Form 10-Q
period 2019-06-30
ENSIGN GROUP, INC
filed 2019-08-01
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2019.

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

29222 Rancho Viejo Road, Suite 127
San Juan Capistrano, CA 92675
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 31, 2019, 53,386,352 shares of the registrant’s common stock were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

PART I.

Item 1.        Financial Statements

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$39,042	$31,083
Accounts receivable—less allowance for doubtful accounts of $3,726 and $2,886 at June 30, 2019 and December 31, 2018, respectively	296,935	276,099
Investments—current	8,003	8,682
Prepaid income taxes	5,934	6,219
Prepaid expenses and other current assets	25,632	24,130
Assets held for sale - current	—	1,859
Total current assets	375,546	348,072
Property and equipment, net	674,892	618,874
Right-of-use assets (Note 17)	1,074,449	—
Insurance subsidiary deposits and investments	38,929	36,168
Escrow deposits	—	7,271
Deferred tax assets	8,603	11,650
Restricted and other assets (Note 17)	16,943	20,844
Intangible assets, net (Note 17)	3,829	31,000
Goodwill	97,408	80,477
Other indefinite-lived intangibles	30,922	27,602
Total assets	$2,321,521	$1,181,958
Liabilities and equity
Current liabilities:
Accounts payable	$44,694	$44,236
Accrued wages and related liabilities	116,018	119,656
Lease liabilities—current (Note 17)	59,686	—
Accrued self-insurance liabilities—current	26,981	25,446
Other accrued liabilities	69,816	69,784
Current maturities of long-term debt	10,153	10,105
Total current liabilities	327,348	269,227
Long-term debt—less current maturities	268,179	233,135
Long-term lease liabilities—less current portion (Note 17)	988,145	—
Accrued self-insurance liabilities—less current portion	57,565	54,605
Other long-term liabilities	2,977	11,234
Deferred gain related to sale-leaseback (Note 17)	—	11,417
Total liabilities	1,644,214	579,618

Commitments and contingencies (Notes 15, 17 and 18)
Equity:
Ensign Group, Inc. stockholders' equity:
Common stock; $0.001 par value; 100,000 shares authorized; 55,809 and 53,272 shares issued and outstanding at June 30, 2019, respectively, and 55,089 and 52,584 shares issued and outstanding at December 31, 2018, respectively	55	55
Additional paid-in capital	298,891	284,384
Retained earnings	401,996	344,901
Common stock in treasury, at cost, 1,941 and 1,932 shares at June 30, 2019 and December 31, 2018, respectively	(38,890)	(38,405)
Total Ensign Group, Inc. stockholders' equity	662,052	590,935
Non-controlling interest	15,255	11,405
Total equity	677,307	602,340
Total liabilities and equity	$2,321,521	$1,181,958
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$575,651	$496,386	$1,124,865	$988,520
Expense
Cost of services	457,000	396,132	887,002	786,375
Return of unclaimed class action settlement (Note 18)	—	—	—	(1,664)
Rent—cost of services (Note 17)	37,060	34,472	72,846	68,322
General and administrative expense	30,561	22,386	63,585	47,490
Depreciation and amortization	13,184	11,621	25,782	23,243
Total expenses	537,805	464,611	1,049,215	923,766
Income from operations	37,846	31,775	75,650	64,754
Other income (expense):
Interest expense	(3,941)	(3,869)	(7,613)	(7,482)
Interest income	572	562	1,147	1,010
Other expense, net	(3,369)	(3,307)	(6,466)	(6,472)
Income before provision for income taxes	34,477	28,468	69,184	58,282
Provision for income taxes	5,552	6,142	12,652	12,663
Net income	28,925	22,326	56,532	45,619
Less: net income attributable to noncontrolling interests	316	315	551	476
Net income attributable to The Ensign Group, Inc.	$28,609	$22,011	$55,981	$45,143
Net income per share attributable to The Ensign Group, Inc.:
Basic	$0.54	$0.42	$1.05	$0.87
Diluted	$0.51	$0.41	$1.00	$0.84
Weighted average common shares outstanding:
Basic	53,408	51,880	53,246	51,733
Diluted	56,078	54,251	55,896	53,909
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
	Shares	Amount			Shares	Amount		Total

	(In thousands)
Balance - January 1, 2019	52,584	$55	$284,384	$344,901	1,932	$(38,405)	$11,405	$602,340
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	371	—	5,616	—	—	—	—	5,616
Dividends declared ($0.0475 per share)	—	—	—	(2,543)	—	—	—	(2,543)
Employee stock award compensation	—	—	2,612	—	—	—	—	2,612
Noncontrolling interest attributable to subsidiary equity plan (Note 16)	—	—	—	(317)	—	—	658	341
Cumulative effect of accounting change, net of tax	—	—	—	9,030	—	—	—	9,030
Net income attributable to noncontrolling interest	—	—	—	—	—	—	235	235
Net income attributable to the Ensign Group, Inc.	—	—	—	27,372	—	—	—	27,372
Balance - March 31, 2019	52,955	$55	$292,612	$378,443	1,932	$(38,405)	$12,298	$645,003
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	326	—	3,213	—	—	—	—	3,213
Shares of common stock used to satisfy tax withholding obligations	(9)	—	—	—	9	(485)	—	(485)
Dividends declared ($0.0475 per share)	—	—	—	(2,559)	—	—	—	(2,559)
Employee stock award compensation	—	—	3,066	—	—	—	—	3,066
Noncontrolling interest attributable to subsidiary equity plan (Note 16)	—	—	—	(2,497)	—	—	2,733	236
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(92)	(92)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	316	316
Net income attributable to the Ensign Group, Inc.	—	—	—	28,609	—	—	—	28,609
Balance - June 30, 2019	53,272	$55	$298,891	$401,996	1,941	$(38,890)	$15,255	$677,307

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
	Shares	Amount			Shares	Amount		Total

	(In thousands)
Balance - January 1, 2018	51,360	$53	$266,058	$264,691	1,932	$(38,405)	$7,662	$500,059
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	404	1	2,919	—	—	—	—	2,920
Dividends declared ($0.0450 per share)	—	—	—	(2,346)	—	—	—	(2,346)
Employee stock award compensation	—	—	1,971	—	—	—	—	1,971
Noncontrolling interest attributable to subsidiary equity plan (Note 16)	—	—	—	(79)	—	—	417	338
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(292)	(292)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	161	161
Net income attributable to the Ensign Group, Inc.	—	—	—	23,132	—	—	—	23,132
Balance - March 31, 2018	51,764	$54	$270,948	$285,398	1,932	$(38,405)	$7,948	$525,943
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	269	—	1,857	—	—	—	—	1,857
Dividends declared ($0.0450 per share)	—	—	—	(2,367)	—	—	—	(2,367)
Employee stock award compensation	—	—	2,177	—	—	—	—	2,177
Noncontrolling interest attributable to subsidiary equity plan (Note 16)	—	—	—	(1,885)	—	—	2,228	343
Net income attributable to noncontrolling interest	—	—	—	—	—	—	315	315
Net income attributable to the Ensign Group, Inc.	—	—	—	22,011	—	—	—	22,011
Balance - June 30, 2018	52,033	$54	$274,982	$303,157	1,932	$(38,405)	$10,491	$550,279

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$56,532	$45,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,782	23,243
Impairment of long-lived assets	—	860
Amortization of deferred financing fees	583	588
Amortization of deferred gain on sale-leaseback (Note 17)	—	(329)
Non-cash leasing arrangement (Note 17)	(688)	—
Provision for doubtful accounts	1,155	972
Share-based compensation	6,255	4,829
Cash received from insurance proceeds related to replacement properties and business interruptions	638	—
Income tax refund	—	11,000
Change in operating assets and liabilities
Accounts receivable	(22,716)	13,476
Prepaid income taxes	229	(129)
Prepaid expenses and other assets	3,332	(3,454)
Insurance subsidiary deposits	—	(2,571)
Operating lease obligations	(2,248)	—
Accounts payable	356	(74)
Accrued wages and related liabilities	(355)	(1,046)
Other accrued liabilities	(1,566)	2,531
Accrued self-insurance liabilities	3,717	5,349
Other long-term liability	1,272	376
Net cash provided by operating activities	72,278	101,240
Cash flows from investing activities:
Purchase of property and equipment	(35,762)	(24,295)
Cash payments for business acquisitions (Note 8)	(21,262)	—
Cash payments for asset acquisitions (Note 8)	(43,176)	(55,546)
Escrow deposits	—	(2,652)
Escrow deposits used to fund acquisitions	7,271	228
Cash proceeds from the sale of assets and insurance proceeds	2,575	1,610
Investments and change in other assets	(7,902)	(589)
Net cash used in investing activities	(98,256)	(81,244)
Cash flows from financing activities:
Proceeds from revolving credit facility and other debt (Note 15)	535,000	405,000
Payments on revolving credit facility and other debt (Note 15)	(500,965)	(439,922)
Issuance of common stock upon exercise of options	5,547	4,778
Repurchase of shares of common stock to satisfy tax withholding obligations	(485)	—
Proceeds from sale of subsidiary shares (Note 16)	2,293	—
Repurchase of shares of common stock and subsidiary shares (Note 16)	(2,293)	—
Dividends paid	(5,068)	(4,695)
Non-controlling interest distribution	(92)	(292)
Payments of deferred financing costs	—	(18)
Net cash provided by/(used in) financing activities	33,937	(35,149)
Net increase/(decrease) in cash and cash equivalents	7,959	(15,153)
Cash and cash equivalents beginning of period	31,083	42,337
Cash and cash equivalents end of period	$39,042	$27,184
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,500	$7,321
Income taxes	$12,375	$12,925
Lease liabilities	$73,748	$—
Non-cash financing and investing activity:
Accrued capital expenditures	$3,600	$3,600
Accrued dividends declared	$2,559	$2,367
Note receivable from sale of ancillary business	$—	$282
Right-of-use assets obtained in exchange for new operating lease obligation	$47,748	$—
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, shares and options in thousands, except per share data)
(Unaudited)

1. DESCRIPTION OF BUSINESS

The Company - The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company, through its operating subsidiaries, is a provider of health care services across the post-acute care continuum. As of June 30, 2019, the Company operated 254 facilities, 62 home health, hospice and home care agencies and other ancillary operations located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oklahoma, Oregon, South Carolina, Texas, Utah, Washington, Wisconsin and Wyoming. The Company's operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, senior living, home health, hospice, home care and other ancillary services. The Company's operating subsidiaries have a collective capacity of approximately 20,700 operational skilled nursing beds and 5,900 senior living units. As of June 30, 2019, the Company owned 77 of its 254 affiliated facilities and leased an additional 177 facilities through long-term lease arrangements and had options to purchase 12 of those 177 facilities. As of December 31, 2018, the Company owned 72 of its 244 affiliated facilities and leased an additional 172 facilities through long-term lease arrangements and had options to purchase 12 of those 172 facilities.
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

Proposed Spin-Off Transaction — On May 6, 2019, the Company announced a proposed plan to separate its transitional and skilled nursing services, its home health and hospice operations and substantially all of its senior living operations into two separate, publicly traded companies. See Note 2, Proposed Spin-Off of Subsidiaries.

Other Information — The accompanying condensed consolidated financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 (collectively, the Interim Financial Statements) are unaudited. Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2018 which are included in the Company’s annual report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

2. PROPOSED SPIN-OFF OF SUBSIDIARIES

On May 6, 2019, the Company announced a proposed plan to separate its transitional and skilled nursing services, its home health and hospice operations and substantially all of its senior living operations into two separate, publicly traded companies:

•	Ensign, which will include transitional and skilled services, rehabilitative care services, healthcare campuses, post-acute-related new business ventures and real estate investments; and

•	The Pennant Group, Inc. ("Pennant"), which will be a holding company of operating subsidiaries that provide home health, hospice and senior living.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company intends to accomplish the proposed separation through a spin-off (the Spin-Off), in which it expects to distribute shares of Pennant common stock to the Company’s stockholders, on a pro rata basis. The Company anticipates that at the time of the Spin-Off, Pennant, which is currently a wholly-owned subsidiary of the Company, will consists of 62 home health, hospice and home care agencies and 51 senior living communities as of June 30, 2019. Ensign affiliates will retain ownership of the real estate at 28 of the 51 senior living operations that are being contributed to Pennant. The Company anticipates that after the Spin-Off, all of these properties will be leased to Pennant on a triple-net basis, under which Pennant affiliates will be responsible for all costs at the properties, including property taxes, insurance and maintenance and repair costs.

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
The condensed consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's relationship with variable interest entities was not material during the three and six months ended June 30, 2019 and 2018.
The Company completed the sale of one of its senior living operations for a sale price of $1,838 during the first quarter of 2019. The sale transaction does not meet the criteria of discontinued operations as it does not represent a strategic shift that has, or will have, a major effect on the Company's operations and financial results. The Company presented property and equipment assets of the senior living operation sold as held for sale in the consolidated balance sheet as of December 31, 2018.
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
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and recorded an impairment charge of $705 and $860 during the three and six months ended June 30, 2018. The Company did not record an impairment charge during the three and six months ended June 30, 2019.

Leases and Leasehold Improvements - The Company leases skilled nursing facilities, senior living facilities and commercial office space. On January 1, 2019, the Company adopted Accounting Standards Codification Topic 842, Leases (ASC 842), electing the transition method that allows it to apply the standard as of the adoption date and record a cumulative adjustment in retained earnings. The Company determines if an arrangement is a lease at the inception of each lease. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating or finance lease. Operating leases are included in right-of-use assets, current lease liabilities and long-term lease liabilities on the Company's condensed consolidated balance sheet. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of future lease payments. The Company estimates this rate based on prevailing financial market conditions, comparable company and credit analysis, and management judgment. The Company records rent expense for operating leases on a straight-line basis over the term of the lease. The lease term used for straight-line rent expense is calculated from the date the Company is given control of the leased premises through the end of the lease term. The lease term excludes lease renewals as the renewal rents are not at a bargain, there are no economic penalties for the Company to renew the lease, and it is not reasonably assured that the Company will exercise the extension options. The lease term used for this evaluation also provides the basis for establishing depreciable lives for buildings subject to lease and leasehold improvements.

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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual test for impairment during the fourth quarter of each year. The Company did not identify any goodwill or intangible assets impairment during the three and six months ended June 30, 2019 and 2018. See further discussion at Note 11, Goodwill and Other Indefinite-Lived Intangible Assets.
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
The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities on an undiscounted basis, net of anticipated insurance recoveries, were $45,106 and $42,635 as of June 30, 2019 and December 31, 2018, respectively.
 The Company’s operating subsidiaries are self-insured for workers’ compensation in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual specific excess insurance coverage that insures individual claims that exceed $500 per occurrence. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 per occurrence. The Company’s operating subsidiaries in all other states, with the exception of Washington and Wyoming, are under a loss sensitive plan that insures individual claims that exceed $350 per occurrence. In Washington and Wyoming, the operating subsidiaries' coverage is financed through premiums paid by the employers and employees. The claims and benefit payments are managed through a state insurance pool. Outside of California, Texas, Washington and Wyoming, the Company has purchased insurance coverage that insures individual claims that exceed $350 per accident. In all states except Washington and Wyoming, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $25,317 and $24,624 as of June 30, 2019 and December 31, 2018, respectively.
In addition, the Company has recorded an asset and equal liability of $7,747 and $6,969 at June 30, 2019 and December 31, 2018, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis. See Note 12, Restricted and Other Assets.
The Company self-funds medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $300 for each covered person with an additional one-time aggregate individual stop loss deductible of $75. Beginning 2016, the Company's policy does not include the additional one-time aggregate individual stop loss deductible of $75. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $6,376 and $5,823 as of June 30, 2019 and December 31, 2018, respectively.
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

The Company adopted the standard as of January 1, 2019, electing the transition method that allows it to apply the standard as of the adoption date and record a cumulative adjustment in retained earnings, if applicable. The Company has elected the package of practical expedients permitted under the transition guidance, which among other things, allows the Company to carry forward the historical lease classification. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company has made an accounting policy to keep leases with an initial term of 12 months or less off of the balance sheet and recognize those lease payments in the consolidated statements of income on a straight-line basis over the lease term. The Company has also elected the practical expedient to not separate lease and non-lease components for all of its leases as the non-lease components are not significant to the overall lease costs.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The adoption of this standard resulted in recognition of right-of-use assets and lease liabilities of $1,051,148 and $1,029,240, respectively, on its condensed consolidated balance sheets as of January 1, 2019. The Company recorded an adjustment, net of tax, of $9,030 to retained earnings, on the adoption date, related to a deferred gain on a previous sale-leaseback transaction, which resulted in an increase in rent expense of $658 annually, as we are no longer able to recognize the gain in our consolidated statement of income as a result of the new lease standard. In addition, initial direct costs associated with its lease agreements and favorable lease assets of $26,939 were classified into right-of-use assets on the adoption date. The standard does not materially affect the Company's consolidated net earnings or have a notable impact on liquidity or debt-covenant compliance under the current agreements. See further discussion at Note 17, Leases.

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

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of credit Losses on Financial Instruments”, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance will be effective for fiscal year beginning after December 15, 2019, which will be the Company's fiscal year 2020, with early adoption is permitted. The Company has not yet determined the effect of the ASU on its results of operations, financial condition or cash flows.

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
Revenue from the Medicare and Medicaid programs accounted for 68.0% the Company's revenue for both the three and six months ended June 30, 2019, respectively and 68.2% and 68.0% for the three and six months ended June 30, 2018, respectively. Settlement with Medicare and Medicaid payors for retroactive adjustments due to audits and reviews are considered variable consideration and are included in the determination of the estimated transaction price. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity. Consistent with healthcare industry practices, any changes to these revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded adjustments to revenue which were not material to the Company's consolidated revenue or Interim Financial Statements for the three and six months ended June 30, 2019 and 2018.
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

The Company has elected the lessor practical expedient within ASC 842, Leases ("ASC 842") and recognizes, measures, presents, and discloses the revenue for services under the Company's senior living residency agreements based upon the predominant component, either the lease or nonlease component, of the contracts. The Company has determined that the services included under the Company’s senior living residency agreements have the same timing and pattern of transfer. The Company recognizes revenue under ASC 606, Revenue Recognition from Contracts with Customers ("ASC 606") for its senior residency agreements for which it has estimated that the nonlease components of such residency agreements are the predominant component of the contract.
Home Health Revenue
Medicare Revenue
Net service revenue is recorded under the Medicare prospective payment system based on a 60-day episode payment rate that is subject to adjustment based on certain variables including, but not limited to: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider or transferred from another provider before completing the episode; (d) a payment adjustment based upon the level of covered therapy services; (e) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (f) changes in the base episode payments established by the Medicare program; (g) adjustments to the base episode payments for case mix and geographic wages; and (h) recoveries of overpayments.
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
Revenue for the three and six months ended June 30, 2019 and 2018 is summarized in the following tables:

	Three Months Ended June 30,
	2019		2018
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$206,811	35.9%	$173,169	34.9%
Medicare	153,187	26.6	136,813	27.6
Medicaid — skilled	31,792	5.5	28,298	5.7
Total Medicaid and Medicare	391,790	68.0	338,280	68.2
Managed care	93,690	16.3	80,150	16.1
Private and other payors(1)	90,171	15.7	77,956	15.7
Revenue	$575,651	100.0%	$496,386	100.0%

(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the three months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019		2018
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$401,814	35.7%	$340,794	34.5%
Medicare	300,907	26.8	276,127	27.9
Medicaid — skilled	62,243	5.5	55,340	5.6
Total Medicaid and Medicare	764,964	68.0	672,261	68.0
Managed care	183,538	16.3	163,866	16.6
Private and other payors(1)	176,363	15.7	152,393	15.4
Revenue	$1,124,865	100.0%	$988,520	100.0%

(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the six months ended June 30, 2019 and 2018.
Balance Sheet Impact
Included in the Company’s condensed consolidated balance sheet are contract assets, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company had no material contract liabilities as of June 30, 2019 and December 31, 2018, or activity during the three and six months ended June 30, 2019 and 2018.

Accounts receivable as of June 30, 2019 and December 31, 2018 is summarized in the following table:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30, 2019	December 31, 2018
Medicaid	$128,069	$117,984
Managed care	62,605	54,682
Medicare	53,232	50,994
Private and other payors	56,755	55,325
	300,661	278,985
Less: allowance for doubtful accounts	(3,726)	(2,886)
Accounts receivable, net	$296,935	$276,099

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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$28,925	$22,326	$56,532	$45,619
Less: net income attributable to noncontrolling interests	316	315	551	476
Net income attributable to The Ensign Group, Inc.	$28,609	$22,011	$55,981	$45,143

Denominator:
Weighted average shares outstanding for basic net income per share	53,408	51,880	53,246	51,733
Basic net income per common share attributable to The Ensign Group, Inc.	$0.54	$0.42	$1.05	$0.87

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$28,925	$22,326	$56,532	$45,619
Less: net income attributable to noncontrolling interests	316	315	551	476
Net income attributable to The Ensign Group, Inc.	$28,609	$22,011	$55,981	$45,143

Denominator:
Weighted average common shares outstanding	53,408	51,880	53,246	51,733
Plus: incremental shares from assumed conversion (1)	2,670	2,371	2,650	2,176
Adjusted weighted average common shares outstanding	56,078	54,251	55,896	53,909
Diluted net income per common share attributable to The Ensign Group, Inc.	$0.51	$0.41	$1.00	$0.84

(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 173 and 322 for the three and six months ended June 30, 2019, respectively, and 196 and 398 for the three and six months ended June 30, 2018, respectively.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$39,042	$—	$—	$31,083	$—	$—

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

Debt Security Investments - Held to Maturity

At June 30, 2019 and December 31, 2018, the Company had approximately $46,932 and $44,850, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value based on Level 1 inputs. The Company has the intent and ability to hold these debt securities to maturity. Further, as of June 30, 2019, the debt security investments were held in AA, A and BBB rated debt securities.

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

As of June 30, 2019, transitional and skilled services included 171 wholly-owned affiliated skilled nursing operations and 27 campuses that provide skilled nursing and rehabilitative care services and senior living services. The Company provided room and board and social services through 56 wholly-owned affiliated senior living operations and 27 campuses as mentioned above. Home health, hospice and home care services were provided to patients through 62 affiliated agencies. As of June 30, 2019, the Company held majority membership interests in other ancillary operations, which operating results are included in the "all other" category.

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

Segment revenues by major payor source were as follows:

	Three Months Ended June 30, 2019
	Transitional and Skilled Services	Senior Living Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$192,545	$10,333	$3,933	$—		$206,811	35.9%
Medicare	118,807	—	34,380	—		153,187	26.6
Medicaid-skilled	31,792	—	—	—		31,792	5.5
Subtotal	343,144	10,333	38,313	—		391,790	68.0
Managed care	86,491	—	7,199	—		93,690	16.3
Private and other	39,603	31,713	4,696	14,159	(1)	90,171	15.7
Total revenue	$469,238	$42,046	$50,208	$14,159		$575,651	100.0%

(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the three months ended June 30, 2019.

	Three Months Ended June 30, 2018
	Transitional and Skilled Services	Senior Living Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$161,584	$8,677	$2,908	$—		$173,169	34.9%
Medicare	108,237	—	28,576	—		136,813	27.6
Medicaid-skilled	28,298	—	—	—		28,298	5.7
Subtotal	298,119	8,677	31,484	—		338,280	68.2
Managed care	74,168	—	5,982	—		80,150	16.1
Private and other	36,231	28,487	3,783	9,455	(1)	77,956	15.7
Total revenue	$408,518	$37,164	$41,249	$9,455		$496,386	100.0%

(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the three months ended June 30, 2018.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2019
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$373,839	$20,135	$7,840	$—		$401,814	35.7%
Medicare	235,508	—	65,399	—		300,907	26.8
Medicaid-skilled	62,243	—	—	—		62,243	5.5
Subtotal	671,590	20,135	73,239	—		764,964	68.0
Managed care	169,663	—	13,875	—		183,538	16.3
Private and other	77,243	62,605	9,211	27,304	(1)	176,363	15.7
Total revenue	$918,496	$82,740	$96,325	$27,304		$1,124,865	100.0%

(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the six months ended June 30, 2019.

	Six Months Ended June 30, 2018
	Transitional and Skilled Services	Assisted and Independent Living Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$318,095	$16,941	$5,758	$—		$340,794	34.5%
Medicare	220,190	—	55,937	—		276,127	27.9
Medicaid-skilled	55,340	—	—	—		55,340	5.6
Subtotal	593,625	16,941	61,695	—		672,261	68.0
Managed care	151,968	—	11,898	—		163,866	16.6
Private and other	69,941	56,336	7,414	18,702	(1)	152,393	15.4
Total revenue	$815,534	$73,277	$81,007	$18,702		$988,520	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the six months ended June 30, 2018.

The following table sets forth selected financial data consolidated by business segment:

	Three Months Ended June 30, 2019
	Transitional and Skilled Services(4)	Senior Living Services(4)	Home Health and Hospice Services	All Other(3)	Elimination	Total
Revenue from external customers	$469,238	$42,046	$50,208	$14,159	$—	$575,651
Intersegment revenue(1)	780	—	—	2,149	(2,929)	—
Total revenue	$470,018	$42,046	$50,208	$16,308	$(2,929)	$575,651
Segment income (loss)(2)	$56,652	$4,821	$7,306	$(30,933)	$—	$37,846
Interest expense, net of interest income						$(3,369)
Income before provision for income taxes						$34,477
Depreciation and amortization	$8,938	$2,019	$320	$1,907	$—	$13,184

(1) Intersegment revenue represents services provided at the Company's operating subsidiaries between the Company's business lines.
(2) Segment income (loss) includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, senior living services and home health and hospice services segments. Home health and hospice services segment income also excludes intercompany expenses for services provided at transitional and skilled operations of $780. Including these expenses, home health and hospice services segment income would be $6,526. Transitional and skilled services, senior living services and home health and hospice services segment income excludes intercompany expenses for services provided by the business lines that are included in the "All Other" category of $2,149.
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
(2) Segment income (loss) includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, senior living services and home health and hospice services segments. Home health and hospice services segment income also excludes intercompany expenses for services provided at transitional and skilled operations of $645.  Including these expenses, home health and hospice services segment income would be $5,623. Transitional and skilled services, senior living services and home health and hospice services segment income excludes intercompany expenses for services provided by the business lines that are included in the "All Other" category of $1,112.
(3) General and administrative expense is included in the "All Other" category.
(4) The Company's campuses represent facilities that offer both skilled nursing and senior living services. Revenue and expenses related to skilled nursing and senior living services have been allocated and recorded in the respective reportable segment.

	Six Months Ended June 30, 2019
	Transitional and Skilled Services(4)	Senior Living Services(4)	Home Health and Hospice Services	All Other(3)	Elimination	Total
Revenue from external customers	$918,496	$82,740	$96,325	$27,304	$—	$1,124,865
Intersegment revenue(1)	1,495	—	—	3,861	(5,356)	—
Total revenue	$919,991	$82,740	$96,325	$31,165	$(5,356)	$1,124,865
Segment income (loss)(2)	$115,416	$9,859	$14,174	$(63,799)	$—	$75,650
Interest expense, net of interest income						$(6,466)
Income before provision for income taxes						$69,184
Depreciation and amortization	$17,552	$3,919	$580	$3,731	$—	$25,782

(1) Intersegment revenue represents services provided at the Company's operating subsidiaries between the Company's business lines.
(2) Segment income (loss) includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, senior living services and home health and hospice services segments. Home health and hospice services segment income also excludes intercompany expenses for services provided at transitional and skilled operations of $1,495. Including these expenses, home health and hospice services segment income would be $12,679. Transitional and skilled services, senior living services and home health and hospice services segment income excludes intercompany expenses for services provided by the business lines which are included in the "All Other" category of $3,861.
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
(2) Segment income (loss) includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, senior living services and home health and hospice services segments. Home health and hospice services segment income also excludes intercompany expenses for services provided at transitional and skilled operations of $1,334.  Including these expenses, home health and hospice services segment income would be $10,992. Transitional and skilled services, senior living services and home health and hospice services segment income excludes intercompany expenses for services provided by the business lines that are included in the "All Other" category of $2,194.
(3) General and administrative expense is included in the "All Other" category.
(4) The Company's campuses represent facilities that offer both skilled nursing and senior living services. Revenue and expenses related to skilled nursing and senior living services have been allocated and recorded in the respective reportable segment.
The Company completed the sale of one of its senior living operations for an aggregate sale price of $1,838 during the first quarter of 2019. The sale transaction does not meet the criteria of discontinued operations as it does not represent a strategic shift that has, or will have, a major effect on the Company's operations and financial results.

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
During the six months ended June 30, 2019, the Company expanded its operations through a combination of a long-term lease and real estate purchases, with the addition of seven stand-alone skilled nursing operations, one stand-alone senior living operation, three campus operations, two home health agencies, four hospice agencies and two home care agencies. The Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The addition of these operations added a total of 1,088 operational skilled nursing beds and 364 operational senior living units to be operated by the Company's affiliated operating subsidiaries. The Company also invested in new ancillary services that are complementary to its existing businesses. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction. The aggregate purchase price for these acquisitions during the six months ended June 30, 2019 was $65,362.
The fair value of assets for eleven of the acquisitions was concentrated in property and equipment and as such, these transactions were classified as asset acquisitions in accordance with Accounting Standards Codification Topic 805, Clarifying the Definition of a Business (ASC 805). The purchase price for the eleven asset acquisitions was $43,176, which mainly consisted of building and improvements of $33,900 and land of $7,660. The fair value of assets for the remaining nine acquisitions was concentrated in goodwill and as such, these transactions were classified as business acquisitions in accordance with ASC 805. The purchase price for the nine business combinations was $22,186, which mainly consisted of goodwill and indefinite-lived intangible assets of $20,251. The Company also entered into a note payable with the seller of $924, which was subsequently paid off in the second quarter of 2019 and included in the payments on revolving credit facility and other debt line item in the consolidated statement of cash flow. As of the date of this filing, the preliminary allocation of the purchase price for the acquisitions in the second quarter was not finalized as necessary valuation information was not yet available.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the second quarter of 2018, all of the fair value of the assets acquired were concentrated in property and equipment and as such, the transactions were classified as asset acquisitions in accordance with ASC 805. During the six months ended June 30, 2018, the aggregate purchase price for those acquisitions was $55,546, of which $31,500 was related to an office building acquisition to accommodate its growing Service Center team.

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return. The operating subsidiaries acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operating subsidiaries, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operating subsidiaries. The businesses acquired during the six months ended June 30, 2019 were not material acquisitions to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These acquisitions have been included in the June 30, 2019 condensed consolidated balance sheets of the Company, and the operating results have been included in the condensed consolidated statements of operations of the Company since the dates the Company gained effective control.

Subsequent to June 30, 2019, the Company expanded its operations through long-term leases, with the addition of one stand-alone skilled nursing operation and one stand-alone senior living operation. The Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The addition of these operations added a total of 27 operational skilled nursing beds and 91 operational senior living units to be operated by the Company's operating subsidiaries. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction.

9. PROPERTY AND EQUIPMENT— Net
Property and equipment, net consist of the following:

	June 30, 2019	December 31, 2018
Land	$68,081	$60,420
Buildings and improvements	449,763	411,096
Equipment	220,402	202,346
Furniture and fixtures	5,465	5,079
Leasehold improvements	127,345	112,935
Construction in progress	10,195	9,729
	881,251	801,605
Less: accumulated depreciation	(206,359)	(182,731)
Property and equipment, net	$674,892	$618,874

See also Note 8, Acquisitions for information on acquisitions during the six months ended June 30, 2019 and 2018.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. INTANGIBLE ASSETS — Net

	Weighted Average Life (Years)	June 30, 2019			December 31, 2018
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Lease acquisition costs	1.7	$360	$(240)	120	$843	$(251)	$592
Favorable leases	2.1	534	(316)	218	35,650	(8,724)	26,926
Assembled occupancy	0.4	3,180	(3,056)	124	2,936	(2,870)	66
Facility trade name	30.0	733	(330)	403	733	(317)	416
Customer relationships	16.7	5,110	(2,146)	2,964	4,670	(1,670)	3,000
Total		$9,917	$(6,088)	$3,829	$44,832	$(13,832)	$31,000

Amortization expense was $1,012 and $1,905 for the three and six months ended June 30, 2019, respectively, and $691 and $1,306 for the three and six months ended June 30, 2018, respectively. Favorable leases and lease acquisition costs of $26,939 were reclassed to right-of-use assets as of January 1, 2019, as a part of the adoption of ASC 842. See Note 17, Leases.
Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2019 (remainder)	$567
2020	345
2021	249
2022	249
2023	237
2024	234
Thereafter	1,948
$3,829

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

The Company anticipates that the majority of total goodwill recognized will be fully deductible for tax purposes as of June 30, 2019. See further discussion of goodwill acquired at Note 8, Acquisitions.

The following table represents activity in goodwill by segment as of and for the six months ended June 30, 2019:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Goodwill
	Transitional and Skilled Services	Senior Living Services	Home Health and Hospice Services	All Other	Total
January 1, 2019	$45,486	$3,958	$27,250	$3,783	$80,477
Additions	—	—	11,500	5,431	16,931
June 30, 2019	$45,486	$3,958	$38,750	$9,214	$97,408

Other indefinite-lived intangible assets consists of the following:

	June 30, 2019	December 31, 2018
Trade name	$1,373	$1,217
Medicare and Medicaid licenses	29,549	26,385
	$30,922	$27,602
As of the date of this filing, the preliminary allocation of the purchase price for the acquisitions in the second quarter, mentioned in Note 8, Acquisitions, was not finalized as necessary valuation information was not yet available. The final allocation could have an impact on the allocation of goodwill and indefinite-lived intangible assets related to these acquisitions.
12. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

	June 30, 2019	December 31, 2018
Debt issuance costs, net	$1,442	$1,892
Long-term insurance losses recoverable asset	7,747	6,969
Deposits with landlords	4,148	8,694
Capital improvement reserves with landlords and lenders	3,535	3,196
Note receivable from sale of ancillary business	71	93
Restricted and other assets	$16,943	$20,844

Included in restricted and other assets as of June 30, 2019 and December 31, 2018 are anticipated insurance recoveries related to the Company's workers' compensation, general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB. Prepaid rent of $5,220, previously included in deposits with landlords above, were reclassed to right-of-use assets as of January 1, 2019, as part of the adoption of ASC 842. See Note 17, Leases.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30, 2019	December 31, 2018
Quality assurance fee	$5,639	$5,375
Refunds payable	27,477	25,118
Resident advances	4,607	8,495
Cash held in trust for patients	2,842	2,824
Resident deposits	7,753	6,665
Dividends payable	2,559	2,525
Property taxes	7,669	9,426
Other	11,270	9,356
Other accrued liabilities	$69,816	$69,784

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

14. INCOME TAXES

The Company recorded income tax expense of $12,652 and $12,663 during the six months ended June 30, 2019 and 2018, respectively, or 18.3% of earnings before income taxes for the six months ended June 30, 2019, compared to 21.7% for the six months ended June 30, 2018. The effective tax rate for both six month periods include excess tax benefits from stock-based compensation which were offset by non-deductible expenses including non-deductible compensation.

The Company is not currently under examination by any major income tax jurisdiction. During 2019, the statutes of limitations will lapse on the Company's 2015 Federal tax year and certain 2014 and 2015 state tax years. The Company does not believe the Federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the six months ended June 30, 2019 and 2018.

The Company implemented ASC 842 as described in the Summary of Significant Accounting Policies. The new lease standard reduced net deferred assets by $3,044, which is reflected in retained earnings as day one accounting change adjustment.

15. DEBT
Long-term debt consists of the following:

	June 30, 2019	December 31, 2018
Term loan with SunTrust	$109,375	$113,125
Revolving credit facility with SunTrust	50,000	10,000
Mortgage loans and promissory note	121,664	122,955
	281,039	246,080
Less: current maturities	(10,153)	(10,105)
Less: debt issuance costs	(2,707)	(2,840)
	$268,179	$233,135

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

On February 5, 2016, the Company amended its existing revolving credit facility to increase its aggregate principal amount available to $250,000 (the Amended Credit Facility). Under the credit facility, the Company may seek to obtain incremental revolving or term loans in an aggregate amount not to exceed $150,000. The interest rates applicable to loans under the credit facility are, at the Company's option, equal to either a base rate plus a margin ranging from 0.75% to 1.75% per annum or LIBOR plus a margin ranging from 1.75% to 2.75% per annum, based on the Consolidated Total Net Debt to Consolidated EBITDA ratio (as defined in the agreement). In addition, the Company pays a commitment fee on the unused portion of the commitments under the credit facility that will range from 0.30% to 0.50% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio of the Company and its subsidiaries. The Company is permitted to prepay all or any portion of the loans under the credit facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders.

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

The Credit Facility is guaranteed, jointly and severally, by certain of the Company’s wholly owned subsidiaries, and is secured by a pledge of stock of the Company's material operating subsidiaries as well as a first lien on substantially all of its personal property. The credit facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum Consolidated Total Net Debt to consolidated EBITDA ratio (which shall be increased to 3.50:1.00 for the first fiscal quarter and the immediate following three fiscal quarters), and a minimum interest/rent coverage ratio (which cannot be below 1.50:1.00). The majority of lenders can require that the Company and its operating subsidiaries mortgage certain of its real property assets to secure the Amended Credit Facility if an event of default occurs, the Consolidated Total Net Debt to consolidated EBITDA ratio is above 2.75:1.00 for two consecutive fiscal quarters, or its liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the Consolidated Total Net Debt to consolidated EBITDA ratio is below 2.75:1.00 for two consecutive fiscal quarters, or its liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of June 30, 2019, the Company's operating subsidiaries had $159,375 outstanding under the Credit Facility. The outstanding balance on the term loan was $109,375, of which $7,500 is classified as short-term and the remaining $101,875 is classified as long-term. The outstanding balance on the revolving Credit Facility was $50,000, which is classified as long-term. The Company was in compliance with all loan covenants as of June 30, 2019.

As of July 30, 2019, there was approximately $111,250 outstanding under the Revolving Credit Facility.

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
As of June 30, 2019, the Company's operating subsidiaries had $121,664 outstanding under the mortgage loans and note, of which $2,653 is classified as short-term and the remaining $119,011 is classified as long-term. The Company was in compliance with all loan covenants as of June 30, 2019.
Based on Level 2, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2019, the Company increased its outstanding letters of credit by $560. As of June 30, 2019, the Company had approximately $5,342 on the credit facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

16. OPTIONS AND AWARDS
Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2019 and 2018 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
Stock Options
2017 Omnibus Incentive Plan - The Company has one active stock incentive plan, the 2017 Omnibus Incentive Plan (the 2017 Plan). The 2017 Plan provides for the issuance of 6,881 shares of common stock. The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 2.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). Granted non-employee director options vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other options generally vest over 5 years at 20% per year on the anniversary of the grant date. Options expire 10 years from the date of grant. At June 30, 2019, there were 3,908 unissued shares of common stock available for issuance under this plan.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company granted 399 options and 194 restricted stock awards from the 2017 Plan during the six months ended June 30, 2019.
The Company used the following assumptions for stock options granted during the three months ended June 30, 2019 and 2018:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2019	258	2.1%	6.3 years	34.0%	0.4%
2018	227	2.7%	6.2 years	32.0%	0.5%

The Company used the following assumptions for stock options granted during the six months ended June 30, 2019 and 2018:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2019	399	2.2%	6.3 years	33.9%	0.3%
2018	395	2.7%	6.2 years	32.0%	0.6%

For the six months ended June 30, 2019 and 2018, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2019	399	$53.67	$19.35
2018	395	$32.33	$11.15

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended June 30, 2019 and 2018 and therefore, the intrinsic value was $0 at the date of grant.

The following table represents the employee stock option activity during the six months ended June 30, 2019:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2019	4,188	$17.35	2,431	$12.37
Granted	399	53.67
Forfeited	(27)	26.16
Exercised	(531)	10.45
June 30, 2019	4,029	$21.80	2,407	$13.88

The following summary information reflects stock options outstanding, vested and related details as of June 30, 2019:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Stock Options Outstanding						Stock Options Vested

				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2009	$4.06	-	$4.56	40	$83	0	40
2010	4.77	-	4.96	50	122	1	50
2011	5.90	-	7.99	80	274	2	80
2012	6.56	-	7.96	217	797	3	217
2013	7.98	-	11.49	355	1,712	4	355
2014	10.55	-	18.94	1,049	5,953	5	1,025
2015	21.47	-	25.24	431	3,926	6	272
2016	18.79	-	19.89	381	2,652	7	180
2017	18.64	-	22.90	420	2,931	8	118
2018	26.53	-	38.59	607	7,346	9	70
2019	$53.50	-	$53.99	399	7,724	10	—
Total				4,029	$33,520		2,407

Restricted Stock Awards
The Company granted 89 and 194 restricted stock awards during the three and six months ended June 30, 2019, respectively. The Company granted 217 and 274 restricted stock awards during the three and six months ended June 30, 2018, respectively. All awards were granted at an issued price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the six months ended June 30, 2019 and 2018 ranged from $41.68 to $53.99 and $23.61 to $36.61 respectively. The fair value per share includes quarterly stock awards to non-employee directors.
A summary of the status of the Company's non-vested restricted stock awards as of June 30, 2019 and changes during the six months ended June 30, 2019 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	573	$29.31
Granted	194	52.16
Vested	(166)	38.79
Forfeited	(5)	28.67
Nonvested at June 30, 2019	596	$34.13

During the three and six months ended June 30, 2019, the Company granted 8 and 14 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards ranged from $41.68 to $51.78 based on the market price on the grant date.

Share-based compensation expense recognized for the Company's equity incentive plans for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Share-based compensation expense related to stock options	$1,479	$1,292	$2,822	$2,508
Share-based compensation expense related to restricted stock awards	1,199	675	2,197	1,253
Share-based compensation expense related to stock options and restricted stock awards to non-employee directors	388	210	659	387
Total	$3,066	$2,177	$5,678	$4,148

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In future periods, the Company expects to recognize approximately $17,760 and $18,860 in share-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of June 30, 2019. Future share-based compensation expense will be recognized over 3.9 weighted average years for both unvested options and restricted stock awards. There were 1,622 unvested and outstanding options at June 30, 2019, of which 1,517 are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest at June 30, 2019 was 6.1 years.

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of June 30, 2019 and December 31, 2018 is as follows:

Options	June 30, 2019	December 31, 2018
Outstanding	$141,531	$89,806
Vested	103,589	64,222
Expected to vest	32,597	22,963
Exercisable	21,118	27,646

The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options.
Equity Instrument Denominated in the Shares of a Subsidiary
On May 26, 2016, the Company implemented a management equity plan and granted stock options and restricted stock awards of a subsidiary of the Company to employees and management of that subsidiary (Subsidiary Equity Plan). The Company did not grant any new restricted shares during the six months ended June 30, 2019 and 2018. These awards generally vest over a period of three to five years, or upon the occurrence of certain prescribed events. During both the six months ended June 30, 2019 and 2018, 976 restricted stock awards vested.
The Company granted 221 stock options during the six months ended June 30, 2018. The Company did not grant any new stock options during the six months ended June 30, 2019. The value of the stock options and restricted stock awards is tied to the value of the common stock of the subsidiary. The awards can be put to the Company at various prescribed dates, which in no event is earlier than six months after vesting of the restricted awards or exercise of the stock options. The Company can also call the awards, generally upon employee termination.
The grant-date fair value of the awards is recognized as compensation expense over the relevant vesting periods, with a corresponding adjustment to noncontrolling interests. The grant value was determined based on an independent valuation of the subsidiary shares. For the three and six months ended June 30, 2019, the Company expensed $236 and $577, respectively, in share-based compensation related to the Subsidiary Equity Plan. For the three and six months ended June 30, 2018, the Company expensed $343 and $681, respectively, in share-based compensation related to the Subsidiary Equity Plan.
The aggregate number of the Company's common shares that would be required to settle these awards at current estimated fair values, including vested and unvested awards, at June 30, 2019 and 2018 is 328 and 235, respectively.
During the second quarter of 2019, the Company repurchased 469 shares of common stock under the Subsidiary Equity Plan for $2,293. The Company subsequently sold the shares and received net proceeds of $2,293.
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
Commencing the third year, the rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $15,057 and $29,896 for the three and six months ended June 30, 2019, respectively, and $14,538 and $28,956 for the three and six months ended June 30, 2018, respectively.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is not aware of any defaults as of June 30, 2019.
The Company also leases certain affiliated operations and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company has entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $37,211 and $73,181 for the three and six months ended June 30, 2019, respectively, and $34,476 and $68,640 for the three and six months ended June 30, 2018, respectively.
Thirty-nine of the Company’s affiliated facilities, excluding the facilities that are operated under the Master Leases with CareTrust, are operated under seven separate master lease arrangements. Under these master leases, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
Impact of New Leases Guidance
As described further in Note 3, Summary of Significant Accounting Policies, the Company adopted Topic 842, Leases, as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 840.
All of the Company's leases are classified as operating leases. The components of lease assets and liabilities are included in the condensed consolidated balance sheets. The following tables summarize the impact of the adoption of the new lease accounting guidance on the Company’s condensed consolidated balance sheet as of June 30, 2019 and the condensed consolidated statement of income for the three and six months ended June 30, 2019, as if the previous accounting guidance was in effect for comparison purposes. There was no impact to the condensed consolidated statement of cash flows for the six months ended June 30, 2019.
The following table summarizes the impact of the adoption of the new lease accounting guidance on the Company’s condensed consolidated balance sheet as of January 1, 2019.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance at December 31, 2018	Adjustments due to new lease guidance	January 1, 2019	Balance at June 30, 2019
Total assets(1)	$1,181,958	$1,015,937	$2,197,895	$2,321,521
Total liabilities(2)	579,618	1,006,907	1,586,525	1,644,214
Total equity	602,340	9,030	611,370	677,307
(1) Adjustment in assets includes the reclassification of intangible assets, prepaid rent and deferred rent into right-of-use assets and the decrease in deferred tax assets due to the removal of deferred gain related to sale-leaseback as of January 1, 2019.
(2) Adjustment in liabilities includes the reclassification of other liabilities into lease liabilities and the removal of deferred gain related to sale-lease back as of January 1, 2019.
The components of operating lease expense(1), are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Rent - cost of services(2)	$37,060	$34,472	$72,846	$68,322
General and administrative expense	151	168	335	318
Depreciation and amortization(3)	495	495	990	990
	$37,706	$35,135	$74,171	$69,630
(1) Operating lease expenses include short-term leases and variable lease costs, which are immaterial.
(2) Rent- cost of services includes the amortization of deferred rent of $434 and $688 for the three and six months ended June 30, 2019, respectively.
(3) Depreciation and amortization is related to the amortization of favorable and direct lease costs.

Future minimum lease payments for all leases as of June 30, 2019 are as follows:

Year	Amount
2019 (remainder)	$74,865
2020	149,083
2021	148,086
2022	146,540
2023	144,852
2024	142,880
Thereafter	912,928
Total lease payments	1,719,234
Less: present value adjustment	(646,138)
Less: variable rent	(25,265)
Present value of total lease liabilities	1,047,831
Less: current lease liabilities	(59,686)
Long-term operating lease liabilities	$988,145
Future minimum lease payments for all leases as of December 31, 2018 were as follows:

Year	Amount
2019	$142,497
2020	141,536
2021	140,524
2022	139,018
2023	137,349
Thereafter	967,027
Total lease payments	$1,667,951

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of June 30, 2019, the weighted average remaining lease term is 12 years and the weighted average discount rate used to determine the operating lease liability is 8.66%.

18. COMMITMENTS AND CONTINGENCIES
Regulatory Matters — Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. Included in these laws and regulations is the Health Insurance Portability and Accountability Act of 1996 (HIPAA), which requires healthcare providers (among other things) to safeguard the privacy and security of certain health information. In late December of 2016, the Company learned of a potential issue at one of its independent operating entities in Arizona which involved the limited and inadvertent disclosure of certain confidential information. The issue has been internally investigated, addressed and disclosed as is required by law. The Company believes that it is presently in compliance in all material respects with applicable HIPAA laws and regulations. As of June 30, 2019, this matter has been resolved.
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
U.S. Department of Justice Civil Investigative Demand - On May 31, 2018, the Company received a Civil Investigative Demand (CID) from the U.S. Department of Justice stating that it is investigating to determine whether the Company has violated the False Claims Act and/or the Anti-Kickback Statute with respect to the relationships between certain of the Company’s independently operated skilled nursing facilities and persons who served as medical directors, advisory board participants or other potential referral sources. The CID covered the period from October 3, 2013 to the present, and was limited in scope to ten of the Company’s Southern California independent operating entities. In October 2018, the Department of Justice made an additional request for information covering the period of January 1, 2011 to the present, relating to the same topic. As a general matter, the Company’s independent operating entities maintain policies and procedures to promote compliance with the False Claims Act, the Anti-Kickback Statute, and other applicable regulatory requirements. The Company is fully cooperating with the U.S. Department of Justice to promptly respond to the requests for information. However, the Company cannot predict when the investigation will be resolved, the outcome of the investigation, or its potential impact on the Company.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company and its independent operating subsidiaries have in the past been subject to class action litigation involving claims of alleged violations of regulatory requirements related to staffing. While the Company has been able to settle these claims without a material ongoing adverse effect on its business, future claims could be brought that may materially affect its business, financial condition and results of operations. Other claims and suits, including class actions, continue to be filed against the Company and other companies in its industry. For example, the Company has been subjected to, and is currently involved in, class action litigation alleging violations of state and federal wage and hour law as related to the alleged failure to pay wages and to timely provide and authorize meal and rest breaks. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s business, cash flows, financial condition or results of operations. A significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, could materially adversely affect the Company’s business, financial condition, results of operations and cash flows.
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

Other claims and suits continue to be filed against the Company, its independent operating entities, and other post-acute care providers. In addition, professional negligence claims have been filed and will likely continue to be filed against the Company's independent operating entities by residents or responsible parties.

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
Medicare Revenue Recoupments — The Company's independent operating entities are subject to regulatory reviews relating to Medicare services, billings and potential overpayments as a result of Recovery Audit Contractors (RAC), Zone Program Integrity Contractors (ZPIC), Program Safeguard Contractors (PSC), Unified Program Integrity Contractors (UPIC) and Medicaid Integrity Contributors (MIC) programs collectively referred to as Reviews. As of June 30, 2019, ten of the Company's independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process, both pre- and post-payment. The Company anticipates that these Reviews will increase in frequency in the future. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. As of June 30, 2019, the Company's independent operating subsidiaries have responded to the requests and the related claims are currently under Review, on appeal or in a dispute resolution process.
U.S. Government Inquiry and Corporate Integrity Agreement — In October 2013, the Company and its independent operating entities completed and executed a settlement agreement (the Settlement Agreement) with the DOJ, which received the final approval of the Office of Inspector General-HHS and the United States District Court for the Central District of California. Pursuant to the Settlement Agreement, the Company made a single lump-sum remittance to the government in the amount of $48,000 in October 2013. The Company and its independent operating entities have denied engaging in any illegal conduct and agreed to the settlement amount without any admission of wrongdoing in order to resolve the allegations and to avoid the uncertainty and expense of protracted litigation.

In connection with the settlement and effective as of October 1, 2013, the Company and its independent operating entities entered into a five-year corporate integrity agreement (the CIA) with the Office of Inspector General-HHS. CMS acknowledged the existence of the Company’s current compliance program, which is in accord with the Office of the Inspector General (OIG)’s guidance related to an effective compliance program, and required that the Company and its independent operating entities continue during the term of the CIA to maintain a program designed to promote compliance with the statutes, regulations, and written directives of Medicare, Medicaid, and all other Federal health care programs.

In the first quarter of 2019, the Company received notice from the OIG that the Company’s five-year CIA with the OIG has been completed. Upon receipt of the Company’s fifth and final annual report, the OIG confirmed that the term of the CIA is concluded.

Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 60.3% and 60.6% of its total accounts receivable as of June 30, 2019 and December 31, 2018, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 68.0% of the Company's revenue for both the three and six months ended June 30, 2019, respectively, and 68.2% and 68.0% of the Company's revenue for the three and six months ended June 30, 2018, respectively.

Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of July 30, 2019, the Company had approximately $1,066 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

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
This Report contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which include, but are not limited to, the Company’s expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, plans and objectives of management and the proposed Spin-Off. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” contained in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report, and are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law. As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, “we,” “our” and “us” refer to The Ensign Group, Inc. and its consolidated subsidiaries. All of our affiliated operations, the Service Center and the Captive are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. The use of “we,” “us,” “our” and similar verbiage in this quarterly report is not meant to imply that any of our affiliated operations, the Service Center or the Captive are operated by the same entity. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included in the Quarterly Report.
Overview
We are a provider of health care services across the post-acute care continuum, as well as other ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oklahoma, Oregon, South Carolina, Texas, Utah, Washington, Wisconsin and Wyoming. Our operating subsidiaries, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, senior living, home health, hospice, home care and other ancillary services. As of June 30, 2019, we offered skilled nursing, senior living and rehabilitative care services through 254 skilled nursing and senior living facilities. Of the 254 facilities, we owned 77 and operated an additional 177 facilities under long-term lease arrangements, and have options to purchase 12 of those 177 facilities. Our home health and hospice business provides home health, hospice and home care services from 62 agencies across thirteen states.

The following table summarizes our affiliated facilities and operational skilled nursing beds and senior living units by ownership status as of June 30, 2019:

	Owned	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total
Number of facilities	77	12	165	254
Percentage of total	30.3%	4.7%	65.0%	100.0%
Operational skilled nursing beds	4,476	1,240	14,940	20,656
Percentage of total	21.7%	6.0%	72.3%	100.0%
Senior living units	2,642	184	3,105	5,931
Percentage of total	44.5%	3.1%	52.4%	100.0%
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
Recent Activities

Proposed Spin-Off of Subsidiaries — On May 6, 2019, we announced a proposed plan to separate our transitional and skilled nursing services, our home health and hospice operations and substantially all of our senior living operations into two separate, publicly traded companies:

•	Ensign, which will include transitional and skilled services, rehabilitative care services, healthcare campuses, post-acute-related new business ventures and real estate investments; and

•	The Pennant Group, Inc. (Pennant), which will be a holding company of operating subsidiaries that provide home health, hospice and senior living.

We intend to accomplish the proposed separation through a spin-off (the Spin-Off) in which we expect to distribute shares of Pennant common stock to our stockholders on a pro rata basis. We anticipate that at the time of the Spin-Off, Pennant, which is currently a wholly-owned subsidiary of Ensign, will consist of 62 home health, hospice and home care agencies and 51 senior living communities as of June 30, 2019. Ensign affiliates will retain the ownership of the real estate at 28 of the 51 senior living operations that are being contributed to Pennant. We anticipate that after the Spin-Off, all of these properties will be leased to Pennant on a triple-net basis, under which Pennant affiliates will be responsible for all costs at the properties, including property taxes, insurance and maintenance and repair costs.

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
Adoption of Lease Standard - On January 1, 2019, we adopted Accounting Standards Codification Topic 842, Leases under the transition method that allows us to apply the standard as of the adoption date and record a cumulative adjustment in retained earnings. The new lease standard requires lessees to recognize leases with terms longer than 12 months, on the balance sheet and disclose key information about leasing arrangements. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.
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

Acquisition History

The following table sets forth the location of our facilities and the number of operational beds and units located at our facilities as of June 30, 2019:

	TX	CA	AZ	WI	UT	CO	WA	ID	NE	KS	IA	SC	NV	Total
Number of facilities
Skilled nursing operations	43	44	26	2	17	9	9	8	4	—	4	4	1	171
Senior living communities	11	6	6	19	1	5	1	2	1	—	—	—	4	56
Campuses(1)	6	3	3	—	1	1	—	2	2	7	2	—	—	27
Number of operational beds/units
Operational skilled nursing beds	5,867	4,747	3,790	100	1,889	766	814	785	413	601	368	424	92	20,656
Senior living units	1,028	735	1,428	758	106	620	98	195	301	246	31	—	385	5,931
(1) Campus represents a facility that offers both skilled nursing and senior living services.
As of June 30, 2019, we provided home health and hospice services through our 62 agencies in Arizona, California, Colorado, Idaho, Iowa, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming.
During the six months ended June 30, 2019, we expanded our operations through a combination of a long-term lease and real estate purchases, with the addition of seven stand-alone skilled nursing operations, one stand-alone senior living operation, three campus operations, two home health agencies, four hospice agencies and two home care agencies. We did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The addition of these operations added a total of 1,088 operational skilled nursing beds and 364 operational senior living units to be operated by our affiliated operating subsidiaries. We also invested in new ancillary services that are complementary to our existing businesses. We entered into a separate operations transfer agreement with the prior operator as part of each transaction. The aggregate purchase price for these acquisitions during the six months ended June 30, 2019 was $65.4 million.
Subsequent to June 30, 2019, we expanded our operations through long-term leases, with the addition of one stand-alone skilled nursing operation and one stand-alone senior living operation. We did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The addition of these operations added a total of 27 operational skilled nursing beds and 91 operational senior living units to be operated by our operating subsidiaries. We entered into a separate operations transfer agreement with the prior operator as part of each transaction.

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

The following table summarizes our overall skilled mix and quality mix from our skilled nursing services for the periods indicated as a percentage of our total skilled nursing routine revenue and as a percentage of total skilled nursing patient days:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Skilled Mix:
Days	29.0%	29.7%	29.5%	30.7%
Revenue	48.7%	50.2%	49.2%	51.2%
Quality Mix:
Days	41.0%	42.1%	41.3%	42.8%
Revenue	57.2%	58.8%	57.6%	59.7%

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
The following table summarizes our overall occupancy statistics for skilled nursing operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Occupancy for transitional and skilled services:
Operational beds at end of period	20,656	19,267	20,656	19,267
Available patient days	1,855,909	1,735,633	3,627,614	3,426,846
Actual patient days	1,472,798	1,330,057	2,879,167	2,645,027
Occupancy percentage (based on operational beds)	79.4%	76.6%	79.4%	77.2%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Occupancy for senior living communities:
Occupancy percentage (units)	75.5%	75.2%	75.3%	75.4%
Average monthly revenue per unit	$2,900	$2,863	$2,923	$2,860

Home Health and Hospice

•	Average Medicare revenue per completed episode. The average amount of revenue for each completed 60-day episode generated from patients who are receiving care under Medicare reimbursement programs.

•	Average daily census. The average number of patients who are receiving hospice care as a percentage of total number of patient days.
The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Home health services:
Average Medicare revenue per completed episode	$3,077	$3,064	$3,024	$2,951
Hospice services:
Average daily census	1,673	1,290	1,544	1,275

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

Revenue Sources
The following table sets forth our total revenue by payor source generated by each of our reportable segments and our "All Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three Months Ended June 30, 2019
	Transitional and Skilled Services	Senior Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$192,545	$10,333	$1,515	$2,418	$—		$206,811	35.9%
Medicare	118,807	—	11,990	22,390	—		153,187	26.6
Medicaid-skilled	31,792	—	—	—	—		31,792	5.5
Subtotal	343,144	10,333	13,505	24,808	—		391,790	68.0
Managed care	86,491	—	6,829	370	—		93,690	16.3
Private and other	39,603	31,713	4,654	42	14,159	(1)	90,171	15.7
Total revenue	$469,238	$42,046	$24,988	$25,220	$14,159		$575,651	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our other ancillary operations.

	Three Months Ended June 30, 2018
	Transitional and Skilled Services	Senior Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$161,584	$8,677	$1,232	$1,676	$—		$173,169	34.9%
Medicare	108,237	—	10,486	18,090	—		136,813	27.6
Medicaid-skilled	28,298	—	—	—	—		28,298	5.7
Subtotal	298,119	8,677	11,718	19,766	—		338,280	68.2
Managed care	74,168	—	5,857	125	—		80,150	16.1
Private and other	36,231	28,487	3,746	37	9,455	(1)	77,956	15.7
Total revenue	$408,518	$37,164	$21,321	$19,928	$9,455		$496,386	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our other ancillary operations.

	Six Months Ended June 30, 2019
	Transitional and Skilled Services	Senior Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$373,839	$20,135	$2,953	$4,887	$—		$401,814	35.7%
Medicare	235,508	—	23,360	42,039	—		300,907	26.8
Medicaid-skilled	62,243	—	—	—	—		62,243	5.5
Subtotal	671,590	20,135	26,313	46,926	—		764,964	68.0
Managed care	169,663	—	13,185	690	—		183,538	16.3
Private and other	77,243	62,605	9,149	62	27,304	(1)	176,363	15.7
Total revenue	$918,496	$82,740	$48,647	$47,678	$27,304		$1,124,865	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our other ancillary operations.

	Six Months Ended June 30, 2018
	Transitional and Skilled Services	Senior Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$318,095	$16,941	$2,215	$3,543	$—		$340,794	34.5%
Medicare	220,190	—	20,353	35,584	—		276,127	27.9
Medicaid-skilled	55,340	—	—	—	—		55,340	5.6
Subtotal	593,625	16,941	22,568	39,127	—		672,261	68.0
Managed care	151,968	—	11,590	308	—		163,866	16.6
Private and other	69,941	56,336	7,347	67	18,702	(1)	152,393	15.4
Total revenue	$815,534	$73,277	$41,505	$39,502	$18,702		$988,520	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our other ancillary operations.
Transitional and Skilled Services

Within our skilled nursing operations, we generate revenue from Medicaid, private pay, managed care and Medicare payors. We believe that our skilled mix, which we define as the number of days Medicare, managed care and other skilled patients are receiving services at our skilled nursing operations divided by the total number of days patients are receiving services at our skilled nursing operations, from all payor sources (less days from senior living services) for any given period, is an important indicator of our success in attracting high-acuity patients because it represents the percentage of our patients who are reimbursed by Medicare, managed care and other skilled payors, for whom we receive higher reimbursement rates.

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

Home Health and Hospice Services
Home Health. As of June 30, 2019, we provided home health services in Arizona, California, Colorado, Idaho, Iowa, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. We derive the majority of our revenue from our home health business from Medicare and managed care. The home health prospective payment system provides home health agencies with payments for each 60-day episode of care for each beneficiary. Episodic payments are adjusted for differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. If a beneficiary is still eligible for care after the end of the first episode, a second episode can begin. There are no limits to the number of episodes a beneficiary who remains eligible for the home health benefit can receive. While payment for each episode is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. Episodic payments are also adjusted for certain variables including, but not limited to: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider or transferred from another provider before completing the episode; (d) a payment adjustment based upon the level of covered therapy services; (e) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (f) changes in the base episode payments established by the Medicare program; (g) adjustments to the base episode payments for case mix and geographic wages; and (h) recoveries of overpayments.
Hospice. As of June 30, 2019, we provided hospice care in Arizona, California, Colorado, Idaho, Iowa, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. We derive the majority of the revenue from our hospice business from Medicare reimbursement. The estimated payment rates are daily rates for each of the levels of care we deliver. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Additionally, as Medicare hospice revenue is subject to an inpatient cap and an overall payment cap, we monitor our provider numbers and estimate amounts due back to Medicare if we believe a cap has been exceeded.

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

Other

As of June 30, 2019, we held majority membership interests in our other ancillary operations. Payment for these services varies and is based upon the service provided. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk.
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

Other than the adoption of ASC 842, as discussed above, there have been no significant changes during the six months ended June 30, 2019, to the items that we disclosed in our critical accounting policies and estimates in our Annual Report on Form 10-K, during the year ended December 31, 2018, filed with the SEC.

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

•
Accountable Care Organizations and Reimbursement Reform. A significant goal of federal health care reform is to transform the delivery of health care by changing reimbursement to reflect and support the quality and safety of care that providers deliver, increase efficiency, and reduce growth in spending. Reimbursement models that provide financial incentives to encourage efficiency, affordability, and high-quality care have been developed and implemented by government and commercial third-party payers. The most prolific of these models, the Accountable Care Organization (ACO) model, incentivizes groups of providers to share in savings that are achieved through the coordination of care and chronic disease management of an assigned patient population.  Reimbursement methodology reform includes Value-Based Purchasing (VBP), in which a portion of provider reimbursement is redistributed based on relative performance, or improvement on designated economic, clinical quality, and patient satisfaction metrics.  In addition, CMS is implementing Episode-based demonstration, voluntary and mandatory payment initiatives that bundle acute care and post-acute care reimbursement. These bundled payment models incentivize cross-continuum care coordination and include financial and performance accountability for episodes of care. The first demonstration, Bundled Payments for Care Improvement Initiative (BPCI) Models 1-4, began on April 1, 2013 and concluded September 30, 2018. These reimbursement methodologies and similar programs are likely to continue and expand, both in government and commercial health plans. In January 2015, CMS announced its goal to drive Medicare and the healthcare system toward rewarding for quality of care in lieu of quantity of care. The goals included tying 30% of traditional, or fee-for-service, Medicare payments to quality or value through alternative payment models, such as ACOs or bundled payment arrangements, by the end of 2016 and tying 50% of payments to these models by the end of 2018. In March 2016, the administration announced that it hit its first target 11 months ahead of schedule as of January 2016. On December 1, 2017, CMS issued a final rule that included changes to the Comprehensive Care for Joint Replacement (CJR) Model, in which participation for all rural and low volume providers in CJR became voluntary, as did participation for all providers located in 33 of the 67 Metropolitan Statistical Areas (MSA)s, with an opt-in election period during January 2018.  Additionally,  The Episode

Payment Models (EPMs) for AMI and CABG, along with the Cardiac Rehabilitation Incentive Payment Model were cancelled. Changes in the final rule also allowed the agency to engage providers in future voluntary efforts, including additional voluntary episode-based payment models, while easing the burden of mandatory episode payment models. In late January 2018, CMS announced the BPCI-Advanced (BPCI-A) Model, which commenced on October 1, 2018 and runs through December 31, 2023. BPCI-A precludes post-acute providers from participating in a manner similar to the original BPCI Program.
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
Effects of Changing Prices
Medicare reimbursement rates and procedures are subject to change from time to time, which could materially impact our revenue. Medicare reimburses our skilled nursing operations under a prospective payment system (PPS) for certain inpatient covered services. Under the PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients. The amount to be paid is determined by classifying each patient into a resource utilization group (RUG) category that is based upon each patient’s acuity level. As of October 1, 2010, the RUG categories were expanded from 53 to 66 with the introduction of minimum data set (MDS) 3.0. Should future changes in skilled nursing facility payments reduce rates or increase the standards for reaching certain reimbursement levels, our Medicare revenues could be reduced and/or our costs to provide those services could increase, with a corresponding adverse impact on our financial condition or results of operations. On April 25, 2019, CMS announced a proposed rule aimed at updating the payment rates used under PPS. CMS also proposed minor revisions to the regulatory text to reflect the revised assessment schedule under Patient Driven Payment Model (PDPM) and the definition of group therapy under the SNF PPS, and to implement a subregulatory process for updating the code lists (International Classification of Diseases, Tenth Version (ICD-10) codes) used under PDPM. Our business may be impacted depending on the requirements of the final rule because the proposed rule includes policies that would continue a commitment to shift Medicare payments from volume to value.
Our Medicare reimbursement rates and procedures for our home health and hospice operations are based on the severity of the patient’s condition, his or her service needs and other factors relating to the cost of providing services and supplies. Our home health rates and services are bundled into 60-day episodes of care. Payments can be adjusted for: (a) an outlier payment if our patient’s care was unusually costly (capped at 10% of total reimbursement per provider number); (b) a low utilization payment adjustment (LUPA) if the number of visits during the episode was fewer than five; (c) a partial payment if our patient transferred to another provider or we received a patient from another provider before completing the episode; (d) a payment adjustment based upon the level of covered therapy services required (with various incremental adjustments made for additional visits, and larger payment increases associated with the sixth, fourteenth and twentieth visit thresholds); (e) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (f) changes in the base episode payments established by the Medicare program; (g) adjustments to the base episode payments for case mix and geographic wages; and (h) recoveries of overpayments.
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

On April 24, 2019, CMS announced several changes that were made to the Five-Star Quality Rating System. The new changes include separate ratings for short-stay quality of resident care and long-stay quality of resident care in addition to an overall quality of resident care rating. Measures of long-stay hospitalizations and long-stay emergency department (ED) visits were added to the quality measure rating, and the long-stay physical restraints measure was dropped from the quality measure rating. The scoring rules for the quality measures changed to give more weight to measures with greater opportunity for improvement. Further, the staffing rating thresholds were changed, with the staffing level required to receive a 5-star rating determined based on analysis of the relationship between staffing levels and measures of nursing home quality. CMS placed a strong emphasis on registered nurse (RN) staffing; accordingly, the method by which the RN staffing rating and the total nurse staffing rating are combined to generate the overall staffing rating is changing to provide more emphasis on RN staffing. Additionally, the overall and RN staffing ratings are set to one star for nursing homes that report four or more days in the quarter with no RN on-site. Finally, staffing ratings are no longer being suppressed for nursing homes that have five or more days with residents and no nurse staffing hours reported.

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
On July 16, 2019, CMS introduced one proposed and one final rule related to the regulatory framework within which long term and post-acute care providers operate. The proposed rule covers changes to the Requirements of Participation (ROP) for the Medicare and Medicaid Programs, and the final rule addresses the use of pre-dispute arbitration agreements with patients/residents. As part of the ROP proposed rule, CMS has proposed a delay in the implementation of both the Quality Assurance and Performance Improvement (QAPI) program and Compliance and Ethics program and training requirements for one year, including the following: (a) QAPI program and documentation; (b) Program Design and Scope; (c) Program Feedback Data Systems, and Monitoring; (d) Program Systematic Analysis and Systematic Action; (e) Program Activities; (f) Governance and Leadership; (g) Compliance and Ethics Program; and (h) QAPI Training and Compliance and Ethics Training. The proposed rule does not delay implementation of the Phase 3 Infection Preventionist requirements of the Compliance and Ethics Program. Likewise, the proposed rule maintains the implementation date of the requirements for culturally competent and trauma-informed care, or the requirements for a call system from the residents' bedsides.
On the issue of pre-dispute binding Arbitration Agreements, the final rule amends the requirements that Long-Term Care (LTC) facilities must meet to participate in the Medicare and Medicaid programs. Specifically, the rule confirms the repeal of the prohibition on the use of pre-dispute, binding arbitration agreements, and strengthens the transparency of arbitration agreements and arbitration in LTC facilities. Included in the final rule is the requirement that facilities ensure the agreement for binding arbitration is in plain language; that facilities post a notice in plain language that describes the policy on the use of agreements for binding arbitration in an area that is visible to residents and visitors; that admission to the facility not be conditioned on the signing of an arbitration agreement; and that the facility explicitly inform the resident or his or her representative of the right not to sign the agreement as a condition of admission. The final rule supports residents' rights to make informed choices about important aspects of their health care.

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
On July 29, 2016, CMS issued its final rule laying out the performance standards relating to preventable hospital readmissions from skilled nursing facilities. The final rule includes the SNF 30-day All Cause Readmission Measure which assesses the risk-standardized rate of all-cause, all condition, unplanned inpatient hospital readmissions for Medicare fee-for-service SNF patients within 30 days of discharge from admission to an inpatient prospective payment system hospital (IPPS), critical access hospital (CAH) or psychiatric hospital. The final rule includes the SNF 30-Day Potentially Preventable Readmission Measure as the SNF all condition risk adjusted potentially preventable hospital readmission measure. This measure assesses the facility-level risk-standardized rate of unplanned, potentially preventable hospital readmissions for SNF patients within 30 days of discharge from a prior admission to an IPPS hospital, CAH, or psychiatric hospital. Hospital readmissions include readmissions to a short-stay acute-care hospital or CAH, with a diagnosis considered to be unplanned and potentially preventable. This measure is claims-based, requiring no additional data collection or submission burden for SNFs.
On August 8, 2018, CMS issued a final rule updating the payment rates used under the prospective payment system for SNFs for fiscal year 2019. This final rule also replaces the existing case-mix classification methodology, the Resource Utilization Groups, Version IV (RUG-IV) model, with a revised case-mix methodology called the Patient-Driven Payment Model (PDPM) beginning on October 1, 2019. The rule finalizes revisions to the regulation text that describes a beneficiary's SNF “resident” status under the consolidated billing provision and the required content of the SNF level of care certification. The rule also finalizes updates to the SNF Quality Reporting Program (QRP) and the Skilled Nursing Facility Value-Based Purchasing (VBP) Program.
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

On April 16, 2019 CMS issued a final rule revising Medicare Advantage Program (Part C) regulations and Prescription Drug Benefit Program (Part D) regulations to implement certain provisions of the Bipartisan Budget Act of 2018 effective as of January 1, 2020. This final rule makes several revisions and additions to the preclusion list provisions finalized in the April 2018 final rule. Further, this final rule will also revise the appeals and grievances requirements for certain Medicaid managed care and Medicare Advantage special needs plans for dual eligible individuals to implement certain provisions of the Bipartisan Budget Act of 2018.

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
The SNF PPS Rule will be effective October 1, 2019. The SNF PPS Rule includes a new case-mix model that focuses on the patient’s condition and resulting care needs (clinically relevant factors), rather than on the volume of care provided, to determine reimbursement from Medicare. The case mix-model is called the Patient-Driven Payment Model (PDPM), which utilizes clinically relevant factors for determining Medicare payment by using ICD-10 diagnosis codes and other patient characteristics as the basis for patient classification. PDPM utilizes five case-mix adjusted payment components: physician therapy (PT), occupational therapy (OT), speech language pathology (SLP), nursing and social services (nursing) and non-therapy ancillary services (NTA). It also uses a sixth non-case mix component to cover utilization of SNF resources that do not vary depending on resident characteristics.
PDPM will replace the existing case-mix classification methodology, Resource Utilization Groups, Version IV (RUG-IV). The structure of PDPM moves Medicare towards a more value-based, unified post-acute care payment system. For example, PDPM adjusts Medicare payments based on each aspect of a resident’s care, thereby more accurately addressing costs associated with medically complex patients. PDPM also removes therapy minutes as the basis for therapy payment. Finally, PDPM adjusts the SNF per diem payments to reflect varying costs throughout the stay, through the PT, OT and NTA components.
In addition, PDPM is intended to reduce paperwork requirements for performing patient assessments. Under the new SNF PPS PDPM system, the payment to skilled nursing facilities and nursing homes will be based heavily on the patient’s condition rather than the specific services provided by each skilled nursing facility.

Subsequently, on July 30, 2019, CMS issued a final rule for fiscal year 2020 that updates the Medicare payment rates and the quality programs for skilled nursing facilities. Under the final rule, effective October 1, 2019, the aggregate payments to skilled nursing facilities will increase by 2.4% for fiscal year 2020, compared to fiscal year 2019. This estimated increase is attributable to a 2.8% market basket increase factor, with a 0.4% point reduction for multifactor productivity adjustment. The final rule also updated the Skilled Nursing Facility Value-Based Purchasing Program (VBP), which took effect on October 1, 2018, to ensure that CMS publishes accurate performance information for low-volume SNFs and a new 30-day deadline for Phase One Review and Corrections requests. In addition, CMS is adopting two new quality measures in fiscal year 2020 under the SNF Quality Reporting Program (QRP) to assess whether certain health information is provided by the SNF at the time of transfer or discharge. The two measures are: 1) Transfer of Health Information to the Provider-Post-Acute Care and 2) Transfer of Health Information to the Patient-Post-Acute Care. Further, the final rule includes the change of the group therapy definition, which consists of treating two to six patients doing the same or similar activities.

On July 31, 2017, CMS issued its final rule outlining fiscal year 2018 Medicare payment rates for skilled nursing facilities. Under the final rule, the market basket index is revised and rebased by updating the base year from 2010 to 2014 and adding a new cost category for Installation, Maintenance, and Repair Services. The rule also includes revisions to the SNF Quality Reporting Program, including measure and standardized patient assessment data policies, as well as policies related to public display. In addition, it finalized policies for the Skilled Nursing Facility VBP that will affect Medicare payment to SNFs beginning in fiscal year 2019 and clarification of the requirements regarding the composition of professionals for the survey team. The final rule uses a market basket percentage of 1% to update the federal rates, but if a SNF fails to submit quality reporting program requirements there will be a 2% reduction to the market basket update for the fiscal year involved. Thus, the increase in the proposed federal rates may increase the amount of our reimbursements for SNF services so long as we meet the reporting requirements.
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

CMS issued a final rule on June 3, 2019 which updates the requirements for the Programs of All-Inclusive Care for the Elderly (PACE) under the Medicare and Medicaid programs. The regulation is intended to provide greater operational flexibility, remove redundancies and outdated information and codify existing programs. Such flexibility includes, (i) more lenient standards applicable to the current requirement that the PACE organization be monitored for compliance with the PACE program requirements during and after a 3-year trial period and (ii) relieving certain restrictions placed upon the interdisciplinary team that comprehensively assesses and provides for the individual needs of each PACE participant by allowing one person to fill two roles and permitting secondary participation in the PACE program. Further, non-physician primary care providers are able to provide certain services in place of primary care physicians.

Home Health

On July 11, 2019, CMS issued a proposed rule updating the Medicare Home Health Prospective Payment System (HH PPS) rates and wage index for calendar year 2020.  The rule proposes a 1.3% increase in home health payments, resulting from a 1.5% payment percentage update and a 0.2% decrease in aggregate payments because of changes to the rural add-on policy. The proposed rule implements the Patient‑Driven Groupings Model (PDGM), a revised case‑mix adjustment methodology, for home health services beginning on or after January 1, 2020, and proposes to adjust reimbursement under PDGM for assumed provider behavioral changes.  The proposed rule also changes the unit of payment from 60‑day episodes of care to 30-day periods of care, modifies payment regulations related to the content of the home health plan of care; allows therapist assistants to furnish maintenance therapy under the supervision of a licensed therapist; and proposes to change and eventually eliminate the split percentage payment approach under the HH PPS.  Finally, this rule will include proposals related to the implementation of the permanent home infusion therapy benefit in 2021. These include proposed payment categories, amounts, and required and optional adjustments.

On November 13, 2018, CMS published a final rule which updates Medicare Home Health Prospective Payment System (HH PPS) rates, including the conversion factor and case-mix weights for calendar years 2019 and 2020. This rule finalizes the definition of remote patient monitoring which will be allowed as an administrative expense on the home health agency’s cost report. Further, effective January 1, 2020, CMS will implement PDGM as mandated by the Bipartisan Budget Act of 2018. Under PDGM, the initial certification of patient eligibility, plan of care, and comprehensive assessment will remain valid for 60-day episodes of care, but payments for home health services will be made based upon 30-day payment periods. PDGM refines case mix calculation methodology by removing therapy thresholds and calculating reimbursement based on clinical characteristics including clinical group coding, comorbidity coding, and achievement of LUPA thresholds. While the proposed changes are to be implemented in a budget neutral manner to the industry, CMS’s current proposal includes a negative 6.42% adjustment to account for assumed provider behavioral changes. The ultimate impact of these changes will vary by provider based on factors including patient mix and admission source. The finalization of these assumptions could negatively impact our future rate of reimbursement and could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. This rule also finalizes changes to the Home Health Value-Based Purchasing (HHVBP) model and Home Health Quality Reporting Program (HHQRP). These changes focus on providing value over volume of services to patients. Once the changes are implemented, health payments will no longer be based on the number of visits provided, but rather the patient’s medical condition and care needs. In calendar year 2019, there was an increase of 2.2% in reimbursement to home health agencies based on the agency’s finalized policies.
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

Hospice
On July 31, 2019, CMS issued a final rule that updated the fiscal year 2020 hospice payment rates, wage index and cap amount.  The final rule calls for a 2.6% increase in hospice payment rates for fiscal year 2020. This increase is based on the fiscal year 2020 hospital market basket increase of 3.0%, reduced by the multifactor productivity adjustment of 0.4%. The rule establishes a rebasing of the continuous home care, general inpatient care, and the inpatient respite care per diem payment rates in a budget-neutral manner to more accurately align Medicare payments with the costs of providing care. Specifically, the rule increases these rates by 36.6%, 161.2%, and 31.0% respectively to account for the disparity between reimbursement and cost.  In order to maintain budget neutrality, the rule reduces the Routine Home Care rate by 2.7%. Hospices that fail to meet quality reporting requirements continue to receive a 2.0% reduction to the annual market basket update for the year. Further, the rule establishes the hospice cap amount for the fiscal year 2020 at $29,964.78, which is equal to the fiscal year 2019 cap amount of $29,205.44, updated by the final rule for fiscal year 2020 hospice payment update percentage of 2.6%. In addition to the payment updates, the final rule contains new regulations that modify election statement requirements and require hospices to prepare an addendum to the election entitled “Patient Notification of Hospice Non-Covered Items, Services, and Drugs," which will provide the patient with information related to any diagnoses, treatment, or medications that are considered by the hospice to be unrelated to the terminal diagnoses. In addition to its preparation, the hospice is required to provide the addendum upon request by the patient or the patients representative within five days, if requested at the time of election, or within 72 hours if requested thereafter.

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

On August 1, 2017, CMS issued its final rule outlining the fiscal year 2018 Medicare payment rates, wage index and cap amount for hospices serving Medicare beneficiaries. The final rule uses a net market basket percentage increase of 1.0% to update the federal rates, as mandated by section 411(d) of the MACRA. Although, if a hospice fails to comply with quality reporting program requirements, there will be a net 2.0% reduction to the market basket update for the fiscal year involved. The hospice cap amount for fiscal year 2018 was increased by 1.0%, which is equal to the 2017 cap amount updated by the fiscal year 2018 hospice payment update percentage of 1.0%. In addition, this rule discusses changes to the HQRP, including changes to the Consumer Assessment of Healthcare Providers & Systems (CAHPS) hospice survey measures and plans for sharing HQRP data in fiscal year 2017.
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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	100.0%	100.0%	100.0%	100.0%
Expense
Cost of services	79.4	79.8	78.9	79.5
Return of unclaimed class action settlement	—	—	—	(0.2)
Rent—cost of services	6.3	7.0	6.5	6.9
General and administrative expense	5.3	4.5	5.6	4.8
Depreciation and amortization	2.3	2.3	2.3	2.4
Total expenses	93.3	93.6	93.3	93.4
Income from operations	6.7	6.4	6.7	6.6
Other income (expense):
Interest expense	(0.7)	(0.8)	(0.7)	(0.8)
Interest income	0.1	0.1	0.1	0.1
Other expense, net	(0.6)	(0.7)	(0.6)	(0.7)
Income before provision for income taxes	6.1	5.7	6.1	5.9
Provision for income taxes	1.0	1.2	1.1	1.3
Net income	5.1	4.5	5.0	4.6
Less: net income attributable to noncontrolling interests	0.1	0.1	—	—
Net income attributable to The Ensign Group, Inc.	5.0%	4.4%	5.0%	4.6%

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In thousands)
Non-GAAP Financial Measures:
Performance Metrics
EBITDA	$50,714	$43,081	$100,881	$87,521
Adjusted EBITDA	56,776	46,321	113,530	92,956
Valuation Metric
Adjusted EBITDAR	$93,727	$77,147	$186,184	$153,975

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

Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•	results related to closed operations and operations not at full capacity;

•	results at facilities currently being constructed and other start-up operations;

•	return of unclaimed class action settlement funds;

•	share-based compensation expense;

•	expenses incurred in connection with the proposed spin-off;

•	acquisition related costs; and

•	business interruption recoveries.

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

The table below reconciles net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(In thousands)
Consolidated statements of income data:
Net income	$28,925	$22,326	$56,532	$45,619
Less: net income attributable to noncontrolling interests	316	315	551	476
Add: Interest expense, net	3,369	3,307	6,466	6,472
Provision for income taxes	5,552	6,142	12,652	12,663
Depreciation and amortization	13,184	11,621	25,782	23,243
EBITDA	$50,714	$43,081	$100,881	$87,521

Results related to closed operations and operations not at full capacity(a)	365	209	629	325
Losses/(earnings) related to operations in the start-up phase(b)	82	(2,543)	317	(4,794)
Return of unclaimed class action settlement	—	—	—	(1,664)
Share-based compensation expense	3,302	2,520	6,255	4,829
Proposed spin-off transaction costs(c)	1,658	—	4,648	—
Acquisition related costs(d)	546	83	608	111
Business interruption recoveries(e)	—	(675)	—	(675)
Rent related to items above	109	3,646	192	7,303
Adjusted EBITDA	$56,776	$46,321	$113,530	$92,956
Rent—cost of services	37,060	34,472	72,846	68,322
Less: rent related to items above	(109)	(3,646)	(192)	(7,303)
Adjusted EBITDAR	$93,727	$77,147	$186,184	$153,975

(a)	Results at closed operations and operations not at full capacity during the three and six months ended June 30, 2019 and 2018.

(b)	Represents results related to facilities currently in the start up phase after construction was completed. This amount excludes rent, depreciation and interest expense.

(c)	Costs incurred in connection with our proposed spin-off of our home health and hospice operations and substantially all of our senior living operations to a newly formed publicly traded company.

(d)	Costs incurred to acquire operations which are not capitalizable.

(e)	Business interruption recoveries related to insurance claims with respect to the California fires that occurred in the fourth quarter of 2017.

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Revenue

	Three Months Ended June 30,
	2019		2018
	$	%	$	%

	(Dollars in thousands)
Transitional and skilled services	$469,238	81.5%	$408,518	82.3%
Senior living services	42,046	7.3	37,164	7.5
Home health and hospice services:
Home health	24,988	4.3	21,321	4.3
Hospice	25,220	4.4	19,928	4.0
Total home health and hospice services	50,208	8.7	41,249	8.3
All other (1)	14,159	2.5	9,455	1.9
Total revenue	$575,651	100.0%	$496,386	100.0%
(1) Includes revenue from services generated in our ancillary services.

Our consolidated revenue increased $79.3 million, or 16.0%. Our transitional and skilled services revenue increased by $60.7 million, or 14.9%, mainly attributable to the increase in patient days, revenue per patient day and the impact of acquisitions. Our senior living services revenue increased by $4.9 million, or 13.1%, mainly due to the impact of acquisitions, coupled with an increase in average monthly revenue per unit. Our home health and hospice services revenue increased by $9.0 million, or 21.7%, mainly due to increases in census in existing agencies and rate per episode combined with new acquisitions. Revenue from operations acquired on or subsequent to January 1, 2018 for all segments increased our consolidated revenue by $36.2 million during the three months ended June 30, 2019, when compared to the same period in 2018.

Transitional and Skilled Services

The following table presents the transitional and skilled services revenue and key performance metrics by category during the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Change	% Change

	(Dollars in thousands)
Total Facility Results:
Transitional and skilled revenue	$469,238	$408,518	$60,720	14.9%
Number of facilities at period end	171	162	9	5.6%
Number of campuses at period end*	27	22	5	22.7%
Actual patient days	1,472,798	1,330,057	142,741	10.7%
Occupancy percentage — Operational beds	79.4%	76.6%		2.8%
Skilled mix by nursing days	29.0%	29.7%		(0.7)%
Skilled mix by nursing revenue	48.7%	50.2%		(1.5)%

	Three Months Ended June 30,
	2019	2018	Change	% Change

	(Dollars in thousands)
Same Facility Results(1):
Transitional and skilled revenue	$348,623	$322,922	$25,701	8.0%
Number of facilities at period end	127	127	—	—%
Number of campuses at period end*	14	14	—	—%
Actual patient days	1,054,389	1,015,579	38,810	3.8%
Occupancy percentage — Operational beds	80.1%	77.4%		2.7%
Skilled mix by nursing days	31.0%	31.4%		(0.4)%
Skilled mix by nursing revenue	50.9%	51.7%		(0.8)%

	Three Months Ended June 30,
	2019	2018	Change	% Change

	(Dollars in thousands)
Transitioning Facility Results(2):
Transitional and skilled revenue	$89,359	$79,801	$9,558	12.0%
Number of facilities at period end	33	33	—	—%
Number of campuses at period end*	7	7	—	—%
Actual patient days	310,474	295,103	15,371	5.2%
Occupancy percentage — Operational beds	78.0%	74.3%		3.7%
Skilled mix by nursing days	25.4%	24.6%		0.8%
Skilled mix by nursing revenue	44.6%	44.6%		—%

	Three Months Ended June 30,
	2019	2018	Change	% Change

	(Dollars in thousands)
Recently Acquired Facility Results(3):
Transitional and skilled revenue	$31,256	$5,795	$25,461	NM
Number of facilities at period end	11	2	9	NM
Number of campuses at period end*	6	1	5	NM
Actual patient days	107,935	19,375	88,560	NM
Occupancy percentage — Operational beds	76.3%	75.7%		NM
Skilled mix by nursing days	20.8%	23.4%		NM
Skilled mix by nursing revenue	35.2%	38.8%		NM
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

Transitional and skilled services revenue increased $60.7 million, or 14.9% as compared to the second quarter of 2018. Of the $60.7 million increase, Medicaid custodial revenue increased $31.0 million, or 19.2%, Medicare and managed care revenue increased $22.9 million, or 12.6%, Medicaid skilled revenue increased $3.5 million, or 12.3%, and private and other revenue increased $3.4 million, or 9.3%.

Transitional and skilled services revenue generated by Same Facilities increased $25.7 million, or 8.0%. Same store revenue was driven by the following factors:

•
Skilled mix revenue increased by $8.4 million, or 5.1%. The change is driven by the increase in our managed care revenue of $4.9 million due to the growth in patient days of 5.4% and an increase in managed care revenue per patient day of 2.7%. Our other skilled revenue increased by $2.4 million primarily attributable to growth in patient days of 2.5% and revenue per day of 5.4%.

•	Our Medicare revenue increased by $3.5 million. The change is driven by the increase in our Medicare revenue per patient day of 2.1%.

•
We continue to experience growth in revenue with our Medicaid plans. Our Medicaid revenue, excluding Medicaid-skilled revenue, increased by $13.1 million, mainly driven by an increase in Medicaid days. We also experienced an increase in Medicaid revenue per patient day of 4.0% as a result of our participation in the quality improvement programs and the supplemental programs in various states.

Transitional and skilled services revenue generated by Transitioning Facilities increased $9.6 million, or 12.0%. This is due to increases in total patient days and revenue per patient day of 5.2% and 4.8%, respectively. Our overall managed care revenue increased by $3.1 million, mainly due to an increase in managed care days of 21.6%. Our Medicaid revenue, excluding Medicaid-skilled revenue, increased by $4.3 million, mainly driven by a 5.8% increase in Medicaid days and an increase in Medicaid revenue per patient day of 6.6%, as a result of our participation in the quality improvement programs and supplemental programs in various states. Our Medicare revenue, increased by $1.9 million, mainly due to an increase in Medicare revenue per patient day of 2.8%.

Transitional and skilled services revenue generated by Recently Acquired Facilities increased by approximately $25.5 million, mainly due to 14 operations acquired between July 1, 2018 and June 30, 2019 in six states.
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
The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Skilled Nursing Average Daily Revenue Rates:
Medicare	$614.76	$602.08	$534.84	$520.22	$572.34	$526.05	$594.59	$582.05
Managed care	466.48	454.13	419.73	410.79	421.67	427.64	454.37	445.48
Other skilled	493.47	468.18	462.28	467.78	330.42	250.64	488.04	467.19
Total skilled revenue	529.62	516.38	478.10	472.27	483.79	462.85	517.71	507.68
Medicaid	229.48	220.74	202.91	190.39	234.49	219.92	224.27	213.86
Private and other payors	236.16	226.10	204.60	196.25	233.55	236.72	227.22	217.35
Total skilled nursing revenue	$323.49	$314.46	$273.32	$260.74	$286.20	$279.56	$310.16	$302.01

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 2.1% and 2.8%, respectively. The increase is attributable to the 2.4% net market basket increase that became effective in October 2018 compared to 1.0% that became effective we in October 2017, coupled with the continuous shift towards higher acuity patients.

Our average Medicaid rates increased 4.9%, primarily due to our participation in supplemental Medicaid payment programs and quality improvement programs in various states.

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Percentage of Skilled Nursing Revenue:
Medicare	23.0%	24.2%	24.7%	26.8%	19.2%	20.9%	23.1%	24.7%
Managed care	18.5	18.2	18.5	16.4	14.0	16.5	18.2	17.8
Other skilled	9.4	9.3	1.4	1.4	2.0	1.4	7.4	7.7
Skilled mix	50.9	51.7	44.6	44.6	35.2	38.8	48.7	50.2
Private and other payors	7.6	7.7	11.4	12.2	11.5	13.6	8.5	8.6
Quality mix	58.5	59.4	56.0	56.8	46.7	52.4	57.2	58.8
Medicaid	41.5	40.6	44.0	43.2	53.3	47.6	42.8	41.2
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Percentage of Skilled Nursing Days:
Medicare	12.1%	12.6%	12.6%	13.4%	9.6%	11.1%	12.0%	12.8%
Managed care	12.8	12.5	12.0	10.4	9.5	10.8	12.4	12.0
Other skilled	6.1	6.3	0.8	0.8	1.7	1.5	4.6	4.9
Skilled mix	31.0	31.4	25.4	24.6	20.8	23.4	29.0	29.7
Private and other payors	10.7	11.1	15.5	16.4	14.3	16.1	12.0	12.4
Quality mix	41.7	42.5	40.9	41.0	35.1	39.5	41.0	42.1
Medicaid	58.3	57.5	59.1	59.0	64.9	60.5	59.0	57.9
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Senior Living Services

	Three Months Ended June 30,
	2019	2018	Change	% Change

	(Dollars in thousands)
Resident fee revenue	$42,046	$37,164	$4,882	13.1%
Number of facilities at period end	56	51	5	9.8%
Number of campuses at period end	27	22	5	22.7%
Occupancy percentage (units)	75.5%	75.2%		0.3%
Average monthly revenue per unit	$2,900	$2,863	$37	1.3%
Senior living revenue increased 13.1%, to $42.0 million, primarily due to an increase in average monthly revenue per unit of 1.3%, an increase in occupancy of 0.3%, and revenue generated from the addition of ten facilities in five states between July 1, 2018 and June 30, 2019.
Home Health and Hospice Services

	Three Months Ended June 30,
	2019	2018	Change	% Change

	(Dollars in thousands)
Home health and hospice revenue
Home health services	$24,988	$21,321	$3,667	17.2%
Hospice services	25,220	19,928	5,292	26.6
Total home health and hospice revenue	$50,208	$41,249	$8,959	21.7%

Home health, hospice and home care agencies	62	46	16	34.8%
Home health services:
Average Medicare revenue per completed episode	$3,077	$3,064	$13	0.4%
Hospice services:
Average daily census	1,673	1,290	383	29.7%
Home health and hospice revenue increased $9.0 million, or 21.7%. Of the $9.0 million increase, Medicare and managed care revenue increased $7.0 million, or 20.3%. The increase in revenue is primarily due to the increase in census in existing agencies and rate per episode, coupled with the addition of 16 home health and hospice operations in seven states between July 1, 2018 and June 30, 2019.
Cost of Services

The following table sets forth total cost of services by each of our reportable segments and our "All Other" category for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2019	2018

	(In thousands)
Transitional and skilled services	$373,992	$329,768
Senior living services	28,784	24,407
Home health and hospice services	41,806	34,148
All other	12,418	7,809
Total cost of services	$457,000	$396,132

Consolidated cost of services increased $60.9 million, or 15.4% compared to the three months ended June 30, 2018. Consolidated cost of services as a percentage of revenue decreased by 0.4% to 79.4%.

Transitional and Skilled Services

	Three Months Ended June 30,
	2019	2018	Change	% Change

	(Dollars in thousands)
Cost of service	$373,992	$329,768	$44,224	13.4%
Revenue percentage	79.7%	80.7%		(1.0)%

Cost of services related to our transitional and skilled services segment increased $44.2 million, or 13.4%, due primarily to additional costs at Recently Acquired Facilities of $21.0 million. Cost of services as a percentage of revenue decreased to 79.7%, mainly due to improvements in collections efforts, operational improvements and a decrease in healthcare expenses.

Senior Living Services

	Three Months Ended June 30,
	2019	2018	Change	% Change

	(Dollars in thousands)
Cost of service	$28,784	$24,407	$4,377	17.9%
Revenue percentage	68.5%	65.7%		2.8%

Cost of services related to our senior living services segment increased $4.4 million, or 17.9%, primarily due to recently acquired operations and organic operational growth. Cost of services as a percentage of total revenue increased to 68.5% primarily due to the increase in certain costs associated with newly acquired facilities and additional field-based resources to support our growing infrastructure. Our acquisition focus is to strategically acquire underperforming operations with strong opportunities for return. Historically, we generally experienced higher cost of services at newly acquired operations; and therefore, we anticipate lower margins at these operations during years of growth.

Home Health and Hospice Services

	Three Months Ended June 30,
	2019	2018	Change	% Change

	(Dollars in thousands)
Cost of service	$41,806	34,148	$7,658	22.4%
Revenue percentage	83.3%	82.8%		0.5%

Cost of services related to our home health and hospice services segment increased $7.7 million, or 22.4%, due to newly acquired operations and organic operational growth. Cost of services as a percentage of total revenue increased by 0.5% primarily due to the increase in certain costs associated with newly acquired operations. Included in cost of services is one-time broker fee of $0.4 million related to new agencies acquired in the current period. Without this fee, cost of services would have been 82.4%, which is 0.4% lower than prior year.

Rent — cost of services. Our rent — cost of services as a percentage of total revenue decreased by 0.7% to 6.3%, primarily due to our recent acquisitions including real estate assets, coupled with the growth in revenue outpacing the increase in rent expense.
General and administrative expense. Our general and administrative expense as percentage of revenue increased by 0.8% to 5.3%, mainly related to transaction costs related to our proposed Spin-Off and an increase in incentives due to operational improvements.
Depreciation and amortization. Depreciation and amortization expense increased $1.6 million, or 13.4%, to $13.2 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations. Depreciation and amortization remained consistent at 2.3%, as a percentage of revenue.
Other expense, net. Other expense, net as a percentage of revenue remained relatively consistent at 0.6%. Other expense mainly includes interest expense related to borrowings under our credit facility and HUD mortgages.

Provision for income taxes.  Our effective tax rate was 16.1% for the three months ended June 30, 2019, compared to 21.6% for the same period in 2018. The lower effective tax rate reflects an increase in an additional tax benefit from share-based payment awards. The lower effective tax rate was partially offset by increases in certain non-deductible items. See Note 14, Income Taxes, in the Notes to Condensed Consolidated Financial Statements for further discussion.
Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Revenue

	Six Months Ended June 30,
	2019		2018
	$	%	$	%

	(Dollars in thousands)
Transitional and skilled services	$918,496	81.7%	$815,534	82.5%
Senior living services	82,740	7.4	73,277	7.4
Home health and hospice services:
Home health	48,647	4.3	41,505	4.2
Hospice	47,678	4.2	39,502	4.0
Total home health and hospice services	96,325	8.5	81,007	8.2
All other (1)	27,304	2.4	18,702	1.9
Total revenue	$1,124,865	100.0%	$988,520	100.0%
(1) Includes revenue from services generated in our ancillary services.

Our consolidated revenue increased $136.3 million, or 13.8% as compared to the first half of 2018. Our transitional and skilled services revenue increased by $103.0 million, or 12.6%, mainly attributable to the increase in patient days, revenue per patient day and the impact of acquisitions. Our senior living services revenue increased by $9.5 million, or 12.9%, mainly due to the increase in average monthly revenue per unit, coupled with the impact of acquisitions. Our home health and hospice services revenue increased by $15.3 million, or 18.9%, mainly due to an increases in census in existing agencies and rate per episode combined with new acquisitions. Revenue from operations acquired on or subsequent to January 1, 2018 for all segments increased our consolidated revenue by $59.6 million during the six months ended June 30, 2019 when compared to the same period in 2018.
Transitional and Skilled Services

The following table presents the transitional and skilled services revenue and key performance metrics by category during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Change	% Change

	(Dollars in thousands)
Total Facility Results:
Transitional and skilled revenue	$918,496	$815,534	$102,962	12.6%
Number of facilities at period end	171	162	9	5.6%
Number of campuses at period end*	27	22	5	22.7%
Actual patient days	2,879,167	2,645,027	234,140	8.9%
Occupancy percentage — Operational beds	79.4%	77.2%		2.2%
Skilled mix by nursing days	29.5%	30.7%		(1.2)%
Skilled mix by nursing revenue	49.2%	51.2%		(2.0)%

	Six Months Ended June 30,
	2019	2018	Change	% Change

	(Dollars in thousands)
Same Facility Results(1):
Transitional and skilled revenue	$693,180	$647,995	$45,185	7.0%
Number of facilities at period end	127	127	—	—%
Number of campuses at period end*	14	14	—	—%
Actual patient days	2,093,819	2,034,749	59,070	2.9%
Occupancy percentage — Operational beds	80.1%	77.9%		2.2%
Skilled mix by nursing days	31.3%	32.0%		(0.7)%
Skilled mix by nursing revenue	51.3%	52.4%		(1.1)%

	Six Months Ended June 30,
	2019	2018	Change	% Change

	(Dollars in thousands)
Transitioning Facility Results(2):
Transitional and skilled revenue	$177,783	$161,744	$16,039	9.9%
Number of facilities at period end	33	33	—	—%
Number of campuses at period end*	7	7	—	—%
Actual patient days	620,434	590,903	29,531	5.0%
Occupancy percentage — Operational beds	78.4%	74.8%		3.6%
Skilled mix by nursing days	25.7%	26.2%		(0.5)%
Skilled mix by nursing revenue	45.0%	46.7%		(1.7)%

	Six Months Ended June 30,
	2019	2018	Change	% Change

	(Dollars in thousands)
Recently Acquired Facility Results(3):
Transitional and skilled revenue	$47,533	$5,795	$41,738	NM
Number of facilities at period end	11	2	9	NM
Number of campuses at period end*	6	1	5	NM
Actual patient days	164,914	19,375	145,539	NM
Occupancy percentage — Operational beds	74.2%	75.7%		NM
Skilled mix by nursing days	20.3%	23.4%		NM
Skilled mix by nursing revenue	33.9%	38.8%		NM
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
Transitional and skilled services revenue increased $103.0 million, or 12.6% as compared to the first half of 2018. Of the $103.0 million increase, Medicare and managed care revenue increased $33.0 million, or 8.9%, Medicaid custodial revenue increased $55.7 million, or 17.5%, private and other revenue increased $7.3 million, or 10.4%, and Medicaid skilled revenue increased $6.9 million, or 12.5%.

Transitional and skilled services revenue generated by Same Facilities increased $45.2 million, or 7.0%. The same store revenue was driven by the following factors:

•
Skilled mix revenue increased by $11.4 million, or 3.4%. The majority of the increase related to other skilled and managed care revenue. Our other skilled revenue increased by $4.9 million, mainly driven by growth in patient days of 3.0% and other skilled revenue per patient day of 5.4%. Our skilled managed care revenue increased by $4.8 million, due to an increase in managed care revenue per patient day and growth in patient days.

•	Our Medicare revenue increased by $6.5 million, or 3.8%, driven by the increase in Medicare revenue per patient day.

•
We continue to experience growth in revenue with our Medicaid plans. Our Medicaid revenue, excluding Medicaid-skilled revenue, increased by 9.6%, mainly driven by an increase in Medicaid days. We also experienced an increase in Medicaid revenue per patient day of 4.0% as a result of our participation in the quality improvement programs and the supplemental programs in various states.

Transitional and skilled services revenue generated by Transitioning Facilities increased $16.0 million, or 9.9%. This is due to increases in total patient days and revenue per patient day of 5.0% and 2.8%, respectively. We continued to experience growth in revenue with our Medicaid and managed care plans. Our Medicaid revenue, excluding Medicaid-skilled revenue, increased by $9.5 million, mainly driven by an 8.5% increase in Medicaid days and Medicaid revenue per patient day. Our overall managed care revenue increased by $5.1 million, mainly driven by an increase in managed care days of 14.7%.
Transitional and skilled services revenue generated by Recently Acquired Facilities increased by approximately $41.7 million, mainly due to 14 operations we acquired between July 1, 2018 and June 30, 2019 in six states.
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
The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Skilled Nursing Average Daily Revenue Rates:
Medicare	$613.55	$598.45	$533.06	$517.82	$553.27	$526.05	$592.89	$578.24
Managed care	464.81	452.75	417.42	410.42	424.10	427.64	453.16	444.31
Other skilled	492.54	467.50	489.70	472.81	322.78	250.64	489.47	467.16
Total skilled revenue	529.09	514.35	477.56	471.69	475.36	462.85	517.29	505.91
Medicaid	229.65	220.76	200.49	189.13	238.30	219.92	223.83	213.61
Private and other payors	235.03	225.95	207.84	201.42	234.47	236.72	227.54	218.67
Total skilled nursing revenue	$324.28	$315.80	$272.86	$265.35	$286.07	$279.56	$311.00	$304.24
Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 2.5% and 2.9%, respectively. The increase is attributable to the 2.4% net market basket increase that became effective in October 2018 compared to 1.0% that became effective in October 2017, coupled with the continuous shift towards higher acuity patients.

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

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Percentage of Skilled Nursing Revenue:
Medicare	23.5%	24.6%	25.1%	28.5%	17.8%	20.9%	23.5%	25.3%
Managed care	18.4	18.8	18.4	17.0	14.5	16.5	18.2	18.4
Other skilled	9.4	9.0	1.5	1.2	1.6	1.4	7.5	7.5
Skilled mix	51.3	52.4	45.0	46.7	33.9	38.8	49.2	51.2
Private and other payors	7.5	7.5	11.2	12.0	12.6	13.6	8.4	8.5
Quality mix	58.8	59.9	56.2	58.7	46.5	52.4	57.6	59.7
Medicaid	41.2	40.1	43.8	41.3	53.5	47.6	42.4	40.3
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Percentage of Skilled Nursing Days:
Medicare	12.4%	12.9%	12.8%	14.6%	9.2%	11.1%	12.3%	13.3%
Managed care	12.8	13.0	12.0	11.0	9.7	10.8	12.5	12.6
Other skilled	6.1	6.1	0.9	0.6	1.4	1.5	4.7	4.8
Skilled mix	31.3	32.0	25.7	26.2	20.3	23.4	29.5	30.7
Private and other payors	10.7	10.9	14.9	16.0	15.7	16.1	11.8	12.1
Quality mix	42.0	42.9	40.6	42.2	36.0	39.5	41.3	42.8
Medicaid	58.0	57.1	59.4	57.8	64.0	60.5	58.7	57.2
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Senior Living Services

	Six Months Ended June 30,
	2019	2018	Change	% Change

	(Dollars in thousands)
Resident fee revenue	$82,740	$73,277	$9,463	12.9%
Number of facilities at period end	56	51	5	9.8%
Number of campuses at period end	27	22	5	22.7%
Occupancy percentage (units)	75.3%	75.4%		(0.1)%
Average monthly revenue per unit	$2,923	$2,860	$63	2.2%
Senior living revenue increased $9.5 million or 12.9%, primarily due to an increase in average monthly revenue per unit of 2.2% and revenue generated from the addition of ten assisted and independent living operations in five state between July 1, 2018 and June 30, 2019. These increases were partially offset by a decrease in occupancy of 0.1%, mainly in our recently acquired operations as these acquisitions have lower occupancy rates.

Home Health and Hospice Services

	Six Months Ended June 30,
	2019	2018	Change	% Change

	(Dollars in thousands)
Home health and hospice revenue
Home health services	$48,647	$41,505	$7,142	17.2%
Hospice services	47,678	39,502	8,176	20.7
Total home health and hospice revenue	$96,325	$81,007	$15,318	18.9%

Home health, hospice and home care agencies	62	46	16	34.8%
Home health services:
Average Medicare revenue per completed episode	$3,024	$2,951	$73	2.5%
Hospice services:
Average daily census	1,544	1,275	269	21.1%
Home health and hospice revenue increased $15.3 million, or 18.9% as compared to the first half of 2018. Of the $15.3 million increase, Medicare and managed care revenue increased $11.4 million, or 16.9%. The increase in revenue is primarily due to the increase in volume and average daily census in existing agencies and rate per episode, coupled with the addition of 16 home health and hospice operations in seven states between July 1, 2018 and June 30, 2019.
Cost of Services

The following table sets forth total cost of services by each of our reportable segments and our "All Other" category for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2019	2018

	(Dollars in thousands)
Transitional and skilled services	$727,309	$656,009
Senior living services	56,153	47,881
Home health and hospice services	80,159	67,066
All other	23,381	15,419
Total cost of services	$887,002	$786,375

Consolidated cost of services increased $100.6 million, or 12.8% as compared to the first half of 2018. Consolidated cost of services as a percentage of revenue decreased by 0.6% to 78.9%.
Transitional and Skilled Services

	Six Months Ended June 30,
	2019	2018	Change	% Change

	(Dollars in thousands)
Cost of service	$727,309	$656,009	$71,300	10.9%
Revenue percentage	79.2%	80.4%		(1.2)%

Cost of services related to our transitional and skilled services segment increased $71.3 million, or 10.9%, due primarily to additional costs at Recently Acquired Facilities of $34.6 million and organic operational growth. Cost of services as a percentage of revenue decreased to 79.2%, mainly due to operational improvements, cash collection improvements and a decrease in health insurance.

Senior Living Services

	Six Months Ended June 30,
	2019	2018	Change	% Change

	(Dollars in thousands)
Cost of service	$56,153	$47,881	$8,272	17.3%
Revenue percentage	67.9%	65.3%		2.6%

Cost of services related to our senior living services segment increased $8.3 million, or 17.3%, primarily due to recently acquired operations and organic operational growth. Cost of services as a percentage of total revenue increased by 2.6% primarily due to higher costs of services associated with newly acquired operations and additional field-based resources to support our growing infrastructure. Our acquisition focus is to strategically acquire underperforming operations with strong opportunities for return. Historically, we generally experienced higher cost of services at newly acquired operations; and therefore, we anticipate lower margins at these operations during years of growth.
Home Health and Hospice Services

	Six Months Ended June 30,
	2019	2018	Change	% Change

	(Dollars in thousands)
Cost of service	$80,159	$67,066	$13,093	19.5%
Revenue percentage	83.2%	82.8%		0.4%

Cost of services related to our home health and hospice services segment increased $13.1 million, or 19.5%, due to newly acquired operations and organic operational growth. Cost of services as a percentage of total revenue increased by 0.4% primarily due to the increase in certain costs associated with newly acquired operations. Included in cost of services is one-time broker fee of $0.4 million related to new agencies acquired in the current year. Without this fee, cost of services would have been 82.8%, which is consistent with prior year.

Rent — cost of services. Our rent — cost of services as a percentage of total revenue decreased by 0.4% to 6.5% primarily due to more of our acquisitions including real estate assets coupled with the growth in revenue outpacing the increase in rent expense.
General and administrative expense. Our general and administrative expense increased as a percentage of revenue by 0.8% to 5.6%, mainly due to transaction costs related to our proposed Spin-Off and an increase in incentives due to operational improvements.
Depreciation and amortization. Depreciation and amortization expense increased $2.5 million, or 10.9%, to $25.8 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations. Depreciation and amortization expense as a percentage of revenue decreased slightly to 2.3%.
Other expense, net. Other expense, net as a percentage of revenue remained relatively consistent at 0.6%, or $6.5 million. Other expense mainly includes interest expense related to borrowings under our credit facility and HUD mortgages.
Provision for income taxes.  Our effective tax rate was 18.3% for the six months ended June 30, 2019 compared to 21.7% for the same period in 2018. The lower effective tax rate reflects an increase in an additional tax benefit from share-based payment awards. The lower effective tax rate was partially offset by increases in certain non-deductible items. See Note 14, Income Taxes, in the Notes to Condensed Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our revolving credit facilities.
Historically, we have financed the majority of our acquisitions primarily by financing our operating subsidiaries through mortgages, our revolving credit facility, and cash generated from operations. Cash paid to fund acquisitions was $57.2 million and $58.0 million for the six months ended June 30, 2019 and 2018, respectively. Total capital expenditures for property and equipment were $35.8 million and $24.3 million for the six months ended June 30, 2019 and 2018, respectively. We currently have approximately $60.0 million budgeted for renovation projects for 2019. We believe our current cash balances, our cash flow from operations and the amounts available under our credit facility will be sufficient to cover our operating needs for at least the next 12 months.

We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of June 30, 2019 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of June 30, 2019, we held debt security investments of approximately $46.9 million, which were split between AA, A and BBB rated securities.

The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Six Months Ended June 30,
	2019	2018

	(In thousands)
Net cash provided by operating activities	$72,278	$101,240
Net cash used in investing activities	(98,256)	(81,244)
Net cash provided by/(used in) financing activities	33,937	(35,149)
Net increase/(decrease) in cash and cash equivalents	7,959	(15,153)
Cash and cash equivalents at beginning of period	31,083	42,337
Cash and cash equivalents at end of period	$39,042	$27,184
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Our net cash provided by operating activities for the six months ended June 30, 2019 decreased by $28.9 million. The decrease was primarily due to the timing of collections of accounts receivable partially offset by the timing of payments of prepaid expenses and other assets. In addition, we received $11.0 million in income tax refund in 2018 that did not recur in 2019.
Our net cash used in investing activities for the six months ended June 30, 2019 increased by $17.0 million. The change was primarily due to an increase in capital expenditure spending by $11.5 million.
Our net cash provided by/(used in) financing activities increased by $69.0 million. In 2019, we had net borrowing of $34.0 million compared to net re-payments of $34.9 million in the comparable period in 2018.
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

On February 5, 2016, we amended our existing revolving credit facility to increase our aggregate principal amount available to $250.0 million (the Amended Credit Facility). Under the Amended Credit Facility, we may seek to obtain incremental revolving or term loans in an aggregate amount not to exceed $150.0 million. The interest rates applicable to loans under the Amended Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 0.75% to 1.75% per annum or LIBOR plus a margin ranging from 1.75% to 2.75% per annum, based on the Consolidated Total Net Debt to Consolidated EBITDA ratio (as defined in the agreement). In addition, we pay a commitment fee on the unused portion of the commitments under the Amended Credit Facility that will range from 0.3% to 0.5% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio of the Company and our subsidiaries. We are permitted to prepay all or any portion of the loans under the Amended Credit Facility prior to maturity without premium or penalty, subject to reimbursement of any LIBOR breakage costs of the lenders.

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

The Credit Facility is guaranteed, jointly and severally, by certain of our wholly owned subsidiaries, and is secured by a pledge of stock of our material operating subsidiaries as well as a first lien on substantially all of our personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and our operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, we must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum Consolidated Total Net Debt to Consolidated EBITDA ratio (which shall be increased to 3.50:1.00 for the first fiscal quarter and the immediate following three fiscal quarters), and a minimum interest/rent coverage ratio (which cannot be below 1.50:1.00). The majority of lenders can require that we and our operating subsidiaries mortgage certain of our real property assets to secure the credit facility if an event of default occurs, the Consolidated Total Net Debt to Consolidated EBITDA ratio is above 2.75:1.00 for two consecutive fiscal quarters, or our liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the Consolidated Total Net Debt to Consolidated EBITDA ratio is below 2.75:1.00 for two consecutive fiscal quarters, or our liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of June 30, 2019, our operating subsidiaries had $159.4 million outstanding under the Credit Facility. The outstanding balance on the term loan was $109.4 million, of which $7.5 million is classified as short-term and the remaining $101.9 million is classified as long-term. The outstanding balance on the revolving Credit Facility was $50.0 million, which is classified as long-term. We were in compliance with all loan covenants as of June 30, 2019.

As of July 30, 2019, there was approximately $111.3 million outstanding under the Revolving Credit Facility.

Mortgage Loans and Promissory Note

During the fourth quarter of 2017, 17 of our subsidiaries entered into mortgage loans in the aggregate amount of $112.0 million. The mortgage loans are insured with Department of Housing and Urban Development (HUD), which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans and note bear fixed interest rates of 3.3% per annum. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. During the first three years, the prepayment fee is 10% and is reduced by 3% in the fourth year of the loan, and reduced by 1% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The term of the mortgage loans are 30 to 35-years. The borrowings were arranged by Lancaster Pollard Mortgage Company, LLC, and insured by HUD. Loan proceeds were used to pay down previously drawn amounts on our revolving line of credit. In addition to refinancing existing borrowings, the proceeds of the HUD-insured debt helped used to fund acquisitions, to renovate and upgrade existing and future facilities, to cover working capital needs and for other business purposes.

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

As of June 30, 2019, our operating subsidiaries had $121.7 million outstanding under the mortgage loans and note, of which $2.7 million is classified as short-term and the remaining $119.0 million is classified as long-term.
Contractual Obligations, Commitments and Contingencies
We lease from CareTrust REIT, Inc. (CareTrust) real property associated with 93 affiliated skilled nursing, senior living facilities used in our operations under the Master Leases as a result of the tax free spin-off (the CareTrust Spin-Off). The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each master lease, our individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%.
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
The Master Leases arrangement is commonly known as a triple-net lease. Accordingly, in addition to rent, we are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor), (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties, (3) all insurance required in connection with the leased properties and the business conducted on the leased properties, (4) all facility maintenance and repair costs and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $15.1 million and $29.9 million, for the three and six months ended June 30, 2019, respectively, and approximately $14.5 million and $29.0 million, for the three and six months ended June 30, 2018, respectively.
At our option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease.
Among other things, under the Master Leases, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. As of June 30, 2019, we were in compliance with the Master Leases' covenants.
We also lease certain affiliated facilities and our administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. We have entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, we lease certain of our equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $37.2 million and $73.2 million for the three and six months ended June 30, 2019, respectively, and $34.5 million and $68.6 million for the three and six months ended June 30, 2018, respectively.
Thirty-nine of our affiliated facilities, excluding the facilities that are operated under the Master Leases from CareTrust, are operated under seven separate master lease arrangements. Under these master leases, a breach at a single facility could subject one or more of the other affiliated facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of our leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in our outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
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
U.S. Department of Justice Civil Investigative Demand
On May 31, 2018, we received a Civil Investigative Demand (CID) from the U.S. Department of Justice stating that it is investigating to determine whether we have violated the False Claims Act and/or the Anti-Kickback Statute with respect to the relationships between certain of our skilled nursing facilities and persons who served as medical directors, advisory board participants or other referral sources. The CID covered the period from October 3, 2013 to the present, and was limited in scope to ten of our Southern California skilled nursing facilities. In October 2018, the Department of Justice made an additional request for information covering the period of January 1, 2011 to the present, relating to the same topic. As a general matter, our operating entities maintain policies and procedures to promote compliance with the False Claims Act, the Anti-Kickback Statute, and other applicable regulatory requirements.
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

Upon adoption of ASU 2016-02 and ASU 2018-11, we elected the lessor practical expedient within ASU 2018-11. We recognize revenue under these resident agreements based upon the predominant component, either the lease or non-lease component, of the contracts rather than allocating the consideration and separately accounting for it under ASC Topic 842 and ASC Topic 606. We have concluded that the non-lease components of the agreements with respect to our senior living communities are the predominant component of the contract, therefore, we recognize revenue for these residents agreements under ASC Topic 606. The timing and pattern of revenue recognition is substantially the same as that prior to the adoption of these standards.

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

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of credit Losses on Financial Instruments”, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance will be effective for fiscal year beginning after December 15, 2019, which will be our fiscal year 2020, with early adoption is permitted. We have not yet determined the effect of the ASU on our results of operations, financial condition or cash flows.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2019, we increased our outstanding letters of credit by $0.6 million. As of June 30, 2019, we had approximately $5.3 million on our credit facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

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

On July 19, 2016, we entered into the Second Amended Credit Facility with a lending consortium arranged by SunTrust to make available a credit facility consisting of a $300.0 million revolving line of credit and a $150.0 million term loan component. Borrowings under the term loan portion of the credit facility mature on February 5, 2021 and amortize in equal quarterly installments, in an aggregate annual amount equal to 5.0% per annum of the original principal amount. The interest rates, at our option, are equal to either a base rate plus a premium or LIBOR plus a premium. In addition, we are subject to pay a commitment fee on the unused portion of the commitments under the credit facility discussed in Item 2 of this Report under the heading “Liquidity and Capital Resources.” Our exposure to fluctuations in interest rates may increase or decrease in the future with increases or decreases in the outstanding amount under the credit facility. As of June 30, 2019, our operating subsidiaries had $159.4 million outstanding under the Credit Facility. The outstanding balance on the term loan was $109.4 million, of which $7.5 million is classified as short-term and the remaining $101.9 million is classified as long-term. The outstanding balance on the revolving Credit Facility was $50.0 million, which is classified as long-term.

We have outstanding indebtedness under mortgage loans insured with Department of Housing and Urban Development (HUD) and promissory note. The mortgage loans and note bear fixed interest rates and amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. The outstanding balance under the mortgage loans and note was $121.7 million, of which $2.7 million is classified as short-term and the remaining $119.0 million is classified as long-term.

Our cash and cash equivalents as of June 30, 2019 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of June 30, 2019, we held debt security investments of approximately $46.9 million, which were split between AA, A, and BBB rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of June 30, 2019 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
We implemented certain internal controls in connection with our adoption of Topic 842, Leases, in the first quarter of 2019. There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.        Legal Proceedings

Certain legal proceedings in which we are involved are discussed in Part I, Item 3. Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2018. In addition, for more information regarding our legal proceedings, please see Note 18, Commitments and Contingencies included in Part 1, Item 1 of this Form 10-Q.

Regulatory Matters — Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation and failure to comply can result in significant regulatory action, including fines, penalties, and exclusion from certain governmental programs. Included in these laws and regulations is the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which requires healthcare providers (among other things) to safeguard the privacy and security of certain health information. In late December of 2016, we learned of a potential issue at one of our independent operating entities in Arizona which involved the limited and inadvertent disclosure of certain confidential information. The issue has been fully investigated, addressed and disclosed as required by law. We believe that we are presently in compliance in all material respects with applicable HIPAA laws and regulations. As of June 30, 2019, this matter has been resolved.

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
U.S. Department of Justice Civil Investigative Demand - On May 31, 2018, we received a Civil Investigative Demand (CID) from the U.S. Department of Justice stating that it is investigating to determine whether we have violated the False Claims Act and/or the Anti-Kickback Statute with respect to the relationships between certain of our independently operated skilled nursing facilities and persons who served as medical directors, advisory board participants or other potential referral sources. The CID covered the period from October 3, 2013 to the present, and was limited in scope to ten of our Southern California independent operating entities. In October 2018, the Department of Justice made an additional request for information covering the period of January 1, 2011 to the present, relating to the same topic. As a general matter, our independent operating entities maintain policies and procedures to promote compliance with the False Claims Act, the Anti-Kickback Statute, and other applicable regulatory requirements. We are fully cooperating with the U.S. Department of Justice to promptly respond to the requests for information. However, we cannot predict when the investigation will be resolved, the outcome of the investigation, or its potential impact on the Company.

Litigation — We are party to various legal actions and administrative proceedings, and are subject to various claims arising in the ordinary course of business, including claims that services provided to patients have resulted in injury or death and claims related to employment and commercial matters. Although we intend to vigorously defend ourselves in response to these claims, there can be no assurance that the outcomes of these matters will not have a material adverse effect on operational results and financial condition. In certain states in which we have or have had independent operating entities, insurance coverage for the risk of punitive damages arising from general and professional liability litigation may not be available due to state law public policy prohibitions. There can be no assurance that our independent operating entities will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available.

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

Other claims and suits, including class actions, continue to be filed against us and other companies in the post-acute care industry. For example, we and our independent operating entities have been subjected to, and are currently involved in, class action litigation alleging violations of state and federal wage and hour law as related to the alleged failure to pay wages and to timely provide and authorize meal and rest breaks. We do not believe that the ultimate resolution of these actions will have a material adverse effect on our business, cash flows, financial condition or results of operations. A significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, could materially adversely affect our business, financial condition, results of operations and cash flows.

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
Medicare Revenue Recoupments — We and our independent operating subsidiaries are subject to regulatory reviews relating to Medicare services, billings and potential overpayments resulting from RAC, ZPIC, PSC, UPIC and MIC (collectively referred to as Reviews). As of June 30, 2019, ten of our independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process, both pre- and post-payment. The Company anticipates that these Reviews will increase in frequency in the future. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to all billing in the same time period. As of June 30, 2019, the affiliated independent operating subsidiaries have responded to the requests and the related claims are currently under Review, on appeal or in a dispute resolution process.

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

We derived 41.4% and 41.2% of our revenue from the Medicaid programs for the three and six months ended June 30, 2019, respectively, and 40.6% and 40.1% of our revenue from the Medicaid programs for the three and six months ended June 30, 2018, respectively. We derived 26.6% and 26.8% of our revenue from the Medicare programs for the three and six months ended June 30, 2019, respectively, and 27.6% and 27.9% of our revenue from the Medicare programs for the three and six months ended June 30, 2018, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our patients.

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
Various healthcare reform provisions became law upon enactment of the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the ACA). The reforms contained in the ACA have affected our operating subsidiaries in some manner and are directed in large part at increased quality and cost reductions. Several of the reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services and the underlying regulatory environment. These reforms include the possible modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. As discussed below under the heading “Our business may be materially impacted if certain aspects of the ACA are amended, repealed, or successfully challenged," any further amendments or revisions to the ACA or its implementing regulations could materially impact our business.
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
Subsequently, on July 30, 2019, CMS issued a final rule for fiscal year 2020 that updates the Medicare payment rates and the quality programs for skilled nursing facilities. Under the final rule, effective October 1, 2019, the aggregate payments to skilled nursing facilities will increase by 2.4% for fiscal year 2020, compared to fiscal year 2019. This estimated increase is attributable to a 2.8% market basket increase factor with a 0.4% point reduction for multifactor productivity adjustment. The final rule also updated the Skilled Nursing Facility Value-Based Purchasing Program (VBP), which took effect on October 1, 2018, to ensure that CMS publishes accurate performance information for low-volume SNFs and a new 30-day deadline for Phase One Review and Corrections requests. In addition, CMS is adopting two new quality measures in fiscal year 2020 under the SNF Quality Reporting Program (QRP) to assess whether certain health information is provided by the SNF at the time of transfer or discharge. The two measures are: 1) Transfer of Health Information to the Provider-Post-Acute Care and 2) Transfer of Health Information to the Patient-Post-Acute Care. Further, the final rule includes the change of the group therapy definition, which consists of treating two to six patients doing the same or similar activities.

On July 31, 2017, CMS issued its final rule outlining fiscal year 2018 Medicare payment rates for skilled nursing facilities. Under the final rule, the market basket index is revised and rebased by updating the base year from 2010 to 2014 and adding a new cost category for Installation, Maintenance, and Repair Services. The rule also includes revisions to the SNF Quality Reporting Program, including measure and standardized patient assessment data policies, as well as policies related to public display. In addition, it finalized policies for the SNF Value-Based Purchasing Program (VBP) that will affect Medicare payment to SNFs beginning in fiscal year 2019 and clarification of the requirements regarding the composition of professionals for the survey team.  The final rule uses a market basket percentage of 1% to update the federal rates, but if a SNF fails to submit quality reporting program requirements there will be a 2% reduction to the market basket update for the fiscal year involved.  Thus, the increase in the proposed federal rates may increase the amount of our reimbursements for SNF services so long as we meet the reporting requirements.
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
On July 29, 2016, CMS issued its final rule outlining fiscal year 2017 Medicare payment rates and quality programs for skilled nursing facilities. The policies in the finalized rule continue to shift Medicare payments from volume to value. The aggregate payments to skilled nursing facilities increased by a net 2.4% for fiscal year 2017. This increase reflected a 2.7% market basket increase, reduced by a 0.3% multi-factor productivity (MFP) adjustment required by ACA. This final rule also further defines the skilled nursing facilities Quality Reporting Program and clarifies the VBP to establish performance standards, baseline and performance periods, performance scoring methodology and feedback reports.
The VBP final rule specifies the skilled nursing facility 30-day potentially preventable readmission measure, which assesses the facility-level risk standardized rate of unplanned, potentially preventable hospital readmissions for skilled nursing facility patients within 30 days of discharge from a prior admission to a hospital paid under the Inpatient Prospective Payment System, a critical access hospital, or a psychiatric hospital. There is also finalized additional policies related to the VBP including: establishing performance standards; establishing baseline and performance periods; adopting a performance scoring methodology; and providing confidential feedback reports to the skilled nursing facilities. This VBP became effective on October 1, 2018.

CMS issued a final rule on June 3, 2019 which updates the requirements for the Programs of All-Inclusive Care for the Elderly (PACE) under the Medicare and Medicaid programs. The regulation is intended to provide greater operational flexibility, remove redundancies and outdated information and codify existing programs. Such flexibility includes, (i) more lenient standards applicable to the current requirement that the PACE organization be monitored for compliance with the PACE program requirements during and after a 3-year trial period and (ii) relieving certain restrictions placed upon the interdisciplinary team that comprehensively assesses and provides for the individual needs of each PACE participant by allowing one person to fill two roles and permitting secondary participation in the PACE program. Further, non-physician primary care providers are able to provide certain services in place of primary care physicians.

Home Health

On July 11, 2019, CMS issued a proposed rule updating the Medicare Home Health Prospective Payment System (HH PPS) rates and wage index for calendar year 2020.  The rule proposes a 1.3% increase in home health payments, resulting from a 1.5% payment percentage update and a 0.2% decrease in aggregate payments because of changes to the rural add-on policy. The proposed rule implements the Patient‑Driven Groupings Model (PDGM), a revised case‑mix adjustment methodology, for home health services beginning on or after January 1, 2020, and proposes to adjust reimbursement under PDGM for assumed provider behavioral changes.  The proposed rule also changes the unit of payment from 60‑day episodes of care to 30-day periods of care, modifies payment regulations related to the content of the home health plan of care; allows therapist assistants to furnish maintenance therapy under the supervision of a licensed therapist; and proposes to change and eventually eliminate the split percentage payment approach under the HH PPS.  Finally, this rule will include proposals related to the implementation of the permanent home infusion therapy benefit in 2021. These include proposed payment categories, amounts, and required and optional adjustments.
On November 13, 2018, CMS published a final rule which updates Medicare Home Health Prospective Payment System (HH PPS) rates, including the conversion factor and case-mix weights for calendar years 2019 and 2020. This rule finalizes the definition of remote patient monitoring which will be allowed as an administrative expense on the home health agency’s cost report. Further, effective January 1, 2020, CMS will implement PDGM as mandated by the Bipartisan Budget Act of 2018. Under PDGM, the initial certification of patient eligibility, plan of care, and comprehensive assessment will remain valid for 60-day episodes of care, but payments for home health services will be made based upon 30-day payment periods. PDGM refines case mix calculation methodology by removing therapy thresholds and calculating reimbursement based on clinical characteristics including clinical group coding, comorbidity coding, and achievement of LUPA thresholds. While the proposed changes are to be implemented in a budget neutral manner to the industry, CMS’s current proposal includes a negative 6.42% adjustment to account for assumed provider behavioral changes. The ultimate impact of these changes will vary by provider based on factors including patient mix and admission source. The finalization of these assumptions could negatively impact our future rate of reimbursement and could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. This rule also finalizes changes to the Home Health Value-Based Purchasing (HHVBP) model and Home Health Quality Reporting Program (HHQRP). These changes focus on providing value over volume of services to patients. Once the changes are implemented, health payments will no longer be based on the number of visits provided, but rather the patient’s medical condition and care needs. In calendar year 2019, there was an increase of 2.2% in reimbursement to home health agencies based on the agency’s finalized policies.
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

Hospice

On July 31, 2019, CMS issued a final rule that updated the fiscal year 2020 hospice payment rates, wage index and cap amount.  The final rule calls for a 2.6% increase in hospice payment rates for fiscal year 2020. This increase is based on the fiscal year 2020 hospital market basket increase of 3.0%, reduced by the multifactor productivity adjustment of 0.4%. The rule establishes a rebasing of the continuous home care, general inpatient care, and the inpatient respite care per diem payment rates in a budget-neutral manner to more accurately align Medicare payments with the costs of providing care. Specifically, the rule increases these rates by 36.6%, 161.2%, and 31.0% respectively to account for the disparity between reimbursement and cost.  In order to maintain budget neutrality, the rule reduces the Routine Home Care rate by 2.7%. Hospices that fail to meet quality reporting requirements continue to receive a 2.0% reduction to the annual market basket update for the year. Further, the rule establishes the hospice cap amount for the fiscal year 2020 at $29,964.78, which is equal to the fiscal year 2019 cap amount of $29,205.44, updated by the final rule for fiscal year 2020 hospice payment update percentage of 2.6%. In addition to the payment updates, the final rule contains new regulations that modify election statement requirements and require hospices to prepare an addendum to the election entitled “Patient Notification of Hospice Non-Covered Items, Services, and Drugs," which will provide the patient with information related to any diagnoses, treatment, or medications that are considered by the hospice to be unrelated to the terminal diagnoses. In addition to its preparation, the hospice is required to provide the addendum upon request by the patient or the patients representative within five days, if requested at the time of election, or within 72 hours if requested thereafter.
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

On August 1, 2017, CMS issued its final rule outlining the fiscal year 2018 Medicare payment rates, wage index and cap amount for hospices serving Medicare beneficiaries. The final rule uses a net market basket percentage increase of 1.0% to update the federal rates, as mandated by section 411(d) of the MACRA. Although, if a hospice fails to comply with quality reporting program requirements, there will be a net 2.0% reduction to the market basket update for the fiscal year involved. The hospice cap amount for fiscal year 2018 was increased by 1.0%, which is equal to the 2017 cap amount updated by the fiscal year 2018 hospice payment update percentage of 1.0%. In addition, this rule discusses changes to the HQRP, including changes to the Consumer Assessment of Healthcare Providers & Systems (CAHPS) hospice survey measures and plans for sharing HQRP data in fiscal year 2017.
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

Senior Living Communities

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
On April 16, 2015, President Obama signed MACRA into law. This bill includes a number of provisions, including replacement of the Sustainable Growth Rate (SGR) formula used by Medicare to pay physicians with new systems for establishing annual payment rate updates for physicians' services. In addition, it increases premiums for Part B and Part D of Medicare for beneficiaries with income above certain levels and makes numerous other changes to Medicare and Medicaid. On April 1, 2019, CMS announced that it has finalized Medicare Advantage and Part D payment and policy updates to maximize competition and coverage. As of 2019, Medicare Advantage plans can offer supplemental benefits that are not covered under Medicare Parts A or B, if they diagnose, compensate for physical impairments, diminish the impact of injuries or health conditions, and/or reduce avoidable emergency room utilization. On April 16, 2019, CMS issued a final rule revising Medicare Advantage Program (Part C) regulations and Prescription Drug Benefit Program (Part D) regulations to implement certain provisions of the Bipartisan Budget Act of 2018 effective as of January 1, 2020. This final rule makes several revisions and additions to the preclusion list provisions finalized in the April 2018 final rule. Further, this final rule will also revise the appeals and grievances requirements for certain Medicaid managed care and Medicare Advantage special needs plans for dual eligible individuals to implement certain provisions of the Bipartisan Budget Act of 2018.
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
On April 25, 2019, CMS issued a final rule effective as of June 24, 2019. This final rule sets forth payment parameters and provisions related to the risk adjustment and risk adjustment data validation programs; cost-sharing parameters; and user fees for Federally-facilitated Exchanges (FFEs) and State-based Exchanges on the Federal Platform (SBE-FPs). It finalizes changes that will allow greater flexibility related to the duties and training requirements for the Navigator program and changes that will provide greater flexibility for direct enrollment entities, while strengthening program integrity oversight over those entities. It finalizes a change intended to reduce the costs of prescription drugs. This final rule also includes changes to Exchange standards related to eligibility and enrollment; exemptions; and other related topics.
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

The ACA and the Health Care and Education Reconciliation Act of 2010 (the Reconciliation Act) include sweeping changes to how healthcare is paid for and furnished in the United States. As discussed below under the heading “-Our business may be materially impacted if certain aspects of the ACA are amended, repealed, or successfully challenged,” any further amendments or revisions to the ACA or its implementing regulations could materially impact our business. The recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulation, implementation of Medicare and/or Medicaid, and government policy that could significantly impact our business and the healthcare industry. We continually monitor these developments in an effort to respond to the changing regulatory environment impacting our business.

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

Under the ACA, HHS will establish, test and evaluate alternative payment methodologies for Medicare services through a five-year, national, voluntary pilot program, which started in 2013. This program provides incentives for providers to coordinate patient care across the continuum and to be jointly accountable for an entire episode of care centered around a hospitalization. HHS develops qualifying provider payment methods that may include bundled payments and bids from entities for episodes of care. The bundled payment will cover the costs of acute care inpatient services; physicians’ services delivered in and outside of an acute care hospital; outpatient hospital services including emergency department services; post-acute care services, including home health services, skilled nursing services; inpatient rehabilitation services; and inpatient hospital services. The payment methodology includes payment for services, such as care coordination, medication reconciliation, discharge planning and transitional care services, and other patient-centered activities. Payments for items and services cannot result in spending more than would otherwise be expended for such entities if the pilot program was not implemented. As with Medicare’s shared savings program discussed above, payment arrangements among providers on the backside of the bundled payment must take into account significant hurdles under the Anti-Kickback Statue, the Stark Law and the Civil Monetary Penalties Law.

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
On July 16, 2019, CMS introduced one proposed and one final rule related to the regulatory framework within which long term and post-acute care providers operate. The proposed rule covers changes to the Requirements of Participation (ROP) for the Medicare and Medicaid Programs, and the final rule addresses the use of pre-dispute arbitration agreements with patients/residents. As part of the ROP proposed rule, CMS has proposed a delay in the implementation of both the Quality Assurance and Performance Improvement (QAPI) program and Compliance and Ethics program and training requirements for one year, including the following: (a) QAPI program and documentation; (b) Program Design and Scope; (c) Program Feedback Data Systems, and Monitoring; (d) Program Systematic Analysis and Systematic Action; (e) Program Activities; (f) Governance and Leadership; (g) Compliance and Ethics Program; and (h) QAPI Training and Compliance and Ethics Training. The proposed rule does not delay implementation of the Phase 3 Infection Preventionist requirements of the Compliance and Ethics Program. Likewise, the proposed rule maintains the implementation date of the requirements for culturally competent and trauma-informed care, or the requirements for a call system from the residents' bedsides.
On the issue of pre-dispute binding Arbitration Agreements, the final rule amends the requirements that Long-Term Care (LTC) facilities must meet to participate in the Medicare and Medicaid programs. Specifically, the rule confirms the repeal of the prohibition on the use of pre-dispute, binding arbitration agreements, and strengthens the transparency of arbitration agreements and arbitration in LTC facilities. Included in the final rule is the requirement that facilities ensure the agreement for binding arbitration is in plain language; that facilities post a notice in plain language that describes the policy on the use of agreements for binding arbitration in an area that is visible to residents and visitors; that admission to the facility not be conditioned on the signing of an arbitration agreement; and that the facility explicitly inform the resident or his or her representative of the right not to sign the agreement as a condition of admission. The final rule supports residents' rights to make informed choices about important aspects of their health care.

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

On September 16, 2016, CMS issued its final rule concerning emergency preparedness requirements for Medicare and Medicaid participating providers, specifically SNFs, NFs, and intermediate care facilities for individuals with intellectual disabilities (ICF/IIDs). The rule is designed to ensure providers and suppliers have comprehensive and integrated emergency policies and procedures in place, in particular during natural and man-made disasters. Under the rule, facilities are required to 1) document risk assessment and emergency planning; 2) develop and implement policies and procedures based on that risk assessment; 3) develop and maintain an emergency preparedness communication plan in compliance with both federal and state law; and 4) develop and maintain an emergency preparedness training and testing program.
On July 29, 2016, CMS issued its final rule laying out the performance standards relating to preventable hospital readmissions from skilled nursing facilities. The final rule includes the SNF 30-day All Cause Readmission Measure which assesses the risk-standardized rate of all-cause, all condition, unplanned inpatient hospital readmissions for Medicare fee-for-service SNF patients within 30 days of discharge from admission to an inpatient prospective payment system hospital (IPPS), critical access hospital (CAH) or psychiatric hospital. The final rule includes the SNF 30-Day Potentially Preventable Readmission Measure as the SNF all condition risk adjusted potentially preventable hospital readmission measure. This measure assesses the facility-level risk-standardized rate of unplanned, potentially preventable hospital readmissions for SNF patients within 30 days of discharge from a prior admission to an IPPS hospital, CAH, or psychiatric hospital. Hospital readmissions include readmissions to a short-stay acute-care hospital or CAH, with a diagnosis considered to be unplanned and potentially preventable. This measure is claims-based, requiring no additional data collection or submission burden for SNFs.
On August 8, 2018, CMS issued a final rule updating the payment rates used under the prospective payment system for SNFs for fiscal year 2019. This final rule also replaces the existing case-mix classification methodology, the Resource Utilization Groups, Version IV (RUG-IV) model, with a revised case-mix methodology called the PDPM beginning on October 1, 2019. The rule finalizes revisions to the regulation text that describes a beneficiary's SNF “resident” status under the consolidated billing provision and the required content of the SNF level of care certification. The rule also finalizes updates to the SNF Quality Reporting Program (QRP) and the VBP Program.
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

On July 6, 2015, CMS launched a Home Health Value-Based Purchasing model to test whether incentives for better care can improve outcomes in the delivery of home health services. The model applies a payment reduction or increase to current Medicare-certified home health agency payments, depending on quality performance, for all agencies delivering services within nine randomly-selected states. Payment adjustments are applied on an annual basis, beginning at 5.0% in each of the first two payment adjustment years, 6.0% in the third payment adjustment year and 8.0% in the final two payment adjustment years.

On April 1, 2014, the President signed into law the Protecting Access to Medicare Act of 2014 which, among other things, provides the framework for implementation of a value-based purchasing program for skilled nursing facilities. Under this legislation HHS is required to develop by October 1, 2016 measures and performance standards regarding preventable hospital readmissions from skilled nursing facilities. Beginning October 1, 2018, HHS withholds 2% of Medicare payments to all skilled nursing facilities and distribute this pool of payment to skilled nursing facilities as incentive payments for preventing readmissions to hospitals.

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

The Affordable Care Act and the programs implemented by the law may reduce reimbursements for our services and may impact the demand for the Company’s products. In addition, various healthcare programs and regulations may be ultimately implemented at the federal or state level. Failure to respond successfully to these trends could negatively impact our business, results of operations and/or financial condition. As discussed below under the heading “Our business may be materially impacted if certain aspects of the Affordable Care Act are amended, repealed, or successfully challenged,” any further amendments or revisions to ACA or its implementing regulations could materially impact our business.

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
In an unrelated case, on March 26, 2019, a federal judge struck down the Trump administration’s rule which allows small businesses to band together and set up health insurance plans and overlook the requirements of the ACA. This case may be a trend of decisions supporting the ACA and undermining the hurdles implemented by the Trump administration. There is a lot of uncertainty around the status of the ACA and how it will be changed (or unchanged) in the near future. Our business may be materially impacted if the ACA in part, or in its entirety, is ruled unconstitutional. Furthermore, the uncertainty regarding the constitutionality of the ACA, or specific provisions therein, may negatively affect our business. In addition, on July 19, 2019, a federal judge ruled that the Trump administration can expand the sale of short-term health insurance policies that do not meet the standards of the ACA, which limits the ACA. As some decisions expand the ACA, while others limit the ACA, the impact of the ACA on our business is difficult to predict.

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

In cases where claim and documentation review by any CMS contractor results in repeated poor performance, an operation can be subjected to protracted oversight. This oversight may include repeat education and re-probe, extended pre-payment review, referral to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement outside of specifically reviewed claims. Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. As of June 30, 2019, we had ten operating subsidiaries that had Reviews scheduled, on appeal, or in a dispute resolution process, both pre- and post-payment.

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

The BBA of 2018 implemented a targeted medical review program for some PT/SLP and OT services over $3,000 per year. Some of our rehabilitation therapy revenue is paid by the Medicare Part B program under a fee schedule. The calendar year 2019 conversion factor is $36.0391 which reflects the update adjustment factor of 0.25 percent and the budget neutrality adjustment of -0.14%. Further, the BBA of 2018, Section 50201 - Extension of Work Geographic Practice Cost Index (GPCI) Floor, extended a provision raising the Work GPCI to 1.000 for all localities that currently have a Work GPCI of less than 1.000 through December 31, 2019. Additionally, as required by the ACA, the 1.5 work GPCI floor for Alaska and the 1.0 practice expense GPCI floor for frontier states are permanent, and therefore, applicable in calendar year 2019.

After all required adjustments, the conversion factor has increased from $35.9996 for calendar year 2018 to $36.0391 for calendar year 2019. However, Table 94 in the Final Rule titled calendar year 2019 PFS Estimated Impact on Total Allowed Charges by Specialty indicates that, due to relative changes in the weights of various PFS procedure codes, the value of Part B physical and occupational therapy code payments in aggregate will decrease approximately 1.0% in 2019. We have experienced a decrease with the new physician fee schedule.

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

If payments received by any one of our hospice provider numbers exceeds either of these caps, we are required to reimburse Medicare for payments received in excess of the caps, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. During the six months ended June 30, 2019, we recorded $0.2 million of hospice cap expense.

Failure to comply with quality reporting requirements may negatively impact reimbursement to our home health and hospice operating subsidiaries.
The ACA mandated the establishment of quality reporting requirements for home health and hospice providers. Beginning in fiscal year 2014, CMS mandated that failure to submit required quality data would result in a 2.0% reduction to the hospice provider’s market basket percentage increase for that fiscal year. For 2019, hospices are required to submit 12 months of data to the Consumer Assessment of Healthcare Providers & Systems (“CAHPS”) Hospice Survey Data Warehouse. The participation requirements for calendar year 2019 will affect the fiscal year 2021 annual payment update. Participation requirements for subsequent years will impact subsequent annual payment updates. The HQRP is currently “pay-for-reporting,” meaning it is the act of submitting timely and complete data that determines compliance with the requirements.

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

We are subject to federal and state laws, such as the federal False Claims Act (FCA), state false claims acts, the illegal remuneration provisions of the Social Security Act, the federal anti-kickback laws, state anti-kickback laws, and the federal “Stark” laws, which govern financial and other arrangements among healthcare providers, their owners, vendors and referral sources, and that are intended to prevent healthcare fraud and abuse. Among other things, these laws prohibit kickbacks, bribes and rebates, as well as other direct and indirect payments or fee-splitting arrangements that are designed to induce the referral of patients to a particular provider for medical products or services payable by any federal healthcare program, and prohibit presenting a false or misleading claim for payment under a federal or state program. They also prohibit some physician self-referrals. Possible sanctions for violation of any of these restrictions or prohibitions include loss of eligibility to participate in federal and state reimbursement programs and civil and criminal penalties. Changes in these laws could increase our cost of doing business. If we fail to comply, even inadvertently, with any of these requirements, we could be required to alter our operations, refund payments to the government, enter into a corporate integrity agreement, deferred prosecution or similar agreements with state or federal government agencies, and become subject to significant civil and criminal penalties. For example, in April 2013, we announced that we reached a tentative settlement with the Department of Justice (DOJ) regarding their investigation related to claims submitted to the Medicare program for rehabilitation services provided at skilled nursing facilities in Southern California. As part of the settlement, we entered into a Corporate Integrity Agreement with the Office of Inspector General-HHS. Failure to comply with the terms of a Corporate Integrity Agreement could result in substantial civil or criminal penalties and being excluded from government health care programs, which could adversely affect our financial condition and results of operations. In March 2019, we were notified by the OIG that the five year term of the CIA has been concluded and effectively released from the CIA.

In May 2009, Congress passed the Fraud Enforcement and Recovery Act (FERA) of 2009 which made significant changes to the FCA, expanding the types of activities subject to prosecution and whistleblower liability. Following changes by FERA, healthcare providers face significant penalties for known retention of government overpayments, even if no false claim was involved. Healthcare providers can now be liable for knowingly and improperly avoiding or decreasing an obligation to pay money or property to the government. This includes the retention of any government overpayment. The government can argue, therefore, that a FCA violation can occur without any affirmative fraudulent action or statement, as long as it is knowingly improper. The ACA supplements FERA by imposing an affirmative obligation on healthcare providers to return an overpayment to CMS within 60 days of “identification” or the date any corresponding cost report is due, whichever is later. On August 3, 2015, the U.S. District Court for the Southern District of New York held that the 60 day clock following “identification” of an overpayment begins to run when a provider is put on notice of a potential overpayment, rather than the moment when an overpayment is conclusively ascertained. On February 12, 2016, CMS published a final rule with respect to Medicare Parts A and B clarifying that providers have an obligation to proactively exercise “reasonable diligence,” and that the 60 day clock begins to run after the reasonable diligence period has concluded, which may take at most 6 months from the from receipt of credible information, absent extraordinary circumstances. Retention of any overpayment beyond this period may result in FCA liability. In addition, FERA extended protections against retaliation for whistleblowers, including protections not only for employees, but also contractors and agents. Thus, there is no need for an employment relationship in order to qualify for protection against retaliation for whistleblowing.

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
In addition, in its 2017 Work Plan, the OIG indicated that it will review compliance with various aspects which impact reimbursement to SNF, home health, or hospice providers, including the documentation in support of the claims paid by Medicare. According to the 2017 Work Plan, prior OIG reviews found that SNFs are billing for higher levels of therapy than were provided or were reasonable or necessary and also that Medicare payments were not compliant with the requirement of a 3-day inpatient hospital stay within 30 days of a SNF admission. The OIG’s 2017 Work Plan provides that the OIG will review documentation at selected SNFs to determine if it meets the requirements for each particular RUG, compliance with SNF prospective payment system requirements related to a 3-day qualifying inpatient hospital stay, and other billing documentation related to Medicare payments for hospice and home health services to ensure they were made in accordance with Medicare requirements.

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
The operations of our operating subsidiaries must be licensed under applicable state law and, depending upon the type of operation, certified or approved as providers under the Medicare and/or Medicaid programs. In the process of acquiring or transferring operating assets, including in connection with the spin-off, our operations must receive change of ownership approvals from state licensing agencies, Medicare and Medicaid as well as third party payors. If there are any delays in receiving regulatory approvals from the applicable federal, state or local government agencies, or the inability to receive such approvals, such delays could result in delayed or lost reimbursement related to periods of service prior to the receipt of such approvals, which could negatively impact our cash position.

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

Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For both the three and six months ended June 30, 2019, 68.0% of our revenue was provided by government payors that reimburse us at predetermined rates, respectively. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

On May 31, 2018, we received a Civil Investigative Demand (CID) from the U.S. Department of Justice stating that it is investigating the Company to determine whether we have violated the FCA and/or the Anti-Kickback Statute with respect to the relationships between certain of our skilled nursing facilities and persons who served as medical directors, advisory board participants or other referral sources. The CID covered the period from October 3, 2013 to the present, and was limited in scope to ten of our Southern California skilled nursing facilities. In October 2018, the Department of Justice made an additional request for information covering the period of January 1, 2011 to the present, relating to the same topic. As a general matter, our operating entities maintain policies and procedures to promote compliance with the FCA, the Anti-Kickback Statute, and other applicable regulatory requirements. We are fully cooperating with the U.S. Department of Justice to promptly respond to the requests for information. However, we cannot predict when the investigation will be resolved, the outcome of the investigation or its potential impact on the Company.

If any additional litigation or government enforcement actions were to proceed in the future, and we are subjected to, alleged to be liable for, or agree to a settlement of, claims or obligations under federal Medicare statutes, the federal FCA, or similar state and federal statutes and related regulations, our business, financial condition and results of operations and cash flows could be materially and adversely affected and our stock price could be adversely impacted. Among other things, any settlement or litigation could involve the payment of substantial sums to settle any alleged civil violations, and may also include our assumption of specific procedural and financial obligations going forward under a corporate integrity agreement and/or other arrangement with the government.

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

If additional reviews result in identification and quantification of additional amounts to be refunded, we would accrue additional liabilities for claim costs and interest, and repay any amounts due in normal course. Furthermore, failure to refund overpayments within required time frames (as described in greater detail above) could result in FCA liability. If future investigations ultimately result in findings of significant billing and reimbursement noncompliance which could require us to record significant additional provisions or remit payments, our business, financial condition and results of operations could be materially and adversely affected and our stock price could decline.

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

During the six months ended June 30, 2019, we expanded our operations through a combination of a long-term lease and real estate purchases, with the addition of seven stand-alone skilled nursing operations, one stand-alone senior living operation, three campus operations, two home health agencies, four hospice agencies and two home care agencies with a total of 1,088 operational skilled nursing beds and 364 operational senior living units. We also invested in new ancillary services that are complementary to its existing businesses. During the year ended December 31, 2018, we added to our operations four stand-alone skilled nursing operations, seven stand-alone senior living operations, three campus operations, four home health agencies, three hospice agencies and two home care agencies with a total of 744 operational skilled nursing beds and 650 senior living units. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

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

Our affiliated facilities located in Arizona, California, and Texas account for the majority of our total revenue. As a result of this concentration, the conditions of local economies, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our revenue, costs and results of operations. Moreover, since over 21% of our affiliated facilities are located in California, we are particularly susceptible to revenue loss, cost increase or damage caused by natural disasters such as fires, earthquakes or mudslides.

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
As of June 30, 2019, we leased 177 of our 254 affiliated facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.
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

We maintain a revolving credit facility with a lending consortium. As of June 30, 2019, our operating subsidiaries had $159.4 million outstanding under our credit facility. On February 5, 2016, we amended our existing revolving credit facility to increase our aggregate principal amount available to $250.0 million. On July 19, 2016, we entered into the Second Amended Credit Facility to increase the aggregate principal amount up to $450.0 million comprised of a $300.0 million revolving credit facility and a $150.0 million term loan. In December 2017, 17 of our subsidiaries entered into mortgage loans in the aggregate amount of $112.0 million under Department of Housing and Urban Development (HUD) insured loans. The terms of the mortgage loans range from 30- or 35-years. We also had other outstanding indebtedness of approximately $12.4 million as of June 30, 2019 under other HUD-insured loans and promissory note issued in connection with various acquisitions with maturity dates ranging from 2027 through 2052. Because these mortgage loans are insured with HUD, our borrower subsidiaries under these loans are subject to HUD oversight and periodic inspections.

In addition, we had $1.7 billion of future operating lease obligations as of June 30, 2019. We intend to continue financing our operating subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

The proposed Spin-Off of the Company's home health, hospice and senior living operations transaction may not be completed on the terms contemplated, or at all, may not result in the benefits expected, and will result in costs whether or not completed.

On May 6, 2019, we announced a proposed plan to separate our transitional and skilled nursing service operations, our home health, hospice and substantially all of our senior living operations into two separate, publicly traded companies through the proposed Spin-Off. The Spin-Off is a complex transaction, and its completion will require significant time, effort and expense. This could distract management from the day-to-day operations of our business, which could adversely affect our operations. The completion of the Spin-Off is subject to a number of conditions, and there is no assurance that the conditions will be satisfied and that the Spin-Off will be completed. In addition, we reserve the right to abandon, defer or modify the Spin-Off at any time if our board of directors so determines. If the Spin-Off is completed, it is possible that, due to unforeseen changes in market or economic conditions, or other events or circumstances, the two resulting companies may not achieve the full strategic and operational benefits expected from the Spin-Off, which could result in the combined market value of the stock of both companies being less than the market value of our common stock if the Spin-Off had not occurred. If the Spin-Off is not completed for any reason, the market price of our common stock may decline to the extent that the market price at that time reflects a market assumption that the Spin-Off will be completed. Whether or not the Spin-Off is completed, we will incur costs related to the transaction, including legal and accounting fees and certain fees payable to our financial advisors.

If the proposed Spin-Off is completed, the trading price of our common stock will decline.

The trading price of our common stock immediately following the Spin-Off of our home health, hospice and substantially all of our senior living operations is expected to be significantly lower than immediately prior to the Spin-Off because the value of our common stock will no longer reflect the spun-off business. The combined value of our common stock and the value of the common stock of the spun-off business following the completion of the Spin-Off may or may not be equal to or greater than the value of our common stock had we not separated the businesses pursuant to the Spin-Off.

The Spin-Off and related transactions may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal distribution requirements.

While we believe that we will be adequately capitalized immediately after the Spin-Off, the Spin-Off could be challenged under various state and federal fraudulent conveyance laws. An unpaid creditor could claim that we did not receive fair consideration or reasonably equivalent value in the Spin-Off, and that the Spin-Off left us insolvent, or with unreasonably small capital, or that we intended or believed it would incur debts beyond its ability to pay such debts as they mature. If a court were to agree with such a plaintiff, then such court could void the Spin-Off as a fraudulent transfer and could impose a number of different remedies, including without limitation, returning the assets or the shares in Pennant to us or providing us with a claim for money damages against the spun-off business in an amount equal to the difference between the consideration received by us and the fair market value of the spun-off business at the time of the Spin-Off.

Certain directors who serve on our Board of Directors will serve as directors of the spun-off business at and following the Spin-Off, and ownership of shares of common stock of the spun-off business at and following the Spin-Off by our directors and executive officers may create, or appear to create, conflicts of interest.

Certain of our directors who serve on our Board of Directors are expected to serve on the board of directors of the spun-off business. This may create, or appear to create, conflicts of interest when our, or the spun-off business’ management and directors face decisions that could have different implications for us and the spun-off business, including the resolution of any dispute regarding the terms of the agreements governing the Spin-Off and the relationship between us and the spun-off business after the Spin-Off or any other commercial agreements entered into in the future between us and the spun-off business and the allocation of such directors’ time between us and the spun-off business.

All or substantially all of our executive officers and some or all of our non-employee directors will own shares of the common stock of the spun-off business. The continued ownership of such common stock by our directors and executive officers following the Spin-Off creates, or may create, the appearance of a conflict of interest when these directors and executive officers are faced with decisions that could have different implications for us and the spun-off business.

If the distribution, together with certain related transactions, were to fail to qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code, then our stockholders, we and the spun-off business might be required to pay substantial U.S. federal income taxes (including as a result of indemnification under the tax matters agreement).

The distribution is conditioned upon our receipt of an opinion to the effect that, subject to the assumptions and limitations described therein, the distribution, together with certain related transactions, will qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code in which no gain or loss is recognized by us or our stockholders, except, in the case of our stockholders, for cash received in lieu of fractional shares. The opinion will be based on, among other things, certain assumptions, as well as on the continuing accuracy of certain factual representations and statements that we and the spun-off business make. If any of the representations or statements that we or the spun-off business make are, or become inaccurate or incomplete, or if we or the spun-off business breach any of our covenants, the distribution and such related transactions might not qualify for such tax treatment. The opinion will not be binding on the Internal Revenue Service or a court, and there can be no assurance that the Internal Revenue Service will not challenge the validity of the distribution and such related transactions as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code eligible for tax-free treatment, or that any such challenge ultimately will not prevail.

If the Spin-Off or any other related transaction does not qualify as a tax-free transaction for any reason, including as a result of a breach of a representation or covenant, we or other members of our affiliated group would recognize a substantial gain attributable to the spun-off business for U.S. federal income tax purposes. In such case, under U.S. Treasury regulations, each member of the Ensign consolidated group at the time of the Spin-Off would be jointly and severally liable for the entire resulting amount of any U.S. federal income tax liability. Additionally, if the distribution of common stock of the spun-off business does not qualify as tax-free under Section 355 of the Code, our stockholders will be treated as having received a taxable distribution equal to the value of the spun-off business stock distributed, treated as a taxable dividend to the extent of our current and accumulated earnings and profits, and then would have a tax-free basis recovery up to the amount of their tax basis in their shares, and then would have taxable gain from the sale or exchange of the shares to the extent of any excess.

If the spin-off of our real estate business as a separate publicly traded company in 2014 was to fail to qualify as a tax-free transaction for U.S. federal income tax purposes, we could be subject to significant tax liabilities and, in certain circumstances, we could be required to indemnify CareTrust for material taxes pursuant to indemnification obligations under the Tax Matters Agreement that we entered into with CareTrust.

In June 2014, we completed the separation of our healthcare business and our real estate business into two separate and independent publicly traded companies through the distribution of all of the outstanding shares of common stock of CareTrust REIT, Inc. to Ensign stockholders on a pro rata basis (the CareTrust Spin-Off). We received a private letter ruling from the Internal Revenue Services (IRS), which provides substantially to the effect that, on the basis of certain facts presented and representations and assumptions set forth in the request submitted to the IRS, the CareTrust Spin-Off will qualify as tax-free under Sections 368(a)(1)(D) and 355 of the Internal Revenue Code (the IRS Ruling). The IRS Ruling does not address certain requirements for tax-free treatment of the CareTrust Spin-Off under Section 355 of the Code, and we received tax opinions from our tax advisor and counsel, substantially to the effect that, with respect to such requirements on which the IRS will not rule, such requirements have been satisfied. The IRS Ruling, and the tax opinions that we received from our tax advisor and counsel, rely on, among other things, certain facts, representations, assumptions and undertakings, including those relating to the past and future conduct of our and CareTrust’s businesses, and the IRS Ruling and the tax opinions would not be valid if such facts, representations, assumptions and undertakings were incorrect in any material respect. Notwithstanding the IRS Ruling and the tax opinions, the IRS could determine the CareTrust Spin-Off should be treated as a taxable transaction for U.S. federal income tax purposes if it determines any of the facts, representations, assumptions or undertakings that were included in the request for the IRS Ruling are false or have been violated or if it disagrees with the conclusions in the opinions that are not covered by the IRS Ruling.

If the CareTrust Spin-Off ultimately is determined to be taxable, we would recognize taxable gain in an amount equal to the excess, if any, of the fair market value of the shares of CareTrust common stock held by us on the distribution date over our tax basis in such shares. Such taxable gain and resulting tax liability would be substantial.
In addition, under the terms of the Tax Matters Agreement that we entered into with CareTrust in connection with the CareTrust Spin-Off, we generally are responsible for any taxes imposed on CareTrust that arise from the failure of the CareTrust Spin-Off to qualify as tax-free for U.S. federal income tax purposes, within the meaning of Sections 368(a)(1)(D) and 355 of the Code, to the extent such failure to qualify is attributable to certain actions, events or transactions relating to our stock, assets or business, or a breach of the relevant representations or any covenants made by us in the Tax Matters Agreement, the materials submitted to the IRS in connection with the request for the IRS Ruling or the representation letter provided in connection with the tax opinion relating to the CareTrust Spin-Off. Our indemnification obligations to CareTrust and its subsidiaries, officers and directors are not limited by any maximum amount. If we are required to indemnify CareTrust under the circumstance set forth in the Tax Matters Agreement, we may be subject to substantial tax liabilities.

In connection with the CareTrust Spin-Off, CareTrust will indemnify us and we will indemnify CareTrust for certain liabilities. There can be no assurance that the indemnities from CareTrust will be sufficient to insure us against the full amount of such liabilities, or that CareTrust’s ability to satisfy its indemnification obligation will not be impaired in the future.
Pursuant to the Separation and Distribution Agreement that we entered into with CareTrust in connection with the CareTrust Spin-Off, the Tax Matters Agreement and other agreements we entered into in connection with the CareTrust Spin-Off, CareTrust agreed to indemnify us for certain liabilities, and we agreed to indemnify CareTrust for certain liabilities. However, third parties might seek to hold us responsible for liabilities that CareTrust agreed to retain under these agreements, and there can be no assurance that CareTrust will be able to fully satisfy its indemnification obligations under these agreements. Moreover, even if we ultimately succeed in recovering from CareTrust any amounts for which we are held liable to a third party, we may be temporarily required to bear these losses while seeking recovery from CareTrust. In addition, indemnities that we may be required to provide to CareTrust could be significant and could adversely affect our business.
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

The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. The trading price of our common stock may fluctuate depending upon many factors, some of which may be beyond our control including the Spin-Off. On some occasions in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us due to volatility in the market price of our common stock, we could incur substantial costs defending or settling the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.        Exhibits

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ENSIGN GROUP, INC.

August 1, 2019	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer and Executive Vice President (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document