Form 10-Q
period 2019-09-30
ENSIGN GROUP, INC
filed 2019-10-30
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2019.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 28, 2019, 53,353,205 shares of the registrant’s common stock were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

PART I.

Item 1.        Financial Statements

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$44,396	$31,083
Accounts receivable—less allowance for doubtful accounts of $3,707 and $2,886 at September 30, 2019 and December 31, 2018, respectively	308,093	276,099
Investments—current	13,026	8,682
Prepaid income taxes	2,536	6,219
Prepaid expenses and other current assets	25,150	24,130
Assets held for sale - current	—	1,859
Total current assets	393,201	348,072
Property and equipment, net	708,224	618,874
Right-of-use assets (Note 17)	1,062,219	—
Insurance subsidiary deposits and investments	34,561	36,168
Escrow deposits	50	7,271
Deferred tax assets	8,105	11,650
Restricted and other assets (Note 12)	17,351	20,844
Intangible assets, net (Note 10)	3,541	31,000
Goodwill	96,199	80,477
Other indefinite-lived intangibles	36,098	27,602
Total assets	$2,359,549	$1,181,958
Liabilities and equity
Current liabilities:
Accounts payable	$40,019	$44,236
Accrued wages and related liabilities	132,659	119,656
Lease liabilities—current (Note 17)	60,817	—
Accrued self-insurance liabilities—current	26,707	25,446
Other accrued liabilities	84,250	69,784
Current maturities of long-term debt	10,177	10,105
Total current liabilities	354,629	269,227
Long-term debt—less current maturities	265,692	233,135
Long-term lease liabilities—less current portion (Note 17)	974,496	—
Accrued self-insurance liabilities—less current portion	58,958	54,605
Other long-term liabilities	3,968	11,234
Deferred gain related to sale-leaseback (Note 17)	—	11,417
Total liabilities	1,657,743	579,618

Commitments and contingencies (Notes 15, 17 and 18)
Equity:
Ensign Group, Inc. stockholders' equity:
Common stock; $0.001 par value; 100,000 shares authorized; 56,017 and 53,367 shares issued and outstanding at September 30, 2019, respectively, and 55,089 and 52,584 shares issued and outstanding at December 31, 2018, respectively	55	55
Additional paid-in capital	303,680	284,384
Retained earnings	426,414	344,901
Common stock in treasury, at cost, 2,046 and 1,932 shares at September 30, 2019 and December 31, 2018, respectively (Note 19)	(43,890)	(38,405)
Total Ensign Group, Inc. stockholders' equity	686,259	590,935
Non-controlling interest	15,547	11,405
Total equity	701,806	602,340
Total liabilities and equity	$2,359,549	$1,181,958
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$600,507	$514,364	$1,725,372	$1,502,884
Expense
Cost of services	477,805	413,723	1,364,807	1,200,098
Return of unclaimed class action settlement (Note 18)	—	—	—	(1,664)
Rent—cost of services (Note 17)	37,728	34,851	110,574	103,173
General and administrative expense	31,710	24,601	95,295	72,091
Depreciation and amortization	14,319	11,902	40,101	35,145
Total expenses	561,562	485,077	1,610,777	1,408,843
Income from operations	38,945	29,287	114,595	94,041
Other income (expense):
Interest expense	(3,900)	(3,989)	(11,513)	(11,471)
Interest income	736	467	1,883	1,477
Other expense, net	(3,164)	(3,522)	(9,630)	(9,994)
Income before provision for income taxes	35,781	25,765	104,965	84,047
Provision for income taxes	7,953	5,415	20,605	18,078
Net income	27,828	20,350	84,360	65,969
Less: net income/(loss) attributable to noncontrolling interests	669	(511)	1,220	(35)
Net income attributable to The Ensign Group, Inc.	$27,159	$20,861	$83,140	$66,004
Net income per share attributable to The Ensign Group, Inc.:
Basic	$0.50	$0.40	$1.55	$1.27
Diluted	$0.48	$0.38	$1.48	$1.22
Weighted average common shares outstanding:
Basic	53,941	52,139	53,470	51,870
Diluted	56,364	54,632	56,054	54,176
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
	Shares	Amount			Shares	Amount		Total

	(In thousands)
Balance - January 1, 2019	52,584	$55	$284,384	$344,901	1,932	$(38,405)	$11,405	$602,340
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	371	—	5,616	—	—	—	—	5,616
Dividends declared ($0.0475 per share)	—	—	—	(2,543)	—	—	—	(2,543)
Employee stock award compensation	—	—	2,612	—	—	—	—	2,612
Noncontrolling interest attributable to subsidiary equity plan (Note 16)	—	—	—	(317)	—	—	658	341
Cumulative effect of accounting change, net of tax	—	—	—	9,030	—	—	—	9,030
Net income attributable to noncontrolling interest	—	—	—	—	—	—	235	235
Net income attributable to the Ensign Group, Inc.	—	—	—	27,372	—	—	—	27,372
Balance - March 31, 2019	52,955	$55	$292,612	$378,443	1,932	$(38,405)	$12,298	$645,003
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	326	—	3,213	—	—	—	—	3,213
Shares of common stock used to satisfy tax withholding obligations	(9)	—	—	—	9	(485)	—	(485)
Dividends declared ($0.0475 per share)	—	—	—	(2,559)	—	—	—	(2,559)
Employee stock award compensation	—	—	3,066	—	—	—	—	3,066
Noncontrolling interest attributable to subsidiary equity plan (Note 16)	—	—	—	(2,497)	—	—	2,733	236
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(92)	(92)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	316	316
Net income attributable to the Ensign Group, Inc.	—	—	—	28,609	—	—	—	28,609
Balance - June 30, 2019	53,272	$55	$298,891	$401,996	1,941	$(38,890)	$15,255	$677,307
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	200	—	1,828	—	—	—	—	1,828
Repurchase of common stock (Note 19)	(105)	—	—	—	105	(5,000)	—	(5,000)
Dividends declared ($0.0475 per share)	—	—	—	(2,564)	—	—	—	(2,564)
Employee stock award compensation	—	—	2,961	—	—	—	—	2,961
Repurchase of common stock attributable to subsidiary equity plan (Note 16)	—	—	—	—	—	—	(394)	(394)
Noncontrolling interest attributable to subsidiary equity plan (Note 16)	—	—	—	(177)	—	—	194	17
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(177)	(177)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	669	669
Net income attributable to the Ensign Group, Inc.	—	—	—	27,159	—	—	—	27,159
Balance - September 30, 2019	53,367	$55	$303,680	$426,414	2,046	$(43,890)	$15,547	$701,806

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
	Shares	Amount			Shares	Amount		Total

	(In thousands)
Balance - January 1, 2018	51,360	$53	$266,058	$264,691	1,932	$(38,405)	$7,662	$500,059
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	404	1	2,919	—	—	—	—	2,920
Dividends declared ($0.0450 per share)	—	—	—	(2,346)	—	—	—	(2,346)
Employee stock award compensation	—	—	1,971	—	—	—	—	1,971
Noncontrolling interest attributable to subsidiary equity plan (Note 16)	—	—	—	(79)	—	—	417	338
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(292)	(292)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	161	161
Net income attributable to the Ensign Group, Inc.	—	—	—	23,132	—	—	—	23,132
Balance - March 31, 2018	51,764	$54	$270,948	$285,398	1,932	$(38,405)	$7,948	$525,943
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	269	—	1,857	—	—	—	—	1,857
Dividends declared ($0.0450 per share)	—	—	—	(2,367)	—	—	—	(2,367)
Employee stock award compensation	—	—	2,177	—	—	—	—	2,177
Noncontrolling interest attributable to subsidiary equity plan (Note 16)	—	—	—	(1,885)	—	—	2,228	343
Net income attributable to noncontrolling interest	—	—	—	—	—	—	315	315
Net income attributable to the Ensign Group, Inc.	—	—	—	22,011	—	—	—	22,011
Balance - June 30, 2018	52,033	$54	$274,982	$303,157	1,932	$(38,405)	$10,491	$550,279
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	215	—	1,358	—	—	—	—	1,358
Dividends declared ($0.0450 per share)	—	—	—	(2,377)	—	—	—	(2,377)
Employee stock award compensation	—	—	2,462	—	—	—	—	2,462
Noncontrolling interest attributable to subsidiary equity plan (Note 16)	—	—	—	(193)	—	—	541	348
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(44)	(44)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(511)	(511)
Net income attributable to the Ensign Group, Inc.	—	—	—	20,861	—	—	—	20,861
Balance - September 30, 2018	52,248	$54	$278,802	$321,448	$1,932	$(38,405)	$10,477	$572,376

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$84,360	$65,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,101	35,145
Impairment of long-lived assets and goodwill (Note 9)	1,471	4,513
Amortization of deferred financing fees	876	882
Amortization of deferred gain on sale-leaseback (Note 17)	—	(493)
Non-cash leasing arrangement (Note 17)	309	—
Deferred income taxes	—	710
Provision for doubtful accounts	1,454	2,101
Share-based compensation	9,233	7,639
Cash received from insurance proceeds related to replacement properties and business interruptions	804	1,783
Gains on insurance claims and disposal of assets	(2,977)	(1,097)
Income tax refund	—	11,000
Change in operating assets and liabilities
Accounts receivable	(34,173)	3,479
Prepaid income taxes	4,181	1,938
Prepaid expenses and other assets	3,697	238
Insurance subsidiary deposits	—	(399)
Operating lease obligations	(3,632)	—
Accounts payable	(4,217)	2,031
Accrued wages and related liabilities	16,285	8,540
Other accrued liabilities	12,872	9,092
Accrued self-insurance liabilities	4,686	4,025
Other long-term liability	2,263	181
Net cash provided by operating activities	137,593	157,277
Cash flows from investing activities:
Purchase of property and equipment	(54,983)	(37,632)
Cash payments for business acquisitions (Note 8)	(25,213)	(1,625)
Cash payments for asset acquisitions (Note 8)	(75,326)	(57,859)
Escrow deposits	(50)	(660)
Escrow deposits used to fund acquisitions	7,271	228
Cash proceeds from the sale of assets and insurance proceeds	7,835	2,971
Investments and change in other assets	(8,922)	(692)
Net cash used in investing activities	(149,388)	(95,269)
Cash flows from financing activities:
Proceeds from revolving credit facility and other debt (Note 15)	895,000	600,000
Payments on revolving credit facility and other debt (Note 15)	(863,494)	(657,427)
Issuance of common stock upon exercise of options	7,376	6,135
Repurchase of shares of common stock to satisfy tax withholding obligations	(485)	—
Proceeds from sale of subsidiary shares (Note 16)	2,293	1,972
Repurchase of shares of common stock and subsidiary shares (Note 16)	(7,687)	(1,972)
Dividends paid	(7,626)	(7,042)
Non-controlling interest distribution	(269)	(336)
Payments of deferred financing costs	—	(18)
Net cash provided by/(used in) financing activities	25,108	(58,688)
Net increase in cash and cash equivalents	13,313	3,320
Cash and cash equivalents beginning of period	31,083	42,337
Cash and cash equivalents end of period	$44,396	$45,657
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,446	$11,625
Income taxes	$16,358	$15,563
Lease liabilities	$111,391	$—
Non-cash financing and investing activity:
Accrued capital expenditures	$3,500	$3,800
Accrued dividends declared	$2,564	$2,377
Note receivable from sale of ancillary business	$—	$129
Right-of-use assets obtained in exchange for new operating lease obligation	$52,606	$—
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, shares and options in thousands, except per share data)
(Unaudited)

1. DESCRIPTION OF BUSINESS

The Company - The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company, through its operating subsidiaries, is a provider of health care services across the post-acute care continuum. As of September 30, 2019, the Company operated 259 facilities, 63 home health, hospice and home care agencies and other ancillary operations located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Massachusetts, Nebraska, Nevada, Oklahoma, Oregon, South Carolina, Texas, Utah, Washington, Wisconsin and Wyoming. The Company's operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, senior living, home health, hospice, home care and other ancillary services. The Company's operating subsidiaries have a collective capacity of approximately 21,100 operational skilled nursing beds and 6,000 senior living units. As of September 30, 2019, the Company owned 81 of its 259 affiliated facilities and leased an additional 178 facilities through long-term lease arrangements and had options to purchase 11 of those 178 facilities. As of December 31, 2018, the Company owned 72 of its 244 affiliated facilities and leased an additional 172 facilities through long-term lease arrangements and had options to purchase 12 of those 172 facilities.
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

Spin-Off Transaction — On October 1, 2019, the Company completed the previously announced separation of its transitional and skilled nursing services, home health and hospice operations and substantially all of its senior living operations into two separate, publicly traded companies. See Note 2, Spin-Off of Subsidiaries.

Other Information — The accompanying condensed consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 (collectively, the Interim Financial Statements) are unaudited. Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2018 which are included in the Company’s annual report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

2. SPIN-OFF OF SUBSIDIARIES

On October 1, 2019, the Company completed the previously announced separation of its transitional and skilled nursing services, home health and hospice operations and substantially all of its senior living operations into two separate, publicly traded companies:

•
Ensign, which includes skilled nursing and assisted living services, physical, occupational and speech therapies and other rehabilitative and healthcare services at 211 healthcare facilities and campuses, post-acute-related new business ventures and real estate investments; and

•	The Pennant Group, Inc. (Pennant), which is a holding company of operating subsidiaries that provide home health, hospice and senior living services.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company completed the separation into two publicly traded companies through a tax-free distribution of all of the outstanding shares of common stock of Pennant to Ensign stockholders on a pro rata basis (the Spin-Off). Ensign stockholders received one share of Pennant common stock for every two shares of Ensign common stock held at the close of business on September 20, 2019, the record date for the Spin-Off. The number of shares of Ensign common stock each stockholder owns and the related proportionate interest in Ensign did not change as a result of the Spin-Off. Each Ensign stockholder received only whole shares of Pennant common stock in the distribution, as well as cash in lieu of any fractional shares. The Spin-Off was effective from and after October 1, 2019, with shares of Pennant common stock distributed on October 1, 2019. Pennant is listed on the NASDAQ Global Select Market (NASDAQ) and trades under the ticker symbol “PNTG.”
The accompanying unaudited, interim Consolidated Financial Statements include the historical results of Ensign, as the Spin-off did not take place until October 1, 2019, after the September 30 reporting period in this Quarterly Report. Immediately after the Spin-Off, Ensign will no longer consolidate its home health and hospice operations and substantially all of its senior living operations into its financial results. Beginning in the fourth quarter of 2019, Pennant's historical financial results for periods prior to October 1, 2019 will be reflected in the Company's consolidated financial statements as discontinued operations. Prior to October 1, 2019, Ensign operated under three stand-alone reporting segments. In future filings, the Company will operate under one reporting segment. As a result of the Spin-Off, the accompanying unaudited, interim Consolidated Financial Statements are not indicative of the Company’s future financial position, results of operations or cash flows.

In connection with the Spin-Off, Pennant's operations consist of 63 home health, hospice and home care agencies and 52 senior living communities as of October 1, 2019. Ensign affiliates retained ownership of all the real estate, which includes 29 of the 52 senior living operations that were contributed to Pennant. These assets are leased to Pennant on a triple-net basis. Pennant affiliates are responsible for all costs at the properties, including property taxes, insurance and maintenance and repair costs. Annual rental income generated from the leases with Pennant is approximately $12,000. Pennant's remaining 23 senior living operations are leasing the underlying real estate from unrelated third parties.

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

Prior to the Spin-Off, the Company entered into a Separation and Distribution Agreement with Pennant, setting forth the mechanics of the Spin-Off, certain organizational matters and other ongoing obligations of the Company and Pennant. The Company and Pennant or their respective subsidiaries, as applicable, also entered into a number of other agreements to govern the relationship between the Company and Pennant after the Spin-Off. Effective October 1, 2019, the following agreements were entered into:

•
Master Separation Agreement - The master separation agreement contains the key provisions relating to the separation of Pennant’s home health and hospice operations and substantially all of its senior living operations from Ensign, and other provisions that govern the relationship between Ensign and Pennant after the Spin-Off.

•
Transition Services Agreement - Ensign will provide Pennant with certain services, and Pennant will provide Ensign with certain services, for a two year period, subject to extension upon the agreement of the parties, following the distribution to help ensure an orderly transition. The services that are under the transition services agreement may include certain finance, information technology, human resources, employee benefits and other services.

•
Tax Matters Agreement - The tax matters agreement will govern the respective rights, responsibilities and obligations of Ensign and Pennant after the Spin-Off with respect to tax liabilities and benefits, tax attributes, tax returns, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns.

•
Employee Matters Agreement - The employee matters agreement addresses the allocation of employees between Ensign and Pennant, as well as the allocation of related qualified defined contribution plans, employee health and welfare benefit plans, incentive plans, equity-based awards and other employment, compensation and benefits-related matters.

•
Lease Agreement - Ensign affiliates retained ownership of the real estate at 29 senior living operations that were contributed to Pennant. All of these properties are leased to Pennant on a triple-net basis, where as the Pennant affiliates are responsible for all costs at the properties, including property taxes, insurance and maintenance and repair costs. The initial terms range between 14 to 16 years.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Spin-Off, Pennant granted awards to employees and directors of Ensign immediately prior to the consummation of the spin-off in recognition of their performance in assisting with the spin-off transaction. In connection with the Spin-Off, the awards of equity of Pennant subsidiaries granted to certain individuals were exchanged for Pennant common stock prior to the distribution. As the Spin-off did not take place until October 1, 2019, after the most recent period reported in this Quarterly Report, all the share counts, options and restricted stock awards are not reflective of the conversion for the Spin-Off. Beginning in the fourth quarter of 2019, Ensign's shares outstanding, options and restricted stock awards will be reflective of the conversion, including the non-controlling interest of a subsidiary of the Company (Subsidiary Equity Plan) for common stock of Pennant and the impact of the options and restricted stock awards to Pennant employees in diluted shares outstanding.

The Company incurred expenses in connection with the completed Spin-Off transaction of $3,261 and $7,908 for the three and nine months ended September 30, 2019, respectively. The Company will continue to incur additional Spin-Off transaction expenses in the fourth quarter of 2019.

On October 1, 2019, in connection with the Spin-Off, the Company entered into the third amendment to the current amended credit facility with a revolving line of credit of up to $350,000 in aggregate principal. See Note 15, Debt. In addition, the Company amended the Master Leases with CareTrust and other third party lease agreements in connection with the Spin-Off. The net impact of the lease termination and modification of lease agreements is a reduction in ROU and lease liabilities of approximately $35,000. See Note 17, Leases.

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
The condensed consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's relationship with variable interest entities was not material during the three and nine months ended September 30, 2019 and 2018.
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
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and recorded an impairment charge of $1,471 during the three and nine months ended September 30, 2019. The Company recorded an impairment charge of $860 during the nine months ended September 30, 2018. There were no impairment charges during the three months ended September 30, 2018.

Leases and Leasehold Improvements - The Company leases skilled nursing facilities, senior living facilities and commercial office space. On January 1, 2019, the Company adopted Accounting Standards Codification Topic 842, Leases (ASC 842), electing the transition method that allows it to apply the standard as of the adoption date and record a cumulative adjustment in retained earnings. The Company determines if an arrangement is a lease at the inception of each lease. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating or finance lease. Operating leases are included in right-of-use assets, current lease liabilities and long-term lease liabilities on the Company's condensed consolidated balance sheet. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of future lease payments. The Company estimates this rate based on prevailing financial market conditions, comparable company and credit analysis, and management judgment. The Company records rent expense for operating leases on a straight-line basis over the term of the lease. The lease term used for straight-line rent expense is calculated from the date the Company is given control of the leased premises through the end of the lease term. Renewals are not assumed in the determination of the lease term unless they are deemed to be reasonably assured at the inception of the lease. The lease term used for this evaluation also provides the basis for establishing depreciable lives for buildings subject to lease and leasehold improvements.

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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual test for impairment during the fourth quarter of each year. Management evaluated its goodwill and intangible assets during the third quarter of 2018, due to changes in circumstances and the Company recorded an impairment charge of $3,653 to goodwill and intangible assets during the three and nine months ended September 30, 2018. The Company did not identify any goodwill or intangible assets impairment during the three and nine months ended September 30, 2019. See further discussion at Note 11, Goodwill and Other Indefinite-Lived Intangible Assets.
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
The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. Accrued general liability and professional malpractice liabilities on an undiscounted basis, net of anticipated insurance recoveries, were $46,915 and $42,635 as of September 30, 2019 and December 31, 2018, respectively.
 The Company’s operating subsidiaries are self-insured for workers’ compensation in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual specific excess insurance coverage that insures individual claims that exceed $500 per occurrence. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 per occurrence. The Company’s operating subsidiaries in all other states, with the exception of Washington and Wyoming, are under a loss sensitive plan that insures individual claims that exceed $350 per occurrence. In Washington and Wyoming, the operating subsidiaries' coverage is financed through premiums paid by the employers and employees. The claims and benefit payments are managed through a state insurance pool. Outside of California, Texas, Washington and Wyoming, the Company has purchased insurance coverage that insures individual claims that exceed $350 per accident. In all states except Washington and Wyoming, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $24,583 and $24,624 as of September 30, 2019 and December 31, 2018, respectively.
In addition, the Company has recorded an asset and equal liability of $7,899 and $6,969 at September 30, 2019 and December 31, 2018, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis. See Note 12, Restricted and Other Assets.
The Company self-funds medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $300 for each covered person with an additional one-time aggregate individual stop loss deductible of $75. Beginning 2016, the Company's policy does not include the additional one-time aggregate individual stop loss deductible of $75. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $6,268 and $5,823 as of September 30, 2019 and December 31, 2018, respectively.

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

Recent Accounting Standards Adopted by the Company

In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates, which aligns the guidance in various SEC sections of the FASB ASC with the requirements of certain already effective SEC final rules. ASU 2019-07 is effective immediately during the company's third quarter of fiscal 2019 and did not have a material impact on the company's consolidated financial statements and related disclosures.

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

Prior to the adoption of ASC 842, the Company recognized revenue related to its senior living residency agreements in accordance with the provisions of ASC 840, Leases (ASC 840).  Subsequent to the adoption of ASU 2016-02, Leases, lessors are required to separately recognize and measure the lease component of a contract with a customer utilizing the provisions of ASC 842 and the non-lease components utilizing the provisions of ASC 606, Revenue from Contracts with Customers (ASC 606). To separately account for the components, the transaction price is allocated among the components based upon the estimated stand alone selling prices of the components. Additionally, certain components of a contract which were previously included within the lease element recognized in accordance with ASC 840 prior to the adoption of ASU 2016-02 (such as common area maintenance services, other basic services, and executory costs) are recognized as non-lease components subject to the provisions of ASC 606 subsequent to the adoption of ASU 2016-02. Entities are required to recognize a cumulative effect adjustment to beginning retained earnings as of the initial application date of ASU 2016-02 for changes to amounts recognized for these certain components for the transition from ASC 840 to ASC 606. However, entities are permitted to elect the practical expedient under ASU 2018-11, Leases, allowing lessors to not separate non-lease components from the associated lease components when certain criteria are met. Entities that elect to utilize the lease/non-lease component combination practical expedient under ASU 2018-11 upon initial application of ASC 842 are required to apply the practical expedient to all new and existing transactions within a class of underlying assets that qualify for the expedient as of the initial application date with a cumulative effect adjustment to beginning retained earnings as of the initial application date for any changes recognized related to existing transactions.

Upon adoption of ASU 2016-02 and ASU 2018-11, the Company elected the lessor practical expedient within ASU 2018-11.  The Company recognizes revenue under these resident agreements based upon the predominant component, either the lease or non-lease component, of the contracts rather than allocating the consideration and separately accounting for it under ASC 842 and ASC 606. The Company has concluded that the non-lease components of the agreements with respect to its senior living communities are the predominant component of the contract, therefore, the Company recognizes revenue for these residents agreements under ASC 606. The timing and pattern of revenue recognition is substantially the same as that prior to the adoption of these standards.

In June 2018, the FASB issued ASU 2018-07, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of ASC 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that ASC 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606, Revenue from Contracts with Customers. The Company adopted this guidance effective January 1, 2019. The adoption of this guidance did not have a material impact on its consolidated financial statements and related disclosures.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Revenue from the Medicare and Medicaid programs accounted for 68.3% and 68.1% the Company's revenue for the three and nine months ended September 30, 2019, respectively and 68.6% and 68.2% for the three and nine months ended September 30, 2018, respectively. Settlement with Medicare and Medicaid payors for retroactive adjustments due to audits and reviews are considered variable consideration and are included in the determination of the estimated transaction price. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity. Consistent with healthcare industry practices, any changes to these revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded adjustments to revenue which were not material to the Company's consolidated revenue or Interim Financial Statements for the three and nine months ended September 30, 2019 and 2018.

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

The Company has elected the lessor practical expedient within ASC 842, Leases ("ASC 842") and recognizes, measures, presents, and discloses the revenue for services under the Company's senior living residency agreements based upon the predominant component, either the lease or nonlease component, of the contracts. The Company has determined that the services included under the Company’s senior living residency agreements have the same timing and pattern of transfer. The Company recognizes revenue under ASC 606, for its senior residency agreements for which it has estimated that the nonlease components of such residency agreements are the predominant component of the contract.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Revenue for the three and nine months ended September 30, 2019 and 2018 is summarized in the following tables:

	Three Months Ended September 30,
	2019		2018
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$218,725	36.4%	$188,486	36.6%
Medicare	157,046	26.2	133,554	26.0
Medicaid — skilled	34,080	5.7	30,684	6.0
Total Medicaid and Medicare	409,851	68.3	352,724	68.6
Managed care	96,095	16.0	80,196	15.6
Private and other(1)	94,561	15.7	81,444	15.8
Revenue	$600,507	100.0%	$514,364	100.0%

(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the three months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019		2018
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$620,539	36.0%	$529,280	35.2%
Medicare	457,953	26.5	409,681	27.3
Medicaid — skilled	96,323	5.6	86,024	5.7
Total Medicaid and Medicare	1,174,815	68.1	1,024,985	68.2
Managed care	279,633	16.2	244,062	16.2
Private and other(1)	270,924	15.7	233,837	15.6
Revenue	$1,725,372	100.0%	$1,502,884	100.0%

(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the nine months ended September 30, 2019 and 2018.
Balance Sheet Impact
Included in the Company’s condensed consolidated balance sheet are contract assets, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company had no material contract liabilities as of September 30, 2019 and December 31, 2018, or activity during the three and nine months ended September 30, 2019 and 2018.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts receivable as of September 30, 2019 and December 31, 2018 is summarized in the following table:

	September 30, 2019	December 31, 2018
Medicaid	$131,763	$117,984
Managed care	62,003	54,682
Medicare	57,704	50,994
Private and other payors	60,330	55,325
	311,800	278,985
Less: allowance for doubtful accounts	(3,707)	(2,886)
Accounts receivable, net	$308,093	$276,099

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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$27,828	$20,350	$84,360	$65,969
Less: net income/(loss) attributable to noncontrolling interests	669	(511)	1,220	(35)
Net income attributable to The Ensign Group, Inc.	$27,159	$20,861	$83,140	$66,004

Denominator:
Weighted average shares outstanding for basic net income per share	53,941	52,139	53,470	51,870
Basic net income per common share attributable to The Ensign Group, Inc.	$0.50	$0.40	$1.55	$1.27

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$27,828	$20,350	$84,360	$65,969
Less: net income/(loss) attributable to noncontrolling interests	669	(511)	1,220	(35)
Net income attributable to The Ensign Group, Inc.	$27,159	$20,861	$83,140	$66,004

Denominator:
Weighted average common shares outstanding	53,941	52,139	53,470	51,870
Plus: incremental shares from assumed conversion (1)	2,423	2,493	2,584	2,306
Adjusted weighted average common shares outstanding	56,364	54,632	56,054	54,176
Diluted net income per common share attributable to The Ensign Group, Inc.	$0.48	$0.38	$1.48	$1.22

(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 421 and 143 for the three and nine months ended September 30, 2019, respectively, and 244 and 163 for the three and nine months ended September 30, 2018, respectively.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$44,396	$—	$—	$31,083	$—	$—

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

Debt Security Investments - Held to Maturity

At September 30, 2019 and December 31, 2018, the Company had approximately $47,587 and $44,850, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value based on Level 1 inputs. The Company has the intent and ability to hold these debt securities to maturity. Further, as of September 30, 2019, the debt security investments were held in AA, A and BBB rated debt securities.

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

As of September 30, 2019, transitional and skilled services included 175 wholly-owned affiliated skilled nursing operations and 27 campuses that provide skilled nursing and rehabilitative care services and senior living services. The Company provided room and board and social services through 57 wholly-owned affiliated senior living operations and 27 campuses as mentioned above. Home health, hospice and home care services were provided to patients through 63 affiliated agencies. As of September 30, 2019, the Company held majority membership interests in other ancillary operations, which operating results are included in the "all other" category.

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

Segment revenues by major payor source were as follows:

	Three Months Ended September 30, 2019
	Transitional and Skilled Services	Senior Living Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$202,665	$10,904	$5,156	$—		$218,725	36.4%
Medicare	119,633	—	37,413	—		157,046	26.2
Medicaid-skilled	34,080	—	—	—		34,080	5.7
Subtotal	356,378	10,904	42,569	—		409,851	68.3
Managed care	88,542	—	7,553	—		96,095	16.0
Private and other	41,053	32,892	5,049	15,567	(1)	94,561	15.7
Total revenue	$485,973	$43,796	$55,171	$15,567		$600,507	100.0%

(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the three months ended September 30, 2019.

	Three Months Ended September 30, 2018
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2019
	Transitional and Skilled Services	Senior Living Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$576,504	$31,039	$12,996	$—		$620,539	36.0%
Medicare	355,141	—	102,812	—		457,953	26.5
Medicaid-skilled	96,323	—	—	—		96,323	5.6
Subtotal	1,027,968	31,039	115,808	—		1,174,815	68.1
Managed care	258,205	—	21,428	—		279,633	16.2
Private and other	118,296	95,497	14,260	42,871	(1)	270,924	15.7
Total revenue	$1,404,469	$126,536	$151,496	$42,871		$1,725,372	100.0%

(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the nine months ended September 30, 2019.

	Nine Months Ended September 30, 2018
	Transitional and Skilled Services	Senior Living Services	Home Health and Hospice Services	All Other		Total Revenue	Revenue %
Medicaid	$494,104	$26,225	$8,951	$—		$529,280	35.2%
Medicare	323,696	—	85,985	—		409,681	27.3
Medicaid-skilled	86,024	—	—	—		86,024	5.7
Subtotal	903,824	26,225	94,936	—		1,024,985	68.2
Managed care	225,865	—	18,197	—		244,062	16.2
Private and other	107,609	85,110	11,711	29,407	(1)	233,837	15.6
Total revenue	$1,237,298	$111,335	$124,844	$29,407		$1,502,884	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the nine months ended September 30, 2018.

The following table sets forth selected financial data consolidated by business segment:

	Three Months Ended September 30, 2019
	Transitional and Skilled Services(4)	Senior Living Services(4)	Home Health and Hospice Services	All Other(3)	Elimination	Total
Revenue from external customers	$485,973	$43,796	$55,171	$15,567	$—	$600,507
Intersegment revenue(1)	998	—	—	2,389	(3,387)	—
Total revenue	$486,971	$43,796	$55,171	$17,956	$(3,387)	$600,507
Segment income (loss)(2)	$56,838	$2,815	$8,424	$(29,132)	$—	$38,945
Interest expense, net of interest income						$(3,164)
Income before provision for income taxes						$35,781
Depreciation and amortization	$9,331	$2,127	$317	$2,544	$—	$14,319

(1) Intersegment revenue represents services provided at the Company's operating subsidiaries between the Company's business lines.
(2) Segment income (loss) includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, senior living services and home health and hospice services segments. Home health and hospice services segment income also excludes intercompany expenses for services provided at transitional and skilled operations of $998. Including these expenses, home health and hospice services segment income would be $7,426. Transitional and skilled services, senior living services and home health and hospice services segment income excludes intercompany expenses for services provided by the business lines that are included in the "All Other" category of $2,389.
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
(2) Segment income (loss) includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, senior living services and home health and hospice services segments. Home health and hospice services segment income also excludes intercompany expenses for services provided at transitional and skilled operations of $857.  Including these expenses, home health and hospice services segment income would be $6,440. Transitional and skilled services, senior living services and home health and hospice services segment income excludes intercompany expenses for services provided by the business lines that are included in the "All Other" category of $851.
(3) General and administrative expense is included in the "All Other" category.
(4) The Company's campuses represent facilities that offer both skilled nursing and senior living services. Revenue and expenses related to skilled nursing and senior living services have been allocated and recorded in the respective reportable segment.

	Nine Months Ended September 30, 2019
	Transitional and Skilled Services(4)	Senior Living Services(4)	Home Health and Hospice Services	All Other(3)	Elimination	Total
Revenue from external customers	$1,404,469	$126,536	$151,496	$42,871	$—	$1,725,372
Intersegment revenue(1)	2,493	—	—	6,250	(8,743)	—
Total revenue	$1,406,962	$126,536	$151,496	$49,121	$(8,743)	$1,725,372
Segment income (loss)(2)	$172,254	$12,674	$22,598	$(92,931)	$—	$114,595
Interest expense, net of interest income						$(9,630)
Income before provision for income taxes						$104,965
Depreciation and amortization	$26,883	$6,046	$897	$6,275	$—	$40,101

(1) Intersegment revenue represents services provided at the Company's operating subsidiaries between the Company's business lines.
(2) Segment income (loss) includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, senior living services and home health and hospice services segments. Home health and hospice services segment income also excludes intercompany expenses for services provided at transitional and skilled operations of $2,493. Including these expenses, home health and hospice services segment income would be $20,105. Transitional and skilled services, senior living services and home health and hospice services segment income excludes intercompany expenses for services provided by the business lines which are included in the "All Other" category of $6,250.
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
(2) Segment income (loss) includes depreciation and amortization expense and excludes general and administrative expense and interest expense for transitional and skilled services, senior living services and home health and hospice services segments. Home health and hospice services segment income also excludes intercompany expenses for services provided at transitional and skilled operations of $2,191.  Including these expenses, home health and hospice services segment income would be $17,432. Transitional and skilled services, senior living services and home health and hospice services segment income excludes intercompany expenses for services provided by the business lines that are included in the "All Other" category of $3,045.
(3) General and administrative expense is included in the "All Other" category.
(4) The Company's campuses represent facilities that offer both skilled nursing and senior living services. Revenue and expenses related to skilled nursing and senior living services have been allocated and recorded in the respective reportable segment.
The Company's senior living services segment income for the three and nine months ended September 30, 2019 included an impairment charge to long-lived assets of $1,471. In addition, during the first quarter of 2019, the Company completed the sale of one of its senior living operations for an aggregate sale price of $1,838. The sale transaction does not meet the criteria of discontinued operations as it does not represent a strategic shift that has, or will have, a major effect on the Company's operations and financial results.

8. ACQUISITIONS
The Company's subsidiaries' acquisition focus is to purchase or lease operations that are complementary to the current affiliated operations, accretive to the business or otherwise advance the Company's strategy. The results of all operating subsidiaries are included in the accompanying Interim Financial Statements subsequent to the date of acquisition. Acquisitions are accounted for using the acquisition method of accounting. The Company's affiliated operations also enter into long-term leases that may include options to purchase the facilities. As a result, from time to time, the affiliated operations will acquire facilities that have been operating under third-party leases.
During the nine months ended September 30, 2019, the Company expanded its operations through a combination of long-term leases and real estate purchases, with the addition of eleven stand-alone skilled nursing operations, two stand-alone senior living operations, three campus operations, two home health agencies, five hospice agencies and two home care agencies. The addition of these operations added a total of 1,454 operational skilled nursing beds and 455 operational senior living units to be operated by the Company's affiliated operating subsidiaries. For the acquisitions through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company also invested in new ancillary services that are complementary to its existing businesses. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction. In addition, the Company acquired real estate for $10,735. The aggregate purchase price for these acquisitions during the nine months ended September 30, 2019 was $101,463.
The fair value of assets for 18 of the acquisitions was concentrated in property and equipment and as such, these transactions were classified as asset acquisitions. The purchase price for the 18 asset acquisitions was $75,326, which mainly consisted of building and improvements of $48,383 and land of $23,940. The fair value of assets for the remaining ten acquisitions was concentrated in goodwill and as such, these transactions were classified as business acquisitions. The purchase price for the ten business combinations was $26,137, which mainly consisted of goodwill and indefinite-lived intangible assets of $24,218. The Company also entered into a note payable with the seller of $924, which was subsequently paid off in the second quarter of 2019 and included in the payments on revolving credit facility and other debt line item in the condensed consolidated statement of cash

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flow. As of the date of this filing, the preliminary allocation of the purchase price for the acquisitions in the third quarter was not finalized as necessary valuation information was not yet available.
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
The fair value of assets for nine of the acquisitions was concentrated in property and equipment and as such, these transactions were classified as asset acquisitions. The fair value of assets for the remaining two acquisitions was concentrated in goodwill and as such, these transactions were classified as business acquisitions. The purchase price for the two business combinations was $1,625, mainly consisted of goodwill and indefinite-lived intangible assets of $1,609.
The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return. The operating subsidiaries acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operating subsidiaries, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operating subsidiaries. The businesses acquired during the nine months ended September 30, 2019 were not material acquisitions to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These acquisitions have been included in the September 30, 2019 condensed consolidated balance sheets of the Company, and the operating results have been included in the condensed consolidated statements of operations of the Company since the dates the Company gained effective control.

Subsequent to September 30, 2019, the Company expanded its operations through a long-term lease, with the addition of one stand-alone independent living operation. The Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The addition of this operations added a total of 58 operational senior living units to be operated by the Company's operating subsidiary. The Company entered into a separate operations transfer agreement with the prior operator as part of the transaction.

9. PROPERTY AND EQUIPMENT— Net
Property and equipment, net consist of the following:

	September 30, 2019	December 31, 2018
Land	$81,303	$60,420
Buildings and improvements	471,221	411,096
Equipment	228,368	202,346
Furniture and fixtures	5,911	5,079
Leasehold improvements	130,921	112,935
Construction in progress	8,056	9,729
	925,780	801,605
Less: accumulated depreciation	(217,556)	(182,731)
Property and equipment, net	$708,224	$618,874

During the third quarter of 2019, the Company completed the sale of real estate for $5,300 and recognized a gain of $2,861 related to the transaction. In addition, management evaluated its long-lived assets and recorded an impairment charge of $1,471 during the nine months ended September 30, 2019.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See also Note 8, Acquisitions for information on acquisitions during the nine months ended September 30, 2019 and 2018.

10. INTANGIBLE ASSETS — Net

	Weighted Average Life (Years)	September 30, 2019			December 31, 2018
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Lease acquisition costs	1.7	$360	$(294)	66	$843	$(251)	$592
Favorable leases	2.1	534	(382)	152	35,650	(8,724)	26,926
Assembled occupancy	0.4	3,261	(3,166)	95	2,936	(2,870)	66
Facility trade name	30.0	733	(336)	397	733	(317)	416
Customer relationships	16.7	5,110	(2,279)	2,831	4,670	(1,670)	3,000
Total		$9,998	$(6,457)	$3,541	$44,832	$(13,832)	$31,000

During the three and nine months ended September 30, 2019, amortization expense was $865 and $2,770, of which $495 and $1,485, respectively, was related to the amortization of right-of-use assets. Amortization expense was $761 and $2,067 for the three and nine months ended September 30, 2018, respectively. Favorable leases and lease acquisition costs of $26,939 were reclassed to right-of-use assets as of January 1, 2019, as a part of the adoption of ASC 842. See Note 17, Leases.
Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2019 (remainder)	$279
2020	345
2021	249
2022	249
2023	237
2024	234
Thereafter	1,948
$3,541

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

The Company anticipates that the majority of total goodwill recognized will be fully deductible for tax purposes as of September 30, 2019. See further discussion of goodwill acquired at Note 8, Acquisitions.

The following table represents activity in goodwill by segment as of and for the nine months ended September 30, 2019:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Goodwill
	Transitional and Skilled Services	Senior Living Services	Home Health and Hospice Services	All Other	Total
January 1, 2019	$45,486	$3,958	$27,250	$3,783	$80,477
Additions	—	—	10,341	5,381	15,722
September 30, 2019	$45,486	$3,958	$37,591	$9,164	$96,199

The Company recorded an impairment charge to goodwill and intangible assets of $3,653 for the three and nine months ended September 30, 2018 on one of its ancillary operations, which mainly consists of $3,513 of goodwill impairment. Management determined that the improvements in operations and related forecasted cash flows were slower than anticipated at the time of acquisition, resulting in the impairment to goodwill. The Company did not record any impairment charge to goodwill and other intangible assets during the three and nine months ended September 30, 2019. See further discussion of goodwill acquired at Note 8, Acquisitions.

Other indefinite-lived intangible assets consists of the following:

	September 30, 2019	December 31, 2018
Trade name	$1,244	$1,217
Medicare and Medicaid licenses	34,854	26,385
	$36,098	$27,602
As of the date of this filing, the preliminary allocation of the purchase price for the acquisitions in the third quarter, mentioned in Note 8, Acquisitions, was not finalized as necessary valuation information was not yet available. The final allocation could have an impact on the allocation of goodwill and indefinite-lived intangible assets related to these acquisitions.
12. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

	September 30, 2019	December 31, 2018
Debt issuance costs, net	$1,214	$1,892
Long-term insurance losses recoverable asset	7,899	6,969
Deposits with landlords	4,580	8,694
Capital improvement reserves with landlords and lenders	3,599	3,196
Note receivable from sale of ancillary business	59	93
Restricted and other assets	$17,351	$20,844

Included in restricted and other assets as of September 30, 2019 and December 31, 2018 are anticipated insurance recoveries related to the Company's workers' compensation, general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB. Prepaid rent of $5,220, previously included in deposits with landlords above, were reclassed to right-of-use assets as of January 1, 2019, as part of the adoption of ASC 842. See Note 17, Leases.

13. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2019	December 31, 2018
Quality assurance fee	$5,889	$5,375
Refunds payable	29,747	25,118
Resident advances	10,155	8,495
Cash held in trust for patients	2,975	2,824
Resident deposits	8,080	6,665
Dividends payable	2,564	2,525
Property taxes	11,085	9,426
Other	13,755	9,356
Other accrued liabilities	$84,250	$69,784

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

14. INCOME TAXES

The Company recorded income tax expense of $20,605 and $18,078 during the nine months ended September 30, 2019 and 2018, respectively, or 19.6% of earnings before income taxes for the nine months ended September 30, 2019, compared to 21.5% for the nine months ended September 30, 2018. The effective tax rate for both nine month periods includes excess tax benefits from stock-based compensation which were offset by non-deductible expenses including non-deductible compensation. Moreover, in the three months ended September 30, 2019, California Internal Revenue Code conforms to portions of the Tax Cuts and Job Act increasing the Company's state tax rate.

The Company is not currently under examination by any major income tax jurisdiction. During 2019, the statutes of limitations will lapse on the Company's 2015 Federal tax year and certain 2014 and 2015 state tax years. The Company does not believe the Federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the nine months ended September 30, 2019 and 2018.

The Company implemented ASC 842 as described in the Summary of Significant Accounting Policies. The new lease standard reduced net deferred assets by $3,044, which is reflected in retained earnings as day one accounting change adjustment.

15. DEBT
Long-term debt consists of the following:

	September 30, 2019	December 31, 2018
Term loan with SunTrust	$107,500	$113,125
Revolving credit facility with SunTrust	50,000	10,000
Mortgage loans and promissory note	121,010	122,955
	278,510	246,080
Less: current maturities	(10,177)	(10,105)
Less: debt issuance costs	(2,641)	(2,840)
	$265,692	$233,135

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Facility with a Lending Consortium Arranged by SunTrust
The Company maintains a credit facility with a lending consortium arranged by SunTrust Bank, Inc. ("SunTrust") (as amended to date, the Credit Facility). The Company originally entered into the Credit Facility in an aggregate principal amount of $150,000 in May 2014. Under the Credit Facility, the Company could seek to obtain incremental revolving or term loans in an aggregate amount not to exceed $75,000.

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

The Credit Facility is guaranteed, jointly and severally, by certain of the Company’s wholly owned subsidiaries, and is secured by a pledge of stock of the Company's material operating subsidiaries as well as a first lien on substantially all of its personal property. The credit facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum Consolidated Total Net Debt to consolidated EBITDA ratio (which shall be increased to 3.50:1.00 for the first fiscal quarter and the immediate following three fiscal quarters), and a minimum interest/rent coverage ratio (which cannot be below 1.50:1.00). The majority of lenders can require that the Company and its operating subsidiaries mortgage certain of its real property assets to secure the Amended Credit Facility if an event of default occurs, the Consolidated Total Net Debt to consolidated EBITDA ratio is above 2.75:1.00 for two consecutive fiscal quarters, or its liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the Consolidated Total Net Debt to consolidated EBITDA ratio is below 2.75:1.00 for two consecutive fiscal quarters, or its liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of September 30, 2019, the Company's operating subsidiaries had $157,500 outstanding under the Credit Facility. The outstanding balance on the term loan was $107,500, of which $7,500 is classified as short-term and the remaining $100,000 is classified as long-term. The outstanding balance on the revolving Credit Facility was $50,000, which is classified as long-term. The Company was in compliance with all loan covenants as of September 30, 2019.

On October 1, 2019, in connection with the Spin-Off, the Company entered into the third amendment to the current amended credit facility (Third Amended and Restated Credit Facility), with a revolving line of credit of up to $350,000 in aggregate principal. The maturity date of the Third Amended and Restated Credit Facility is October 1, 2024. Borrowings are supported by a lending consortium arranged by SunTrust. In connection with the amendment, the Company also terminated the term loan under the current amended credit facility, which had an aggregate outstanding principal amount of $107,500, plus accrued and unpaid interest on September 30, 2019. The interest rates applicable to loans under the credit facility are, at the Company's option, equal to either a base rate plus a margin ranging from 0.50% to 1.50% per annum or LIBOR plus a margin range from 1.50% to 2.50% per annum, based on the Consolidated Total Net Debt to Consolidated EBITDA ratio (as defined in the agreement). In addition, the Company will pay a commitment fee on the unused portion of the commitments that will range from 0.25% to 0.45% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio.

As of October 28, 2019, there was approximately $150,000 outstanding under the Credit Facility.

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
As of September 30, 2019, the Company's operating subsidiaries had $121,010 outstanding under the mortgage loans and note, of which $2,677 is classified as short-term and the remaining $118,333 is classified as long-term. The Company was in compliance with all loan covenants as of September 30, 2019.
Based on Level 2, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

Off-Balance Sheet Arrangements

As of September 30, 2019, the Company had approximately $5,342 on the Credit Facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

16. OPTIONS AND AWARDS
Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2019 and 2018 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
Stock Options
2017 Omnibus Incentive Plan - The Company has one active stock incentive plan, the 2017 Omnibus Incentive Plan (the 2017 Plan). The 2017 Plan provides for the issuance of 6,881 shares of common stock. The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 2.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). Granted non-employee director options vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other options generally vest over 5 years at 20% per year on the anniversary of the grant date. Options expire 10 years from the date of grant. At September 30, 2019, there were 3,638 unissued shares of common stock available for issuance under this plan.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all share-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Company granted 553 options and 252 restricted stock awards from the 2017 Plan during the nine months ended September 30, 2019.
The Company used the following assumptions for stock options granted during the three months ended September 30, 2019 and 2018:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2019	154	1.5%	6.2 years	34.0%	0.4%
2018	101	2.8%	6.3 years	32.0%	0.5%

The Company used the following assumptions for stock options granted during the nine months ended September 30, 2019 and 2018:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2019	553	2.0%	6.2 years	33.9%	0.4%
2018	496	2.7%	6.2 years	32.0%	0.5%

For the nine months ended September 30, 2019 and 2018, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2019	553	$53.05	$18.89
2018	496	$33.61	$11.64

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended September 30, 2019 and 2018 and therefore, the intrinsic value was $0 at the date of grant.

The following table represents the employee stock option activity during the nine months ended September 30, 2019:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2019	4,188	$17.35	2,431	$12.37
Granted	553	53.05
Forfeited	(46)	31.26
Exercised	(687)	10.74
September 30, 2019	4,008	$23.24	2,364	$14.52

The following summary information reflects stock options outstanding, vested and related details as of September 30, 2019:

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Stock Options Outstanding						Stock Options Vested

				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2009	$4.06	-	$4.56	33	$67	0	33
2010	4.77	-	4.96	38	93	1	38
2011	5.90	-	7.99	73	249	2	73
2012	6.56	-	7.96	198	729	3	198
2013	7.98	-	11.49	322	1,552	4	322
2014	10.55	-	18.94	1,000	5,687	5	992
2015	21.47	-	25.24	422	3,838	6	302
2016	18.79	-	19.89	368	2,563	7	189
2017	18.64	-	22.90	412	2,876	8	130
2018	26.53	-	38.59	595	7,194	9	87
2019	$51.43	-	$53.99	547	10,332	10	—
Total				4,008	$35,180		2,364

Restricted Stock Awards
The Company granted 58 and 252 restricted stock awards during the three and nine months ended September 30, 2019, respectively. The Company granted 42 and 316 restricted stock awards during the three and nine months ended September 30, 2018, respectively. All awards were granted at an issued price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the nine months ended September 30, 2019 and 2018 ranged from $41.68 to $57.39 and $23.61 to $38.59 respectively. The fair value per share includes quarterly stock awards to non-employee directors.
A summary of the status of the Company's non-vested restricted stock awards as of September 30, 2019 and changes during the nine months ended September 30, 2019 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2019	573	$29.31
Granted	252	52.13
Vested	(210)	36.74
Forfeited	(11)	34.91
Nonvested at September 30, 2019	604	$36.14

During the three and nine months ended September 30, 2019, the Company granted 6 and 20 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards ranged from $41.68 to $57.39 based on the market price on the grant date.

Share-based compensation expense recognized for the Company's equity incentive plans for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Share-based compensation expense related to stock options	$1,291	$1,213	$4,113	$3,721
Share-based compensation expense related to restricted stock awards	1,347	968	3,544	2,220
Share-based compensation expense related to stock options and restricted stock awards to non-employee directors	323	281	982	668
Total	$2,961	$2,462	$8,639	$6,609

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In future periods, the Company expects to recognize approximately $18,941 and $19,984 in share-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of September 30, 2019. Future share-based compensation expense will be recognized over 3.9 weighted average years for both unvested options and restricted stock awards. There were 1,644 unvested and outstanding options at September 30, 2019, of which 1,540 are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest at September 30, 2019 was 6.1 years.

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of September 30, 2019 and December 31, 2018 is as follows:

Options	September 30, 2019	December 31, 2018
Outstanding	$100,008	$89,806
Vested	77,801	64,222
Expected to vest	19,521	22,963
Exercisable	27,851	27,646

The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options.
Equity Instrument Denominated in the Shares of a Subsidiary
On May 26, 2016, the Company granted stock options and restricted stock awards in the Subsidiary Equity Plan to employees and management of the subsidiary. The Company did not grant any new restricted shares during the nine months ended September 30, 2019 and 2018. These awards generally vest over a period of three to five years, or upon the occurrence of certain prescribed events. During both the nine months ended September 30, 2019 and 2018, 976 restricted stock awards vested.
The Company granted 221 stock options during the nine months ended September 30, 2018. The Company did not grant any new stock options during the nine months ended September 30, 2019. The value of the stock options and restricted stock awards is tied to the value of the common stock of the subsidiary. The awards can be put to the Company at various prescribed dates, which in no event is earlier than six months after vesting of the restricted awards or exercise of the stock options. The Company can also call the awards, generally upon employee termination.
The grant-date fair value of the awards is recognized as compensation expense over the relevant vesting periods, with a corresponding adjustment to noncontrolling interests. The grant values were determined based on an independent valuation of the subsidiary shares. For the three and nine months ended September 30, 2019, the Company expensed $17 and $594, respectively, in share-based compensation related to the Subsidiary Equity Plan. For the three and nine months ended September 30, 2018, the Company expensed $348 and $1,030, respectively, in share-based compensation related to the Subsidiary Equity Plan. The reduction in expense for the third quarter is related to the vesting completion for certain restricted shares, which vested over a period of three years.
The aggregate number of the Company's common shares that would be required to settle these awards at current estimated fair values, including vested and unvested awards, at September 30, 2019 and 2018 is 485 and 222, respectively.
During the nine months ended September 30, 2019 and 2018, the Company repurchased 534 and 865 shares of common stock, respectively, under the Subsidiary Equity Plan for $2,687 and $1,972, respectively. The Company subsequently sold the shares and received net proceeds of $2,293 and $1,972, respectively during the nine months ended September 30, 2019 and 2018. The Company repurchased 65 shares of common stock under the Subsidiary Equity Plan for a total of $394 during the three months ended September 30, 2019.
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
Commencing the third year, the rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $15,250 and $45,146 for the three and nine months ended September 30, 2019, respectively, and $14,778 and $43,734 for the three and nine months ended September 30, 2018, respectively.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is not aware of any defaults as of September 30, 2019.
The Company also leases certain affiliated operations and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company has entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $37,925 and $111,106 for the three and nine months ended September 30, 2019, respectively, and $35,028 and $103,668 for the three and nine months ended September 30, 2018, respectively.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance at December 31, 2018	Adjustments due to new lease guidance	January 1, 2019	Balance at September 30, 2019
Total assets(1)	$1,181,958	$1,015,937	$2,197,895	$2,359,549
Total liabilities(2)	579,618	1,006,907	1,586,525	1,657,743
Total equity	602,340	9,030	611,370	701,806
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

The components of operating lease expense(1), are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Rent - cost of services(2)	$37,728	$34,851	$110,574	$103,173
General and administrative expense	197	177	532	495
Depreciation and amortization(3)	495	495	1,485	1,485
	$38,420	$35,523	$112,591	$105,153
(1) Operating lease expenses include variable lease costs of $4,438 and $12,113 during the three and nine months ended September 30, 2019, respectively. In addition, short-term leases are included in operating leases, which are immaterial.
(2) Rent- cost of services includes the amortization of deferred rent of $138 and $309 for the three and nine months ended September 30, 2019, respectively.
(3) Depreciation and amortization is related to the amortization of favorable and direct lease costs.

Future minimum lease payments for all leases as of September 30, 2019 are as follows:

Year	Amount
2019 (remainder)	$36,720
2020	146,498
2021	145,662
2022	143,787
2023	141,954
2024	141,927
Thereafter	902,903
Total lease payments	1,659,451
Less: present value adjustment	(624,138)
Present value of total lease liabilities	1,035,313
Less: current lease liabilities	(60,817)
Long-term operating lease liabilities	$974,496

Future minimum lease payments for all leases as of December 31, 2018 were as follows:

Year	Amount
2019	$142,497
2020	141,536
2021	140,524
2022	139,018
2023	137,349
Thereafter	967,027
Total lease payments	$1,667,951

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of September 30, 2019, the weighted average remaining lease term is 12 years and the weighted average discount rate used to determine the operating lease liability is 8.66%.

On October 1, 2019, in connection with the Spin-Off, the Company amended the Master Leases with CareTrust and other third party lease agreements. These amendments terminate the leases related to the operations that transferred to Pennant and modified the rental payments and lease terms of the operations that remained with Ensign. In accordance with Topic 842, Leases, the amended lease agreements are considered to be modified and subject to lease modification guidance. The right-of-use (ROU) asset and lease liabilities related to these agreements will be remeasured based on the change in the lease conditions such as rent payment and lease terms. The incremental borrowing rate will also be adjusted to mirror the revised lease terms which become effective at the date of the modification, which is the date of the Spin-Off. The net impact of the lease termination, for the 23 leases that will be transferred to Pennant and modification of lease agreements, is a reduction in ROU asset and lease liabilities of approximately $35,000, effective October 1, 2019. We will also guarantee leases of Pennant based on the underlying terms of the leases.

In connection with the Spin-Off, Ensign affiliates retained ownership of the real estate at 29 senior living operations that were contributed to Pennant. All of these properties are leased to Pennant on a triple-net basis, where as the Pennant affiliates are responsible for all costs at the properties including (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The initial terms range between 14 to 16 years. Annual rental income generated from the leases with Pennant is approximately $12,000.

18. COMMITMENTS AND CONTINGENCIES
Regulatory Matters — Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. Included in these laws and regulations is the Health Insurance Portability and Accountability Act of 1996 (HIPAA), which requires healthcare providers (among other things) to safeguard the privacy and security of certain health information. In late December of 2016, the Company learned of a potential issue at one of its independent operating entities in Arizona which involved the limited and inadvertent disclosure of certain confidential information. The issue has been internally investigated, addressed and disclosed as is required by law. This matter was resolved in the second quarter of 2019. The Company believes that it is presently in compliance in all material respects with applicable HIPAA laws and regulations.
Cost-Containment Measures — Both government and private pay sources have instituted cost-containment measures designed to limit payments made to providers of healthcare services, and there can be no assurance that future measures designed to limit payments made to providers will not adversely affect the Company.
Indemnities — From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which the Company may be required to indemnify property owners or prior facility operators for post-transfer environmental or other liabilities and other claims arising from the Company’s use of the applicable premises, (ii) operations transfer agreements, in which the Company agrees to indemnify past operators of facilities the Company acquires against certain liabilities arising from the transfer of the operation and/or the operation thereof after the transfer to the Company's independent operating subsidiary, (iii) certain lending agreements, under which the Company may be required to indemnify the lender against various claims and liabilities, and (iv) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationships. The terms of such obligations vary by contract and, in most instances, do not expressly state or include a specific or maximum dollar amount. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, because no claims have been asserted, no liabilities have been recorded for these obligations on the Company’s condensed consolidated balance sheets for any of the periods presented.

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. Department of Justice Civil Investigative Demand - On May 31, 2018, the Company received a Civil Investigative Demand (CID) from the U.S. Department of Justice stating that it is investigating whether there has been a violation of the False Claims Act and/or the Anti-Kickback Statute with respect to the relationships between certain of the Company’s independently operated skilled nursing facilities and persons who served as medical directors, advisory board participants or other potential referral sources. The CID covered the period from October 3, 2013 to the present, and was limited in scope to ten of the Company’s Southern California independent operating entities. In October 2018, the Department of Justice made an additional request for information covering the period of January 1, 2011 to the present, relating to the same topic. As a general matter, the Company’s independent operating entities maintain policies and procedures to promote compliance with the False Claims Act, the Anti-Kickback Statute, and other applicable regulatory requirements. The Company is fully cooperating with the U.S. Department of Justice to promptly respond to the requests for information. However, the Company cannot predict when the investigation will be resolved, the outcome of the investigation, or its potential impact on the Company.
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
Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and the Company's independent operating subsidiaries are routinely subjected to varying types of claims. One particular type of suit arises from alleged violations of minimum staffing requirements for skilled nursing facilities in those states which have enacted such requirements. The alleged failure to meet these requirements can, among other things, jeopardize a facility's compliance with the requirements of participation under certain state and federal healthcare programs; it may also subject the facility to a deficiency, a citation, a civil money penalty, or litigation. These class-action “staffing” suits have the potential to result in large jury verdicts and settlements. The Company expects the plaintiffs' bar to continue to be aggressive in their pursuit of these staffing and similar claims.
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
The Company and its independent operating subsidiaries have been, and continue to be, subject to claims and legal actions that arise in the ordinary course of business, including potential claims related to patient care and treatment, as well as employment related claims. A significant increase in the number of these claims, or an increase in the amounts owing should plaintiffs be

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

successful in their prosecution of these claims, could materially adversely affect the Company’s business, financial condition, results of operations and cash flows.
In August of 2011, the Company was named as a Defendant in a class action litigation alleging violations of state and federal wage and hour law. In January of 2017, the Company participated in an initial mediation session with plaintiffs' counsel. As a result of this discussion and due to (i) the fact no class had been certified (ii) the lack of specificity as to legal theories articulated by the plaintiffs (iii) the nature of the remedies sought and (iv) the lack of any basis upon which to compute estimated compensatory and/or exemplary damages, the Company could not predict what the outcome of the pending class action lawsuit would be, what the timing of the ultimate resolution of this lawsuit would be, or an estimate and/or range of possible loss related to it.
In March of 2017, the Company was invited to engage in further settlement discussions to determine whether a resolution of the case was possible in advance of a decision on class certification. In April of 2017, the Company reached an agreement in principle to settle the subject class action litigation, without any admission of liability and subject to approval by the California Superior Court.  Based upon the change in case status, the Company recorded an accrual for estimated probable losses of $11,000, exclusive of legal fees, in the first quarter of 2017. The Company funded the settlement amount of $11,000 in December of 2017, and the funds were distributed to participating class members in the first quarter of 2018. The Company received back $1,664 related to unclaimed class settlement funds remaining after completion of the settlement process, and the recoveries were recorded in the first quarter of 2018.

Other claims and suits continue to be filed against the Company, its independent operating entities, and other post-acute care providers. In addition, professional negligence claims have been filed and will likely continue to be filed against the Company's independent operating entities by residents or responsible parties.

The Company cannot predict or provide any assurance as to the possible outcome of any inquiry, investigation or litigation. If any litigation were to proceed through trial, and the Company and its independent operating subsidiaries are subjected to, alleged to be liable for, or agree to a settlement of, claims or obligations under Federal Medicare statutes, the Federal False Claims Act, or similar State and Federal statutes and related regulations, or if the Company or its independent operating subsidiaries are alleged or found to be liable on theories of general or professional negligence, the Company's business, financial condition and results of operations and cash flows could be materially and adversely affected and its stock price could be adversely impacted. Among other things, any settlement or litigation could involve the payment of substantial sums to settle any alleged civil violations, and may also include the assumption of specific procedural and financial obligations by the Company or its subsidiaries going forward under a corporate integrity agreement and/or other such arrangements.
Medicare Revenue Recoupments — The Company's independent operating entities are subject to regulatory reviews relating to Medicare services, billings and potential overpayments as a result of Recovery Audit Contractors (RAC), Zone Program Integrity Contractors (ZPIC), Program Safeguard Contractors (PSC), Unified Program Integrity Contractors (UPIC), Supplemental Medical Review Contractors (SMRC) and Medicaid Integrity Contractors (MIC) programs (collectively referred to as Reviews). As of September 30, 2019, 13 of the Company's independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process, both pre- and post-payment. The Company anticipates that these Reviews will increase in frequency in the future. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. As of September 30, 2019, the Company's independent operating subsidiaries have responded to the requests and the related claims are currently under review, on appeal or in a dispute resolution process.
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

THE ENSIGN GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the first quarter of 2019, the Company received notice from the OIG that the Company’s five-year CIA with the OIG had been completed. Upon receipt of the Company’s fifth and final annual report, the OIG confirmed that the term of the CIA is concluded.

Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 60.8% and 60.6% of its total accounts receivable as of September 30, 2019 and December 31, 2018, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 68.3% and 68.1% of the Company's revenue for the three and nine months ended September 30, 2019, respectively, and 68.6% and 68.2% of the Company's revenue for the three and nine months ended September 30, 2018, respectively.

Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of October 28, 2019, the Company had approximately $686 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

19. COMMON STOCK REPURCHASE PROGRAM
As approved by the Board of Directors on August 26, 2019, the Company entered into a stock repurchase program pursuant to which the Company may repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months. Under this program, the Company is authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. The stock repurchase program will expire on August 31, 2020. During the third quarter of 2019, the Company repurchased 105 shares of its common stock for a total of $5,000. Subsequent to September 30, 2019, the Company repurchased 33 shares of its common stock for a total of $1,406.

As approved by the Board of Directors on April 3, 2018, the Company entered into a stock repurchase program pursuant to which the Company was authorized to repurchase up to $30,000 of its common stock under the program for a period of approximately 11 months. Under this program, the Company was authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. The stock repurchase program expired on February 20, 2019. The Company did not purchase any shares pursuant to this stock repurchase program.

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
This Report contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which include, but are not limited to, the Company’s expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, plans and objectives of management and the completed spin-off transaction. Forward-looking statements can often be identified by words such as

“anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” contained in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report, and are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law. As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, “we,” “our” and “us” refer to The Ensign Group, Inc. and its consolidated subsidiaries. All of our affiliated operations, the Service Center and the Captive are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. The use of “we,” “us,” “our” and similar verbiage in this quarterly report is not meant to imply that any of our affiliated operations, the Service Center or the Captive are operated by the same entity. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and related notes included in the Quarterly Report.
Overview
We are a provider of health care services across the post-acute care continuum, as well as other ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Massachusetts, Nebraska, Nevada, Oklahoma, Oregon, South Carolina, Texas, Utah, Washington, Wisconsin and Wyoming. Our operating subsidiaries, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, senior living, home health, hospice, home care and other ancillary services. As of September 30, 2019, we offered skilled nursing, senior living and rehabilitative care services through 259 skilled nursing and senior living facilities. Of the 259 facilities, we owned 81 and operated an additional 178 facilities under long-term lease arrangements, and have options to purchase 11 of those 178 facilities. Our home health and hospice business provides home health, hospice and home care services from 63 agencies across thirteen states.

The following table summarizes our affiliated facilities and operational skilled nursing beds and senior living units by ownership status as of September 30, 2019:

	Owned	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total
Number of facilities	81	11	167	259
Percentage of total	31.3%	4.2%	64.5%	100.0%
Operational skilled nursing beds	5,008	1,058	15,014	21,080
Percentage of total	23.8%	5.0%	71.2%	100.0%
Senior living units	2,684	142	3,196	6,022
Percentage of total	44.6%	2.3%	53.1%	100.0%
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
Recent Activities

Spin-Off of Subsidiaries — On October 1, 2019, we completed the previously announced separation of our transitional and skilled nursing services, home health and hospice operations and substantially all of our senior living operations into two separate, publicly traded companies:

•
Ensign, which includes skilled nursing and assisted living services, physical, occupational and speech therapies and other rehabilitative and healthcare services at 211 healthcare facilities and campuses, post-acute-related new business ventures and real estate investments; and

•	The Pennant Group, Inc. (Pennant), which is a holding company of operating subsidiaries that provide home health, hospice and senior living services.
We completed the separation into two publicly traded companies through a tax-free distribution of all of the outstanding shares of common stock of Pennant to Ensign stockholders on a pro rata basis (the Spin-Off). Ensign stockholders received one share of Pennant common stock for every two shares of Ensign common stock held at the close of business on September 20, 2019, the record date for the Spin-Off. The number of shares of Ensign common stock each stockholder owns and the related proportionate interest in Ensign did not change as a result of the Spin-Off. Each Ensign stockholder received only whole shares of Pennant common stock in the distribution, as well as cash in lieu of any fractional shares. The Spin-Off was effective from and after October 1, 2019, with shares of Pennant common stock distributed on October 1, 2019. Pennant is listed on the NASDAQ Global Select Market (NASDAQ) and trades under the ticker symbol “PNTG.”

In connection with the Spin-Off, Pennant's operations consist of 63 home health, hospice and home care agencies and 52 senior living communities as of October 1, 2019. Ensign affiliates retained ownership of all the real estate, which includes 29 of the 52 senior living operations that were contributed to Pennant. These assets are leased to Pennant on a triple-net basis. Pennant affiliates are responsible for all costs at the properties, including property taxes, insurance and maintenance and repair costs. Annual rental income generated from the leases with Pennant is approximately $12.0 million. Pennant's remaining 23 senior living operations are leasing the underlying real estate from unrelated third parties.

As part of the Spin-Off, we amended the Master Leases with CareTrust and other third party lease agreements. These amendment terminates the leases related to the operations that transferred to Pennant and modified the rental payments and lease terms of the operations that remained with Ensign. The net impact of the lease termination and modification of the senior living properties is a reduction in annual rent expense of $23.0 million.

On October 1, 2019, in connection with the Spin-Off, we entered into the third amendment to the current amended credit facility (Third Amended and Restated Credit Facility), with a revolving line of credit of up to $350.0 million in aggregate principal. The maturity date of the Third Amended and Restated Credit Facility is October 1, 2024. Borrowings are supported by a lending consortium arranged by SunTrust. In connection with the amendment, we also terminated the term loan under the current amended credit facility, which had an aggregate outstanding principal amount of $107.5 million, plus accrued and unpaid interest through September 30, 2019. The interest rates applicable to loans under the credit facility are, at our option, equal to either a base rate plus a margin ranging from 0.50% to 1.50% per annum or LIBOR plus a margin range from 1.50% to 2.50% per annum, based on the Consolidated Total net Debt to Consolidated EBITDA ratio (as defined in the agreement). In addition, we will pay a commitment fee on the unused portion of the commitments that will range from 0.25% to 0.45% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio.

Ensign and Pennant also entered the Transition Services Agreement where we will be providing Pennant with certain services, and Pennant will provide Ensign with certain services, for a two year period, subject to extension upon the agreement of the parties, following the distribution to help ensure an orderly transition. The services that are under the transition services agreement may include certain finance, information technology, human resources,employee benefits and other services.

We incurred expenses in connection with the completed Spin-Off transaction of $3.3 million and $7.9 million for the three and nine months ended September 30, 2019, respectively. We will continue to incur additional Spin-Off transaction expenses in the fourth quarter of 2019.
The results of operations in this Quarterly Report include the historical results of Ensign, as the Spin-off did not take place until October 1, 2019. Immediately after the Spin-Off, we will no longer consolidate our home health and hospice operations and substantially all of our senior living operations into our financial results. Beginning in the fourth quarter of 2019, Pennant's historical financial results for periods prior to October 1, 2019 will be reflected in our consolidated financial statements as discontinued operations. Prior to October 1, 2019, we operated under three stand-alone reporting segments. In future filings,we will operate under one reporting segment. As a result of the Spin-Off, the accompanying results of operations are not indicative of our future financial position, results of operations or cash flows.

In connection with the Spin-Off, Pennant granted awards to employees and directors of Ensign immediately prior to the consummation of the spin-off in recognition of their performance in assisting with the spin-off transaction. In connection with the Spin-Off, the awards of equity of Pennant subsidiaries granted to certain individuals were exchanged for Pennant common stock prior to the distribution. As the Spin-off did not take place until October 1, 2019, after the most recent period reported in this

Quarterly Report, all the share counts, options and restricted stock awards are not reflective of the conversion for the Spin-Off. Beginning in the fourth quarter of 2019, our shares outstanding, options and restricted stock awards will be reflective of the conversion, including the non-controlling interest of a subsidiary of the Company (Subsidiary Equity Plan) for common stock of Pennant and the impact of the options and restricted stock awards to Pennant employees in diluted shares outstanding.
Common Stock Repurchase Program - As approved by the Board of Directors on August 26, 2019, the Company entered into a stock repurchase program pursuant to which the Company may repurchase up to $20.0 million of its common stock under the program for a period of approximately 12 months. During the third quarter of 2019, the Company repurchased 0.1 million shares of its common stock for a total of $5.0 million.
Closure of the corporate integrity agreement (the CIA): In the first quarter of 2019, we received notice from the Office of Inspector General (OIG) that our five-year CIA with the OIG has been completed.
Sale of operations and real estate- During the third quarter of 2019, we completed the sale of real estate for a sale price of $5.3 million. We recognized a gain of $2.9 million related to the sale. In addition, we completed the sale of one of our senior living operations for a sale price of $1.8 million in the first quarter of 2019.
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

Acquisition History

The following table sets forth the location of our facilities and the number of operational beds and units located at our facilities as of September 30, 2019:

	CA	TX	AZ	UT	CO	WA	ID	NE	IA	SC	WI	NV	KS	Total
Number of facilities
Skilled nursing operations	45	43	27	18	9	9	9	4	4	4	2	1	—	175
Senior living communities	7	11	6	1	5	1	2	1	—	—	19	4	—	57
Campuses(1)	3	6	3	1	1	—	2	2	2	—	—	—	7	27
Number of operational beds/units
Operational skilled nursing beds	4,774	5,867	3,905	2,009	782	841	904	413	368	424	100	92	601	21,080
Senior living units	826	1,028	1,428	106	620	98	195	301	31	—	758	385	246	6,022

(1) Campus represents a facility that offers both skilled nursing and senior living services.
As of September 30, 2019, we provided home health and hospice services through our 63 agencies in Arizona, California, Colorado, Idaho, Iowa, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming.
During the nine months ended September 30, 2019, we expanded our operations through a combination of long-term leases and real estate purchases, with the addition of eleven stand-alone skilled nursing operations, two stand-alone senior living operations, three campus operations, two home health agencies, five hospice agencies and two home care agencies. The addition of these operations added a total of 1,454 operational skilled nursing beds and 455 operational senior living units to be operated by our affiliated operating subsidiaries. For the acquisitions through long -term leases, we did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. We also invested in new ancillary services that are complementary to our existing businesses. We entered into a separate operations transfer agreement with the prior operator as part of each transaction. In addition, we acquired real estate for $10.7 million. The aggregate purchase price for these acquisitions during the nine months ended September 30, 2019 was $101.5 million.

Subsequent to September 30, 2019, we expanded our operations through a long-term lease, with the addition of one stand-alone independent living operation. We did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The addition of this operation added a total of 58 operational senior living units to be operated by our operating subsidiary. We entered into a separate operations transfer agreement with the prior operator as part of the transaction.
For further discussion of our acquisitions, see Note 8, Acquisitions in the Notes to Condensed Consolidated Financial Statements.
Key Performance Indicators
We manage the fiscal aspects of our business by monitoring key performance indicators that affect our financial performance. Revenue associated with these metrics is generated based on contractually agreed-upon amounts or rate, excluding the estimates of variable consideration under the revenue recognition standard, ASC 606. These indicators and their definitions include the following:
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

The following table summarizes our overall skilled mix and quality mix from our skilled nursing services for the periods indicated as a percentage of our total skilled nursing routine revenue and as a percentage of total skilled nursing patient days:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Skilled Mix:
Days	28.5%	28.3%	29.1%	29.9%
Revenue	47.8%	47.9%	48.7%	50.1%
Quality Mix:
Days	40.7%	40.8%	41.1%	42.1%
Revenue	56.3%	56.7%	57.2%	58.6%
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
The following table summarizes our overall occupancy statistics for skilled nursing operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Occupancy for transitional and skilled services:
Operational beds at end of period	21,080	19,290	21,080	19,290
Available patient days	1,921,608	1,767,979	5,549,222	5,194,825
Actual patient days	1,516,697	1,367,142	4,395,864	4,012,169
Occupancy percentage (based on operational beds)	78.9%	77.3%	79.2%	77.2%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Occupancy for senior living communities:
Occupancy percentage (units)	75.2%	76.0%	75.3%	75.6%
Average monthly revenue per unit	$2,907	$2,855	$2,917	$2,858

Home Health and Hospice

•	Average Medicare revenue per completed episode. The average amount of revenue for each completed 60-day episode generated from patients who are receiving care under Medicare reimbursement programs.

•	Average daily census. The average number of patients who are receiving hospice care as a percentage of total number of patient days.
The following table summarizes our overall home health and hospice statistics for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Home health services:
Average Medicare revenue per completed episode	$3,173	$3,001	$3,072	$2,968
Hospice services:
Average daily census	1,788	1,379	1,625	1,310
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

Prior to October 1, 2019, we operated under three stand-alone reporting segments. In future filings,we will operate under one reporting segment.

Revenue Sources
The following table sets forth our total revenue by payor source generated by each of our reportable segments and our "All Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three Months Ended September 30, 2019
	Transitional and Skilled Services	Senior Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$202,665	$10,904	$1,892	$3,264	$—		$218,725	36.4%
Medicare	119,633	—	11,983	25,430	—		157,046	26.2
Medicaid-skilled	34,080	—	—	—	—		34,080	5.7
Subtotal	356,378	10,904	13,875	28,694	—		409,851	68.3
Managed care	88,542	—	7,105	448	—		96,095	16.0
Private and other	41,053	32,892	5,003	46	15,567	(1)	94,561	15.7
Total revenue	$485,973	$43,796	$25,983	$29,188	$15,567		$600,507	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our other ancillary operations.

	Three Months Ended September 30, 2018
	Transitional and Skilled Services	Senior Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$176,009	$9,284	$1,137	$2,056	$—		$188,486	36.6%
Medicare	103,506	—	10,881	19,167	—		133,554	26.0
Medicaid-skilled	30,684	—	—	—	—		30,684	6.0
Subtotal	310,199	9,284	12,018	21,223	—		352,724	68.6
Managed care	73,897	—	5,976	323	—		80,196	15.6
Private and other	37,668	28,774	4,266	31	10,705	(1)	81,444	15.8
Total revenue	$421,764	$38,058	$22,260	$21,577	$10,705		$514,364	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our other ancillary operations.

	Nine Months Ended September 30, 2019
	Transitional and Skilled Services	Senior Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$576,504	$31,039	$4,845	$8,151	$—		$620,539	36.0%
Medicare	355,141	—	35,343	67,469	—		457,953	26.5
Medicaid-skilled	96,323	—	—	—	—		96,323	5.6
Subtotal	1,027,968	31,039	40,188	75,620	—		1,174,815	68.1
Managed care	258,205	—	20,290	1,138	—		279,633	16.2
Private and other	118,296	95,497	14,152	108	42,871	(1)	270,924	15.7
Total revenue	$1,404,469	$126,536	$74,630	$76,866	$42,871		$1,725,372	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our other ancillary operations.

	Nine Months Ended September 30, 2018
	Transitional and Skilled Services	Senior Living Services	Home Health and Hospice Services		All Other
			Home Health Services	Hospice Services			Total Revenue	Revenue %
Medicaid	$494,104	$26,225	$3,352	$5,599	$—		$529,280	35.2%
Medicare	323,696	—	31,234	54,751	—		409,681	27.3
Medicaid-skilled	86,024	—	—	—	—		86,024	5.7
Subtotal	903,824	26,225	34,586	60,350	—		1,024,985	68.2
Managed care	225,865	—	17,566	631	—		244,062	16.2
Private and other	107,609	85,110	11,613	98	29,407	(1)	233,837	15.6
Total revenue	$1,237,298	$111,335	$63,765	$61,079	$29,407		$1,502,884	100.0%
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

Home Health and Hospice Services
Home Health. As of September 30, 2019, we provided home health services in Arizona, California, Colorado, Idaho, Iowa, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. We derive the majority of our revenue from our home health business from Medicare and managed care. The home health prospective payment system provides home health agencies with payments for each 60-day episode of care for each beneficiary. Episodic payments are adjusted for differences between estimated and actual payment amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. If a beneficiary is still eligible for care after the end of the first episode, a second episode can begin. There are no limits to the number of episodes a beneficiary who remains eligible for the home health benefit can receive. While payment for each episode is adjusted to reflect the beneficiary’s health condition and needs, a special outlier provision exists to ensure appropriate payment for those beneficiaries that have the most expensive care needs. Episodic payments are also adjusted for certain variables including, but not limited to: (a) an outlier payment if the patient’s care was unusually costly; (b) a low utilization adjustment if the number of visits was fewer than five; (c) a partial payment if the patient transferred to another provider or transferred from another provider before completing the episode; (d) a payment adjustment based upon the level of covered therapy services; (e) the number of episodes of care provided to a patient, regardless of whether the same home health provider provided care for the entire series of episodes; (f) changes in the base episode payments established by the Medicare program; (g) adjustments to the base episode payments for case mix and geographic wages; and (h) recoveries of overpayments.
Hospice. As of September 30, 2019, we provided hospice care in Arizona, California, Colorado, Idaho, Iowa, Nevada, Oklahoma, Oregon, Texas, Utah, Washington, Wisconsin and Wyoming. We derive the majority of the revenue from our hospice business from Medicare reimbursement. The estimated payment rates are daily rates for each of the levels of care we deliver. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk. Additionally, as Medicare hospice revenue is subject to an inpatient cap and an overall payment cap, we monitor our provider numbers and estimate amounts due back to Medicare if we believe a cap has been exceeded.

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

Other

As of September 30, 2019, we held majority membership interests in our other ancillary operations. Payment for these services varies and is based upon the service provided. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk.
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

Other than the adoption of ASC 842, as discussed above, there have been no significant changes during the nine months ended September 30, 2019, to the items that we disclosed in our critical accounting policies and estimates in our Annual Report on Form 10-K, during the year ended December 31, 2018, filed with the SEC.
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
Effects of Changing Prices
Medicare reimbursement rates and procedures are subject to change from time to time, which could materially impact our revenue. Medicare reimburses our skilled nursing operations under a prospective payment system (PPS) for certain inpatient covered services. Under the PPS, facilities are paid a predetermined amount per patient, per day, based on the anticipated costs of treating patients. The amount to be paid is determined by classifying each patient into a resource utilization group (RUG) category that is based upon each patient’s acuity level. As of October 1, 2010, the RUG categories were expanded from 53 to 66 with the introduction of minimum data set (MDS) 3.0. Should future changes in skilled nursing facility payments reduce rates or increase the standards for reaching certain reimbursement levels, our Medicare revenues could be reduced and/or our costs to provide those services could increase, with a corresponding adverse impact on our financial condition or results of operations. On August 7, 2019, CMS issued a final rule for fiscal year 2020 that update the payment rates used under PPS to include a new case-mix model that focuses on the patient's condition and clinically relevant factors to determine reimbursement from Medicare called the Patient-Driven Payment Model (PDPM).
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

Accordingly, the CMS changes include updated thresholds for assigning stars for both the staffing and quality components of the system. CMS estimates the changes will cause 47 percent of all nursing centers to lose stars in their "Quality" ratings. In addition, 33 percent will lose stars in their "Staffing" ratings, and some 36 percent will lose stars in their "Overall" ratings. These changes to update the staffing and quality thresholds had a negative impact on our star rating in 2019.

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
A few highlights from the regulation include the following:

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
A 2016 Final Rule from CMS created a new regulatory requirement for long-term care facilities, 42 C.F.R. § 483.85, that mandates such facilities have in operation, by November 28, 2019, a compliance and ethics program that is “reasonably designed to be effective in preventing and detecting criminal, civil, and administrative violations under the Social Security Act and in promoting quality of care.”
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
The SNF PPS Rule is effective October 1, 2019. The SNF PPS Rule includes a new case-mix model that focuses on the patient’s condition and resulting care needs (clinically relevant factors), rather than on the volume of care provided, to determine reimbursement from Medicare. The case mix-model is called the Patient-Driven Payment Model (PDPM), which utilizes clinically relevant factors for determining Medicare payment by using ICD-10 diagnosis codes and other patient characteristics as the basis for patient classification. PDPM utilizes five case-mix adjusted payment components: physician therapy (PT), occupational therapy

(OT), speech language pathology (SLP), nursing and social services (nursing) and non-therapy ancillary services (NTA). It also uses a sixth non-case mix component to cover utilization of SNF resources that do not vary depending on resident characteristics.
PDPM replaces the existing case-mix classification methodology, Resource Utilization Groups, Version IV (RUG-IV). The structure of PDPM moves Medicare towards a more value-based, unified post-acute care payment system. For example, PDPM adjusts Medicare payments based on each aspect of a resident’s care, thereby more accurately addressing costs associated with medically complex patients. PDPM also removes therapy minutes as the basis for therapy payment. Finally, PDPM adjusts the SNF per diem payments to reflect varying costs throughout the stay, through the PT, OT and NTA components.
In addition, PDPM is intended to reduce paperwork requirements for performing patient assessments. Under the new SNF PPS PDPM system, the payment to skilled nursing facilities and nursing homes is based heavily on the patient’s condition rather than the specific services provided by each skilled nursing facility.

Subsequently, on August 7, 2019, CMS issued a final rule for fiscal year 2020 that updates the Medicare payment rates, the quality programs for skilled nursing facilities. Under the final rule, effective October 1, 2019, the aggregate payments to skilled nursing facilities increase by 2.4% for fiscal year 2020, compared to fiscal year 2019. This estimated increase is attributable to a 2.8% market basket increase factor, with a 0.4% point reduction for multifactor productivity adjustment. The final rule also updated the Skilled Nursing Facility Value-Based Purchasing Program (VBP), which took effect on October 1, 2018, to ensure that CMS publishes accurate performance information for SNFs with fewer than 25 eligible stays and a new 30-day deadline for Phase One Review and Corrections requests. In addition, for the SNF Quality Reporting Program (QRP), CMS finalizes, among other changes, two new quality measures to assess how health information is shared and adopt a number of standardized patient assessment data elements (SPADEs) that assess factors such as cognitive function and mental status, special services, and social determinants of health. CMS has not finalize its proposal to expand data collection for SNF QRP quality measures for all skilled nursing facility residents, regardless of their payer. Further, the final rule includes the change of the group therapy definition, which consists of treating two to six patients doing the same or similar activities.

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

VBP rewards skilled nursing facilities with incentive payments for the quality of care they give to people with Medicare. The final rule specifies the skilled nursing facility 30-day potentially preventable readmission measure, which assesses the facility-level risk standardized rate of unplanned, potentially preventable hospital readmissions for skilled nursing facility patients within 30 days of discharge from a prior admission to a hospital paid under the Inpatient Prospective Payment System, a critical access hospital, or a psychiatric hospital. There is also finalized additional policies related to the Value-Based Purchasing Program including: establishing performance standards; establishing baseline and performance periods; adopting a performance scoring methodology; and providing confidential feedback reports to the skilled nursing facilities. This SNF Value-Based Purchasing Program became effective on October 1, 2018.

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

Hospice
On August 6, 2019, CMS issued a final rule that updated the fiscal year 2020 hospice payment rates, wage index and cap amount, which takes effect on October 1, 2019. This rule also rebases the continuous home care, general inpatient care, and the inpatient respite care per diem payment rates in a budget-neutral manner to more accurately align Medicare payments with the costs of providing care. In addition, the election statement was modified to require an addendum that includes information aimed at increasing coverage transparency for patient under a hospice election. The final rule calls for a 2.6% increase in hospice payment rates for fiscal year 2020. This increase is based on the fiscal year 2020 hospital market basket increase of 3.0%, reduced by the multifactor productivity adjustment of 0.4%. The following updates were made: (i) per diem rates for routine home care (days 1-60) were decreased to $194.50; (ii) per diem rates for routine home care (days 61+) were decreased to $153.70; (iii) per diem rates for continuous home care were increased to $1,395.63; (iv) per diem rates for inpatient respite care were increased to $450.10 and (v) per diem rates for general inpatient care were increased to $1,021.25.  Finally, this rule includes changes to the Hospice Quality Reporting Program and updates the final hospice aggregate cap amount for the 2020 cap year to be $29,964.78 compared to $29,205.44 for the 2019 cap year.
On August 1, 2018, CMS issued its final rule outlining the fiscal year 2019 Medicare payment rates, wage index, and cap amount for hospices serving Medicare beneficiaries. Under the final rule, the hospice payment update is 1.8%, which reflects a market basket update of 2.9%, reduced 0.8% by a MFP adjustment, as well as another 0.3% reduction, which decreases are mandated by the ACA. Hospice payments is reduced by an additional 2.0%, for a net negative 0.2%, for hospices that do not submit the required quality data. The final rule also specifies that the hospice cap in future periods will be updated using the hospice payment update percentage rather than the consumer price index, thus it is anticipated there will be a 1.8% increase in aggregate cap payments made to hospices annually. The final rule also includes language that reflects the change in the Bipartisan Budget Act of 2018 which recognizes physician assistants as attending physicians for Medicare hospice beneficiaries, effective January 1, 2019. Physician assistants will be reimbursed at 85% of the fee schedule amount for their services as designated attending physicians. This change may positively impact reimbursement from Medicare as this may increase the number of episodes that can be reimbursed by Medicare in the aggregate by physicians, nurse practitioners and physician assistants. Additionally, the rule finalizes changes to the Hospice Quality Reporting Program (HQRP), also effective January 1, 2019, including changes to the data review and correction timeline for data submitted using the Hospice Item Set.

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

A second part to the Physician Fee Schedule Proposed Rule is that CMS established new therapy assistant claim modifiers that will be required starting in CY 2020. When a physical therapist assistant (PTA) or occupational therapy assistant (OTA) provides all or part of treatment on a given day, the Balance Budget Act requires a 15% therapist assistant payment reduction be applied to the claim for that day. While the modifiers will be required to be applied to the claims beginning in CY 2020, the 15% therapist assistant payment reduction will not be applied until CY 2022.

In CMS' proposed provision, when a therapist is furnishing care and requires the help of a therapy assistant as a “second set of hands” for safety or effectiveness purposes, for payment purposes, the therapist’s time is ignored, and this treatment time is instead attributed to the therapy assistant 15% payment discount policy. The proposed 15% cut to individual time-based 15-minute service units is completely and independently furnished by the therapist.

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

Results of Operations

The following table sets forth details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	100.0%	100.0%	100.0%	100.0%
Expense
Cost of services	79.6	80.4	79.1	79.8
Return of unclaimed class action settlement	—	—	—	(0.1)
Rent—cost of services	6.3	6.8	6.4	6.9
General and administrative expense	5.3	4.8	5.5	4.8
Depreciation and amortization	2.4	2.3	2.3	2.3
Total expenses	93.6	94.3	93.3	93.7
Income from operations	6.4	5.7	6.7	6.3
Other income (expense):
Interest expense	(0.6)	(0.8)	(0.7)	(0.8)
Interest income	0.1	0.1	0.1	0.1
Other expense, net	(0.5)	(0.7)	(0.6)	(0.7)
Income before provision for income taxes	5.9	5.0	6.1	5.6
Provision for income taxes	1.3	1.0	1.2	1.2
Net income	4.6	4.0	4.9	4.4
Less: net income/(loss) attributable to noncontrolling interests	0.1	(0.1)	0.1	—
Net income attributable to The Ensign Group, Inc.	4.5%	4.1%	4.8%	4.4%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In thousands)
Non-GAAP Financial Measures:
Performance Metrics
EBITDA	$52,595	$41,700	$153,476	$129,221
Adjusted EBITDA	58,484	48,388	172,013	141,342
Valuation Metric
Adjusted EBITDAR	$95,913		$282,096

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

Adjusted EBITDA

We adjust EBITDA when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance, in the case of Adjusted EBITDA. We believe that the presentation of Adjusted EBITDA, when combined with EBITDA and GAAP net income attributable to The Ensign Group, Inc., is beneficial to an investor’s complete understanding of our operating performance.

Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•	results related to closed operations and operations not at full capacity;

•	results related to start-up operations;

•	return of unclaimed class action settlement funds;

•	share-based compensation expense;

•	expenses incurred in connection with the completed spin-off transaction;

•	gain on sale and impairment charges on fixed assets;

•	impairment of intangible assets and goodwill;

•	acquisition related costs; and

•	business interruption recoveries.

VALUATION MEASURE:

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

The table below reconciles net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(In thousands)
Consolidated statements of income data:
Net income	$27,828	$20,350	$84,360	$65,969
Less: net income/(loss) attributable to noncontrolling interests	669	(511)	1,220	(35)
Add: Interest expense, net	3,164	3,522	9,630	9,994
Provision for income taxes	7,953	5,415	20,605	18,078
Depreciation and amortization	14,319	11,902	40,101	35,145
EBITDA	$52,595	$41,700	$153,476	$129,221

Results related to closed operations and operations not at full capacity(a)	555	139	1,182	464
Losses/(earnings) related to operations in the start-up phase(b)	59	(3,339)	377	(8,133)
Return of unclaimed class action settlement	—	—	—	(1,664)
Share-based compensation expense	2,978	2,811	9,233	7,639
Spin-Off transaction costs(c)	3,261	—	7,908	—
Acquisition related costs(d)	139	228	748	338
Gain on sale of/impairment charges to fixed assets(e)	(1,402)	—	(1,402)	—
Impairment of goodwill and intangible assets(f)	—	3,177	—	3,177
Business interruption recoveries(g)	—	—	—	(675)
Rent related to items above	299	3,672	491	10,975
Adjusted EBITDA	$58,484	$48,388	$172,013	$141,342
Rent—cost of services	37,728	34,851	110,574	103,173
Less: rent related to items above	(299)	(3,672)	(491)	(10,975)
Adjusted rent - cost of services	37,429	31,179	110,083	92,198
Adjusted EBITDAR	$95,913		$282,096

(a)	Results at closed operations and operations not at full capacity during the three and nine months ended September 30, 2019 and 2018.

(b)	Represents results related to facilities currently in the start up phase after construction was completed. This amount excludes rent, depreciation and interest expense.

(c)
Costs incurred in connection with the completed spin-off transaction of our home health and hospice operations and substantially all of our senior living operations to a newly formed publicly traded company.

(d)	Costs incurred to acquire operations which are not capitalizable.

(e)
Gain on sale of/impairment charges to fixed assets includes a gain recognized for the sale of land of $2.9 million, offset by impairment charges to fixed assets at two of our senior living operations of $1.5 million during the three and nine months ended September 30, 2019.

(f)
Impairment charges to goodwill and intangible assets for our other ancillary operations during the three and nine months ended September 30, 2018, excluding the impact of non-controlling interest of $0.5 million. Including the impact of noncontrolling interest, goodwill and intangible assets impairment is $3.7 million.

(g)	Business interruption recoveries related to insurance claims with respect to the California fires that occurred in the fourth quarter of 2017.

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Revenue

	Three Months Ended September 30,
	2019		2018
	$	%	$	%

	(Dollars in thousands)
Transitional and skilled services	$485,973	80.9%	$421,764	82.0%
Senior living services	43,796	7.3	38,058	7.4
Home health and hospice services:
Home health	25,983	4.3	22,260	4.3
Hospice	29,188	4.9	21,577	4.2
Total home health and hospice services	55,171	9.2	43,837	8.5
All other (1)	15,567	2.6	10,705	2.1
Total revenue	$600,507	100.0%	$514,364	100.0%
(1) Includes revenue from services generated in our other ancillary services.

Our consolidated revenue increased $86.1 million, or 16.7%. Our transitional and skilled services revenue increased by $64.2 million, or 15.2%, mainly due to the increase in patient days, revenue per patient day and the impact of acquisitions. Our senior living services revenue increased by $5.7 million, or 15.1%, mainly due to the impact of acquisitions, coupled with an increase in average monthly revenue per unit. Our home health and hospice services revenue increased by $11.3 million, or 25.9%, mainly due to increases in census in existing agencies and rate per episode combined with new acquisitions. Revenue from operations acquired on or subsequent to January 1, 2018 for all segments increased our consolidated revenue by $44.0 million during the three months ended September 30, 2019, when compared to the same period in 2018.

Transitional and Skilled Services

The following table presents the transitional and skilled services revenue and key performance metrics by category during the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Change	% Change

	(Dollars in thousands)
Total Facility Results:
Transitional and skilled revenue	$485,973	$421,764	$64,209	15.2%
Number of facilities at period end	175	163	12	7.4%
Number of campuses at period end*	27	22	5	22.7%
Actual patient days	1,516,697	1,367,142	149,555	10.9%
Occupancy percentage — Operational beds	78.9%	77.3%		1.6%
Skilled mix by nursing days	28.5%	28.3%		0.2%
Skilled mix by nursing revenue	47.8%	47.9%		(0.1)%

	Three Months Ended September 30,
	2019	2018	Change	% Change

	(Dollars in thousands)
Same Facility Results(1):
Transitional and skilled revenue	$353,745	$329,461	$24,284	7.4%
Number of facilities at period end	127	127	—	—%
Number of campuses at period end*	14	14	—	—%
Actual patient days	1,066,467	1,032,002	34,465	3.3%
Occupancy percentage — Operational beds	80.0%	77.9%		2.1%
Skilled mix by nursing days	30.4%	29.8%		0.6%
Skilled mix by nursing revenue	49.9%	49.5%		0.4%

	Three Months Ended September 30,
	2019	2018	Change	% Change

	(Dollars in thousands)
Transitioning Facility Results(2):
Transitional and skilled revenue	$91,776	$82,535	$9,241	11.2%
Number of facilities at period end	33	33	—	—%
Number of campuses at period end*	7	7	—	—%
Actual patient days	313,858	302,868	10,990	3.6%
Occupancy percentage — Operational beds	77.9%	75.5%		2.4%
Skilled mix by nursing days	25.1%	24.0%		1.1%
Skilled mix by nursing revenue	44.1%	43.5%		0.6%

	Three Months Ended September 30,
	2019	2018	Change	% Change

	(Dollars in thousands)
Recently Acquired Facility Results(3):
Transitional and skilled revenue	$40,452	$9,768	$30,684	NM
Number of facilities at period end	15	3	12	NM
Number of campuses at period end*	6	1	5	NM
Actual patient days	136,372	32,272	104,100	NM
Occupancy percentage — Operational beds	73.4%	75.0%		NM
Skilled mix by nursing days	21.5%	19.5%		NM
Skilled mix by nursing revenue	37.0%	32.0%		NM
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

Transitional and skilled services revenue increased $64.2 million, or 15.2% as compared to the third quarter of 2018. Of the $64.2 million increase, Medicaid custodial revenue increased $26.7 million, or 15.1%, Medicare and managed care revenue increased $30.8 million, or 17.3%, Medicaid skilled revenue increased $3.4 million, or 11.1%, and private and other revenue increased $3.4 million, or 9.0%.

Transitional and skilled services revenue generated by Same Facilities increased $24.3 million, or 7.4%. Same store revenue was driven by the following factors:

•
Skilled mix revenue increased by $11.5 million, or 7.2%. The change is driven by the increase in our managed care revenue of $6.4 million due to the growth in patient days of 9.8% and an increase in managed care revenue per patient day of 1.3%. Our other skilled revenue increased by $2.2 million primarily attributable to growth in patient days of 5.0% and revenue per day of 1.9%.

•	Our Medicare revenue, including non-routine Medicare, increased by $6.0 million. The change is driven by the increase in our Medicare revenue per patient day of 3.3% and patient days of 0.8%.

•
We continue to experience growth in revenue with our Medicaid plans. Our Medicaid revenue, excluding Medicaid-skilled revenue, increased by $8.5 million, mainly driven by an increase in Medicaid days. We also experienced an increase in Medicaid revenue per patient day of 2.6% as a result of our participation in the quality improvement programs and the supplemental programs in various states.

Transitional and skilled services revenue generated by Transitioning Facilities increased $9.2 million, or 11.2%. This is due to increases in total patient days and revenue per patient day of 3.6% and 5.2%, respectively. Our overall managed care revenue increased by $3.0 million, mainly due to an increase in managed care days of 16.8%. Our Medicare revenue, increased by $2.5 million, mainly due to an increase in Medicare revenue per patient day of 3.4% and Medicare days of 1.1%. Our Medicaid revenue, excluding Medicaid-skilled revenue, increased by $2.3 million, mainly driven by an increase in Medicaid revenue per patient day of 6.8%, as a result of our participation in the quality improvement programs and supplemental programs in various states.

Transitional and skilled services revenue generated by Recently Acquired Facilities increased by approximately $30.7 million, mainly due to 17 operations acquired between October 1, 2018 and September 30, 2019 in six states.
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
The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Skilled Nursing Average Daily Revenue Rates:
Medicare	$616.19	$596.41	$537.04	$519.26	$607.90	$541.46	$597.82	$577.09
Managed care	468.06	462.02	417.52	406.74	433.30	420.98	455.48	450.07
Other skilled	488.46	479.57	488.95	546.70	336.04	241.31	482.68	480.62
Total skilled revenue	527.58	518.06	478.97	471.07	504.83	462.02	517.16	508.31
Medicaid	232.70	226.90	206.58	193.34	233.84	238.19	227.48	219.54
Private and other payors	233.36	223.74	198.26	195.44	249.94	238.54	225.04	216.49
Total skilled nursing revenue	$322.89	$313.78	$274.02	$260.46	$294.25	$281.90	$310.18	$301.19

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 3.3% and 3.4%, respectively. The increase is attributable to the 2.4% net market basket increase that became effective in October 2018 compared to 1.0% that became effective we in October 2017, coupled with the continuous shift towards higher acuity patients.

Our average Medicaid rates increased 3.6% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states.

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Percentage of Skilled Nursing Revenue:
Medicare	21.7%	22.2%	24.3%	25.3%	20.6%	16.6%	22.1%	22.6%
Managed care	18.4	17.6	18.1	16.4	14.0	14.2	18.0	17.3
Other skilled	9.8	9.7	1.7	1.8	2.4	1.2	7.7	8.0
Skilled mix	49.9	49.5	44.1	43.5	37.0	32.0	47.8	47.9
Private and other payors	7.6	7.9	11.6	11.3	10.5	15.5	8.5	8.8
Quality mix	57.5	57.4	55.7	54.8	47.5	47.5	56.3	56.7
Medicaid	42.5	42.6	44.3	45.2	52.5	52.5	43.7	43.3
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Percentage of Skilled Nursing Days:
Medicare	11.3%	11.6%	12.3%	12.6%	10.0%	8.6%	11.4%	11.8%
Managed care	12.6	11.9	11.8	10.5	9.5	9.5	12.2	11.5
Other skilled	6.5	6.3	1.0	0.9	2.0	1.4	4.9	5.0
Skilled mix	30.4	29.8	25.1	24.0	21.5	19.5	28.5	28.3
Private and other payors	10.9	11.5	16.4	15.2	12.7	18.4	12.2	12.5
Quality mix	41.3	41.3	41.5	39.2	34.2	37.9	40.7	40.8
Medicaid	58.7	58.7	58.5	60.8	65.8	62.1	59.3	59.2
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Senior Living Services

	Three Months Ended September 30,
	2019	2018	Change	% Change

	(Dollars in thousands)
Resident fee revenue	$43,796	$38,058	$5,738	15.1%
Number of facilities at period end	57	51	6	11.8%
Number of campuses at period end	27	22	5	22.7%
Occupancy percentage (units)	75.2%	76.0%		(0.8)%
Average monthly revenue per unit	$2,907	$2,855	$52	1.8%
Senior living revenue increased 15.1%, to $43.8 million, primarily due to an increase in average monthly revenue per unit of 1.8% and revenue generated from the addition of 11 facilities in six states between October 1, 2018 and September 30, 2019.

Home Health and Hospice Services

	Three Months Ended September 30,
	2019	2018	Change	% Change

	(Dollars in thousands)
Home health and hospice revenue
Home health services	$25,983	$22,260	$3,723	16.7%
Hospice services	29,188	21,577	7,611	35.3
Total home health and hospice revenue	$55,171	$43,837	$11,334	25.9%

Home health, hospice and home care agencies	63	49	14	28.6%
Home health services:
Average Medicare revenue per completed episode	$3,173	$3,001	$172	5.7%
Hospice services:
Average daily census	1,788	1,379	409	29.7%
Home health and hospice revenue increased $11.3 million, or 25.9%. Of the $11.3 million increase, Medicare and managed care revenue increased $8.6 million, or 23.7%. The increase in revenue is primarily due to the increase in census in existing agencies and rate per episode, coupled with the addition of 14 home health and hospice operations in six states between October 1, 2018 and September 30, 2019.
Cost of Services

The following table sets forth total cost of services by each of our reportable segments and our "All Other" category for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2019	2018

	(In thousands)
Transitional and skilled services	$389,519	$339,267
Senior living services	32,383	25,407
Home health and hospice services	45,705	35,693
All other	10,198	13,356
Total cost of services	$477,805	$413,723

Consolidated cost of services increased $64.1 million, or 15.5% compared to the three months ended September 30, 2018. Consolidated cost of services as a percentage of revenue decreased by 0.8% to 79.6%.

Transitional and Skilled Services

	Three Months Ended September 30,
	2019	2018	Change	% Change

	(Dollars in thousands)
Cost of service	$389,519	$339,267	$50,252	14.8%
Revenue percentage	80.2%	80.4%		(0.2)%

Cost of services related to our transitional and skilled services segment increased $50.3 million, or 14.8%, due primarily to additional costs at Recently Acquired Facilities of $25.5 million. Cost of services as a percentage of revenue decreased to 80.2%, mainly due to improvements in collections efforts and operational improvements.

Senior Living Services

	Three Months Ended September 30,
	2019	2018	Change	% Change

	(Dollars in thousands)
Cost of service	$32,383	$25,407	$6,976	27.5%
Revenue percentage	73.9%	66.8%		7.1%

Cost of services related to our senior living services segment increased $7.0 million, or 27.5%. Cost of services as a percentage of total revenue increased to 73.9% primarily due to the long-lived assets impairment charge of $1.5 million for the three months ended September 30, 2019. Without the impairment, cost of services would have been 70.6%, which is an increase of 3.8% compared to prior year. The increase in cost of services is mainly due to the increase in certain costs associated with newly acquired facilities and additional field-based resources to support our growing infrastructure. Our acquisition focus is to strategically acquire underperforming operations with strong opportunities for return. Historically, we generally experienced higher cost of services at newly acquired operations; and therefore, we anticipate lower margins at these operations during years of growth.

Home Health and Hospice Services

	Three Months Ended September 30,
	2019	2018	Change	% Change

	(Dollars in thousands)
Cost of service	$45,705	35,693	$10,012	28.1%
Revenue percentage	82.8%	81.4%		1.4%

Cost of services related to our home health and hospice services segment increased $10.0 million, or 28.1%, due to newly acquired operations and organic operational growth. Cost of services as a percentage of total revenue increased by 1.4% primarily due to the increase in certain costs associated with newly acquired operations.

Rent — cost of services. Our rent — cost of services as a percentage of total revenue decreased by 0.5% to 6.3%, primarily due to our recent acquisitions including real estate assets, coupled with the growth in revenue outpacing the increase in rent expense.
General and administrative expense. Our general and administrative expense as percentage of revenue increased by 0.5% to 5.3%, mainly related to transaction costs related to our Spin-Off. Without the Spin-Off transaction costs, general and administrative expense as a percentage of revenue would have been 4.7%, which is a decrease of 0.1% compared to prior year.
Depreciation and amortization. Depreciation and amortization expense increased $2.4 million, or 20.3%, to $14.3 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations. Depreciation and amortization increased 0.1%, to 2.4%, as a percentage of revenue.
Other expense, net. Other expense, net as a percentage of revenue decreased by 0.2%, to 0.5%. Other expense mainly includes interest expense related to borrowings under our credit facility and HUD mortgages.
Provision for income taxes.  Our effective tax rate was 22.2% for the three months ended September 30, 2019, compared to 21.0% for the same period in 2018. The higher effective tax rate reflects a decrease in tax benefit from share-based payment awards and California's Internal Revenue Code conformity to portions of the Tax Cuts and Jobs Act (Tax Reform). See Note 14, Income Taxes, in the Notes to Condensed Consolidated Financial Statements for further discussion.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Revenue

	Nine Months Ended September 30,
	2019		2018
	$	%	$	%

	(Dollars in thousands)
Transitional and skilled services	$1,404,469	81.4%	$1,237,298	82.3%
Senior living services	126,536	7.3	111,335	7.4
Home health and hospice services:
Home health	74,630	4.3	63,765	4.2
Hospice	76,866	4.5	61,079	4.1
Total home health and hospice services	151,496	8.8	124,844	8.3
All other (1)	42,871	2.5	29,407	2.0
Total revenue	$1,725,372	100.0%	$1,502,884	100.0%
(1) Includes revenue from services generated in our other ancillary services.

Our consolidated revenue increased $222.5 million, or 14.8% as compared to the during the nine months ended September 30, 2018. Our transitional and skilled services revenue increased by $167.2 million, or 13.5%, mainly attributable to the increase in patient days, revenue per patient day and the impact of acquisitions. Our senior living services revenue increased by $15.2 million, or 13.7%, mainly due to the increase in average monthly revenue per unit, coupled with the impact of acquisitions. Our home health and hospice services revenue increased by $26.7 million, or 21.3%, mainly due to an increases in census in existing agencies and rate per episode combined with new acquisitions. Revenue from operations acquired on or subsequent to January 1, 2018 for all segments increased our consolidated revenue by $103.6 million during the nine months ended September 30, 2019 when compared to the same period in 2018.
Transitional and Skilled Services

The following table presents the transitional and skilled services revenue and key performance metrics by category during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Change	% Change

	(Dollars in thousands)
Total Facility Results:
Transitional and skilled revenue	$1,404,469	$1,237,298	$167,171	13.5%
Number of facilities at period end	175	163	12	7.4%
Number of campuses at period end*	27	22	5	22.7%
Actual patient days	4,395,864	4,012,169	383,695	9.6%
Occupancy percentage — Operational beds	79.2%	77.2%		2.0%
Skilled mix by nursing days	29.1%	29.9%		(0.8)%
Skilled mix by nursing revenue	48.7%	50.1%		(1.4)%

	Nine Months Ended September 30,
	2019	2018	Change	% Change

	(Dollars in thousands)
Same Facility Results(1):
Transitional and skilled revenue	$1,046,925	$977,456	$69,469	7.1%
Number of facilities at period end	127	127	—	—%
Number of campuses at period end*	14	14	—	—%
Actual patient days	3,160,286	3,066,751	93,535	3.0%
Occupancy percentage — Operational beds	80.1%	77.9%		2.2%
Skilled mix by nursing days	31.0%	31.3%		(0.3)%
Skilled mix by nursing revenue	50.8%	51.4%		(0.6)%

	Nine Months Ended September 30,
	2019	2018	Change	% Change

	(Dollars in thousands)
Transitioning Facility Results(2):
Transitional and skilled revenue	$269,559	$244,279	$25,280	10.3%
Number of facilities at period end	33	33	—	—%
Number of campuses at period end*	7	7	—	—%
Actual patient days	934,292	893,771	40,521	4.5%
Occupancy percentage — Operational beds	78.2%	75.0%		3.2%
Skilled mix by nursing days	25.5%	25.5%		—%
Skilled mix by nursing revenue	44.7%	45.6%		(0.9)%

	Nine Months Ended September 30,
	2019	2018	Change	% Change

	(Dollars in thousands)
Recently Acquired Facility Results(3):
Transitional and skilled revenue	$87,985	$15,563	$72,422	NM
Number of facilities at period end	15	3	12	NM
Number of campuses at period end*	6	1	5	NM
Actual patient days	301,286	51,647	249,639	NM
Occupancy percentage — Operational beds	73.8%	75.2%		NM
Skilled mix by nursing days	20.8%	21.0%		NM
Skilled mix by nursing revenue	35.3%	34.5%		NM
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
Transitional and skilled services revenue increased $167.2 million, or 13.5% as compared to the prior period for 2018. Of the $167.2 million increase, Medicare and managed care revenue increased $63.8 million, or 11.6%, Medicaid custodial revenue increased $82.4 million, or 16.7%, private and other revenue increased $10.7 million, or 9.9%, and Medicaid skilled revenue increased $10.3 million, or 12.0%.

Transitional and skilled services revenue generated by Same Facilities increased $69.5 million, or 7.1%. The same store revenue was driven by the following factors:

•
Skilled mix revenue increased by $22.9 million, or 4.6%. The majority of the increase related to other skilled and managed care revenue. Our skilled managed care revenue increased by $11.1 million, due to an increase in managed care revenue per patient day of 2.2% and growth in patient days of 4.0%. Our other skilled revenue increased by $7.1 million, mainly driven by growth in patient days of 3.7% and other skilled revenue per patient day of 4.1%.

•	Our Medicare revenue, including non-routine Medicare, increased by $12.5 million, or 5.0%, driven by the increase in Medicare revenue per patient day.

•
We continue to experience growth in revenue with our Medicaid plans. Our Medicaid revenue, excluding Medicaid-skilled revenue, increased by $32.7 million, mainly driven by an increase in Medicaid days. We also experienced an increase in Medicaid revenue per patient day of 3.5% as a result of our participation in the quality improvement programs and the supplemental programs in various states.

Transitional and skilled services revenue generated by Transitioning Facilities increased $25.3 million, or 10.3%. This is due to increases in total patient days and revenue per patient day of 4.5% and 3.6%, respectively. We continued to experience growth in revenue with our Medicaid and managed care plans. Our Medicaid revenue, excluding Medicaid-skilled revenue, increased by $11.8 million, mainly driven by a 5.5% increase in Medicaid days and Medicaid revenue per patient day of 6.2%. Our overall managed care revenue increased by $8.2 million, mainly driven by an increase in managed care days of 15.4%.
Transitional and skilled services revenue generated by Recently Acquired Facilities increased by approximately $72.4 million, mainly due to 17 operations we acquired between October 1, 2018 and September 30, 2019 in six states.
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
The following table reflects the change in the skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Skilled Nursing Average Daily Revenue Rates:
Medicare	$614.39	$597.81	$534.36	$518.26	$579.11	$534.74	$594.51	$577.88
Managed care	465.90	455.68	417.45	409.21	428.21	423.68	453.94	446.17
Other skilled	491.11	471.66	489.42	501.73	330.02	245.09	487.06	471.84
Total skilled revenue	528.59	515.54	478.03	471.49	489.11	462.37	517.24	506.68
Medicaid	230.69	222.86	202.51	190.61	236.25	231.45	225.10	215.68
Private and other payors	234.47	225.18	204.44	199.46	240.68	237.91	226.66	217.91
Total skilled nursing revenue	$323.81	$315.12	$273.25	$263.69	$289.78	$281.02	$310.71	$303.20
Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 2.8% and 3.1%, respectively. The increase is attributable to the 2.4% net market basket increase that became effective in October 2018 compared to 1.0% that became effective in October 2017, coupled with the continuous shift towards higher acuity patients.

Our average Medicaid rates increased 4.4% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states.

Payor Sources as a Percentage of Skilled Nursing Services. We use both our skilled mix and quality mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Percentage of Skilled Nursing Revenue:
Medicare	22.9%	23.8%	24.8%	27.4%	19.1%	18.2%	23.0%	24.4%
Managed care	18.4	18.4	18.3	16.8	14.2	15.1	18.1	18.0
Other skilled	9.5	9.2	1.6	1.4	2.0	1.2	7.6	7.7
Skilled mix	50.8	51.4	44.7	45.6	35.3	34.5	48.7	50.1
Private and other payors	7.5	7.7	11.4	11.8	11.7	14.8	8.5	8.5
Quality mix	58.3	59.1	56.1	57.4	47.0	49.3	57.2	58.6
Medicaid	41.7	40.9	43.9	42.6	53.0	50.7	42.8	41.4
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Percentage of Skilled Nursing Days:
Medicare	12.0%	12.5%	12.7%	13.9%	9.5%	9.6%	12.0%	12.8%
Managed care	12.8	12.6	11.9	10.8	9.6	10.0	12.4	12.2
Other skilled	6.2	6.2	0.9	0.8	1.7	1.4	4.7	4.9
Skilled mix	31.0	31.3	25.5	25.5	20.8	21.0	29.1	29.9
Private and other payors	10.8	11.1	15.4	15.7	14.4	17.5	12.0	12.2
Quality mix	41.8	42.4	40.9	41.2	35.2	38.5	41.1	42.1
Medicaid	58.2	57.6	59.1	58.8	64.8	61.5	58.9	57.9
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Senior Living Services

	Nine Months Ended September 30,
	2019	2018	Change	% Change

	(Dollars in thousands)
Resident fee revenue	$126,536	$111,335	$15,201	13.7%
Number of facilities at period end	57	51	6	11.8%
Number of campuses at period end	27	22	5	22.7%
Occupancy percentage (units)	75.3%	75.6%		(0.3)%
Average monthly revenue per unit	$2,917	$2,858	$59	2.1%
Senior living revenue increased $15.2 million or 13.7%, primarily due to an increase in average monthly revenue per unit of 2.1% and revenue generated from the addition of 11 assisted and independent living operations in six state between October 1, 2018 and September 30, 2019. These increases were partially offset by a decrease in occupancy of 0.3%, mainly in our recently acquired operations as these acquisitions have lower occupancy rates.

Home Health and Hospice Services

	Nine Months Ended September 30,
	2019	2018	Change	% Change

	(Dollars in thousands)
Home health and hospice revenue
Home health services	$74,630	$63,765	$10,865	17.0%
Hospice services	76,866	61,079	15,787	25.8
Total home health and hospice revenue	$151,496	$124,844	$26,652	21.3%

Home health, hospice and home care agencies	63	49	14	28.6%
Home health services:
Average Medicare revenue per completed episode	$3,072	$2,968	$104	3.5%
Hospice services:
Average daily census	1,625	1,310	315	24.0%
Home health and hospice revenue increased $26.7 million, or 21.3% as compared to the same period for 2018. Of the $26.7 million increase, Medicare and managed care revenue increased $20.1 million, or 19.3%. The increase in revenue is primarily due to the increase in volume and average daily census in existing agencies and rate per episode, coupled with the addition of 14 home health and hospice operations in six states between October 1, 2018 and September 30, 2019.
Cost of Services

The following table sets forth total cost of services by each of our reportable segments and our "All Other" category for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018

	(Dollars in thousands)
Transitional and skilled services	$1,116,828	$995,276
Senior living services	88,536	73,288
Home health and hospice services	125,864	102,759
All other	33,579	28,775
Total cost of services	$1,364,807	$1,200,098

Consolidated cost of services increased $164.7 million, or 13.7% as compared to the nine months ended September 30, 2018. Consolidated cost of services as a percentage of revenue decreased by 0.7% to 79.1%.
Transitional and Skilled Services

	Nine Months Ended September 30,
	2019	2018	Change	% Change

	(Dollars in thousands)
Cost of service	$1,116,828	$995,276	$121,552	12.2%
Revenue percentage	79.5%	80.4%		(0.9)%

Cost of services related to our transitional and skilled services segment increased $121.6 million, or 12.2%, due primarily to additional costs at Recently Acquired Facilities of $60.1 million and organic operational growth. Cost of services as a percentage of revenue decreased to 79.5%, mainly due to operational improvements, cash collection improvements and a decrease in health insurance.

Senior Living Services

	Nine Months Ended September 30,
	2019	2018	Change	% Change

	(Dollars in thousands)
Cost of service	$88,536	$73,288	$15,248	20.8%
Revenue percentage	70.0%	65.8%		4.2%

Cost of services related to our senior living services segment increased $15.2 million, or 20.8%, primarily due to recently acquired operations and organic operational growth. Cost of services as a percentage of total revenue increased by 4.2% primarily due to the long-lived assets impairment charge of $1.5 million during the nine months ended September 30, 2019. Without the impairment, cost of services would have been 68.8%, which is an increase of 3.0% compared to prior year. The increase in cost of services is mainly due to higher costs of services associated with newly acquired operations and additional field-based resources to support our growing infrastructure. Our acquisition focus is to strategically acquire underperforming operations with strong opportunities for return. Historically, we generally experienced higher cost of services at newly acquired operations; and therefore, we anticipate lower margins at these operations during years of growth.
Home Health and Hospice Services

	Nine Months Ended September 30,
	2019	2018	Change	% Change

	(Dollars in thousands)
Cost of service	$125,864	$102,759	$23,105	22.5%
Revenue percentage	83.1%	82.3%		0.8%

Cost of services related to our home health and hospice services segment increased $23.1 million, or 22.5%, due to newly acquired operations and organic operational growth. Cost of services as a percentage of total revenue increased by 0.8% primarily due to the increase in certain costs associated with newly acquired operations. Included in cost of services is one-time broker fee of $0.4 million related to new agencies acquired in the current year. Without this fee, cost of services would have been 82.8%, which is a change of 0.5% compared to prior year.

Rent — cost of services. Our rent — cost of services as a percentage of total revenue decreased by 0.5% to 6.4% primarily due to more of our acquisitions including real estate assets coupled with the growth in revenue outpacing the increase in rent expense.
General and administrative expense. Our general and administrative expense increased as a percentage of revenue by 0.7% to 5.5%, mainly due to transaction costs related to our Spin-Off and an increase in incentives due to operational improvements. Without the Spin-Off transaction costs, general and administrative expense as a percentage of revenue would have been 5.1%, which is an increase of 0.3% compared to prior year.
Depreciation and amortization. Depreciation and amortization expense increased $5.0 million, or 14.1%, to $40.1 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations. Depreciation and amortization expense as a percentage of revenue remained consistent at 2.3%.
Other expense, net. Other expense, net as a percentage of revenue remained relatively consistent at 0.6%, or $9.6 million. Other expense mainly includes interest expense related to borrowings under our credit facility and HUD mortgages.
Provision for income taxes.  Our effective tax rate was 19.6% for the nine months ended September 30, 2019 compared to 21.5% for the same period in 2018. The lower effective tax rate reflects an increase in an additional tax benefit from share-based payment awards. The lower effective tax rate was partially offset by increases in certain non-deductible items. See Note 14, Income Taxes, in the Notes to Condensed Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our revolving credit facilities.
Historically, we have financed the majority of our acquisitions primarily by financing our operating subsidiaries through mortgages, our revolving credit facility, and cash generated from operations. Cash paid to fund acquisitions was $93.3 million and $59.9 million for the nine months ended September 30, 2019 and 2018, respectively. Total capital expenditures for property and equipment were $55.0 million and $37.6 million for the nine months ended September 30, 2019 and 2018, respectively. We currently have approximately $62.0 million budgeted for renovation projects for 2019. We believe our current cash balances, our cash flow from operations and the amounts available under our credit facility will be sufficient to cover our operating needs for at least the next 12 months.

We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of September 30, 2019 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of September 30, 2019, we held debt security investments of approximately $47.6 million, which were split between AA, A and BBB rated securities.

The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Nine Months Ended September 30,
	2019	2018

	(In thousands)
Net cash provided by operating activities	$137,593	$157,277
Net cash used in investing activities	(149,388)	(95,269)
Net cash provided by/(used in) financing activities	25,108	(58,688)
Net increase in cash and cash equivalents	13,313	3,320
Cash and cash equivalents at beginning of period	31,083	42,337
Cash and cash equivalents at end of period	$44,396	$45,657
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Our net cash provided by operating activities for the nine months ended September 30, 2019 decreased by $19.7 million. The decrease was primarily due to the timing of collections of accounts receivable, partially offset by the timing of payments of prepaid expenses and other assets, and accrued wages and related liabilities. In addition, we received an $11.0 million income tax refund in 2018 that did not recur in 2019.
Our net cash used in investing activities for the nine months ended September 30, 2019 increased by $54.1 million. The change was primarily due to an increase in cash used for acquisitions, net of escrow deposits, of $33.4 million and an increase in capital expenditure spending by $17.4 million.
Our net cash provided by/(used in) financing activities increased by $83.8 million. In 2019, we had net borrowing of $31.5 million compared to net re-payments of $57.4 million in the comparable period in 2018. In addition, we repurchased stock of $7.7 million during the nine months ended September 30, 2019.
Principal Debt Obligations and Capital Expenditures

Credit Facility with a Lending Consortium Arranged by SunTrust
We maintain a credit facility with a lending consortium arranged by SunTrust Bank, Inc. ("SunTrust") (as amended to date, the Credit Facility). We originally entered into the Credit Facility in an aggregate principal amount of $150.0 million in May 2014. Under the Credit Facility, we could seek to obtain incremental revolving or term loans in an aggregate amount not to exceed $75.0 million.

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

The Credit Facility is guaranteed, jointly and severally, by certain of our wholly owned subsidiaries, and is secured by a pledge of stock of our material operating subsidiaries as well as a first lien on substantially all of our personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and our operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, we must comply with financial maintenance covenants to be tested quarterly, consisting of a maximum Consolidated Total Net Debt to Consolidated EBITDA ratio (which shall be increased to 3.50:1.00 for the first fiscal quarter and the immediate following three fiscal quarters), and a minimum interest/rent coverage ratio (which cannot be below 1.50:1.00). The majority of lenders can require that we and our operating subsidiaries mortgage certain of our real property assets to secure the credit facility if an event of default occurs, the Consolidated Total Net Debt to Consolidated EBITDA ratio is above 2.75:1.00 for two consecutive fiscal quarters, or our liquidity is equal or less than 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) for ten consecutive business days, provided that such mortgages will no longer be required if the event of default is cured, the Consolidated Total Net Debt to Consolidated EBITDA ratio is below 2.75:1.00 for two consecutive fiscal quarters, or our liquidity is above 10% of the Aggregate Revolving Commitment Amount (as defined in the agreement) or ninety consecutive days, as applicable. As of September 30, 2019, our operating subsidiaries had $157.5 million outstanding under the Credit Facility. The outstanding balance on the term loan was $107.5 million, of which $7.5 million is classified as short-term and the remaining $100.0 million is classified as long-term. The outstanding balance on the revolving Credit Facility was $50.0 million, which is classified as long-term. We were in compliance with all loan covenants as of September 30, 2019.

On October 1, 2019, in connection with the Spin-Off, we entered into the third amendment to the current amended credit facility (Third Amended and Restated Credit Facility), with a revolving line of credit of up to $350.0 million in aggregate principal. The maturity date is October 1, 2024. Borrowings are supported by a lending consortium arranged by SunTrust. In connection with the amendment, we also terminated our term loan under the current amended credit facility, which had an aggregate outstanding principal amount of $107.5 million, plus accrued and unpaid interest on September 30, 2019. The interest rates applicable to loans under the credit facility are, at our option, equal to either a base rate plus a margin ranging from 0.50% to 1.50% per annum or LIBOR plus a margin range from 1.50% to 2.50% per annum, based on the Consolidated Total Net Debt to Consolidated EBITDA ratio (as defined in the agreement). In addition, we will pay a commitment fee on the unused portion of the commitments that will range from 0.25% to 0.45% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio.

As of October 28, 2019, there was approximately $150.0 million outstanding under the Credit Facility.

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

As of September 30, 2019, our operating subsidiaries had $121.0 million outstanding under the mortgage loans and note, of which $2.7 million is classified as short-term and the remaining $118.3 million is classified as long-term.
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
The Master Leases arrangement is commonly known as a triple-net lease. Accordingly, in addition to rent, we are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor), (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties, (3) all insurance required in connection with the leased properties and the business conducted on the leased properties, (4) all facility maintenance and repair costs and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $15.3 million and $45.1 million, for the three and nine months ended September 30, 2019, respectively, and approximately $14.8 million and $43.7 million, for the three and nine months ended September 30, 2018, respectively.
At our option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease.
Among other things, under the Master Leases, we must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. As of September 30, 2019, we were in compliance with the Master Leases' covenants.
We also lease certain affiliated facilities and our administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. We have entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, we lease certain of our equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $37.9 million and $111.1 million for the three and nine months ended September 30, 2019, respectively, and $35.0 million and $103.7 million for the three and nine months ended September 30, 2018, respectively.
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

On October 1, 2019, in connection with the Spin-Off, we amended the Master Leases with CareTrust and other third party lease agreements. These amendments terminate the leases related to the operations that transferred to Pennant and modified the rental payments and lease terms of the operations that remained with Ensign.
We implemented the new lease accounting standard as described in Note 3, Summary of Significant Accounting Policies, in Notes to the Condensed Consolidated Financial Statements.
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

Recent Accounting Standards Adopted by the Company

In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates, which aligns the guidance in various SEC sections of the FASB ASC with the requirements of certain already effective SEC final rules. ASU 2019-07 is effective immediately during the company's third quarter of fiscal 2019 and did not have a material impact on the company's consolidated financial statements and related disclosures.

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

Upon adoption of ASU 2016-02 and ASU 2018-11, we elected the lessor practical expedient within ASU 2018-11. We recognize revenue under these resident agreements based upon the predominant component, either the lease or non-lease component, of the contracts rather than allocating the consideration and separately accounting for it under ASC 842 and ASC 606. We have concluded that the non-lease components of the agreements with respect to our senior living communities are the predominant component of the contract, therefore, we recognize revenue for these residents agreements under ASC 606. The timing and pattern of revenue recognition is substantially the same as that prior to the adoption of these standards.

In June 2018, the FASB issued ASU 2018-07, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of ASC 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that ASC 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606, Revenue from Contracts with Customers. We adopted this guidance effective January 1, 2019. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we had approximately $5.3 million on our Credit Facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

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
At September 30, 2019, our subsidiaries had $157.5 million outstanding under the Credit Facility. On July 19, 2016, we entered into the Second Amended Credit Facility with a lending consortium arranged by SunTrust to make available a credit facility consisting of a $300.0 million revolving line of credit and a $150.0 million term loan component. Borrowings under the term loan portion of the credit facility mature on February 5, 2021 and amortize in equal quarterly installments, in an aggregate annual amount equal to 5.0% per annum of the original principal amount. The interest rates, at our option, are equal to either a base rate plus a premium or LIBOR plus a premium. In addition, we are subject to pay a commitment fee on the unused portion of the commitments under the credit facility discussed in Item 2 of this Report under the heading “Liquidity and Capital Resources.” Our exposure to fluctuations in interest rates may increase or decrease in the future with increases or decreases in the outstanding amount under the credit facility. As of September 30, 2019, our operating subsidiaries had $157.5 million outstanding under the Credit Facility. The outstanding balance on the term loan was $107.5 million, of which $7.5 million is classified as short-term and the remaining $100.0 million is classified as long-term. The outstanding balance on the revolving Credit Facility was $50.0 million, which is classified as long-term.

On October 1, 2019, in connection with the Spin-Off, we entered into the third amendment to the current amended credit facility (Third Amended and Restated Credit Facility), with a revolving line of credit of up to $350.0 million in aggregate principal. The maturity date of the Third Amended and Restated Credit Facility is October 1, 2024. Borrowings are supported by a lending consortium arranged by SunTrust Bank, Inc. In connection with the amendment, we also terminated its term loan under the current amended credit facility, which had an aggregate outstanding principal amount of $107.5 million plus accrued and unpaid interest on September 30, 2019. The interest rates applicable to loans under the credit facility are, at our option, equal to either a base rate plus a margin ranging from 0.50% to 1.50% per annum or LIBOR plus a margin range from 1.50% to 2.50% per annum, based on the Consolidated Total net Debt to Consolidated EBITDA ratio (as defined in the agreement). In addition, we will pay a commitment fee on the unused portion of the commitments that will range from 0.25% to 0.45% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio.

We have outstanding indebtedness under mortgage loans insured with Department of Housing and Urban Development (HUD) and promissory note. The mortgage loans and note bear fixed interest rates and amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. The outstanding balance under the mortgage loans and note was $121.0 million, of which $2.7 million is classified as short-term and the remaining $118.3 million is classified as long-term.

Our cash and cash equivalents as of September 30, 2019 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of September 30, 2019, we held debt security investments of approximately $47.6 million, which were split between AA, A, and BBB rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of September 30, 2019 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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

Regulatory Matters — Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation and the alleged failure to comply can result in significant regulatory action, including fines, penalties, and exclusion from certain governmental programs. Included in these laws and regulations is the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which requires healthcare providers (among other things) to safeguard the privacy and security of certain health information. In late December of 2016, we learned of a potential issue at one of our independent operating entities in Arizona which involved the limited and inadvertent disclosure of certain confidential information. The issue has been fully investigated, addressed and disclosed as required by law. This matter was resolved in the second quarter of 2019. We believe that we are presently in compliance in all material respects with applicable HIPAA laws and regulations.

Cost-Containment Measures — Both government and private pay sources have instituted cost-containment measures designed to limit payments made to providers of healthcare services, and there can be no assurance that future measures designed to limit payments made to providers will not adversely affect us.

Indemnities — From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which we may be required to indemnify property owners or prior facility operators for post-transfer environmental or other liabilities and other claims arising from our use of the applicable premises, (ii) operations transfer agreements, in which we agree to indemnify past operators of facilities we acquire against certain liabilities arising from the transfer of the operation and/or the operation thereof after the transfer to the Company's independent operating subsidiary, (iii) certain lending agreements, under which we may be required to indemnify the lender against various claims and liabilities, and (iv) certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationships. The terms of such obligations vary by contract and, in most instances, do not expressly state or include a specific or maximum dollar amount. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, because no claims have been asserted, no liabilities have been recorded for these obligations on our balance sheets for any of the periods presented.
U.S. Department of Justice Civil Investigative Demand - On May 31, 2018, we received a Civil Investigative Demand (CID) from the U.S. Department of Justice stating that it is investigating to determine whether there has been a violation of the False Claims Act and/or the Anti-Kickback Statute with respect to the relationships between certain of our independently operated skilled nursing facilities and persons who served as medical directors, advisory board participants or other potential referral sources. The CID covered the period from October 3, 2013 to the present, and was limited in scope to ten of our Southern California independent operating entities. In October 2018, the Department of Justice made an additional request for information covering the period of January 1, 2011 to the present, relating to the same topic. As a general matter, our independent operating entities maintain policies and procedures to promote compliance with the False Claims Act, the Anti-Kickback Statute, and other applicable regulatory requirements. We are fully cooperating with the U.S. Department of Justice to promptly respond to the requests for information. However, we cannot predict when the investigation will be resolved, the outcome of the investigation, or its potential impact on the Company.

Litigation — We are party to various legal actions and administrative proceedings, and are subject to various claims arising in the ordinary course of business, including claims that services provided to patients by our independent operating entities have resulted in injury or death and claims related to employment and commercial matters. Although we intend to vigorously defend ourselves in response to these claims, there can be no assurance that the outcomes of these matters will not have a material adverse effect on operational results and financial condition. In certain states in which we have or have had independent operating entities, insurance coverage for the risk of punitive damages arising from general and professional liability litigation may not be available due to state law public policy prohibitions. There can be no assurance that our independent operating entities will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available.

The skilled nursing and post-acute care industry is extremely regulated. As such, in the ordinary course of business, we are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition to being subject to direct regulatory oversight of state and federal regulatory agencies, the skilled nursing and post-acute care industry is also subject to regulatory requirements which could subject us to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement; authorities could also seek the suspension or exclusion of the provider or individual from participation in their programs. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on our financial position, results of operations, and cash flows.

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

Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and our independent operating entities are routinely subjected to varying types of claims. One particular type of suit arises from alleged violations of minimum staffing requirements for skilled nursing facilities in those states which have enacted such requirements. The alleged failure to meet these requirements can, among other things, jeopardize a facility's compliance with requirements of participation under certain state and Federal healthcare programs; it may also subject the facility to a notice of deficiency, a citation, a civil money penalty, or litigation. These class-action “staffing” suits have the potential to result in large jury verdicts and settlements. We expect the plaintiffs' bar to continue to be aggressive in their pursuit of these staffing and similar claims.
We and our independent operating subsidiaries have been, and continue to be, subject to claims and legal actions that arise in the ordinary course of business, including potential claims related to patient care and treatment as well as employment related claims. A significant increase in the number of these claims, or an increase in the amounts owing should plaintiffs be successful in their prosecution of these claims, could materially adversely affect the Company’s business, financial condition, results of operations and cash flows.
In August 2011, we were named as a Defendant in a class action litigation alleging violations of state and federal wage and hour law. In January 2017, we participated in an initial mediation session with plaintiffs' counsel.
In March 2017, we were invited to engage in further settlement discussions to determine whether a resolution of the case was possible in advance of a decision on class certification. In April 2017, we reached an agreement in principle to settle the subject class action litigation, without any admission of liability and subject to approval by the California Superior Court.  Based upon the change in case status, we recorded an accrual for estimated probable losses of $11.0 million, exclusive of legal fees, in the first quarter of 2017. In June 2017, the settlement of the class action lawsuit was approved by the Court. We funded the settlement amount of $11.0 million in December 2017, and the funds were distributed to participating class members in the first quarter of 2018. We received back $1.7 million related to unclaimed class settlement funds remaining after completion of the settlement process, and the recoveries were recorded in the first quarter of 2018.
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

We and our independent operating entities have in the past been subject to class action litigation involving claims of violations of various regulatory requirements. While we have been able to settle these claims without a material ongoing adverse effect on our business, future claims could be brought that may materially affect our business, financial condition and results of operations. Other claims and suits continue to be filed against us, our independent operating entities, and other companies in the industry. In addition, professional negligence claims have been filed and will likely continue to be filed against our independent operating entities by residents or responsible parties.
Medicare Revenue Recoupments — We and our independent operating subsidiaries are subject to regulatory reviews relating to Medicare services, billings and potential overpayments resulting from RAC, ZPIC, PSC, UPIC, SMRC and MIC (collectively referred to as Reviews). As of September 30, 2019, 13 of our independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process, both pre- and post-payment. The Company anticipates that these Reviews will increase in frequency in the future. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to all billings in the same time period. As of September 30, 2019, our independent operating subsidiaries have responded to the requests and the related claims are currently under Review, on appeal or in a dispute resolution process.

U.S. Government Inquiry and Corporate Integrity Agreement — In late 2006, we learned that we might be the subject of an on-going criminal and civil investigation by the DOJ. This was confirmed in March 2007. The investigation was prompted by a whistleblower complaint and related primarily to claims submitted to the Medicare program for rehabilitation services provided at certain of our independently operating skilled nursing facilities in Southern California. We resolved and settled the matter for $48.0 million in 2013. In October 2013, we executed a final settlement agreement with the Government and remitted full payment of $48.0 million. In addition, we executed a corporate integrity agreement with the Office of Inspector General HHS as part of the resolution. In the first quarter of 2019, we received notice from the OIG that our five-year CIA with the OIG had been completed.  Upon receipt of our fifth and final annual report, the OIG confirmed that the term of the CIA is concluded.

See additional description of our contingencies in Notes 15, Debt, 17, Leases and 18, Commitments and Contingencies in Notes to Condensed Consolidated Financial Statements.

Item 1A.    Risk Factors
Risks Related to Our Business and Industry
Our revenue could be impacted by federal and state changes to reimbursement and other aspects of Medicaid and Medicare.

We derived 42.1% and 41.6% of our revenue from the Medicaid programs for the three and nine months ended September 30, 2019, respectively, and 42.6% and 40.9% of our revenue from the Medicaid programs for the three and nine months ended September 30, 2018, respectively. We derived 26.2% and 26.5% of our revenue from the Medicare programs for the three and nine months ended September 30, 2019, respectively, and 26.0% and 27.3% of our revenue from the Medicare programs for the three and nine months ended September 30, 2018, respectively. If reimbursement rates under these programs are reduced or fail to increase as quickly as our costs, or if there are changes in the way these programs pay for services, our business and results of operations would be adversely affected. The services for which we are currently reimbursed by Medicaid and Medicare may not continue to be reimbursed at adequate levels or at all. Further limits on the scope of services being reimbursed, delays or reductions in reimbursement or changes in other aspects of reimbursement could impact our revenue. For example, in the past, the enactment of the Deficit Reduction Act of 2005 (DRA), the Medicaid Voluntary Contribution and Provider-Specific Tax Amendments of 1991 and the Balanced Budget Act of 1997 (BBA) caused changes in government reimbursement systems, which, in some cases, made obtaining reimbursements more difficult and costly and lowered or restricted reimbursement rates for some of our patients.

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
The SNF PPS Rule is effective October 1, 2019. The SNF PPS Rule includes a new case-mix model that focuses on the patient’s condition and resulting care needs, (clinically relevant factors) rather than on the volume of care provided, to determine reimbursement from Medicare. The case mix-model is called the Patient-Driven Payment Model (PDPM), which utilizes clinically relevant factors for determining Medicare payment by using ICD-10 diagnosis codes and other patient characteristics as the basis for patient classification. PDPM utilizes five case-mix adjusted payment components: physician therapy (PT), occupational therapy (OT), speech language pathology (SLP), nursing and social services (nursing) and non-therapy ancillary services (NTA). It also uses a sixth non-case mix component to cover utilization of SNF resources that do not vary depending on resident characteristics.
PDPM replaces the existing case-mix classification methodology, Resource Utilization Groups, Version IV (RUG-IV). The structure of the PDPM moves Medicare towards a more value-based, unified post-acute care payment system. For example, PDPM adjusts Medicare payments based on each aspect of a resident’s care, thereby more accurately addressing costs associated with medically complex patients. PDPM also removes therapy minutes as the basis for therapy payment. Finally, PDPM adjusts the SNF per diem payments to reflect varying costs throughout the stay, through the PT, OT and NTA components.
In addition, PDPM is intended to reduce paperwork requirements for performing patient assessments. Under the new SNF PPS PDPM system, the payment to skilled nursing facilities and nursing homes is based heavily on the patient’s condition rather than the specific services provided by each skilled nursing facility.
Subsequently, on August 7, 2019, CMS issued a final rule for fiscal year 2020 that updates the Medicare payment rates and the quality programs for skilled nursing facilities. Under the final rule, effective October 1, 2019, the aggregate payments to skilled nursing facilities increase by 2.4% for fiscal year 2020, compared to fiscal year 2019. This estimated increase is attributable to a 2.8% market basket increase factor with a 0.4% point reduction for multifactor productivity adjustment. The final rule also updated the Skilled Nursing Facility Value-Based Purchasing Program (VBP), which took effect on October 1, 2018, to ensure that CMS publishes accurate performance information for SNFs with fewer than 25 eligible stays and a new 30-day deadline for Phase One Review and Corrections requests. In addition, for the SNF Quality Reporting Program (QRP), CMS finalized, among other changes, two new quality measures to assess how health information is shared and adopted a number of standardized patient assessment data elements (SPADEs) that assess factors such as cognitive function and mental status, special services, and social determinants of health. CMS has not finalized its proposal to expand data collection for SNF QRP quality measures for all skilled nursing facility residents, regardless of their payer. Further, the final rule includes the change of the group therapy definition, which consists of treating two to six patients doing the same or similar activities.

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

Hospice
On August 6, 2019, CMS issued a final rule that updated the fiscal year 2020 hospice payment rates, wage index and cap amount, which takes effect on October 1, 2019. This rule also rebases the continuous home care, general inpatient care, and the inpatient respite care per diem payment rates in a budget-neutral manner to more accurately align Medicare payments with the costs of providing care. In addition, the election statement was modified to require an addendum that includes information aimed at increasing coverage transparency for patients under a hospice election. The final rule calls for a 2.6% increase in hospice payment rates for fiscal year 2020. This increase is based on the fiscal year 2020 hospital market basket increase of 3.0%, reduced by the multifactor productivity adjustment of 0.4%. The following updates were made: (i) per diem rates for routine home care (days 1-60) were decreased to $194.50; (ii) per diem rates for routine home care (days 61+) were decreased to $153.70; (iii) per diem rates for continuous home care were increased to $1,395.63; (iv) per diem rates for inpatient respite care were increased to $450.10 and (v) per diem rates for general inpatient care were increased to $1,021.25.  Finally, this rule includes changes to the Hospice Quality Reporting Program and updates the final hospice aggregate cap amount for the 2020 cap year to be $29,964.78 compared to $29,205.44 for the 2019 cap year.

On August 1, 2018, CMS issued its final rule outlining the fiscal year 2019 Medicare payment rates, wage index, and cap amount for hospices serving Medicare beneficiaries. Under the final rule, the hospice payment update is 1.8%, which reflects a market basket update of 2.9%, reduced 0.8% by a MFP adjustment, as well as another 0.3% reduction, which decreases are mandated by the ACA. Hospice payments are reduced by an additional 2.0%, for a net negative 0.2%, for hospices that do not submit the required quality data. The final rule also specifies that the hospice cap in future periods will be updated using the hospice payment update percentage rather than the consumer price index, thus it is anticipated there will be a 1.8% increase in aggregate cap payments made to hospices annually. The final rule also includes language that reflects the change in the Bipartisan Budget Act of 2018 which recognizes physician assistants as attending physicians for Medicare hospice beneficiaries, effective January 1, 2019. Physician assistants will be reimbursed at 85% of the fee schedule amount for their services as designated attending physicians. This change may positively impact reimbursement from Medicare as this may increase the number of episodes that can be reimbursed by Medicare in the aggregate by physicians, nurse practitioners and physician assistants. Additionally, the rule finalizes changes to the Hospice Quality Reporting Program (HQRP), also effective January 1, 2019, including changes to the data review and correction timeline for data submitted using the Hospice Item Set.

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

California's Governor signed the budget trailer into law in October 2010. Despite its enactment, these changes in reimbursement to long-term care facilities were to be implemented retroactively to the beginning of the calendar quarter in which California submitted its request for federal approval of CMS. California’s Governor released a 2014-2015 budget that includes $1.2 billion in additional Medi-Cal funding.  This proposal, however, would not eliminate retroactive rate cuts for hospital-based skilled nursing facilities. The Governor’s budget estimated that a $20.7 billion General Fund would be required to fund Medi‑Cal in 2018‑19. The Governor’s budget proposed $22.9 billion for Medi‑Cal from the General Fund in 2019‑20, an increase of $2.2 billion (10.6 percent) over the revised 2018‑19 General Fund estimate.

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
A 2016 Final Rule from CMS created a new regulatory requirement for long-term care facilities, that mandates such facilities have in operation, by November 28, 2019, a compliance and ethics program that is “reasonably designed to be effective in preventing and detecting criminal, civil, and administrative violations under the Social Security Act and in promoting quality of care.”
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

As a result of our participation in the Medicaid and Medicare programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. We are subject to regulatory reviews relating to Medicare services, billings and potential overpayments resulting from Recovery Audit Contractors, Zone Program Integrity Contractors, Program Safeguard Contractors, Unified Program Integrity Contractors, Supplemental Medical Review Contractors and Medicaid Integrity Contractors programs, (collectively referred to as Reviews), in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare programs. Private pay sources also reserve the right to conduct audits. We believe that billing and reimbursement errors and disagreements are common in our industry. We are regularly engaged in reviews, audits and appeals of our claims for reimbursement due to the subjectivities inherent in the process related to patient diagnosis and care, record keeping, claims processing and other aspects of the patient service and reimbursement processes, and the errors and disagreements those subjectivities can produce. An adverse review, audit or investigation could result in:

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

In cases where claim and documentation review by any CMS contractor results in repeated poor performance, an operation can be subjected to protracted oversight. This oversight may include repeat education and re-probe, extended pre-payment review, referral to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement outside of specifically reviewed claims. Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. As of September 30, 2019, we had 13 operating subsidiaries that had reviews scheduled, on appeal, or in a dispute resolution process, both pre- and post-payment.

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

We have received notices of potential sanctions and remedies based upon alleged regulatory deficiencies from time to time, and such sanctions have been imposed on some of our affiliated facilities. We have had several affiliated facilities placed on special focus facility status, due largely or entirely to their respective regulatory histories prior to our acquisition of the operating subsidiaries, and have successfully graduated five operating subsidiaries from the program to date. We currently have two facilities placed on special focus facility status. Other operating subsidiaries may be identified for such status in the future.

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

A second part to the Physician Fee Schedule Proposed Rule is that CMS established new therapy assistant claim modifiers that will be required starting in CY 2020. When a physical therapist assistant (PTA) or occupational therapy assistant (OTA) provides all or part of treatment on a given day, the Balance Budget Act requires a 15% therapist assistant payment reduction be applied to the claim for that day. While the modifiers will be required to be applied to the claims beginning in calendar year 2020, the 15% therapist assistant payment reduction will not be applied until calendar year 2022.

The Physician Fee Schedule Proposed Rule for calendar year 2020 has not yet been released. On August 14, 2019, CMS published a proposed rule that would define the meaning of “in whole or in part by a therapy assistant” in the context of documentation and claim coding requirements for calendar year 2020 that would permit the operationalization of the 15% therapy assistant adjustment beginning calendar year 2022.

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

If payments received by any one of our hospice provider numbers exceeds either of these caps, we are required to reimburse Medicare for payments received in excess of the caps, which could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows. During the nine months ended September 30, 2019, we recorded $0.5 million of hospice cap expense.

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
On July 3, 2019, the OIG issued a report identifying significant vulnerabilities in the Medicare hospice benefit and found that hospices did not always provide services that were required by beneficiaries.  As a result of this report, the OIG is recommending that CMS strengthen the survey process and increase enforcement.  Therefore, we expect heightened scrutiny from CMS in connection with our hospice practice.

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

Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For both the three and nine months ended September 30, 2019, 68.3% and 68.1% of our revenue was provided by government payors that reimburse us at predetermined rates, respectively. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

During the nine months ended September 30, 2019, we expanded our operations through a combination of long-term leases and real estate purchases, with the addition of eleven stand-alone skilled nursing operations, two stand-alone senior living operations, three campus operations, two home health agencies, five hospice agencies and two home care agencies with a total of 1,454 operational skilled nursing beds and 455 operational senior living units. We also invested in new ancillary services that are complementary to its existing businesses. During the year ended December 31, 2018, we added to our operations four stand-alone skilled nursing operations, seven stand-alone senior living operations, three campus operations, four home health agencies, three hospice agencies and two home care agencies with a total of 744 operational skilled nursing beds and 650 senior living units. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our facility acquisitions, and our business may suffer.

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
As of September 30, 2019, we leased 178 of our 259 affiliated facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.
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

We maintain a revolving credit facility with a lending consortium. As of September 30, 2019, our operating subsidiaries had $157.5 million outstanding under our credit facility. On February 5, 2016, we amended our existing revolving credit facility to increase our aggregate principal amount available to $250.0 million. On July 19, 2016, we entered into the Second Amended Credit Facility to increase the aggregate principal amount up to $450.0 million comprised of a $300.0 million revolving credit facility and a $150.0 million term loan. On October 1, 2019, in connection with the Spin-Off, we entered into the third amendment to the current amended credit facility (Third Amended and Restated Credit Facility), with a revolving line of credit of up to $350.0 million in aggregate principal. In December 2017, 17 of our subsidiaries entered into mortgage loans in the aggregate amount of $112.0 million under Department of Housing and Urban Development (HUD) insured loans. The terms of the mortgage loans range from 30- or 35-years. We also had other outstanding indebtedness of approximately $12.2 million as of September 30, 2019 under other HUD-insured loans and promissory note issued in connection with various acquisitions with maturity dates ranging from 2027 through 2052. Because these mortgage loans are insured with HUD, our borrower subsidiaries under these loans are subject to HUD oversight and periodic inspections.

In addition, we had $1.7 billion of future operating lease obligations as of September 30, 2019. We intend to continue financing our operating subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

As we expand our presence in other relevant healthcare industries, we would become subject to risks in a market in which we have limited experience.

The majority of our affiliated facilities have historically been skilled nursing facilities. As we expand our presence in other relevant healthcare service, our existing overall business model will continue to change and expose our company to risks in markets in which we have limited experience. We expect that we will have to adjust certain elements of our existing business model, which could have an adverse effect on our business.

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

We may incur operational difficulties or be exposed to claims and liabilities as a result of the separation of Pennant.

On April 1, 2019, we distributed all of the outstanding shares of The Pennant Group, Inc. or Pennant, common stock to stockholders in connection with the separation of our home health and hospice business and substantially all of our senior living operations into a separate publicly traded company, or the Spin-Off. In connection with the distribution, we entered into a separation agreement and various other agreements, including a tax matters agreement, an employee matters agreement and transition services agreements. These agreements govern the separation and distribution and the relationship between the us and Pennant going forward, including with respect to potential tax-related losses associated with the separation and distribution. They also provide for the performance of services by each company for the benefit of the other for a period of time.

The separation agreement provides for indemnification obligations designed to make Pennant financially responsible for many liabilities that may exist relating to its business activities, whether incurred prior to or after the distribution, including any pending or future litigation, but we cannot guarantee that Pennant will be able to satisfy its indemnification obligations. It is also possible that a court would disregard the allocation agreed to between us and Pennant and require us to assume responsibility for obligations allocated to Pennant. Third parties could also seek to hold us responsible for any of these liabilities or obligations, and the indemnity rights we have under the separation agreement may not be sufficient to fully cover all of these liabilities and obligations. Even if we are successful in obtaining indemnification, we may have to bear costs temporarily. In addition, our indemnity obligations to Pennant, including those related to assets or liabilities allocated to us, may be significant. These risks could negatively affect our business, financial condition or results of operations.

The separation of Pennant continues to involve a number of additional risks, including, among other things, the potential that management’s and our employees’ attention will be significantly diverted by the provision of transitional services or that we may incur other operational challenges or difficulties as a result of the separation. Certain of the agreements described above provide for the performance of services by each company for the benefit of the other for a period of time. If Pennant is unable to satisfy its obligations under these agreements, we could incur losses and may not have sufficient resources available for such services. These arrangements could also lead to disputes over rights to certain shared property and over the allocation of costs and revenues for products and operations. Our inability to effectively manage the transition activities and related events could adversely affect our business, financial condition or results of operations.

If the distribution of the shares of Pennant common stock in connection with the separation is not generally tax-free for U.S. federal income tax purposes, we and our stockholders could be subject to significant tax liabilities.

The distribution, together with certain related transactions, is intended to qualify for tax-free treatment to us and our stockholders for U.S. federal income tax purposes. Accordingly, completion of the distribution was conditioned upon, among other things, our receipt of an opinion from an outside tax advisor that the distribution will qualify as a transaction that is intended to be tax-free to both us and our stockholders for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code. The opinion was based on and relied on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings from us and Pennant, including those relating to the past and future conduct of us and Pennant. If any of these facts, assumptions, representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if we or Pennant breach any of our respective covenants relating to the distribution, the tax opinion may be invalid. Moreover, the opinion is not binding on the IRS or any courts. Accordingly, notwithstanding receipt of the opinion, the IRS could determine that the distribution and certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes.

If the distribution, together with certain related transactions, fails to qualify as a transaction that is generally tax-free under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code, in general, for U.S. federal income tax purposes, we would recognize taxable gain with respect to Pennant’s distributed common stock and our stockholders who receive shares of Pennant common stock in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

We may not achieve some or all of the anticipated benefits of the Spin-Off, which may adversely affect our business.

We may not be able to achieve the full strategic, financial or other benefits expected to result from the Spin-Off, or such benefits may be delayed or not occur at all. If we fail to achieve some or all of the expected benefits of the separation, or if such benefits are delayed, our business, financial condition, results of operations and the value of our stock could be adversely impacted. The combined value of the common stock of the two publicly traded companies may not be equal to or greater than what the value of our common stock would have been had the separation not occurred. The common stock price of each company may experience periods of extreme volatility. The separation also presents a number of significant risks to our internal processes, including the failure to maintain an adequate control environment due to changes to our infrastructure technology systems and financial reporting processes.

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

Certain directors who serve on our Board of Directors who will aslso serve as directors of the spun-off business and ownership of shares of common stock of the spun-off business by our directors and executive officers may create, or appear to create, conflicts of interest.

Certain of our directors who serve on our Board of Directors serve on the board of directors of the spun-off business. This may create, or appear to create, conflicts of interest when our, or the spun-off business’ management and directors face decisions that could have different implications for us and the spun-off business, including the resolution of any dispute regarding the terms of the agreements governing the Spin-Off and the relationship between us and the spun-off business after the Spin-Off or any other commercial agreements entered into in the future between us and the spun-off business and the allocation of such directors’ time between us and the spun-off business.

All of our executive officers and our non-employee directors own shares of the common stock of the spun-off business. The continued ownership of such common stock by our directors and executive officers following the Spin-Off creates, or may create, the appearance of a conflict of interest when these directors and executive officers are faced with decisions that could have different implications for us and the spun-off business.

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
As we continue to acquire and lease real estate assets, we may not be successful in identifying and consummating these transactions.
As part of the Spin-Off, we lease 29 of our properties to Pennant’s senior living operations. In the future, we might expand our leasing property portfolio to additional Pennant operations or unaffiliated tenants. We have very limited control over the success or failure of our tenants’ and operators’ businesses and, at any time, a tenant or operator may experience a downturn in its business that weakens its financial condition. If that happens, the tenant or operator may fail to make its payments to us when due. Although our lease agreements give us the right to exercise certain remedies in the event of default on the obligations owing to us, we may determine not to do so if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches.
An important part of our business strategy is to continue to expand and diversify our real estate portfolio through accretive acquisition and investment opportunities in healthcare properties. Our execution of this strategy by successfully identifying, securing and consummating beneficial transactions is made more challenging by increased competition and can be affected by many factors, including our relationships with current and prospective tenants, our ability to obtain debt and equity capital at costs comparable to or better than our competitors and our ability to negotiate favorable terms with property owners seeking to sell and other contractual counterparties. Our competitors for these opportunities include other healthcare REITs, real estate partnerships, healthcare providers, healthcare lenders and other investors, including developers, banks, insurance companies, pension funds, government-sponsored entities and private equity firms, some of whom may have greater financial resources and lower costs of capital than we do. If we are unsuccessful at identifying and capitalizing on investment or acquisition opportunities, our growth and profitability in our real estate investment portfolio may be adversely affected.
Investments in and acquisitions of healthcare properties entail risks associated with real estate investments generally, including risks that the investment will not achieve expected returns, that the cost estimates for necessary property improvements will prove inaccurate or that the tenant or operator will fail to meet performance expectations.  Furthermore, healthcare properties are often highly customized and the development or redevelopment of such properties may require costly tenant-specific improvements. As a result, we cannot assure you that we will achieve the economic benefit we expect from acquisition or investment opportunities.
Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness and may otherwise adversely affect our financial condition and results of operations.
Certain of our indebtedness is made at variable interest rates that use the London Interbank Offered Rate, or LIBOR (or metrics derived from or related to LIBOR), as a benchmark for establishing the interest rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established, or alternative reference rates to be established. The potential consequences cannot be fully predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows. In addition, any transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. This could materially and adversely effect our results of operations, cash flows, and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks.
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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

As approved by the Board of Directors on August 26, 2019, we entered into a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months. Under this program, we are authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws, including Rule 10b-18 promulgated under the Securities Exchange Act of 1934 as amended. During the third quarter of 2019, we repurchased 105 shares of its common stock for a total of $5.0 million. The stock repurchase program will expire on August 31, 2020. Subsequent to September 30, 2019, we repurchased 33 shares of its common stock for a total of $1.4 million.

A summary of the repurchase activity for the nine months ended September 30, 2019 is as follows (dollars in millions, except per share amounts):

Period	Total Number of Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 10 - September 27, 2019 (1)	104,938	$47.62	104,938	$15.0
October 1, 2019 (1)	32,666	43.00	32,666	13.6

(1) These purchases were effectuated through a Rule 10b5-1 trading plan adopted by the Company on September 9, 2019.
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

THE ENSIGN GROUP, INC.

October 30, 2019	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer and Executive Vice President (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document