Form 10-K
period 2019-12-31
ENSIGN GROUP, INC
filed 2020-02-05
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2019.

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

Securities registered pursuant to Section 12(g) of the Act:

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2019, was $2,103,068,000. Shares of Common Stock held by each executive officer, director and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 3, 2020, 53,531,071 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-K incorporates information by reference from the Registrant's definitive proxy statement for the Registrant's 2019 Annual Meeting of Stockholders to be filed within 120 days after the close of the fiscal year covered by this annual report.

THE ENSIGN GROUP, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which include, but are not limited to our expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities and plans and objectives of management. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are subject to the safe harbors under Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Accordingly, you should not rely upon forward-looking statements as predictions of future events. These forward-looking statements speak only as of the date of this Annual Report, and are based on our current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by us, all of which are subject to change. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

As used in this Annual Report on Form 10-K, the words, "Ensign," Company," “we,” “our” and “us” refer to The Ensign Group, Inc. and its consolidated subsidiaries. All of our operating subsidiaries, the Service Center (defined below) and our wholly owned captive insurance subsidiary (the Captive) are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. References herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar terms in this Annual Report on Form 10-K is not meant to imply, nor should it be construed as meaning, that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the subsidiaries are operated by The Ensign Group.

The Ensign Group, Inc. is a holding company with no direct operating assets, employees or revenues. In addition, certain of our wholly-owned independent subsidiaries, collectively referred to as the Service Center, provide centralized accounting, payroll, human resources, information technology, legal, risk management and other centralized services to the other operating subsidiaries through contractual relationships with such subsidiaries. In addition, the Captive provides some claims-made coverage to our operating subsidiaries for general and professional liability, as well as for certain workers' compensation insurance liabilities.

We were incorporated in 1999 in Delaware. The Service Center address is 29222 Rancho Viejo Rd Suite 127, San Juan Capistrano, CA 92675, and our telephone number is (949) 487-9500. Our corporate website is located at www.ensigngroup.net. The information contained in, or that can be accessed through, our website does not constitute a part of this Annual Report on Form 10-K.

EnsignTM is our United States trademark. All other trademarks and trade names appearing in this annual report are the property of their respective owners.

PART I.

Item 1.        BUSINESS
Founded in 1999, The Ensign Group, Inc. ("Ensign") is a holding company with subsidiaries that provide skilled nursing, senior living and rehabilitative services, as well as other ancillary businesses, in 14 states. In addition, we acquire, lease and own healthcare real estate in addition to servicing the post-acute care continuum through accretive acquisition and investment opportunities in healthcare properties. For the year ended December 31, 2019, we generated approximately 95.0% of our revenue from our skilled nursing facilities. The remainder of our revenue is primarily generated from our senior living and other ancillary services.
OPERATIONS

Overview

As of December 31, 2019, we offered skilled nursing, senior living and rehabilitative care services through 223 skilled nursing and senior living facilities. Of the 223 facilities, we operated 161 facilities under long-term lease arrangements, and have options to purchase 11 of those 161 facilities. We owned an additional 90 real estate properties, which included 62 operations we operated and managed, real estate properties of 29 senior living operations that were leased to The Pennant Group, Inc. (Pennant) as part of the Spin-Off (defined below), and the Service Center location. Of the 29 real estate, two senior living operations are located on the same real estate properties as the skilled nursing facilities.
Our Unique Approach and Structure
The name "Ensign" is synonymous with a "flag" or a "standard" and refers to our goal of setting the standard by which all others in our industry are measured. We believe that through our efforts and leadership, we can foster a new level of patient care and professional competence at our operating subsidiaries, and set a new industry standard for each patient we service. We view healthcare services primarily as a local business. We believe our success is largely driven by our ability to build strong relationships with key stakeholders from the local healthcare community, leveraging our reputation for providing superior care. Accordingly, our brand strategy and organizational structure promotes the empowerment of local leadership and staff to make their facility the “operation of choice” in their community. This is accomplished by allowing local leadership to discern and address the unique needs and priorities of healthcare professionals, customers and other stakeholders in the local community or market, and then work to create a superior service offering for, and reputation in, their particular community. This local empowerment is unique within the healthcare services industry.
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
On October 1, 2019, we completed the separation of our home health and hospice operations and substantially all of our senior living operations into Pennant, separate, publicly traded company, through a tax-free distribution of all of the outstanding shares of common stock of Pennant to Ensign stockholders on a pro rata basis (the Spin-Off). For further details on the Spin-Off, refer to section Separation of the Pennant Group, Inc. below and Note 3, Spin-Off of Subsidiaries, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

SERVICES

Transitional and Skilled Services
As of December 31, 2019, our skilled nursing companies provided skilled nursing care at 213 operations, with 22,625 operational beds, in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah,

Washington and Wisconsin. We provide short and long-term nursing care services for patients with chronic conditions, prolonged illness, and the elderly. Our residents are often high-acuity patients that come to our facilities to recover from strokes, cardiovascular and respiratory conditions, neurological conditions, joint replacements, and other muscular or skeletal disorders. We use interdisciplinary teams of experienced medical professionals to provide services prescribed by physicians. These medical professionals provide individualized comprehensive nursing care to our short-stay and long-stay patients. Many of our skilled nursing facilities are equipped to provide specialty care, such as on-site dialysis, ventilator care, cardiac and pulmonary management. We also provide standard services such as room and board, special nutritional programs, social services, recreational activities, entertainment, and other services. We are dedicated to ensuring our residents are happy, comfortable, and motivated to achieve their health goals through the provision of quality care. We generate our transitional and skilled services revenue from Medicaid, Medicare, managed care, commercial insurance, and private pay. During the year ended December 31, 2019, approximately 47.7% and 25.8% of our transitional and skilled services revenue was derived from Medicaid and Medicare programs, respectively.

Other

Revenue from our senior living operations, real estate properties, mobile diagnostics and other ancillary operations comprise approximately 5.0% of our annual revenue.
Senior Living. As of December 31, 2019, we had 2,154 senior living units at 33 operations, of which 23 are located on the same site location as our skilled nursing care operations. Our senior living companies located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Texas, and Utah, provide residential accommodations, activities, meals, housekeeping and assistance in the activities of daily living to seniors who are independent or who require some support, but not the level of nursing care provided in a skilled nursing operation. Our independent living units are non-licensed independent living apartments in which residents are independent and require no support with the activities of daily living.
Substantially all our senior living operations were contributed to Pennant as part of the Spin-Off. Thus, our remaining senior living operations are not significant to our consolidated operations, only comprising approximately 2.1% of our annual revenue. We generate revenue at these units primarily from private pay sources, with a small portion derived from Medicaid or other state-specific programs. Specifically, during the year ended December 31, 2019, approximately 69.6% of our senior living revenue was derived from private pay sources.
Real Estate. As part of the Spin-Off transaction, we lease 29 of the 90 real estate properties owned by us to Pennant on a triple-net basis. Pennant affiliates are responsible for all costs at the properties, including property taxes, insurance, maintenance and repair costs. Annual rental income generated from the leases with Pennant is $12.2 million. To date, the rental income is not a meaningful contributor to our overall operating results.
Ancillary. As of December 31, 2019, we held a majority membership interest of ancillary operations located in Arizona, California, Colorado, Idaho, Massachusetts, Texas, Utah and Washington. We have invested in and are exploring new business lines that are complementary to our existing transitional and skilled services and senior living services. These new business lines consist of mobile ancillary services, including digital x-ray, ultrasound, electrocardiograms, laboratory services, sub-acute services and patient transportation to people in their homes or at long-term care facilities. To date these businesses were not meaningful contributors to our operating results.

GROWTH

We have an established track record of successful acquisitions. Much of our historical growth can be attributed to implementing our expertise in acquiring real estate or leasing both under-performing and performing post-acute care operations and transforming them into market leaders in clinical quality, staff competency, employee loyalty and financial performance. With each acquisition, we apply our core operating expertise to improve these operations, both clinically and financially. In years where pricing has been high, we have focused on the integration and improvement of our existing operating subsidiaries while limiting our acquisitions to strategically situated properties.

From January 1, 2009 through December 31, 2019, we acquired 208 facilities, which added 15,967 operational skilled nursing beds and 5,691 senior living units to our operating subsidiaries, which included the operations that were contributed to Pennant. The following table summarizes our growth from 2009 to 2019 as a result of the acquisition of these facilities:

	December 31,
	2009	2015	2016(1)	2017(1)	2018	2019(1)(2)
Cumulative number of skilled nursing and senior living operations	77	186	210	230	244	223
Cumulative number of operational skilled nursing beds	8,250	14,925	17,724	18,870	19,615	22,625
Cumulative number of senior living units	578	4,298	4,450	5,011	5,664	2,154
(1) Included in 2015-2019 number of operational beds and number of operations are operational beds and operation we no longer operate in 2016, 2017 and 2019. The number of operations and operational beds do not include the closed facilities beginning in the year of their closures.
(2) Included in 2009-2018 number of operational units and number of operations are the operational units and operation of senior living facilities we transferred to Pennant as part of the 2019 spin-off transaction. In 2019, the number of operations and operational units do not include operations transferred to Pennant in the counts.
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
New Market CEO and New Ventures Programs.  In order to broaden our reach into new markets, and in an effort to provide existing leaders in our company with the entrepreneurial opportunity and challenge of entering a new market and starting a new business, we established our New Market CEO program in 2006. Supported by our Service Center and other resources, a New Market CEO evaluates a target market, develops a comprehensive business plan, and relocates to the target market to find talent and connect with other providers, regulators and the healthcare community in that market, with the goal of ultimately acquiring businesses and establishing an operating platform for future growth. In addition, this program includes other lines of business that are closely related to the skilled nursing industry. For example, we entered into home health and hospice industry as part of this program, which the business was part of the Spin-Off transaction in October 2019. The New Ventures program encourages our local leaders to evaluate service offerings with the goal of establishing an operating platform in new markets and new businesses. We believe that this program will not only continue to drive growth, but will also provide a valuable training ground for our next generation of leaders, who will have experienced the challenges of growing and operating a new business.
ACQUISITION HISTORY

The following table sets forth the location of our facilities and the number of operational beds and units located at our facilities as of December 31, 2019:

	CA	TX	AZ	UT	CO	WA	ID	NE	IA	SC	WI	NV	KS	Total
Number of facilities
Skilled nursing operations	47	54	29	18	9	9	9	4	4	4	2	1	—	190
Senior living communities	—	—	—	2	5	—	2	1	—	—	—	—	—	10
Campuses(1)	1	5	2	1	1	—	2	2	2	—	—	—	7	23
Number of operational beds/units
Operational skilled nursing beds	4,781	7,239	4,065	2,015	782	841	904	413	368	424	100	92	601	22,625
Senior living units	65	352	179	165	620	—	195	301	31	—	—	—	246	2,154
(1) Campus represents a facility that offers both skilled nursing and senior living services.

During the year ended December 31, 2019, we expanded our continuing operations through a combination of long-term leases and real estate purchases, with the addition of 22 stand-alone skilled nursing operations, one stand-alone senior living operations, and four campus operations. The addition of these operations added a total of 3,142 operational skilled nursing beds and 407 operational senior living units to be operated by our affiliated operating subsidiaries. We also invested in new ancillary services that are complementary to our existing businesses in addition to real estate and Medicare and Medicaid licenses acquired during the year. The aggregate purchase price for these acquisitions was approximately $149.0 million.
Subsequent to December 31, 2019, we expanded our operations through a real estate purchase with the addition of one stand-alone skilled nursing operation and one stand-alone independent living operation for a purchase price of $14.0 million. The addition of this operation added 59 operational skilled nursing beds and 158 operational senior living units to be operated by our operating subsidiary.
For further discussion of our acquisitions, see Note 8, Acquisitions in the Notes to Consolidated Financial Statements.
SEPERATION OF THE PENNANT GROUP, INC.
On October 1, 2019, we completed the separation of our home health and hospice operations and substantially all of our senior living operations into a separate, publicly traded company called The Pennant Group, Inc. through a tax-free distribution of all of the outstanding shares of common stock of Pennant to Ensign stockholders on a pro rata basis. As a result, the consolidated financial statements included in this Annual Report on Form 10-K and related financial information reflect the Pennant operations, assets and liabilities, and cash flows as discontinued operations for all periods presented. For further detail, refer to Note 3, Spin-Off of Subsidiaries, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
Beginning in the fourth quarter of 2019 and subsequent to the Spin-Off, we have one reportable segment, transitional and skilled services, which includes the operation of skilled nursing facilities and rehabilitation therapy services and comprises approximately 95.0% of our annual revenue. We also report an “all other” category that includes revenue from our senior living operations, real estate properties, mobile diagnostics, transportation and other ancillary operations. Our senior living, real estate, mobile diagnostics, transportation and other ancillary operations businesses are neither significant individually nor in aggregate and therefore do not constitute a reportable segment. Our Chief Executive Officer, who is our chief operating decision maker, or CODM, reviews financial information at the operating segment level.
Prior to the separation of Pennant, we had three reportable segments: (1) transitional and skilled services, which included the operation of skilled nursing facilities; (2) senior living services, which included the operation of assisted and independent living facilities; and (3) home health and hospice services, which included home health, home care and hospice businesses. We have presented 2019, 2018 and 2017 financial information in this Annual Report on Form 10-K on a comparative basis to conform with the current year segment presentation. For more information about our operating segment, as well as financial information, see Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 7, Business Segments of the Notes to Consolidated Financial Statements.

QUALITY OF CARE MEASURES

Improvement in Acquired Facilities. In December 2008, the Centers for Medicare and Medicaid Services (CMS) introduced the Five-Star Quality Rating System to help consumers, their families and caregivers compare nursing homes more easily. The Five-Star Quality Rating System gives each skilled nursing operation a rating between one and five stars in various categories. We have a strong history of quickly improving the quality of care in the facilities we acquire. Thus, as new assessments are conducted post-acquisition, the star ratings see consistent improvement. At the time of acquisition, the majority of our facilities have 1 and 2-Star ratings. To date, we have transformed over 80% of these to 4 and 5-Star ratings.
Over the last few years, CMS had modified the Star rating requirements. These changes have been significant and made it more difficult to achieve a 4 or 5-Star rating. CMS predicted that the 2019 changes would result in 47% of all nursing centers losing stars in their "Quality" ratings, with 33% to lose stars in their "Staffing" ratings, and some 36% to lose stars in their "Overall" ratings. Nevertheless, we continue to demonstrate strong performance in the Five-Star Quality Rating System. We believe compliance and quality outcomes are precursors to outstanding financial performance. Thus, we strive to aggressively increase quality and compliance in every facility we acquire, and to adjust our overall policies to adapt to CMS’s changing criteria for the Five-Star Quality Rating System. The table below summarizes the number of our facilities with 4 and 5-Star ratings since 2015:

	As of December 31,
	2015	2016	2017	2018	2019
4 and 5-Star Quality Rated skilled nursing facilities	72	86	100	91	102

Above-Average Ratings. Additionally, despite the fact that Ensign’s acquisition of facilities with 1 or 2-Star ratings skews our company-wide ratings, our mean score on the Five-Star Quality Rating System is 48.3%, which exceeds the national average score of 42.7%.

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

•
Increased Demand Driven by Aging Populations. As seniors account for an increasing percentage of the total U.S. population, we believe the demand for skilled nursing and senior living services will continue to increase. According to the census projection released by the U.S. Census Bureau in early 2018, between 2010 and 2030, the number of individuals over 65 years old is projected to be one of the fastest growing segments of the United States population, growing from 13% to 21%. The Bureau expects this segment to increase nearly 90% to 73 million, as compared to the total U.S. population which is projected to increase by 17% over that time period. Furthermore, the generation currently retiring has accumulated less savings than prior generations, creating demand for more affordable senior housing and skilled nursing services. As a high quality provider in lower cost settings, we believe we are well-positioned to benefit from this trend.

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

•
Accountable Care Organizations and Reimbursement Reform. A significant goal of U.S. federal health care reform is to transform the delivery of health care by changing reimbursement to reflect and support the quality and safety of care that providers deliver, increase efficiency, and reduce growth in spending. Reimbursement models that provide financial incentives to encourage efficiency, affordability, and high-quality care have been developed and implemented by government and commercial third-party payers. The most prolific of these models, the Accountable Care Organization (ACO) model, incentivizes groups of providers to share in savings that are achieved through the coordination of care and chronic disease management of an assigned patient population.  Reimbursement methodology reform includes Value-Based Purchasing (VBP), in which a portion of provider reimbursement is redistributed based on relative performance, or improvement on designated economic, clinical quality, and patient satisfaction metrics.  In addition, CMS has implementing Episode-based demonstration, voluntary and mandatory payment initiatives that bundle acute care and post-acute care reimbursement. These bundled payment models incentivize cross-continuum care coordination and include financial and performance accountability for episodes of care. These reimbursement methodologies and similar programs are likely to continue and expand, both in government and commercial health plans. Many of our operations already participate in ACOs. With our focus on quality care and strong clinical outcomes, Ensign is well-positioned to benefit from these outcome-based payment models.

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

REVENUE SOURCES

We derive revenue primarily from the Medicaid and Medicare programs, managed care and commercial insurance payors, and private pay patients. The majority of our revenue is derived from skilled nursing, which is highly dependent upon the Medicare and Medicaid programs. Thus, any changes to payment models, reimbursements and budgets impact our revenue, some positively and some negatively. A detailed discussion of the regulatory framework impacting our business is found in the Government Regulation section below. See also, Item 1.A., Risk Factors.
A brief overview of each of our revenue sources is as follows:

Medicaid.  Medicaid is a program financed by state funds and matching federal funds administered by the states and their political subdivisions, and often go by state-specific names, such as Medi-Cal in California and the Arizona Healthcare Cost Containment System in Arizona. Medicaid programs generally provide health benefits for qualifying individuals, and may supplement Medicare benefits for the disabled and for persons aged 65 and older meeting financial eligibility requirements. Medicaid reimbursement formulas are established by each state with the approval of the federal government in accordance with federal guidelines. Seniors who enter skilled nursing facilities as private pay clients can become eligible for Medicaid once they have substantially depleted their assets. Medicaid is generally the largest source of funding for most skilled nursing facilities.

Medicaid reimbursement varies from state to state and is based upon a number of different systems, including cost-based, prospective payment; case mixed adjusted payments and negotiated rate systems. Rates are subject to a state’s annual budgetary requirements and funding, statutory and regulatory changes and interpretations and rulings by individual state agencies and State Plan Amendments approved by CMS.

Medicaid typically covers patients that require standard room and board services and provides reimbursement rates that are generally lower than rates earned from other sources. We monitor our payor mix to measure the level received from each payor across each of our business units. We intend to continue to focus on enhancing our care offerings to accommodate more high acuity patients.

Approximately 77.7% of our Medicaid revenue comes from Arizona, California, Texas, and Utah. In California, the state enacted legislation expanding their Medicaid program, which in recent years has continued to see budget increases. It is projected that California General Fund spending on California Medicaid will increase by about $1.5 billion (7 percent) in 2020‑21, to a total of $23.5 billion. In California, reimbursement rates for long term care facilities are calculated based upon the median rate of each peer group, which results in varying reimbursement rates among facilities. Texas is one of the remaining states that has not expanded Medicaid under the Affordable Care Act. In 2017, Texas lawmakers underfunded Medicaid, requiring a $4.4 billion infusion of state and federal funds. Funding for the 2020-2021 biennium includes $25.5 billion in general revenue funds, which is a decrease of $1.4 billion in general funds from the 2018-2019 biennium amounts. In Arizona, the state enacted legislation expanding their Medicaid program in 2013 but has seen decreased Medicaid enrollments in recent years. Their 2020 budget for the state Medicaid program included $1.7 billion from the general fund, and the 2021 estimated budget rises to $1.9 billion.

Medicare.  Medicare is a federal program that provides healthcare benefits to individuals who are 65 years of age or older or are disabled. To achieve and maintain Medicare certification, a skilled nursing facility must sign a Medicare provider agreement and meet the CMS “Conditions of Participation” on an ongoing basis, as determined in periodic facility inspections or “surveys” conducted primarily by the state licensing agency in the state where the facility is located. Medicare pays for inpatient skilled nursing facility services under the prospective payment system (PPS). Under PPS, facilities are paid a predetermined amount per patient, per day, for certain services. Medicare Part A skilled nursing facility coverage is limited to 100 days per episode of illness for those beneficiaries who require daily care following discharge from an acute care hospital.

For Medicare beneficiaries who qualify for the Medicare Part A coverage, rehabilitation services are included in the per diem payment. For beneficiaries who do not meet the coverage criteria for Part A services, rehabilitation services may qualify for the services to be provided under Medicare Part B.

Managed Care and Private Insurance.  Managed care patients consist of individuals who are insured by certain third-party entities, or who are Medicare beneficiaries who have assigned their Medicare benefits to a senior managed care organization plan. Another type of insurance, long-term care insurance, is also becoming more available to consumers, but is not expected to contribute significantly to industry revenues in the near term.

Private and Other Payors.  Private and other payors consist primarily of individuals, family members or other third parties who directly pay for the services we provide.
The following table sets forth our total revenue by payor source generated by our transitional and skilled services and our "All Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Year Ended December 31,
	Transitional and Skilled Services		Other(1)		Total
	2019	2018	2019	2018	2019	2018
Medicaid	$789,873	$678,749	$13,079	$12,527	$802,952	$691,276
Medicare	499,353	436,580	—	—	499,353	436,580
Medicaid-skilled	132,889	117,686	—	—	132,889	117,686
Subtotal	1,422,115	1,233,015	13,079	12,527	1,435,194	1,245,542
Managed care	351,054	301,866	—	—	351,054	301,866
Private and other	161,471	144,131	88,805	63,062	250,276	207,193
Total revenue	$1,934,640	$1,679,012	$101,884	$75,589	$2,036,524	$1,754,601
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our other ancillary operations.

	Year Ended December 31,
	Transitional and Skilled Services		Other(1)		Total
	2019	2018	2019	2018	2019	2018
Medicaid	40.8%	40.4%	12.8%	16.6%	39.4%	39.4%
Medicare	25.8	26.0	—	—	24.5	24.9
Medicaid-skilled	6.9	7.0	—	—	6.5	6.7
Subtotal	73.5	73.4	12.8	16.6	70.4	71.0
Managed care	18.1	18.0	—	—	17.2	17.2
Private and other	8.4	8.6	87.2	83.4	12.4	11.8
Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Private and other payors in our "All Other" category includes revenue from all payors generated in our other ancillary operations.

Payor Sources as a Percentage of Skilled Nursing Services. The following table sets forth our percentage of skilled nursing patient days by payor source:

	Year Ended December 31,
	2019	2018
Percentage of Skilled Nursing Days:
Medicare	12.0%	12.6%
Managed care	12.2	12.0
Other skilled	4.8	4.9
Skilled mix	29.0	29.5
Private and other payors	12.1	12.2
Medicaid	58.9	58.3
Total skilled nursing	100.0%	100.0%

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

Historically, adjustments to reimbursement under Medicare and Medicaid have had a significant effect on our revenue and results of operations.  Recently enacted, pending and proposed legislation and administrative rulemaking at the federal and state levels could have similar effects on our business.  Efforts to impose reduced reimbursement rates, greater discounts and more stringent cost controls by government and other payors are expected to continue for the foreseeable future and could adversely affect our business, financial condition and results of operations.  Additionally, any delay or default by the federal or state governments in making Medicare and/or Medicaid reimbursement payments could materially and adversely affect our business, financial condition and results of operations.

Reimbursement for Rehabilitation Therapy Services.  Rehabilitation therapy revenue is primarily received from private pay, managed care and Medicare for services provided at skilled nursing operations and senior living operations. The payments are based on negotiated patient per diem rates or a negotiated fee schedule based on the type of service rendered.

Reimbursement for Senior Living and Other Ancillary Services.  Senior living facility and other ancillary revenue is primarily derived from private pay patients at rates we establish based upon the services we provide and market conditions in the area of operation, with only a small portion of such revenue derived from state-specific programs such as Medicaid.

COMPETITION

The post-acute care industry is highly competitive, and we expect that the industry will become increasingly competitive in the future. The industry is highly fragmented and characterized by numerous local and regional providers, in addition to large national providers that have achieved geographic diversity and economies of scale. Our operating subsidiaries also compete with inpatient rehabilitation facilities and long-term acute care hospitals.  Increasingly, we are competing with home health and community-based providers who have developed programs designed to provide services to seniors outside an institutional setting, potentially decreasing the time they need the higher level of care provided in a skilled nursing facility. Competitiveness may vary significantly from location to location, depending upon factors such as the number of competing facilities, availability of services, expertise of staff, and the physical appearance and amenities of each location. We believe that the primary competitive factors in the post-acute care industry are:

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

Our other services, such as senior living facilities and other ancillary services, also compete with local, regional, and national companies. The primary competitive factors in these businesses are similar to those for our skilled nursing facilities and include reputation, cost of services, quality of clinical services, responsiveness to patient/resident needs, location and the ability to provide support in other areas such as third-party reimbursement, information management and patient recordkeeping.

OUR COMPETITIVE STRENGTHS

We believe that we are well positioned to benefit from the ongoing changes within our industry. We believe that our ability to acquire, integrate and improve our facilities is a direct result of the following key competitive strengths:

 Experienced and Dedicated Employees.  We believe that our operating subsidiaries' employees are among the best in their respective industries. We believe each of our operating subsidiaries is led by an experienced and caring leadership team, including dedicated front-line care staff, who participates daily in the clinical and operational improvement of their individual operations. We have been successful in attracting, training, incentivizing and retaining a core group of outstanding business and clinical leaders to lead our operating subsidiaries. These leaders operate as separate local businesses. With broad local control, these talented leaders and their care staffs are able to quickly meet the needs of their patients and residents, employees and local communities, without waiting for permission to act or being bound to a “one-size-fits-all” corporate strategy.

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

Proven Track Record of Successful Acquisitions.  We have established a disciplined acquisition strategy that is focused on selectively acquiring operations within our target markets. Our acquisition strategy is highly operations driven. Prospective leaders are included in the decision-making process and compensated as these acquired operations reach pre-established clinical quality and financial benchmarks, helping to ensure that we only undertake acquisitions that key leaders believe can become clinically sound and contribute to our financial performance.

As of December 31, 2019, we have expanded to 223 facilities with 22,625 operational skilled nursing beds and 2,154 senior living units, through both long-term leases and purchases. We believe our experience in acquiring these operations and our demonstrated success in significantly improving their operations enables us to consider a broad range of acquisition targets. In addition, we believe we have developed expertise in transitioning newly-acquired operations to our unique organizational culture and systems, which enables us to acquire operations with limited disruption to patients, residents and operating staff, while significantly improving quality of care. We have also constructed new facilities to target demand, which exists for high-end healthcare facilities when we determine that market conditions justify the cost of new construction in some of our markets.

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

OUR GROWTH STRATEGY

We believe that the following strategies are primarily responsible for our growth to date, and will continue to drive the growth of our business:

Grow Talent Base and Develop Future Leaders.  Our primary growth strategy is to expand our talent base and develop future leaders. A key component of our organizational culture is our belief that strong local leadership is a primary key to the success of each operation. While we believe that significant acquisition opportunities exist, we have generally followed a disciplined approach to growth that permits us to acquire an operation only when we believe, among other things, that we will have qualified leadership for that operation. To develop these leaders, we have a rigorous “CEO-in-Training Program” that attracts proven business leaders from various industries and backgrounds, and provides them the knowledge and hands-on training they need to successfully lead one of our operating subsidiaries. We generally have between five and 30 prospective administrators progressing through the various stages of this training program, which is generally much more rigorous, hands-on and intensive than the minimum 1,000 hours of training mandated by the licensing requirements of most states where we do business. Once administrators are licensed and assigned to an operation, they continue to learn and develop in our operational Chief Executive Officer Program (CEO Program), which facilitates the continued development of these talented business leaders into outstanding operational chief executive officers, through regular peer review, our Ensign University and on-the-job training.

In addition, our Chief Operating Officer Program (COO Program) recruits and trains highly-qualified Directors of Nursing to lead the clinical programs in our operations. Working together with their operational CEO and/or administrator, other key operational leaders and front-line staff, these experienced nurses manage delivery of care and other clinical personnel and programs to optimize both clinical outcomes and employee and patient satisfaction.

Increase Mix of High Acuity Patients.  Many skilled nursing facilities are serving an increasingly larger population of patients who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, as a result of government and other payors seeking lower-cost alternatives to traditional acute-care hospitals. We generally receive higher reimbursement rates for providing care for these medically complex patients. In addition, many of these patients require therapy and other rehabilitative services, which we are able to provide as part of our integrated service offerings. Where higher complex services are medically necessary and prescribed by a patient's physician or other appropriate healthcare professional, we generally receive additional revenue in connection with the provision of those services. By making these integrated services available to such patients, and maintaining established clinical standards in the delivery of those services, we are able to increase our overall revenues. We believe that we can continue to attract high acuity patients to our operations by maintaining and enhancing our reputation for quality care and continuing our community focused approach.

Focus on Organic Growth and Internal Operating Efficiencies.  We plan to continue to grow organically by focusing on increasing patient occupancy within our existing operations. Although some of the facilities we have acquired were in good physical and operating condition, the majority have been clinically and financially troubled, with some facilities having had occupancy rates as low as 30% at the time of acquisition. Additionally, we believe that incremental operating margins on the last 20% of our beds/units are significantly higher than on the first 80%, offering opportunities to improve financial performance within our existing facilities. Our overall occupancy is impacted significantly by the number of facilities acquired and the operational occupancy on the acquisition date. Therefore, consolidated occupancy will vary significantly based on these factors. Our average occupancy rates for our skilled nursing facilities was 79.2% and 77.4% for the years ended December 31, 2019 and 2018, respectively.

We also believe we can generate organic growth by improving operating efficiencies and the quality of care at the patient level. By focusing on staff development, clinical systems and the efficient delivery of quality patient care, we believe we are able to deliver higher quality care at lower costs than many of our competitors.

 We also have achieved incremental occupancy and revenue growth by creating or expanding clinical service offerings in existing operations. For example, by expanding clinical programs to provide outpatient therapy services in many markets, we are able to increase revenue while spreading the fixed costs of maintaining these programs over a larger patient base. Outpatient therapy has also proven to be an effective marketing tool, raising the visibility of our facilities in their local communities and enhancing the reputation of our facilities with short-stay rehabilitation patients.

Add New Facilities and Expand Existing Facilities.  One of our growth strategies includes the acquisition of new and existing facilities from third parties and the expansion and upgrade of current facilities. In the near term, we plan to take advantage of the fragmented skilled nursing industry by acquiring operations within select geographic markets and may consider the construction of new facilities. In addition, we have targeted facilities that we believed were performing and operations that were underperforming, and where we believed we could improve service delivery, occupancy rates and cash flow. With experienced leaders in place at the community level, and demonstrated success in significantly improving operating conditions at acquired facilities, we believe that we are well positioned for continued growth. While the integration of underperforming facilities generally has a negative short-term effect on overall operating margins, these facilities are typically accretive to earnings within 12 to 18 months following their acquisition. For the 161 facilities that we acquired from 2001 through 2018, the aggregate EBITDAR as a percentage of revenue improved from 12.4% during the first full three months of operations to 14.1% during the thirteenth through fifteenth months of operations.

LABOR

 The operation of our skilled nursing and senior living facilities requires a large number of highly skilled healthcare professionals and support staff. At December 31, 2019, we had approximately 24,500 full-time equivalent employees who were employed by our Service Center and our operating subsidiaries. For the year ended December 31, 2019, approximately 60% of our total expenses were payroll related. Periodically, market forces, which vary by region, require that we increase wages in excess of general inflation or in excess of increases in reimbursement rates we receive. We believe that we staff appropriately, focusing primarily on the acuity level and day-to-day needs of our patients and residents. In most of the states where we operate, our skilled nursing facilities are subject to state mandated minimum staffing ratios, so our ability to reduce costs by decreasing staff, notwithstanding decreases in acuity or need, is limited and subject to government audits and penalties in some states. We seek to manage our labor costs by improving staff retention, improving operating efficiencies, maintaining competitive wage rates and benefits and reducing reliance on overtime compensation and temporary nursing agency services.

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

GOVERNMENT REGULATION

General
Healthcare is an area of extensive and frequent regulatory change. Changes in the law or new interpretations of existing laws may have a significant impact on our revenues, costs and the way we operate our business. Our subsidiaries that provide healthcare services are subject to federal, state and local laws relating to, among other things, licensure, delivery, quality and adequacy of care, physical plant requirements, life safety, personnel and operating policies. In addition, our provider subsidiaries are subject to federal and state laws that govern billing and reimbursement, relationships with vendors and business relationships with physicians. Such laws include the Anti-Kickback Statue, the federal False Claims Act (FCA), the Stark Law and state corporate practice of medicine statutes.
Governmental and other authorities periodically inspect our skilled nursing facilities, senior living facilities and outpatient rehabilitation agencies to verify that we continue to comply with the applicable regulations and standards. We must pass these inspections to remain licensed under state laws and to comply with our Medicare and Medicaid provider agreements. We can only participate in these third-party payment programs if inspections by regulatory authorities reveal that our operations are in substantial compliance with applicable requirements. In the ordinary course of business, we may receive notices from federal or state regulatory authorities alleging deficiencies in certain regulatory practices. These statements of deficiency may require us to take corrective action to regain and maintain compliance. In some cases, federal or state regulators may impose other remedies including imposition of CMPs, temporary payment bans, loss of certification as a provider in the Medicare and/or Medicaid program or revocation of a state operating license.
We believe that the regulatory environment surrounding the healthcare industry subjects providers to intense scrutiny. In the ordinary course of business, providers are subject to inquiries, investigations and audits by federal and state agencies related to compliance with participation and payment rules under government payment programs. These inquiries may originate from the HHS Office of the Inspector General (OIG) audits, state Medicaid agencies, local and state ombudsman offices and CMS Recovery Audit Contractors, among other agencies. In response to the inquiries, investigations and audits, the federal and state governments continue to impose citations for regulatory deficiencies and other regulatory penalties, including demands for refund of overpayments, expanded Civil Money Penalties (CMPs) that extend over long periods of time and date back to incidents long before surveyor visits, Medicare and Medicaid payment bans and terminations from the Medicare and Medicaid programs. We vigorously contest these matters where appropriate; however, there are significant legal and other expenses involved that consume our financial and personnel resources. Expansion of enforcement activity could adversely affect our business, financial condition or the results of our operations.
Medicare
As previously mentioned, Medicare presently accounts for approximately 25.8% of our transitional and skilled nursing services revenue, being our second-largest payor. The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past, and could in the future, result in substantial reductions in our revenue and operating margins.
Patient-Driven Payment Model (PDPM)
The SNF PPS Rule was effective October 1, 2019. The SNF PPS Rule includes a new case-mix model that focuses on the patient’s condition and resulting care needs (clinically relevant factors), rather than on the volume of care provided, to determine reimbursement from Medicare. The case mix-model is called the Patient-Driven Payment Model (PDPM), which utilizes clinically relevant factors for determining Medicare payment by using ICD-10 diagnosis codes and other patient characteristics as the basis for patient classification. PDPM utilizes five case-mix adjusted payment components: physician therapy (PT), occupational therapy

(OT), speech language pathology (SLP), nursing and social services (nursing) and non-therapy ancillary services (NTA). It also uses a sixth non-case mix component to cover utilization of SNF resources that do not vary depending on resident characteristics.
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
Skilled Nursing Facility - Quality Reporting Program (SNF QRP)
The Improving Medicare Post-Acute Care Transformation Act of 2014 (IMPACT Act) imposed new data reporting requirements for certain Post-Acute-Care (PAC) providers. The IMPACT Act requires that each skilled nursing facility submit their quality measures data.  Beginning with fiscal year 2018, and each subsequent year, if a skilled nursing facility does not submit required quality data, their payment rates for the year are reduced by 2.0% for that fiscal year. Application of the 2.0% reduction may result in payment rates for a fiscal year being less than the preceding fiscal year. In addition, reporting-based reductions to the market basket increase factor will not be cumulative; they will only apply for the fiscal year involved. A skilled nursing facility will receive a notification letter from its Medicare administrator contractor if it was non-compliant with the Quality Reporting Program reporting requirements and is subject to the payment reduction.

Updated performance measures mandated for the SNF QRP for fiscal year 2020 were established in the final SNF PPS rule adopted on August 8, 2019 (FY 2020 SNF PPS Rule). The final rule continues implementation of the SNF QRP measures to improve program interoperability, operational quality and safety. Specifically, the rule adopts a number of standardized patient assessment data elements. The SNF QRP applies to freestanding skilled nursing facilities, skilled nursing facilities affiliated with acute care facilities, and all non-critical access hospital swing-bed rural hospitals. Under the SNF QRP, a skilled nursing facility’s annual market basket percentage is reduced by 2.0% if the skilled nursing facility does not submit quality measure data in accordance with thresholds set by the IMPACT Act.  Skilled nursing facilities that do not meet the SNF QRP requirements for a program year will receive a notice of non-compliance.
Medicare Annual Market Basket
Current law requires CMS to calculate an annual Medicare market basket update to the payment rates. On August 7, 2019, CMS issued a final rule for fiscal year 2020 that updates the Medicare payment rates and the quality programs for skilled nursing facilities. Under the final rule, effective October 1, 2019, the aggregate payments to skilled nursing facilities increase by 2.4% for fiscal year 2020, compared to fiscal year 2019. This estimated increase is attributable to a 2.8% market basket increase factor with a 0.4% point reduction for multifactor productivity adjustment.
Skilled Nursing Facility Value-Based Purchasing (SNF-VBP) Program
The SNF-VBP Program rewards SNFs with incentive payments based on the quality of care they provide to Medicare beneficiaries, as measured by a hospital readmissions measure. CMS annually adjusts its payment rules for SNFs using the SNF-VBP Program. Effective October 1, 2018, CMS began withholding 2.0% to fund the SNF-VBP incentive payment pool and will redistribute 60% of the withheld payments back to SNFs through the program. The FY 2020 SNF PPS Rules estimate an economic impact of the SNF-VBP Program to be a reduction of $213.6 million in aggregate payments to SNFs during fiscal year 2020. The Rule also introduced two new quality measures to assess how health information is shared and adopted a number of standardized patient assessment data elements that assess factors such as cognitive function and mental status, special services, and social determinants of health.
Decisions Regarding Skilled Nursing Facility Payment

In addition to setting the payment rules for skilled nursing facility services using the SNF-VBP Program, CMS annually adjusts its payment rules for other acute and post-acute service providers including hospitals and home health agencies using a similar SNF-VBP Program. It is important to understand the Medicare program and that its reimbursement rates and rules are subject to frequent change. Historically, adjustments to reimbursement under Medicare have had a significant effect on our revenue. The federal government and state governments continue to focus on efforts to curb spending on healthcare programs such as

Medicare and Medicaid. We are not able to predict the outcome of the legislative process. We also cannot predict the extent to which proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals and existing new legislation will have on us. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue and could adversely affect our business, financial condition and results of operations.
These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past, and could in the future, result in substantial reductions in our revenue and operating margins. For a discussion of historic adjustments and recent changes to the Medicare program and related reimbursement rates, see Part II, Item 1A Risk Factors under the headings Risks Related to Our Business and Industry - “Our revenue could be impacted by federal and state changes to reimbursement and other aspects of Medicaid and Medicare,” “Our future revenue, financial condition and results of operations could be impacted by continued cost containment pressures on Medicaid spending,” “We may not be fully reimbursed for all services for which each facility bills through consolidated billing, which could adversely affect our revenue, financial condition and results of operations” and “Reforms to the U.S. healthcare system will impose new requirements upon us and may lower our reimbursements.”
Part B Rehabilitation Requirements:

Some of our revenue is paid by the Medicare Part B program under a fee schedule. Part B services are limited with a payment cap by combined speech-language pathology services (SLP) and physical therapy (PT) services and a separate annual cap for OT services. These caps were implemented under the authority of the Balanced Budget Amendments of 1997. For PT and SLP combined, the limit on incurred expenses is $2,080 for 2020 compared to $2,040 in 2019. The cap limit is the same for occupational therapy (OT) services.
On multiple occasions during the past two decades, Congress has interceded to suspend the “therapy caps” offering an “exceptions process” so claims in excess of the annualized cap can be processed.  The Deficit Reduction Act of 2005 (DRA) added Section 1833(g)(5) of the Social Security Act and directed CMS to develop a process that allows exceptions for Medicare beneficiaries to therapy caps when continued therapy is deemed medically necessary.
Specifically, the Middle Class Tax Relief and Job Creation Act of 2012 extended the therapy exceptions process but added a second tier cap mandating manual medical review (MMR) for claims submitted that exceeded $3,700 for PT and SLP services combined and another threshold of $3,700 for OT services.  On April 16, 2015, President Obama signed MACRA into law. MACRA authorized payment reforms for physicians and other professional services, including the three rehabilitative therapies, included provisions not only stabilizing the professional fee schedules, but also extending the therapy cap exceptions process through December 31, 2017. On February 9, 2018, the Bipartisan Budget Act of 2018 was signed into law, which provides for the repeal of all therapy caps retroactively to January 1, 2018.  The law retained the MMR process for claims over the threshold, but reduced the claim threshold to $3,000.
Consistent with CMS’ “Patients over Paperwork” initiative, the agency has also been moving toward eliminating burdensome claims-based functional reporting requirements for Part B therapy services. For example, beginning in January 2019, SNFs are no longer required to append selected G-codes or the severity modifiers on outpatient therapy claims. This reduces the reporting burden on therapists providing outpatient services and increase the amount of time that therapists can spend with their patients.

On November 1, 2019, CMS issued the calendar year 2020 Physician Fee Schedule Final Rule establishing that therapy assistant claim modifiers will be required starting in CY 2020. This rule is consistent with the requirement of the Balanced Budget Act (BBA) of 2018, which requires a 15% payment reduction when a physical therapist assistant (PTA) or occupational therapy assistant (OTA) provides services “in whole or in part” on a given day. While the modifiers are required to be applied to the claims beginning in calendar year 2020, the 15% therapist assistant payment reduction will not be applied until calendar year 2022. The final rule clarified the meaning of “in whole or in part” to mean when 10% or more of the services are provided by a PTA or OTA.

The FY 2020 Physician Fee Schedule (PFS), indicates that there will be no decrease in physical and occupational therapy code payments in 2020. However, in the proposed and final FY 2020 PFS, CMS also indicated its intent to make changes to reimbursement rates that would become effective January 1, 2021. These changes, if finalized in the FY 2021 PFS Rule, will effectively lower the reimbursement rate for Medicare Part B specialty providers; specific to our industry, CMS is proposing cuts to Part B therapy services by 8%.

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

Sequestration of Medicare Rates:
The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called a sequestration. Medicare FFS claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2.0% reduction in Medicare payments. All Medicare rate payments and settlements have incurred this mandatory reduction and it will continue to remain in place through at least 2023, unless Congress takes further action.
Programs of All-Inclusive Care for the Elderly:

CMS issued a final rule on June 3, 2019 which updates the requirements for the Programs of All-Inclusive Care for the Elderly (PACE) under the Medicare and Medicaid programs. The regulation is intended to provide greater operational flexibility, remove redundancies and outdated information and codify existing programs. Such flexibility includes, (i) more lenient standards applicable to the current requirement that the PACE organization be monitored for compliance with the PACE program requirements during and after a 3-year trial period and (ii) relieving certain restrictions placed upon the interdisciplinary team that comprehensively assesses and provides for the individual needs of each PACE participant by allowing one person to fill two roles and permitting secondary participation in the PACE program. Further, non-physician primary care providers can provide certain services in place of primary care physicians.
Medicaid Fiscal Accountability Regulation (MFAR)
On November 18, 2019, CMS published a proposed rule, the Medicaid Fiscal Accountability Regulation (MFAR) that could impact our federal Medicaid revenue in some of our facilities. Specifically, some states’ Medicaid programs allow for upper payment limit (UPL) payments to be made to SNFs that are owned or operated by a non-state government (NSG) provider, such as a city or county hospital. These supplemental UPL payments are paid through federal Medicaid funds, but administered through the state. In 2012, the Utah Medicaid Program was amended to allow for such UPL payments. Ensign has seventeen Utah facilities that have entered into agreements with a NSG hospital in which operations have been transferred to the NSG hospital, but Ensign-related entities manage these facilities. This has allowed these seventeen facilities to obtain supplemental UPL funds from the federal Medicaid program.
The proposed MFAR rule, if enacted as currently written, would institute sweeping changes to the UPL program, including changes to: (i) the calculations related to the UPL payments; (ii) the definition of “public funds” that can be used for intergovernmental transfers (IGTs) (which would negatively impact the available revenue for UPL payments); and (iii) the definition of a “non-state government” provider (making fewer entities eligible to participate). Additionally, the proposed MFAR rule requires additional and detailed reporting by states related to UPL payments and suggests that CMS will increase scrutiny of hospitals/facilities that are part of such arrangements.
Patient Protection and Affordable Care Act
Various healthcare reform provisions became law upon enactment of the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the ACA). The reforms contained in the ACA have affected our operating subsidiaries in some manner and are directed in large part at increased quality and cost reductions. Several of the reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services and the underlying regulatory environment. These reforms include modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. The recent congressional elections in the United States and policies implemented by the current administration have resulted in significant changes in legislation, regulation, implementation of Medicare and/or Medicaid, and government policy, but the upcoming 2020 presidential and congressional elections could significantly alter the current regulatory framework and impact our business and the health care industry. We continually monitor these developments so we can respond to the changing regulatory environment impacting our business.
Requirements of Participation

CMS has requirements that providers, including SNFs and other long-term care (LTC) facilities must meet in order to participate in the Medicare and Medicaid Programs. Some requirements can be burdensome and costly, and in recent years, CMS has modified these requirements. For example, in 2016 CMS instituted new requirements, to be met in three phases. The first phase was effective November 28, 2016, the second phase was effective November 28, 2017 and the third phase became effective November 28, 2019 (despite recent proposals to delay implementation of specific portions of the rule). Additionally, beginning in 2016, SNFs were required to comply with emergency preparedness requirements, which requirements have since been strengthened via promulgation of additional rules.
Another relevant change is a 2019 Final rule that removed the prohibition on the use of pre-dispute, binding arbitration agreements by LTC facilities. The rule imposed specific requirements on the use these agreements, including requiring the use of plain language in drafting; that facilities post a notice in plain language that describes the policy on the use of agreements for binding arbitration in an area that is visible to residents and visitors; that admission to the facility not be conditioned on the signing of an arbitration agreement; and that the facility explicitly inform the resident or his or her representative of the right not to sign the agreement as a condition of admission.
Civil and Criminal Fraud and Abuse Laws and Enforcement
Various complex federal and state laws exist which govern a wide array of referrals, relationships and arrangements, and prohibit fraud by healthcare providers. Governmental agencies are devoting increasing attention and resources to such anti-fraud efforts. The Health Insurance Portability and Accountability Act of 1996 (HIPAA), and the Balanced Budget Act of 1997 (BBA) expanded the penalties for healthcare fraud. Additionally, in connection with our involvement with federal healthcare reimbursement programs, the government or those acting on its behalf may bring an action under the False Claims Act (FCA), alleging that a healthcare provider has defrauded the government by submitting a claim for items or services not rendered as claimed, which may include coding errors, billing for services not provided, and submitting false or erroneous cost reports. The Fraud Enforcement and Recovery Act of 2009 (FERA) expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. The FCA clarifies that if an item or service is provided in violation of the Anti-Kickback Statute, the claim submitted for those items or services is a false claim that may be prosecuted under the FCA as a false claim. CMPs under the FCA range from approximately $11,600 to $23,000 and are adjusted annually for inflation. Under the qui tam or “whistleblower” provisions of the FCA, a private individual with knowledge of fraud may bring a claim on behalf of the federal government and receive a percentage of the federal government’s recovery. Due to these whistleblower incentives, lawsuits have become more frequent. Many states also have a false claim prohibition that mirrors or tracks the federal FCA. Federal law also provides that OIG has the authority to exclude individuals and entities from federally funded health care programs on a number of grounds, including, but not limited to, certain types of criminal offenses, licensure revocations or suspensions, and exclusion from state or other federal healthcare programs. And, CMS can recover overpayments from health care providers up to five years following the year in which payment was made.
In November 2019, the OIG released a report of its investigation into overpayments to hospitals that did not comply with Medicare’s post-acute-care transfer policy. Hospitals violating this policy transferred patients to certain post-acute-care settings, such as SNFs, but claimed the higher reimbursements associated with discharges to homes. A similar OIG audit, released in February 2019, focused on improper payments for SNF services when the Medicare 3-day inpatient hospital stay requirement was not met. This investigatory actions by OIG demonstrate their increased scrutiny into post-hospital SNF care provided to beneficiaries. The findings of this report which is expected to be issued in 2020 may have an impact on our industry (i.e., may encourage additional oversight or stricter compliance standards).

On numerous occasions, CMS has indicated its intent to vigilantly monitor overall payments to skilled nursing facilities, paying particular attention to facilities that have high reimbursements for ultra-high therapy, therapy resource utilization groups with higher activities of daily living scores, and long average lengths of stay. The OIG recognizes that there is a strong financial incentive for facilities to bill for higher levels of therapies, even when not needed by patients. We cannot predict the extent to which the OIG's recommendations to CMS will be implemented and, what effect, if any, such proposals would have on us. Our business model, like those of some other for-profit operators, is based in part on seeking out higher-acuity patients whom we believe are generally more profitable, and over time our overall patient mix has consistently shifted to higher-acuity in most facilities we operate. We also use specialized care-delivery software that assists our caregivers in more accurately capturing and recording services in order to, among other things, increase reimbursement to levels appropriate for the care actually delivered. These efforts may place us under greater scrutiny with the OIG, CMS, our fiscal intermediaries, recovery audit contractors and others.
Federal Health Care Reform
On October 30, 2015, CMS released a final rule addressing, among other things, implementation of certain provisions of MACRA, which changes the way physicians are paid who participate in Medicare through implementation of the Quality Payment

Program (QPP). QPP creates two tracks for physician payment: (1) the Merit-Based Incentive Payment System (MIPS) that streamlines multiple quality programs; and (2) Alternative Payment Models (APMs) that give bonus payments for participation in eligible APMs. The current Value-Based Payment Modifier program expired at the end of 2018 (CY 2018 will be the final payment adjustment period under the Value-Based Payment Modifier), with the first MIPS adjustments began in 2019. The October 30, 2015 final rule added measures where gaps exist in the current Physician Quality Reporting System (PQRS), which is used by CMS to track the quality of care provided to Medicare beneficiaries. The final rule also excludes services furnished in SNFs from the definition of primary care services for purposes of the Shared Savings Program. The rule may have an impact on our revenue in the future.

Additionally, in 2015, CMS began implementing a series of changes to the Five-Star Quality Rating system that have made it more difficult for facilities to achieve the highest ratings. These changes have included, among other things:

•
In 2015, changes include the use of antipsychotics in calculating the star ratings, modified calculations for staffing levels and reflect higher standards for nursing homes to achieve a high rating on the quality measure dimension.

•
In 2016, the addition of six new quality measures to the Nursing Home Five-Star Quality Ratings, including the rate of hospitalization, emergency room use, community discharge, improvements in function, independently worsened and anxiety or hypnotic medication among nursing home residents.

•
In 2018, (i) a freeze of the Health Inspection Five Star Ratings; (ii) the addition of Payroll Based Journals (PBJ) data to calculate the staffing ratings in the Nursing Home Five Star Quality Rating System; and (iii) the addition of two claims data measures: Medicare spending per beneficiary and rate of successful return to home or community from a skilled nursing facility for quality measures.

•
In 2019, (i) the addition of separate ratings for short stay and long stay care; (ii) changes in staffing thresholds; and (iii) modifications to put more emphasis on registered nurse (RN) staffing, including a set rating for nursing homes that report four or more days in the quarter with no RN on site.

CMS predicted that the 2019 changes would result in 47 percent of all nursing centers to lose stars in their "Quality" ratings, 33 percent to lose stars in their "Staffing" ratings, and some 36 percent to lose stars in their "Overall" ratings. Unsurprisingly, these changes resulted in a reduction in Ensign’s number of facilities with 4 or 5-star ratings in 2019. Additionally, on October 7, 2019, CMS announced it will begin increasing quality measure thresholds by 50% of the average rate of improvement of QM score every six months, beginning in April 2020. This means that if there is an average rate of improvement of 2%, the quality measure threshold will be raised 1%. This frequent adjustment is intended to avoid larger adjustments to thresholds in the future. However, CMS acknowledges that some facilities may see a decline in their overall five-star rating absent any new inspection information. This change could further affect star ratings across the industry.

On April 27, 2016, CMS added six new quality measures to its consumer-based Nursing Home Compare website. These quality measures include the rate of rehospitalization, emergency room use, community discharge, improvements in function, independent worsening of ability to move, and use antianxiety or hypnotic medication among nursing home residents. Beginning in July 2016, CMS incorporated all these measures, except for the antianxiety/hypnotic medication measure, into the calculation of the Nursing Home Five-Star Quality Ratings. In 2018, CMS added PBJ data to be used to calculate the staffing ratings in the Nursing Home Five Star Quality Rating System. In 2019, CMS updated thresholds for assigning stars for both the staffing and quality components of the system and added measures of long-stay hospitalizations and long-stay ED visits were added to the quality measure rating. Since the standards for performance are more difficult to achieve, the number of our 4 and 5 facilities could be reduced.

Additionally, in April of 2019, CMS announced a new framework for informing CMS’s work related to the safety and quality in America’s nursing homes. The approach includes the following pillars: Strengthening Oversight, Enhancing Enforcement, Increasing Transparency, Improving Quality, and Putting Patients over Paperwork. As part of the Transparency Pillar, beginning on October 23, 2019 on the Nursing Home Compare website, CMS began displaying a consumer alert icon next to nursing homes that have been cited for incidents of abuse, neglect, or exploitation. The icon will be updated monthly, at the same time CMS inspection results are updated.

Monitoring Compliance in Our Facilities

Governmental agencies and other authorities periodically inspect our facilities to assess our compliance with various standards, rules and regulations. The robust regulatory and enforcement environment continues to impact healthcare providers, especially in connection with responses to any alleged noncompliance identified in periodic surveys and other inspections by governmental authorities. Unannounced surveys or inspections generally occur at least annually and may also follow a government agency's receipt of a complaint about a facility. We must pass these inspections to maintain our licensure under state law, to obtain or maintain certification under the Medicare and Medicaid programs, to continue participation in the Veterans Administration (VA) program at some facilities, and to comply with our provider contracts with managed care clients at many facilities. From time to time, we, like others in the healthcare industry, may receive notices from federal and state regulatory agencies alleging that we failed to substantially comply with applicable standards, rules or regulations. These notices may require us to take corrective action, may impose civil monetary penalties for noncompliance, and may threaten or impose other operating restrictions on skilled nursing facilities such as admission holds, provisional skilled nursing license or increased staffing requirements. If our facilities fail to comply with these directives or otherwise fail to comply substantially with licensure and certification laws, rules and regulations, we could lose our certification as a Medicare or Medicaid provider, or lose our state licenses to operate the facilities.

Facilities with otherwise acceptable regulatory histories generally are normally given an opportunity to correct deficiencies and continue their participation in the Medicare and Medicaid programs by a certain date, usually within nine months, although where denial of payment remedies are asserted, such interim remedies go into effect much sooner. Facilities with deficiencies that immediately jeopardize patient health and safety and those that are classified as poor performing facilities, however, are not generally given an opportunity to correct their deficiencies prior to the imposition of remedies and other enforcement actions. Moreover, facilities with poor regulatory histories continue to be classified by CMS as poor performing facilities notwithstanding any intervening change in ownership, unless the new owner obtains a new Medicare provider agreement instead of assuming the facility's existing agreement. However, new owners (including us, historically) nearly always assume the existing Medicare provider agreement due to the difficulty and time delays generally associated with obtaining new Medicare certifications, especially in previously-certified locations with sub-par operating histories. Accordingly, facilities that have poor regulatory histories before we acquire them and that develop new deficiencies after we acquire them are more likely to have sanctions imposed upon them by CMS or state regulators.

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

Moreover, sanctions such as denial of payment for new admissions often are scheduled to go into effect before surveyors return to verify compliance. Generally, if the surveyors confirm that the facility is in compliance upon their return, the sanctions never take effect. However, if they determine that the facility is not in compliance, the denial of payment goes into effect retroactive to the date given in the original notice. This possibility sometimes leaves affected operators, including us, with the difficult task of deciding whether to continue accepting patients after the potential denial of payment date, thus risking the retroactive denial of revenue associated with those patients' care if the operators are later found to be out of compliance, or simply refusing admissions from the potential denial of payment date until the facility is actually found to be in compliance. In the past and from time to time, some of our affiliated facilities have been or will be in denial of payment status due to findings of continued regulatory deficiencies, resulting in an actual loss of the revenue associated with the Medicare and Medicaid patients admitted after the denial of payment date. Additional sanctions could ensue and, if imposed, these sanctions, entailing various remedies up to and including decertification.

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

Regulations Regarding Financial Arrangements

We are also subject to federal and state laws that regulate financial arrangement by healthcare providers, such as the federal and state anti-kickback laws, the Stark laws, and various state anti-referral laws.

The Anti-Kickback Statute, Section 1128B of the Social Security Act (the Anti-Kickback Statute or AKS) prohibits the knowing and willful offer, payment, solicitation, or receipt of any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce the referral of an individual, in return for recommending, or to arrange for, the referral of an individual for any item or service payable under any federal healthcare program, including Medicare or Medicaid. The OIG has issued regulations that create “safe harbors” for certain conduct and business relationships that are deemed protected under the Anti-Kickback Statute. In order to receive safe harbor protection, all of the requirements of a safe harbor must be met. The fact that a given business arrangement does not fall within one of these safe harbors, however, does not render the arrangement per se illegal. Business arrangements of healthcare service providers that fail to satisfy the applicable safe harbor criteria, if investigated, will be evaluated based upon all facts and circumstances and risk increased scrutiny and possible sanctions by enforcement authorities.

Violations of the federal anti-kickback laws can result in criminal penalties of up to $100,000 and ten years' imprisonment. Violations of the anti-kickback laws can also result in civil monetary penalties of up to $100,000 per violation and an assessment of up to three times the total amount of remuneration offered, paid, solicited, or received. Violation of the anti-kickback laws may also result in an individual's or organization's exclusion from future participation in Medicare, Medicaid and other state and federal healthcare programs. State Medicaid programs are required to enact an anti-kickback statute. Many states in which we operate have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients regardless of the source of payment for the care. We believe that business practices of providers and financial relationships between providers have become subject to increased scrutiny as healthcare reform efforts continue on the federal and state levels.

In addition to these regulations, we may face adverse consequences if we violate the federal Stark laws related to certain Medicare physician referrals. Section 1877 of the Social Security Act, commonly known as the “Stark Law,” provides that a physician may not refer a Medicare or Medicaid patient for a “designated health service” to an entity with which the physician or an immediate family member has a financial relationship unless the financial arrangement meets an exception under the Stark Law or its regulations. Designated health services include inpatient and outpatient hospital services, PT, OT, SLP, durable medical equipment, prosthetics, orthotics and supplies, diagnostic imaging, enteral and parenteral feeding and supplies, home health services, and clinical laboratory services. Under the Stark Law, a “financial relationship” is defined as an ownership or investment interest or a compensation arrangement. If such a financial relationship exists and does not meet a Stark Law exception, the entity is prohibited from submitting or claiming payment under the Medicare or Medicaid programs or from collecting from the patient or other payor. Many of the compensation arrangements exceptions permit referrals if, among other things, the arrangement is set forth in a written agreement signed by the parties, the compensation to be paid is set in advance, is consistent with fair market value and is not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties. Exceptions may have other requirements. Any funds collected for an item or service resulting from a referral that violates the Stark Law must be repaid to Medicare or Medicaid, any other third-party payor, and the patient. In addition, CMPs, which are adjusted for annual inflation, and treble damages may be imposed for presenting or causing to be presented, a claim for a service rendered in violation of the Stark Law. Many states have enacted healthcare provider referral laws that go beyond physician self-referrals or apply to a greater range of services than just the designated health services under the Stark Law.

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

 Regulations Regarding Patient Record Confidentiality

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

 Antitrust Laws

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

REGULATIONS SPECIFIC TO SENIOR LIVING COMMUNITIES

As previously mentioned, senior living services revenue is primarily derived from private pay residents, with a small portion of senior living revenue (approximately 10%) derived from Medicaid funds. Thus, some of the regulations discussed above applicable to Medicaid providers, also apply to senior living. However, the following provides a brief overview of the regulatory framework applicable specifically to senior living.

A majority of states provide, or are approved to provide, Medicaid payments for personal care and medical services to some residents in licensed senior living communities under waivers granted by or under Medicaid state plans approved by CMS. State Medicaid programs control costs for senior living and other home and community-based services by various means such as restrictive financial and functional eligibility standards, enrollment limits and waiting lists. Because rates paid to senior living community operators are generally lower than rates paid to SNF operators, some states use Medicaid funding of senior living services as a means of lowering the cost of services for residents who may not need the higher level of health services provided in SNFs. States that administer Medicaid programs for services in senior living communities are responsible for monitoring the services at, and physical conditions of, the participating communities. As a result of the growth of senior living in recent years, states have adopted licensing standards applicable to assisted living communities. Most state licensing standards apply to senior living communities regardless of whether they accept Medicaid funding.

Since 2003, CMS has commenced a series of actions to increase its oversight of state quality assurance programs for senior living communities and has provided guidance and technical assistance to states to improve their ability to monitor and improve the quality of services paid for through Medicaid waiver programs. CMS is encouraging state Medicaid programs to expand their use of home and community-based services as alternatives to institutional services, pursuant to provisions of the ACA, and other authorities, through the use of several programs.

The types of laws and statutes affecting the regulatory landscape of the post-acute industry continue to expand. In addition to this changing regulatory environment, federal, state and local officials are increasingly focusing their efforts on the enforcement of these laws. In order to operate our businesses, we must comply with federal, state and local laws relating to licensure, delivery and adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate-setting, billing and reimbursement, building codes and environmental protection. Additionally, we must also adhere to anti-kickback statues, physician referral laws, and safety and health standards set by the Occupational Safety and Health Administration (OSHA). Changes in the law or new interpretations of existing laws may have an adverse impact on our methods and costs of doing business.

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

AVAILABLE INFORMATION

We are subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the Exchange Act). Consequently, we are required to file reports and information with the Securities and Exchange Commission (SEC), including reports on the following forms: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports and other information concerning our company may be accessed through the SEC's website at http://www.sec.gov.

You may also find on our website at http://www.ensigngroup.net, electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Such filings are placed on our website as soon as reasonably possible after they are filed with the SEC. All such filings are available free of charge. Information contained in our website is not deemed to be a part of this Annual Report on Form 10-K.

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
Risks Related to Our Business and Industry
Our revenue could be impacted by federal and state changes to reimbursement and other aspects of Medicare.

We derived 24.5% and 24.9% of our revenue from the Medicare programs for the years ended December 31, 2019 and 2018, respectively. In addition, many other payors may use published Medicare rates as a basis for reimbursements. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, or if there are delays in Medicare payments, our business and results of operations will be adversely affected.

The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), annual caps that limit the amount that can be paid (including deductible and coinsurance amounts) administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past and could in the future result in substantial reductions in our revenue and operating margins. For example, due to the federal sequestration, an automatic 2% reduction in Medicare spending took effect beginning in April 2013.  Subsequent actions by Congress extended sequestration through 2023.

Additionally, Medicare payments can be delayed or declined due to determinations that certain costs are not reimbursable or reasonable because either adequate or additional documentation was not provided or because certain services were not covered or considered medically necessary. Additionally, revenue from these payors can be retroactively adjusted after a new examination during the claims settlement process or as a result of post-payment audits. New legislation and regulatory proposals could impose further limitations on government payments to healthcare providers.

In addition, CMS often changes the rules governing the Medicare program, including those governing reimbursement. Changes to the Medicare program that could adversely affect our business include:

•	administrative or legislative changes to base rates or the bases of payment;

•	limits on the services or types of providers for which Medicare will provide reimbursement;

•	changes in methodology for patient assessment and/or determination of payment levels;

•	the reduction or elimination of annual rate increases (See also, Item 1., Government Regulation); or

•	an increase in co-payments or deductibles payable by beneficiaries.
Among the important statutory changes that are being implemented by CMS are provisions of the IMPACT Act. This law imposes a stringent timeline for implementing benchmark quality measures and data metrics across post-acute care providers (Long Stay Hospitals, IRFs, Skilled Nursing Facilities and Home Health Agencies). The enactment also mandates specific actions to design a unified payment methodology for post-acute providers. CMS continues to promulgate regulations to implement provisions of this enactment. Depending on the final details, the costs of implementation could be significant. The failure to meet implementation requirements could expose providers to fines and payment reductions.
Reductions in reimbursement rates or the scope of services being reimbursed could have a material, adverse effect on our revenue, financial condition and results of operations or even result in reimbursement rates that are insufficient to cover our operating costs. Additionally, any delay or default by the government in making Medicare reimbursement payments could materially and adversely affect our business, financial condition and results of operations.
Reductions in Medicaid reimbursement rates or changes in the rules governing the Medicaid program could have a material, adverse effect on our revenues, financial condition and results of operations.
A significant portion of reimbursement for skilled nursing services comes from Medicaid. In fact, Medicaid is our largest source of revenue, accounting for 45.9% of our revenue in 2019 and 46.1% in 2018. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. Since a significant portion of our revenue is generated from our skilled nursing operating subsidiaries in California, Texas and Arizona, any budget reductions or delays in these states could adversely affect our net patient service revenue and profitability. Despite present state budget surpluses in many of the states in which we operate, we can expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities, and any such decline could adversely affect our financial condition and results of operations.
The Medicaid program and its reimbursement rates and rules are subject to frequent change at both the federal and state level. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which our services are reimbursed by state Medicaid plans. To generate funds to pay for the increasing costs of the Medicaid program, many states utilize financial arrangements commonly referred to as provider taxes. Under provider tax arrangements, states collect taxes from healthcare providers and then use the revenue to pay the providers as a Medicaid expenditure, which allows the states to then claim additional federal matching funds on the additional reimbursements. Current federal law provides for a cap on the maximum allowable provider tax as a percentage of the provider's total revenue. There can be no assurance that federal law will continue to provide matching federal funds on state Medicaid expenditures funded through provider taxes, or that the current caps on provider taxes will not be reduced. Any discontinuance or reduction in federal matching of provider tax-related Medicaid expenditures could have a significant and adverse effect on states' Medicaid expenditures, and as a result could have a material and adverse effect on our business, financial condition or results of operations.

Additionally, as discussed in greater detail in Item 1.A, under the Government Regulation heading, CMS recently published a proposed rule, titled Medicaid Fiscal Accountability Regulation (MFAR). If the proposed MFAR rule goes into effect, without change, the number of our facilities participating in the UPL program (presently, 17 facilities), and/or the amount of reimbursement we receive through the UPL program, could dramatically decrease or even cease. Such would have a significant and adverse effect on our Utah Medicaid revenue, and as a result could have a material and adverse effect on our business, financial condition or results of operations.
Our revenue could be impacted by a shift to value-based reimbursement models, such as PDPM.
As discussed in more detail in Item 1, Government Regulation, CMS implemented a final rule in October 2019 to replace the existing case-mix classification system, RUG-IV, with a new case-mix classification system, PDPM, that focuses more on the clinical condition of the patient and less on the volume of services provided. The following represent examples of potential risks associated with PDPM:

•
Transition to a new reimbursement model. There is a short-term risk related to decreased accuracy due to the inherent learning curve associated with the implementation of a new reimbursement system and the corresponding process changes required to ensure that all the clinical conditions affecting the patient are accurately captured. During the initial transition from RUG IV to PDPM, it is possible that providers may not capture all aspects of a patient’s condition, resulting in lower reimbursement under PDPM. However, this risk should subside over time as providers gain experience with the new system.

•
Future reimbursement levels. The final rule indicates that payments under PDPM will be budget neutral. CMS has made assumptions in the final rule as to the comparison of payments under RUG-IV to PDPM in fiscal year 2020. This estimate determined that a parity adjustment would be required to increase PDPM payments to bring them equal to what they would have been under RUG-IV payments. This increase, for fiscal year 2020, would achieve budget neutrality. However, the risk to providers is that going forward from fiscal year 2020 a lower parity adjustment could be applied to recapture any exceptional overpayments to providers caused by overestimating the parity adjustment. With the increased focus on therapy utilization under RUGs IV, there is concern as to the accuracy of the parity adjustment and how closely it will reflect the data that will be captured under PDPM where the focus is on the clinical condition of the patient in lieu of resource utilization. In addition, the entire parity adjustment could be removed by CMS and this would cause a drastic reduction in payments.

•
Medicare Managed Care Programs and Rates. The introduction of PDPM could pose an indirect risk on existing Medicare Managed Care Plans. For example, many of the Medicare Managed Care Plans have relied upon the existing RUG-IV rates to set their own rates. Medicare Managed Care Plan contracts with providers may even make reference to RUG-IV rates. With the implementation of PDPM, CMS will no longer support the RUG-IV system after fiscal year 2020. This will leave providers to negotiate individual Medicare Managed Care reimbursement rates not based on the traditional Medicare Part A program. The risk is that the Medicare Managed Care Plans could negotiate much lower reimbursement rates and or leave providers without a contract for their Medicare Managed Care patients because the reimbursement rates would be too low to cover the cost of care.

•
Impact on Medicaid Reimbursement. Various state Medicaid programs have used data collected using the MDS based on RUG-IV. With the shift to PDPM, some or all of that data will no longer be collected by CMS and made available to the states. In addition, CMS has notified state Medicaid programs that they will no longer support the RUG-IV system after fiscal year 2020 and recommended that states make changes to their Medicaid reimbursement programs to accommodate the upcoming changes. Consequently, there is a risk to providers that states may not have sufficient time to address the changes required to transition to a different Medicaid reimbursement methodology. We may be adversely affected by the rates at which our services are reimbursed by state Medicaid plans.

Reforms to the U.S. healthcare system continue to impose new requirements upon us and may lower our reimbursements.
The Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the ACA) included sweeping changes to how healthcare is paid for and furnished in the U.S. Applicable to our business, as discussed in greater detail in Item 1., under Government Regulation, the ACA included the following:

•
Imposed new reporting obligations on SNFs, requiring them to (i) disclose information regarding ownership, expenditures and certain other information, and (ii) electronically submit verifiable data on direct care staffing.

•
Sought to address potential fraud and abuse in federal healthcare programs by, among other things, (i) implementing screenings and enhanced oversight periods for new providers and suppliers, (ii) providing enhanced penalties for submitting false claims, (iii) providing funding for enhanced anti-fraud activities, and (iv) providing the federal government with expanded authority to suspend payment if a provider is investigated for allegations or issues of fraud.

•
Gave authority to United States Department of Health and Human Services (HHS) to establish, test and evaluate alternative payment methodologies for Medicare services, many of which have been developed, focusing on incentives for providers to coordinate patient care across the continuum and to be jointly accountable for an entire episode of care centered around a hospitalization.

•
Working to improve the healthcare delivery system through incentives to enhance quality, improve beneficiary outcomes and increase value of care, with one of these key delivery system reforms being the encouragement of ACOs to facilitate coordination and cooperation among providers to improve the quality of care for Medicare beneficiaries and reduce unnecessary costs. Participating ACOs that meet specified quality performance standards are eligible to receive a share of any savings if the actual per capita expenditures of their assigned Medicare beneficiaries are a sufficient percentage below their specified benchmark amount.

•
Required HHS to develop a plan to implement a value-based purchasing program for Medicare payments to skilled nursing facilities, including measures and performance standards regarding preventable hospital readmissions. As part of this program, the skilled nursing facility value-based purchasing (SNF VBP) program rewards skilled nursing facilities with incentive payments based on the quality of care they provide to Medicare beneficiaries, as measured by a hospital readmissions measure. CMS withholds 2% of skilled nursing facilities’ fee-for-service Part A Medicare payments to fund the program, referred to as the “withhold.” CMS then redistributes 60% of the withhold to skilled nursing facilities as incentive payments.

CMS will continue to issue rules to implement the ACA. Courts will continue to interpret and apply the ACA’s provisions. We cannot predict what effect these changes will have on our business, including the demand for our services or the amount of reimbursement available for those services. However, it is possible these new laws may lower reimbursement or increase the cost of doing business and adversely affect our business.

Additionally, as discussed below under the heading “Our business may be materially impacted if certain aspects of the ACA are amended, repealed, or successfully challenged,” any further amendments or revisions to the ACA or its implementing regulations could materially impact our business. Moreover, the upcoming presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulation, implementation or repeal of laws and rules related to government health programs, including Medicare and Medicaid. This includes Democratic proposals for Medicare for All or significant expansion of Medicare, which could significantly impact our business and the healthcare industry. We continually monitor these developments in order to respond to the changing regulatory environment impacting our business.

Our business may be materially impacted if certain aspects of the ACA are amended, repealed, or successfully challenged.

A number of lawsuits have been filed challenging various aspects of the ACA and related regulations. In addition, the efficacy of the ACA is the subject of much debate among members of Congress and the public. On December 14, 2018, the U.S. District
Court for the Northern District of Texas held the individual mandate provision, and therefore the entirety of ACA, unconstitutional. This ruling was appealed to the Fifth Circuit Court of Appeals, which issued its decision on December 18, 2019, partially affirming the district court’s decision, finding the individual mandate to be unconstitutional and remanding the case to the district court for additional analysis on whether the individual mandate provision was severable from the remainder of the ACA. The case has been appealed to the U.S. Supreme Court. Other unrelated cases challenging the ACA or related rules have had inconsistent outcomes - some expand the ACA while others limit the ACA. Thus, the future impact of the ACA on our business is difficult to predict. The uncertainty as to the future of the ACA may negatively impact our business, as will any material changes to the ACA.

Presidential and Congressional elections in the United States could result in significant changes to, and uncertainty with respect to, legislation, regulation, implementation or repeal of the ACA, and other federal health program policy that could significantly impact our business and the healthcare industry. In the event that legal challenges are successful or the ACA is repealed or materially amended, particularly any elements of the ACA that are beneficial to our business or that cause changes in the health insurance industry, including reimbursement and coverage by private, Medicare or Medicaid payers, our business, operating results and financial condition could be harmed. While it is not possible to predict whether and when any such changes will occur, specific proposals discussed during and after the election, including a repeal or material amendment of the ACA, could harm our business, operating results and financial condition. In addition, even if the ACA is not amended or repealed, the President and the executive branch of the federal government, as well as CMS and HHS have a significant impact on the implementation of the provisions of the ACA, and a new administration could make changes impacting the implementation and enforcement of the ACA, which could harm our business, operating results and financial condition. If we are slow or unable to adapt to any such changes, our business, operating results and financial condition could be adversely affected.

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

In cases where claim and documentation review by any CMS contractor results in repeated poor performance, an operation can be subjected to protracted oversight. This oversight may include repeat education and re-probe, extended pre-payment review, referral to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement outside of specifically reviewed claims. Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. As of December 31, 2019, we had eight operating subsidiaries that had reviews scheduled, on appeal, or in a dispute resolution process, both pre- and post-payment.

Additionally, both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and, in particular, skilled nursing facilities. The focus of these investigations includes, among other things:

•	cost reporting and billing practices;

•	quality of care;

•	financial relationships with referral sources; and

•	medical necessity of services provided.

On May 31, 2018, we received a Civil Investigative Demand (CID) from the DOJ stating that it is investigating the Company to determine whether we have violated the FCA and/or the Anti-Kickback Statute with respect to the relationships between certain of our skilled nursing facilities and persons who served as medical directors, advisory board participants or other referral sources. The CID covered the period from October 3, 2013 to the present and was limited in scope to ten of our Southern California skilled nursing facilities. In October 2018, the Department of Justice made an additional request for information covering the period of January 1, 2011 to the present, relating to the same topic. As a general matter, our operating entities maintain policies and procedures to promote compliance with the FCA, the Anti-Kickback Statute, and other applicable regulatory requirements. We are fully cooperating with the U.S. Department of Justice to promptly respond to the requests for information. However, we cannot predict when the investigation will be resolved, the outcome of the investigation or its potential impact on the Company.

If we should agree to a settlement of, claims or obligations under federal Medicare statutes, the federal FCA, or similar state and federal statutes and related regulations, our business, financial condition and results of operations and cash flows could be materially and adversely affected, and our stock price could be adversely impacted. Among other things, any settlement or litigation could involve the payment of substantial sums to settle any alleged civil violations and may also include our assumption of specific procedural and financial obligations going forward under a corporate integrity agreement and/or other arrangement with the government.

If the government or court were to conclude that errors and deficiencies constitute criminal violations, concluded that such errors and deficiencies resulted in the submission of false claims to federal healthcare programs, or if it were to discover other problems in addition to the ones identified by the probe reviews that rose to actionable levels, we and certain of our officers might face potential criminal charges and/or civil claims, administrative sanctions and penalties for amounts that could be material to our business, results of operations and financial condition. In addition, we and/or some of the key personnel of our operating subsidiaries could be temporarily or permanently excluded from future participation in state and federal healthcare reimbursement programs such as Medicaid and Medicare.

If any of our affiliated facilities is decertified or loses its licenses, our revenue, financial condition or results of operations would be adversely affected. In addition, the report of such issues at any of our affiliated facilities could harm our reputation for quality care and lead to a reduction in the patient referrals of our operating subsidiaries and ultimately a reduction in occupancy at these facilities. Also, responding to auditing and enforcement efforts diverts material time, resources and attention from our management team and our staff, and could have a materially detrimental impact on our results of operations during and after any such investigation or proceedings, regardless of whether we prevail on the underlying claim.

We are subject to extensive and complex laws and government regulations. If we are not operating in compliance with these laws and regulations or if these laws and regulations change, we could be required to make significant expenditures or change our operations in order to bring our facilities and operations into compliance.

We, along with other companies in the healthcare industry, are required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

•	licensure and certification;

•	adequacy and quality of healthcare services;

•	qualifications of healthcare and support personnel;

•	quality of medical equipment;

•	confidentiality, maintenance and security issues associated with medical records and claims processing;

•	relationships with physicians and other referral sources and recipients;

•	constraints on protective contractual provisions with patients and third-party payors;

•	operating policies and procedures;

•	addition of facilities and services; and

•	billing for services.

The laws and regulations governing our operations, along with the terms of participation in various government programs, regulate how we do business, the services we offer, and our interactions with patients and other healthcare providers. These laws and regulations are subject to frequent change. We believe that such regulations may increase in the future and we cannot predict the ultimate content, timing or impact on us of any healthcare reform legislation. Changes in existing laws or regulations, or the enactment of new laws or regulations, could negatively impact our business. If we fail to comply with these applicable laws and regulations, we could suffer civil or criminal penalties and other detrimental consequences, including denial of reimbursement, imposition of fines, temporary suspension of admission of new patients, suspension or decertification from the Medicaid and Medicare programs, restrictions on our ability to acquire new facilities or expand or operate existing facilities, the loss of our licenses to operate and the loss of our ability to participate in federal and state reimbursement programs. Additionally, in the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses.

As discussed in greater detail in Item 1., Government Regulation, we are subject to federal and state laws intended to prevent healthcare fraud and abuse, including the federal False Claims Act (FCA), state false claims acts, the illegal remuneration provisions of the Social Security Act, the federal Anti-Kickback Statute (AKS), state anti-kickback laws, the Civil Monetary Penalties Law and the federal “Stark” law. Among other things, these laws prohibit kickbacks, bribes and rebates, as well as other direct and indirect payments or fee-splitting arrangements that are designed to induce the referral of patients to a particular provider for medical products or services payable by any federal healthcare program and prohibit presenting a false or misleading claim for payment under a federal or state program. They also prohibit some physician self-referrals. Possible sanctions for violation of any of these restrictions or prohibitions include loss of eligibility to participate in federal and state reimbursement programs and civil and criminal penalties. If we fail to comply, even inadvertently, with any of these requirements, we could be required to alter our operations, refund payments to the government, enter into a corporate integrity agreement, deferred prosecution or similar agreements with state or federal government agencies, and become subject to significant civil and criminal penalties. For example, in April 2013, we reached a settlement with the Department of Justice (DOJ) regarding their investigation related to claims submitted to the Medicare program for rehabilitation services provided at skilled nursing facilities in Southern California. As part of the settlement, we agreed to pay $48.0 Million and we entered into a Corporate Integrity Agreement (the CIA) with the Office of Inspector General-HHS. Failure to comply with the terms of a Corporate Integrity Agreement can result in substantial civil or criminal penalties and being excluded from government health care programs, which could adversely affect our financial condition and results of operations. In March 2019, we were notified by the OIG that the five-year term of the CIA has been concluded and effectively released from the CIA.

These anti-fraud and abuse laws and regulations are complex, and we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. While we do not believe we are in violation of these prohibitions, we cannot assure you that governmental officials charged with the responsibility for enforcing these prohibitions will not assert that we are violating the provisions of such laws and regulations. As already mentioned herein, the Company is currently aware of another investigation by the DOJ related to allegations some of our California facilities may have violated the FCA and/or the Anti-Kickback Statute with respect to the relationships between certain of our skilled nursing facilities and persons who served as medical directors, advisory board participants or other referral sources. While our operating entities maintain policies and procedures to promote compliance with the FCA, the Anti-Kickback Statute, and other applicable regulatory requirements, we cannot predict when the investigation will be resolved, the outcome of the investigation or its potential impact on the Company.

We are unable to predict the future course of federal, state and local regulation or legislation, including Medicare and Medicaid statutes and regulations related to fraud and abuse, the intensity of federal and state enforcement actions or the extent and size of any potential sanctions, fines or penalties. Changes in the regulatory framework, our failure to obtain or renew required regulatory approvals or licenses or to comply with applicable regulatory requirements, the suspension or revocation of our licenses or our disqualification from participation in federal and state reimbursement programs, or the imposition of other enforcement sanctions, fines or penalties could have a material adverse effect upon our business, financial condition or results of operations. Furthermore, should we lose licenses or certifications for a number of our facilities or other businesses as a result of regulatory action or legal proceedings, we could be deemed to be in default under some of our agreements, including agreements governing outstanding indebtedness.

Public and government calls for increased survey and enforcement efforts toward long-term care facilities could result in increased scrutiny by state and federal survey agencies. In addition, potential sanctions and remedies based upon alleged regulatory deficiencies could negatively affect our financial condition and results of operations.

The intensified and evolving enforcement environment impacts providers like us because of the increase in the scope or number of inspections or surveys by governmental authorities and the severity of consequent citations for alleged failure to comply with regulatory requirements. We also divert personnel resources to respond to surveys, federal and state investigations, audits and other enforcement actions. The diversion of these resources, including our management team, clinical and compliance staff, and others take away from the time and energy that these individuals could otherwise spend on routine operations.

As discussed in Item 1, under the heading Government Regulation, from time to time in the ordinary course of business, we receive deficiency reports from state and federal regulatory bodies resulting from such inspections or surveys. The focus of these deficiency reports tends to vary from year to year and state to state. Although most inspection deficiencies are resolved through an agreed-upon plan of corrective action, the reviewing agency typically has the authority to take further action against a licensed or certified facility, which could result in the imposition of fines, imposition of a license to a conditional or provisional status, suspension or revocation of a license, suspension or denial of payment for new admissions, loss of certification as a provider under state or federal healthcare programs, or imposition of other sanctions, including criminal penalties. In the past, we have experienced inspection deficiencies that have resulted in the imposition of a provisional license and could experience these results in the future.

Furthermore, in some states, citations in one Company facility could negatively impact other Company facilities in the same state. Revocation of a license at a given facility could therefore impair our ability to obtain new licenses or to renew existing licenses at other facilities, which may also trigger defaults or cross-defaults under our leases and our credit arrangements, or adversely affect our ability to operate or obtain financing in the future. If state or federal regulators were to determine, formally or otherwise, that one facility's regulatory history ought to impact another of our existing or prospective facilities, this could also increase costs, result in increased scrutiny by state and federal survey agencies, and even impact our expansion plans. Therefore, our failure to comply with applicable legal and regulatory requirements in any single facility could negatively impact our financial condition and results of operations as a whole.

For example, in 2016, we elected to voluntarily close one operating subsidiary as a result of multiple regulatory deficiencies in order to avoid continued strain on our staff and other resources and to avoid restrictions on our ability to acquire new facilities or expand or operate existing facilities. In addition, from time to time, we have opted to voluntarily stop accepting new patients pending completion of a new state survey, in order to avoid possible denial of payment for new admissions during the deficiency cure period, or simply to avoid straining staff and other resources while retraining staff, upgrading operating systems or making other operational improvements. If we elect to voluntary close any operations in the future or to opt to stop accepting new patients pending completion of a state or federal survey, it could negatively impact our financial condition and results of operation.

We have received notices of potential sanctions and remedies based upon alleged regulatory deficiencies from time to time, and such sanctions have been imposed on some of our affiliated facilities. We have had affiliated facilities placed on special focus facility status in the past, continue to have some facilities on this status currently and other operating subsidiaries may be identified for such status in the future. We currently have two facilities placed on special focus facility status. Other operating subsidiaries may be identified for such status in the future.

Future cost containment initiatives undertaken by private third-party payors may limit our future revenue and profitability.

Our non-Medicare and non-Medicaid revenue and profitability are affected by continuing efforts of third-party payors to maintain or reduce costs of healthcare by lowering payment rates, narrowing the scope of covered services, increasing case management review of services and negotiating pricing. In addition, sustained unfavorable economic conditions may affect the number of patients enrolled in managed care programs and the profitability of managed care companies, which could result in reduced payment rates. There can be no assurance that third party payors will make timely payments for our services, or that we will continue to maintain our current payor or revenue mix. We are continuing our efforts to develop our non-Medicare and non-Medicaid sources of revenue and any changes in payment levels from current or future third-party payors could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.

Changes in Medicare reimbursements for physician and non-physician services could impact reimbursement for medical professionals.
As discussed in greater detail in Item 1., Government Regulation, MACRA revised the payment system for physician and non-physician services. Section 1 of that law, the sustainable growth rate repeal and Medicare Provider Payment Modernization will impact payment provisions for medical professional services. That enactment also extended for two years provisions that permit an exceptions process from therapy caps imposed on Medicare Part B outpatient therapy. There was a combined cap for PT and SLP and a separate cap for OT services that apply subject to certain exceptions. On February 9, 2018, the Bipartisan Budget Act of 2018 was signed into law, which provides for the repeal of all therapy caps retroactively to January 1, 2018.  The law also reduced the monetary threshold that triggers a manual medical review (MMR), in certain instances (from $3,700 to $3,000). The reduction in the MMR threshold will likely result in increased number of reviews, which could in turn have a negative effect on our business, financial condition or results of operations.
Security breaches and other cyber-security incidents could violate security laws and subject us to significant liability.

We are required to comply with numerous legislative and regulatory requirements at the federal and state levels addressing patient privacy and security of health information.  The Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Clinical Health Act of 2009 (HITECH Act) requires us to adopt and maintain business procedures and systems designed to protect the privacy, security and integrity of patients' individual health information.  States also have laws that apply to the privacy of healthcare information. We must comply with these state privacy laws to the extent that they are more protective of healthcare information or provide additional protections not afforded by HIPAA. If we fail to comply with these state and federal laws, we could be subject to criminal penalties, civil sanctions, litigation, and be forced to modify our policies and procedures. Additionally, if a breach under HIPAA or other privacy laws were to occur, remediation efforts could be costly and damage to our reputation could occur.

Additionally, healthcare businesses are increasingly targets of cyberattacks whereby hackers disrupt business operations and/or obtain protected health information, often demanding large ransoms. Our business is dependent on the proper functioning and availability of our computer systems and networks. While we have taken steps to protect the safety and security of our information systems and the patient health information and other data maintained within those systems, we cannot assure you that our safety and security measures and disaster recovery plan will prevent damage, interruption or breach of our information systems and operations. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security of our information systems. Unauthorized parties may attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud or other forms of deceiving our employees or contractors.

On occasion, we have acquired additional information systems through our business acquisitions, and these acquired systems may expose us to risk. We also license certain third-party software to support our operations and information systems. Our inability, or the inability of third-party software providers, to continue to maintain and upgrade our information systems and software could disrupt or reduce the efficiency of our operations. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems also could disrupt or reduce the efficiency of our operations.

A cyber security attack or other incident that bypasses our information systems security could cause a security breach which may lead to a material disruption to our information systems infrastructure or business and may involve a significant loss of business or patient health information. If a cyber security attack or other unauthorized attempt to access our systems or facilities were to be successful, it could result in the theft, destructions, loss, misappropriation or release of confidential information or intellectual property, and could cause operational or business delays that may materially impact our ability to provide various healthcare services. Any successful cyber security attack or other unauthorized attempt to access our systems or facilities also could result in negative publicity which could damage our reputation or brand with our patients, referral sources, payors or other third parties and could subject us to a number of adverse consequences, the vast majority of which are not insurable, including but not limited to disruptions in our operations, regulatory and other civil and criminal penalties, fines, investigations and enforcement actions (including, but not limited to, those arising from the SEC, Federal Trade Commission, Office of Civil Rights, the OIG or state attorneys general), fines, private litigation with those affected by the data breach, loss of customers, disputes with payors and increased operating expense, which either individually or in the aggregate could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

Our success depends upon our ability to retain and attract nurses and other skilled personnel, such as Certified Nurse Assistants, social workers and speech, physical and occupational therapists. Our success also depends upon our ability to retain and attract skilled management personnel who are responsible for the day-to-day operations of each of our affiliated facilities. Each facility has a facility leader responsible for the overall day-to-day operations of the facility, including quality of care, social services and financial performance. Depending upon the size of the facility, each facility leader is supported by facility staff that is directly responsible for day-to-day care of the patients and marketing and community outreach programs. Other key positions supporting each facility may include individuals responsible for physical, occupational and speech therapy, food service and maintenance. We compete with various healthcare service providers, including other skilled nursing providers, in retaining and attracting qualified and skilled personnel.

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

Annual caps and other cost-reductions for outpatient therapy services may reduce our future revenue and profitability or cause us to incur losses.

As discussed in detail in Item 1.A, under the heading Government Regulation, sub-heading Part B Rehabilitation Requirements, several government actions have been taken in recent years to try and contain the costs of rehabilitation therapy services provided under Medicare Part B, including the Multiple Procedure Payment Reduction (MPPR), institution of annual caps, mandatory medical reviews for annual claims beyond a certain monetary threshold, and a reduction in reimbursement rates for therapy assistant claim modifiers. Of specific concern is CMS's expressed intent to effectively lower Medicare Part B reimbursement rates for outpatient therapy services by 8%, beginning in January 1, 2021. Such cost-containment measures and ongoing payment changes could have an adverse effect on our revenue.

The Office of the Inspector General or other regulatory authorities may choose to more closely scrutinize billing practices in areas where we operate or propose to expand, which could result in an increase in regulatory monitoring and oversight, decreased reimbursement rates, or otherwise adversely affect our business, financial condition and results of operations.

As discussed in greater detail in Item 1, Government Regulation, Civil and Criminal Fraud and Abuse Laws and Enforcement, the OIG regularly conducts investigations regarding certain payment or compliance issues within various healthcare sectors. Following, the OIG publishes these reports, in part, to educate involved stakeholders and signal future enforcement focus. A 2019 report and pending 2020 report demonstrate the OIG’s increased scrutiny on post-hospital SNF care and billing. This may impact the SNF industry by motivating additional reviews and stricter compliance in the areas outlined in the recent reports, expending material time and resources.

Additionally, OIG reports published in 2010 and 2015 show the OIG’s concerns related to the billing practices of SNFs based on Medicare Part A claims and financial incentives for facilities to bill for higher levels of therapies, even when not needed by patients. Also, in its fiscal year 2014 work plan, and again in 2017, OIG specifically stated that it will continue to study and report on questionable Part A and Part B billing practices amongst skilled nursing facilities.

Our business model, like those of some other for-profit operators, is based in part on seeking out higher-acuity patients whom we believe are generally more profitable, and over time our overall patient mix has consistently shifted to higher-acuity and higher-resource utilization patients in most facilities we operate. We also use specialized care-delivery software that assists our caregivers in more accurately capturing and recording activities of daily living (ADL) services in order to, among other things. These efforts may place us under greater scrutiny with the OIG, CMS, our fiscal intermediaries, recovery audit contractors and others.

State efforts to regulate or deregulate the healthcare services industry or the construction or expansion of healthcare facilities could impair our ability to expand our operations, or could result in increased competition.

Some states require healthcare providers, including skilled nursing facilities, to obtain prior approval, known as a certificate of need, for: (i) the purchase, construction or expansion of healthcare facilities; (ii) capital expenditures exceeding a prescribed amount; or (iii) changes in services or bed capacity.

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

The operations of our operating subsidiaries must be licensed under applicable state law and, depending upon the type of operation, certified or approved as providers under the Medicare and/or Medicaid programs. In the process of acquiring or transferring operating assets, including in connection with the spin-off, our operations must receive change of ownership (CHOW) approvals from state licensing agencies, Medicare and Medicaid as well as third party payors. If there are any delays in receiving regulatory approvals from the applicable federal, state or local government agencies, or the inability to receive such approvals, such delays could result in delayed or lost reimbursement related to periods of service prior to the receipt of such approvals, which could negatively impact our cash position.

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

Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the years ended December 31, 2019 and 2018, 70.4% and 71.0% of our revenue was provided by government payors that reimburse us at predetermined rates, respectively. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

The skilled nursing business involves a significant risk of liability given the age and health of the patients and residents of our operating subsidiaries and the services we provide. The industry has experienced an increased trend in the number and severity of litigation claims, due in part to the number of large verdicts, including large punitive damage awards. These claims are filed based upon a wide variety of claims and theories, including deficiencies under conditions of participation under certain state and federal healthcare programs. Plaintiffs' attorneys have become increasingly more aggressive in their pursuit of claims against healthcare providers, including skilled nursing providers, employing a wide variety of advertising and solicitation activities to generate more claims. The defense of lawsuits has in the past, and may in the future, result in significant legal costs, regardless of the outcome. Additionally, increases to the frequency and/or severity of losses from such claims and suits may result in increased liability insurance premiums and/or a decline in available insurance coverage levels, which could materially and adversely affect our business, financial condition and results of operations.

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

Congress has repeatedly considered, without passage, a bill that would require, among other things, that agreements to arbitrate nursing home disputes be made after the dispute has arisen rather than before prospective patients move in, to prevent nursing home operators and prospective patients from mutually entering into a pre-admission pre-dispute arbitration agreement. We use arbitration agreements, which have generally been favored by the courts, to streamline the dispute resolution process and reduce our exposure to legal fees and excessive jury awards. If we are not able to secure pre-admission arbitration agreements, our litigation exposure and costs of defense in patient liability actions could increase, our liability insurance premiums could increase, and our business may be adversely affected.

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

During the year ended December 31, 2019, we expanded our operations through a combination of long-term leases and real estate purchases, with the addition of 22 stand-alone skilled nursing operations, one stand-alone senior living operations and four campus operations. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our acquisitions, and our business may suffer.

In undertaking acquisitions, we may be adversely impacted by costs, liabilities and regulatory issues that may adversely affect our operations.

In undertaking acquisitions, we also may be adversely impacted by unforeseen liabilities attributable to the prior providers who operated those facilities, against whom we may have little or no recourse. Many facilities we have historically acquired were underperforming financially and had clinical and regulatory issues prior to and at the time of acquisition. Even where we have improved operating subsidiaries and patient care at affiliated facilities that we have acquired, we still may face post-acquisition regulatory issues related to pre-acquisition events. These may include, without limitation, payment recoupment related to our predecessors' prior noncompliance, the imposition of fines, penalties, operational restrictions or special regulatory status. Further, we may incur post-acquisition compliance risk due to the difficulty or impossibility of immediately or quickly bringing non-

compliant facilities into full compliance. Diligence materials pertaining to acquisition targets, especially the underperforming facilities that often represent the greatest opportunity for return, are often inadequate, inaccurate or impossible to obtain, sometimes requiring us to make acquisition decisions with incomplete information. Despite our due diligence procedures, facilities that we have acquired or may acquire in the future may generate unexpectedly low returns, may cause us to incur substantial losses, may require unexpected levels of management time, expenditures or other resources, or may otherwise not meet a risk profile that our investors find acceptable.

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

If we do not achieve and maintain competitive quality of care ratings from CMS and private organizations engaged in similar monitoring activities, our business may be negatively affected.

CMS, as well as certain private organizations engaged in similar monitoring activities, provides comparative public data, rating every skilled nursing facility operating in each state based upon quality-of-care indicators. CMS’s system is the Five-Star Quality Rating System, introduced in 2008, to help consumers, their families and caregivers compare nursing homes more easily. The Five-Star Quality Rating System gives each nursing home a rating of between one and five stars in various categories, and the ratings are available on a consumer-facing website, Nursing Home Compare. In cases of acquisitions, the previous operator's clinical ratings are included in our overall Five-Star Quality Rating. Over the years, the Five-Star Quality Rating System has been modified, with the most recent changes being implemented in 2018 and 2019. See Item 1., Government Regulation. The 2019 changes included (i) the addition of separate ratings for short stay and long stay care; (ii) changes in staffing thresholds; and (iii) modifications to put more emphasis on RN staffing, including a set rating for nursing homes that report four or more days in the quarter with no RN on site.

CMS estimated the April 24, 2019 changes would cause 47 percent of all nursing centers to lose stars in their "Quality" ratings, with 33 percent to lose stars in their "Staffing" ratings, and some 36 percent to lose stars in their "Overall" ratings.

CMS continues to increase quality measure thresholds, making it more difficult to achieve upward ratings. CMS acknowledges that some facilities may see a decline in their overall five-star rating absent any new inspection information. This change could further affect star ratings across the industry. Additionally, on the Nursing Home Compare website, CMS recently began displaying a consumer alert icon next to nursing homes that have been cited on inspection reports for incidents of abuse, neglect, or exploitation. See Item 1., Government Regulation.

Providing quality patient care is the cornerstone of our business. We believe that hospitals, physicians and other referral sources refer patients to us in large part because of our reputation for delivering quality care. If we should fail to achieve our internal rating goals or fail to exceed the national average rating on the Five-Star Quality Rating System, or have facilities displaying a consumer alert icon for incidents of abuse, neglect, or exploitation, it may affect our ability to generate referrals, which could have a material adverse effect upon our business and consolidated financial condition, results of operations and cash flows.

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

With few exceptions, workers' compensation and employee health insurance costs have also increased markedly in recent years. To partially offset these increases, we have increased the amounts of our self-insured retention (SIR) and deductibles in connection with general and professional liability claims. We also have implemented a self-insurance program for workers compensation in all states, except Washington, and elected non-subscriber status for workers' compensation in Texas. In Washington, the insurance coverage is financed through premiums paid by the employers and employees. If we are unable to obtain insurance, or if insurance becomes more costly for us to obtain, or if the coverage levels we can economically obtain decline, our business may be adversely affected.

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

We also self-insure our employee health benefits. With respect to our health benefits self-insurance, our reserves and premiums are computed based on a mix of company specific and general industry data that is not specific to our own company. Even with a combination of limited company-specific loss data and general industry data, our loss reserves are based on actuarial estimates that may not correlate to actual loss experience in the future. Therefore, our reserves may prove to be insufficient and we may be exposed to significant and unexpected losses.

The geographic concentration of our affiliated facilities could leave us vulnerable to an economic downturn, regulatory changes or acts of nature in those areas.

Our affiliated facilities located in Arizona, California, and Texas account for the majority of our total revenue. As a result of this concentration, the conditions of local economies, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our revenue, costs and results of operations. Moreover, since over 22% of our affiliated facilities are located in California, we are particularly susceptible to revenue loss, cost increase or damage caused by natural disasters such as fires, earthquakes or mudslides.

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

We continue to maintain our right to inform the employees of our operating subsidiaries about our views of the potential impact of unionization upon the workplace generally and upon individual employees. With one exception, to our knowledge the staff at our affiliated facilities that have been approached to unionize have uniformly rejected union organizing efforts. If employees decide to unionize, our cost of doing business could increase, and we could experience contract delays, difficulty in adapting to a changing regulatory and economic environment, cultural conflicts between unionized and non-unionized employees, strikes and work stoppages, and we may conclude that affected facilities or operations would be uneconomical to continue operating.

Because we lease the majority of our affiliated facilities, we could experience risks associated with leased property, including risks relating to lease termination, lease extensions and special charges, which could adversely affect our business, financial position or results of operations.

As of December 31, 2019, we leased 161 of our 223 affiliated facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.

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

We maintain a revolving credit facility with a lending consortium arranged by Truist Financial Corporation (Truist), formerly known as SunTrust Bank, Inc. (SunTrust). As of December 31, 2019, our operating subsidiaries had $210.0 million outstanding under our credit facility. On October 1, 2019, in connection with the Spin-Off, we entered into the third amendment to the current amended credit facility (Third Amended and Restated Credit Facility), with a revolving line of credit of up to $350.0 million in aggregate principal. Nineteen of our subsidiaries are under mortgage loans insured with Department of Housing and Urban Development (HUD) for an aggregate amount of $116.1 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The terms of the mortgage loans range from 25- to 35-years. We also had an outstanding promissory note of approximately $4.3 million as of December 31, 2019 issued in connection with various acquisitions. The term of the note is 12 years. Because these mortgage loans are insured with HUD, our borrower subsidiaries under these loans are subject to HUD oversight and periodic inspections.

In addition, we had $1.7 billion of future operating lease obligations as of December 31, 2019. We intend to continue financing our operating subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

We may need additional capital if a substantial acquisition or other growth opportunity becomes available or if unexpected events occur or opportunities arise. U.S. capital markets can be volatile. We cannot assure you that additional capital will be available or available on terms favorable to us. If capital is not available, we may not be able to fund internal or external business expansion or respond to competitive pressures or other market conditions.

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

Some states in which we operate are operating with budget deficits or could have budget deficit in the future, which may delay reimbursement in a manner that would adversely affect our liquidity. In addition, from time to time, procedural issues require us to resubmit claims before payment is remitted, which contributes to our aged receivables. Unanticipated delays in receiving reimbursement from state programs due to changes in their policies or billing or audit procedures may adversely impact our liquidity and working capital.

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

On October 1, 2019, we distributed all of the outstanding shares of The Pennant Group, Inc. or Pennant, common stock to stockholders in connection with the separation of our home health and hospice business and substantially all of our senior living operations into a separate publicly traded company, or the Spin-Off. In connection with the Spin-Off, we entered into a separation agreement and various other agreements, including a tax matters agreement, an employee matters agreement and transition services agreements. These agreements govern the separation and distribution and the relationship between us and Pennant going forward, including with respect to potential tax-related losses associated with the separation and distribution. They also provide for the performance of services by each company for the benefit of the other for a period of time.

The separation agreement provides for indemnification obligations designed to make Pennant financially responsible for many liabilities that may exist relating to its business activities, whether incurred prior to or after the distribution, including any pending or future litigation, but we cannot guarantee that Pennant will be able to satisfy its indemnification obligations. It is also possible that a court would disregard the allocation agreed to between us and Pennant and require us to assume responsibility for obligations allocated to Pennant. Third parties could also seek to hold us responsible for any of these liabilities or obligations, and the indemnity rights we have under the separation agreement may not be sufficient to fully cover all of these liabilities and obligations. Even if we are successful in obtaining indemnification, we may have to bear costs temporarily. In addition, our indemnity obligations to Pennant, including those related to assets or liabilities allocated to us, may be significant. In addition, certain landlords required, in exchange for their consent to the Spin-Off, that our lease guarantees remain in place for a certain period of time following the Spin-Off. These guarantees could result in significant additional liabilities and obligations for us if Pennant were to default on their obligations under their leases with respect to these properties. These risks could negatively affect our business, financial condition or results of operations.

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

If our two Spin-Offs fail to qualify as generally tax-free for U.S. federal income tax purposes, we and our stockholders could be subject to significant tax liabilities.

In addition to the Spin-Off, in June 2014, we completed the separation of our healthcare business and our real estate business into two separate and independent publicly traded companies through the distribution of all of the outstanding shares of common stock of CareTrust REIT, Inc. (CareTrust) to Ensign stockholders on a pro rata basis (the CareTrust Spin-Off). Both of these transactions were intended to qualify for tax-free treatment to us and our stockholders for U.S. federal income tax purposes. Accordingly, completion of the transactions were conditioned upon, among other things, our receipt of opinions from outside tax advisors that the distributions would qualify as a transaction that is intended to be tax-free to both us and our stockholders for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code. The opinions were based on and relied on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings, including those relating to the past and future conduct. If any of these facts, assumptions, representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if any of the parties breach any of their respective covenants relating to the transactions, the tax opinions may be invalid. Moreover, the opinions are not binding on the IRS or any courts. Accordingly, notwithstanding receipt of the opinion, the IRS could determine that the distribution and certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes.

If either the Spin-Off or the CareTrust Spin-Off fails to qualify as a transaction that is generally tax-free under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code, in general, for U.S. federal income tax purposes, we would recognize taxable gain with respect to the distributed securities and our stockholders who received securities in such distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

We also have obligations to provide indemnification to a number of parties as a result of these two transactions. Any indemnity obligations for tax issues or other liabilities related to the spin off, could be significant and could adversely impact our business.

We may not achieve some or all of the anticipated benefits of the Spin-Off, which may adversely affect our business.

The Spin-Off was completed in 2019. We may not be able to achieve the full strategic, financial or other benefits expected to result from the Spin-Off, or such benefits may be delayed or not occur at all. If we fail to achieve some or all of the expected benefits of the separation, or if such benefits are delayed, our business, financial condition, results of operations and the value of our stock could be adversely impacted. The combined value of the common stock of the two publicly traded companies may not be equal to or greater than what the value of our common stock would have been had the separation not occurred. The common stock price of each company may experience periods of extreme volatility. The separation also presents a number of significant risks to our internal processes, including the failure to maintain an adequate control environment due to changes to our infrastructure technology systems and financial reporting processes.

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

Certain directors who serve on our Board of Directors also serve as directors of Pennant, and ownership of shares of Pennant common stock by our directors and executive officers may create, or appear to create, conflicts of interest.

Certain of our directors who serve on our Board of Directors also serve on the board of directors of Pennant. This may create, or appear to create, conflicts of interest when our, or Pennant's management and directors face decisions that could have different implications for us and Pennant, including the resolution of any dispute regarding the terms of the agreements governing the Spin-Off and the relationship between us and Pennant after the Spin-Off or any other commercial agreements entered into in the future between us and the spun-off business and the allocation of such directors’ time between us and Pennant.

All of our executive officers and some of our non-employee directors own shares of the common stock of Pennant. The continued ownership of such common stock by our directors and executive officers following the Spin-Off creates, or may create, the appearance of a conflict of interest when these directors and executive officers are faced with decisions that could have different implications for us and Pennant.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Service Center.  Our Service Center is located in San Juan Capistrano, California for our Service Center. In June 2018, we acquired an office building for a purchase price of $31.0 million to accommodate our growing Service Center team. The property consists of approximately 43,000 square feet of usable office space. We completed the renovation and relocated our Service Center to San Juan Capistrano in June 2019. In addition, we lease a portion of the space within the office building to third-party tenants. Prior to June 2019, we leased 29,829 square feet of office space in Mission Viejo, California for our Service Center pursuant to a lease that expired in August 2019. In 2015, we expanded our information technology department and entered into a lease of an office space of 4,972 square feet in Rancho Santa Margarita, California. The lease expired in July 31, 2019. We had two options to extend our lease term at this location for an additional five-year term for each option that we did not exercise.

Facilities. As of December 31, 2019, we operated 223 affiliated facilities in Arizona, California, Colorado, Idaho, Iowa, Kansas, Massachusetts, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin, with the operational capacity to serve approximately 24,779 patients. As of December 31, 2019, we operated 161 facilities under long-term lease arrangements, and have options to purchase 11 of those 161 facilities. We owned an additional 90 real estate properties, which included 62 operations we operated and managed, real estate properties of 29 senior living operations that are leased to The Pennant Group, Inc. as part of the spin-off transaction, and the Service Center location. Of the 29 real estate, two senior living operations are located on the same real estate properties as the skilled nursing facilities. We currently do not manage any facilities for third parties, except on a short-term basis pending receipt of new operating licenses by our operating subsidiaries.

The following table provides summary information regarding the number of operational beds and units at our skilled nursing and senior living facilities at December 31, 2019:

	TX	CA	AZ	UT	ID	WA	CO	KS	SC	NE	IA	WI	NV	Total
Number of operational beds/units
Operational skilled nursing beds	7,239	4,781	4,065	2,015	904	841	782	601	424	413	368	100	92	22,625
Senior living units	352	65	179	165	195	—	620	246	—	301	31	—	—	2,154
Leased without a Purchase Option	4,905	4,155	2,912	1,313	471	637	576	188	—	364	399	—	92	16,012
Purchase Agreement or Leased with a Purchase Option	714	—	—	159	—	—	125	325	—	—	—	—	—	1,323
Owned	1,972	691	1,332	708	628	204	701	334	424	350	—	100	—	7,444

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

Indemnities — From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which we may be required to indemnify property owners or prior facility operators for post-transfer environmental or other liabilities and other claims arising from our use of the applicable premises, (ii) operations transfer agreements, in which we agree to indemnify past operators of facilities we acquire against certain liabilities arising from the transfer of the operation and/or the operation thereof after the transfer to the Company's independent operating subsidiary, (iii) certain lending agreements, under which we may be required to indemnify the lender against various claims and liabilities, and (iv) certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment relationships or relationship to the Company. The terms of such obligations vary by contract and, in most instances, do not expressly state or include a specific or maximum dollar amount. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, because no claims have been asserted, no liabilities have been recorded for these obligations on our balance sheets for any of the periods presented.
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

A class action staffing suit was previously filed against us and certain of our California independent operating entities, alleging, among other things, violations of certain Health and Safety Code provisions and a violation of the Consumer Legal Remedies Act. In 2007, we settled this class action suit, and the settlement was approved by the affected class and the Court. A second such class action staffing suit was filed in Los Angeles in 2010, and was resolved in a settlement and Court approval in 2012. Neither of the referenced lawsuits or settlements had a material ongoing adverse effect on our business, financial condition or results of operations.

Other claims and suits, including class actions, continue to be filed against us and other companies in the post-acute care industry. We and our independent operating entities have been subjected to, and are currently involved in, class action litigation alleging violations (alone or in combination) of state and federal wage and hour law as related to the alleged failure to pay wages, to timely provide and authorize meal and rest breaks, and related causes of action. We do not believe that the ultimate resolution of these actions will have a material adverse effect on our business, cash flows, financial condition or results of operations.

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
Medicare Revenue Recoupments — We and our independent operating subsidiaries are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments resulting from reviews conducted via RAC, PSC and MIC (collectively referred to as Reviews). As of December 31, 2019, eight of our independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process, both pre- and post-payment. The Company anticipates that these Reviews will increase in frequency in the future. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to all billings in the same time period. As of December 31, 2019, our independent operating subsidiaries have responded to the requests and the related claims are currently under Review, on appeal or in a dispute resolution process.

U.S. Government Inquiry and Corporate Integrity Agreement — In late 2006, we became the subject of an on-going criminal and civil investigation by the DOJ. The investigation was prompted by a whistleblower complaint and related primarily to claims submitted to the Medicare program for rehabilitation services provided at certain of our independently operating skilled nursing facilities in Southern California. We resolved and settled the matter for $48.0 million in 2013. In October 2013, we executed a final settlement agreement with the Government and remitted full payment of $48.0 million. In addition, we executed a corporate integrity agreement with the Office of Inspector General HHS as part of the resolution. In the first quarter of 2019, we received notice from the OIG that our five-year CIA with the OIG had been completed.  Upon receipt of our fifth and final annual report, the OIG confirmed that the term of the CIA is concluded.

See additional description of our contingencies in Notes 15, Debt, 17, Leases and 18, Commitments and Contingencies in Notes to Consolidated Financial Statements.

Item 4.        MINE SAFETY DISCLOSURES

None.

PART II.

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded under the symbol “ENSG” on the NASDAQ Global Select Market since our initial public offering on November 8, 2007. Prior to that time, there was no public market for our common stock. As of January 31, 2020, there were approximately 281 holders of record of our common stock.

Dividend Policy

We do not have a formal dividend policy but we currently intend to continue to pay regular quarterly dividends to the holders of our common stock. We have been a dividend-paying company since 2002 and have increased our dividend every year for the last 17 years.

Issuer Repurchases of Equity Securities

Stock Repurchase Programs. As approved by the Board of Directors on August 26, 2019, we entered into a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months. Under this program, we are authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws, including Rule 10b-18 promulgated under the Securities Exchange Act of 1934 as amended. During the year ended December 31, 2019, we repurchased 138 thousand shares of our common stock for a total of $6.4 million. The stock repurchase program will expire on August 31, 2020. We did not have any repurchase of shares subsequent to December 31, 2019.

As approved by our Board of Directors on April 3, 2018, we entered into a stock repurchase program pursuant to which we may repurchase up to $30.0 million of our common stock under the program for a period of approximately 11 months. Under this program, we are authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. The stock repurchase program expired on February 20, 2019. We did not purchase any shares pursuant to this stock repurchase program.

A summary of the repurchase activity for the year ended December 31, 2019 is as follows (dollars in millions, except per share amounts):

Period	Total Number of Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
September 10 - September 27, 2019(1)	104,938	$47.62	104,938	$15.0
October 1, 2019(1)	32,666	43.00	32,666	13.6
(1) These purchases were effectuated through a Rule 10b5-1 trading plan adopted by the Company on September 9, 2019.
Item 6. SELECTED FINANCIAL DATA

Upon the completion of the Spin-Off on October 1, 2019, Pennant's historical financial results for periods prior to the Spin-Off were reflected in our consolidated financial statements as discontinued operations. All share and per share amounts presented reflect a two-for-one stock split effected in December 2015. The following selected consolidated financial data are qualified in their entirety, and should be read in conjunction with the consolidated financial statements and related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this Annual Report on Form 10-K.

We derived the selected consolidated statements of operations data for the years ended December 31, 2019, 2018 and 2017 and the selected consolidated balance sheets data as of December 31, 2019 and 2018 from our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K. We derived the selected consolidated statements of operations data for the years ended December 31, 2016 and 2015 and the selected consolidated balance sheets data as of December 31, 2017, 2016 and 2015 from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected for future periods.

	Year Ended December 31,
	2019(4)	2018(4)	2017(4)	2016(4)	2015(4)

	(In thousands, except per share data)
Revenue(1)	$2,036,524	$1,754,601	$1,598,326	$1,437,639	$1,182,717
Expense
Cost of services(1)	1,620,628	1,418,249	1,313,451	1,184,757	950,381
(Return of unclaimed class action settlement)/charges related to class action lawsuit	—	(1,664)	11,000	—	—
Losses/(gains) related to divestitures(2)	—	—	2,321	(11,225)	—
Rent—cost of services	124,789	117,676	111,980	106,134	76,286
General and administrative expense	110,873	90,563	74,120	64,087	62,202
Depreciation and amortization	51,054	44,864	42,268	36,069	25,772
Total expenses	1,907,344	1,669,688	1,555,140	1,379,822	1,114,641
Income from operations	129,180	84,913	43,186	57,817	68,076
Other income (expense):
Interest expense	(15,662)	(15,182)	(13,616)	(7,136)	(2,828)
Interest income	2,649	2,016	1,609	1,107	842
Other expense, net	(13,013)	(13,166)	(12,007)	(6,029)	(1,986)
Income before provision for income taxes	116,167	71,747	31,179	51,788	66,090
Provision for income taxes(3)	23,954	12,685	14,206	19,678	25,522
Net income from continuing operations	92,213	59,062	16,973	32,110	40,568
Net income from discontinued operations, net of tax	19,473	33,466	23,860	20,733	15,349
Net income	111,686	92,528	40,833	52,843	55,917
Less: Net income/(loss) attributable to noncontrolling interests in continuing operations	523	(431)	198	2,827	485
Net income attributable to noncontrolling interest in discontinued operations	629	595	160	26	—
Net income attributable to The Ensign Group, Inc.	$110,534	$92,364	$40,475	$49,990	$55,432
Amounts attributable to the The Ensign Group, Inc.:
Income from continuing operations attributable to The Ensign Group, Inc.	91,690	59,493	16,775	29,283	40,083
Income from discontinued operations, net of income tax (4)	18,844	32,871	23,700	20,707	15,349
Net income attributable to The Ensign Group, Inc.	$110,534	$92,364	$40,475	$49,990	$55,432
Net income per share attributable to The Ensign Group, Inc.:
Basic:
Continuing operations	$1.72	$1.14	$0.33	$0.58	$0.80
Discontinued operations(4)	$0.35	$0.64	$0.46	$0.41	$0.30
Basic income per share attributable to The Ensign Group, Inc.	$2.07	$1.78	$0.79	$0.99	$1.10
Diluted:
Continuing operations	$1.64	$1.09	$0.32	$0.56	$0.77
Discontinued operations(4)	$0.33	$0.61	$0.45	$0.40	$0.29
Diluted income per share attributable to The Ensign Group, Inc.	$1.97	$1.70	$0.77	$0.96	$1.06
Weighted average common shares outstanding:
Basic	53,452	52,016	50,932	50,555	50,316
Diluted	55,981	54,397	52,829	52,133	52,210

	December 31,
	2019(4)	2018(4)	2017(4)	2016(4)	2015(4)

	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$59,175	$31,083	$42,337	$57,706	$41,569
Working capital	67,908	78,845	142,255	121,934	99,701
Total assets	2,361,909	1,181,958	1,102,433	1,001,025	747,759
Long-term debt, less current maturities	325,217	233,135	302,990	275,486	99,051
Equity	656,144	602,340	500,059	460,495	426,985
Cash dividends declared per common share	$0.1925	$0.1825	$0.1725	$0.1625	$0.1525

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

(2) In 2016, we completed the sale of seventeen urgent care centers for an aggregate sale price of $41,492. As a result of the sale, we recognized a pretax gain of $19,160, which is included in operating income. The sale transactions did not meet the criteria of a discontinued operation as they did not represent a strategic shift that has or will have a major effect on our operations and financial results.

(3) 2017 includes the significant impact of the enactment of the Tax Cuts and Job Act (the Tax Act) discussed further in Note 14 to the Consolidated Financial Statements. 2018 reflects a lower effective tax rate than the years prior to the enactment of the Tax Act. The Tax Act reduced the U.S. federal statutory tax rate from 35% to 21%.

(4) The selected financial table has been adjusted to reflect the impact of the Spin-Off, in all periods, including the presentation of continuing and discontinued operations basis. Refer to Note 3 Spin-Off of Subsidiaries in our Consolidated Financial Statements for additional information.

	Year Ended December 31,
	2019	2018	2017

	(In thousands)
Non-GAAP Financial Measures:
Performance Metrics
EBITDA from continuing operations	$179,711	$130,208	$85,256
EBITDA total	$206,594	$175,668	$125,399

Adjusted EBITDA from continuing operations	$195,645	$147,988	$125,799
Adjusted EBITDA total	$232,446	$195,615	$169,276

Valuation Metric
Adjusted EBITDAR	$373,597

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

Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•	results related to closed operations and operations not at full capacity;

•	results related to start-up operations;

•	return of unclaimed class action settlement funds;

•	charges related to the settlement of the class action lawsuit and insurance claims;

•	share-based compensation expense;

•	expenses incurred in connection with the completed spin-off transaction;

•	gain on sale and impairment charges on fixed assets;

•	impairment of intangible assets and goodwill;

•	acquisition related costs;

•	business interruption recoveries and losses;

•	bonus accrual as a result of the Tax Act;

•	operating results and gain on sale of urgent care centers;

•	costs incurred related to system implementation and professional service fee and

•	breakup fee, net of costs, received in connection with a public auction

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

The table below reconciles net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods presented:

	Year Ended December 31,
	2019	2018	2017	2016	2015

	(In thousands)
Consolidated statements of income data:
Net income	$111,686	$92,528	$40,833	$52,843	$55,917
Less: net income (loss) attributable to noncontrolling interests in continuing operations	523	(431)	198	2,827	485
Less: net income from discontinued operations	19,473	33,466	23,860	20,733	15,349
Add: Interest expense, net	13,013	13,166	12,007	6,029	1,986
Provision for income taxes	23,954	12,685	14,206	19,678	25,522
Depreciation and amortization	51,054	44,864	42,268	36,069	25,772
EBITDA from continuing operations	179,711	130,208	85,256	91,059	93,363
EBITDA from discontinued operations(i)	26,883	45,460	40,143	36,617	27,345
EBITDA	$206,594	$175,668	$125,399	$127,676	$120,708

Results related to closed operations and operations not at full capacity(a)	1,680	601	3,906	8,705	—
(Earnings)/losses related to operations in the start-up phase(b)	—	(11,628)	(3,739)	3,696	3,043
(Return of unclaimed class action settlement)/charges related to the settlement of the class action lawsuit and insurance claims	—	(1,664)	11,177	4,924	—
Share-based compensation expense	11,322	8,367	7,755	7,237	6,366
Bonus accrual as a result of the Tax Act	—	—	3,100	—	—
Business interruption (recoveries) and losses related to Hurricane Harvey and California fires	—	(675)	1,242	—	—
Operating results and gain on sale of urgent care centers	—	—	—	(18,893)	(1,132)
Spin-Off transaction costs(c)	464	—	—	—	—
Acquisition related costs(d)	277	322	717	1,102	1,397
Costs incurred related to system implementation and professional service fee(e)	—	—	80	1,148	2,817
Breakup fee, net of costs, received in connection with a public auction(f)	—	—	—	—	(1,019)
Impairment charges to fixed assets, net of gain on sale(g)	329	4,632	—	—	—
Impairment of goodwill and intangible assets(h)	941	3,177	—	—	—
Rent related to items above	921	14,648	16,305	12,449	2,741
Adjusted EBITDA from continuing operations	195,645	147,988	125,799	111,427	107,576
Adjusted EBITDA from discontinued operations(i)	36,801	47,627	43,477	38,671	27,672
Adjusted EBITDA	$232,446	$195,615	$169,276	$150,098	$135,248
Rent—cost of services	124,789	117,676	111,980	106,134	76,286
Less: rent related to items above	(921)	(14,648)	(16,305)	(12,449)	(2,741)
Adjusted rent from continuing operations	$123,868	$103,028	$95,675	$93,685	$73,545
Adjusted rent included in discontinued operations	$17,283	$20,805	$19,939	$18,447	$12,490

Adjusted EBITDAR from continuing operations	$319,513
Adjusted EBITDAR	$373,597

(a)
Represents results at closed operations and operations not at full capacity during the years ended December 31, 2019, 2018, 2017, and 2016 including the fair value of continued obligation under the lease agreement and related closing expenses of $4.0 million and $7.9 million for the years ended December 31, 2017 and 2016, respectively. Included in the year ended December 31, 2017 results is the loss recovery of $1.3 million of certain losses related to a closed facility in 2016.

(b)	Represents results related to facilities currently in the start up phase after construction was completed. This amount excludes rent, depreciation and interest expense.

(c)
Costs incurred in connection with the completed Spin-Off transaction of our home health and hospice operations and substantially all of our senior living operations to a newly formed publicly traded company. Transaction costs incurred prior to Spin-Off date are included in discontinued operations as an adjustment.

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

(g)
Impairment charges, net of gain on sale, to fixed assets includes a gain recognized for the sale of land of $2.9 million, offset by impairment charges to fixed assets at two of our senior living operations and one of our skilled nursing operation of $3.2 million during the year ended December 31, 2019.

(h)	Impairment charges to goodwill and intangible assets during the year ended December 31, 2019 and 2018.
(i) All adjustments included in the table below are presented within net income from discontinued operations, net of tax within the consolidated statements of income for the periods presented.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Net income from discontinued operations, net of tax	$19,473	$33,466	$23,860	$20,733	$15,349
Less: net income attributable to noncontrolling interests in discontinued operations	629	595	160	26	—
Add: Interest income, net	(26)	(47)	—	—	(3)
Provision for income taxes	5,663	10,156	14,239	13,297	9,660
Depreciation and amortization	2,402	2,480	2,204	2,613	2,339
EBITDA from discontinued operations	$26,883	$45,460	$40,143	$36,617	$27,345

Results related to closed operations	—	—	726	—	—
Losses related to operations in the start-up phase	377	128	478	154	11
Share-based compensation expense	1,018	1,970	1,940	1,864	311
Spin-Off transaction costs	7,909	—	—	—	—
Acquisition related costs	603	39	—	—	—
Rent related to items above	11	30	190	36	5
Adjusted EBITDA from discontinued operations	$36,801	$47,627	$43,477	$38,671	$27,672

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K. See Part I. Item 1A. Risk Factors and Cautionary Note Regarding Forward-Looking Statements.
Overview
We are a provider of health care services across the post-acute care continuum, as well as other ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Massachusetts, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. Our operating subsidiaries, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, senior living and other ancillary services. As of December 31, 2019, we offered skilled nursing, senior living and rehabilitative care services through 223 skilled nursing and senior living facilities. Of the 223 facilities, we operated 161 facilities under long-term lease arrangements, and have options to purchase 11 of those 161 facilities. We owned an additional 90 real estate properties, which included 62 operations we operated and managed, real estate properties of 29 senior living operations that were leased to The Pennant Group, Inc. as part of the spin-off transaction, and the Service Center location. Of the 29 real estate, two senior living operations are located on the same real estate properties as the skilled nursing facilities.
The following table summarizes our affiliated facilities and operational skilled nursing beds and senior living units by ownership status as of December 31, 2019:

	Owned and Operated	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total for Facilities Operated
Number of facilities	62	11	150	223
Percentage of total	27.8%	4.9%	67.3%	100.0%
Operational skilled nursing beds	6,074	1,145	15,406	22,625
Percentage of total	26.8%	5.1%	68.1%	100.0%
Senior living units	1,370	178	606	2,154
Percentage of total	63.6%	8.3%	28.1%	100.0%
Recent Activities

Spin-Off of Subsidiaries — On October 1, 2019, we completed the previously announced separation of our transitional and skilled nursing services, home health and hospice operations and substantially all of our senior living operations into two separate, publicly traded companies:

•
Ensign, which includes skilled nursing and senior living services, physical, occupational and speech therapies and other rehabilitative and healthcare services at 223 healthcare facilities and campuses, post-acute-related new business ventures and real estate investments; and

•	The Pennant Group, Inc. (Pennant), which is a holding company of operating subsidiaries that provide home health, hospice and senior living services.
We completed the separation through a tax-free distribution of all of the outstanding shares of common stock of Pennant to Ensign stockholders on a pro rata basis (the Spin-Off). Ensign stockholders received one share of Pennant common stock for every two shares of Ensign common stock held at the close of business on September 20, 2019, the record date for the Spin-Off. The number of shares of Ensign common stock each stockholder owns and the related proportionate interest in Ensign did not change as a result of the Spin-Off. Each Ensign stockholder received only whole shares of Pennant common stock in the distribution, as well as cash in lieu of any fractional shares. The Spin-Off was effective from and after October 1, 2019, with shares of Pennant common stock distributed on October 1, 2019. Pennant is listed on the NASDAQ Global Select Market (NASDAQ) and trades under the ticker symbol “PNTG.” We incurred transaction costs of $9.1 million related to the Spin-Off since we commenced the transaction in 2018. Transaction costs primarily consists of third-party advisory, consulting, legal and professional services, as well as other items that are incremental and one-time in nature that are related to the separation.
We transferred to Pennant net assets of 63 home health, hospice and home care agencies and 52 senior living communities. We retained ownership of all the real estate, which includes 29 of the 52 senior living operations that were contributed to Pennant. These assets are leased to Pennant on a triple-net basis. Pennant affiliates are responsible for all costs at the properties, including property taxes, insurance and maintenance and repair costs. Annual rental income generated from the leases with Pennant is $12.2 million. Pennant's remaining 23 senior living operations are leasing the underlying real estate from unrelated third parties.

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

We entered into several agreements with Pennant in connection with the Spin-off, including a transition services agreement (TSA), separation and distribution agreement, tax matters agreement and employee matters agreement. Pursuant to the TSA, Ensign and Pennant and our respective subsidiaries agreed to provide various services to each other on an interim, transitional basis. Services being provided by us include, among others, certain finance, information technology human resources, employee benefits and other administrative services. The services generally commenced on October 1, 2019 and will terminate on September 30, 2021. Revenue to Ensign under the TSA was not material during the year ended December 31, 2019.
Immediately after the Spin-Off, we no longer consolidated our home health and hospice operations and the senior living operations that were contributed to Pennant into our financial results. As a result, the consolidated financial statements included in this Annual Report on Form 10-K and related financial information reflect the Pennant operations, assets and liabilities, and cash flows as discontinued operations for all periods presented. In the fourth quarter of 2019 and subsequent to the Spin-Off, we have one reportable segment, transitional and skilled services, which includes the operation of skilled nursing facilities. Prior to the separation of Pennant, we had three reportable segments.  See Note 3, Spin-Off of Subsidiaries, for further detail.

Credit Facility - On October 1, 2019, in connection with the Spin-Off, we entered into the third amendment to the current amended credit facility (Third Amended Credit Facility), with a revolving line of credit of up to $350.0 million in aggregate principal. The maturity date of the Third Amended Credit Facility is October 1, 2024. Borrowings are supported by a lending consortium arranged by Truist. In connection with the amendment, we also terminated the term loan under the prior credit facility with an aggregate outstanding principal amount of $107.5 million, plus accrued and unpaid interest as of September 30, 2019.
Patient-Driven Payment Model - On October 1, 2019, the Patient-Driven Payment Model (PDPM) became effective. Our revenue was impacted during the fourth quarter of 2019 due to the change in the payment model.
Common Stock Repurchase Program - As approved by the Board of Directors on August 26, 2019, we entered into a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months. During 2019, we repurchased 0.1 million shares of our common stock under this repurchase program for a total of $6.4 million.
Closure of the corporate integrity agreement (CIA): In the first quarter of 2019, we received notice from the Office of Inspector General (OIG) that our five-year CIA with the OIG has been completed.
Sale of operations and real estate- During the fiscal year 2019, we sold real estate for an aggregate price of $7.1 million and recognized a gain of $2.9 million.
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
The new accounting standard had the following effects on our presentation and disclosure:

•
We made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet and recognize those lease payments in the condensed consolidated statement of income on a straight-line basis over the lease term. We also elected the practical expedient to not separate lease and non-lease components for all our leases as the non-lease components are not significant to the overall lease costs.

•	Prior period results reflect historical lease classification, under which all our leases were classified as operating leases.

•
The adoption of this standard resulted in recognition of net lease assets and lease liabilities both of $1.0 billion on our consolidated balance sheets as of January 1, 2019. These adoption numbers have not been adjusted to reflect the impact of the Spin-Off.

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

•
Skilled revenue. The amount of routine revenue generated from patients in the skilled nursing facilities who are receiving higher levels of care under Medicare, managed care, Medicaid, or other skilled reimbursement programs. The other skilled patients who are included in this population represent very high acuity patients who are receiving high levels of nursing and ancillary services which are reimbursed by payors other than Medicare or managed care. Skilled revenue excludes any revenue generated from our senior living services.

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
Skilled Mix. Like most skilled nursing providers, we measure both patient days and revenue by payor. Medicare, managed care and other skilled patients, whom we refer to as high acuity patients, typically require a higher level of skilled nursing and rehabilitative care. Accordingly, Medicare and managed care reimbursement rates are typically higher than from other payors. In most states, Medicaid reimbursement rates are generally the lowest of all payor types. Changes in the payor mix can significantly affect our revenue and profitability.

The following table summarizes our overall skilled mix from our skilled nursing services for the periods indicated as a percentage of our total skilled nursing routine revenue and as a percentage of total skilled nursing patient days:

	Year Ended December 31,
	2019	2018	2017
Skilled Mix:
Days	29.0%	29.5%	30.3%
Revenue	48.8%	49.6%	51.1%
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
The following table summarizes our overall occupancy statistics for skilled nursing operations for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Occupancy for transitional and skilled services:
Operational beds at end of period	22,625	19,615	18,870
Available patient days	7,560,687	6,984,685	6,699,025
Actual patient days	5,987,027	5,405,952	5,050,140
Occupancy percentage (based on operational beds)	79.2%	77.4%	75.4%
Segments
We have one reportable segment: transitional and skilled services, which includes the operation of skilled nursing facilities. Our Chief Executive Officer, who is our chief operating decision maker, or CODM, reviews financial information at the operating segment level.

We also report an “all other” category that includes revenue from our senior living operations, real estate properties, mobile diagnostics and other ancillary operations. These operations are neither significant individually nor in aggregate and therefore do not constitute a reportable segment.

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

Other

Within our senior living operations, we generate revenue primarily from private pay sources, with a portion earned from Medicaid or other state-specific programs. As part of the Spin-Off transaction, we lease 29 of the 90 owned real estate properties to Pennant on a triple-net basis. Annual rental income generated from the leases with Pennant is $12.2 million. In addition, we held majority membership interests in our other ancillary operations. Payment for these services varies and is based upon the service provided. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk.

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
Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). The preparation of these financial statements and related disclosures requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis we review our judgments and estimates, including but not limited to those related to doubtful accounts, income taxes, stock compensation, intangible assets and loss contingencies. We base our estimates and judgments upon our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty, and actual results could differ materially from the amounts reported. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made. Refer to Note 2, Summary of Significant Accounting Policies, within the Consolidated Financial Statements for further information on our critical accounting estimates and policies, which are as follows:

•
Revenue recognition - the estimate of variable considerations to arrive at the transaction price, including methods and assumptions used to determine settlements with Medicare and Medicaid payors or retroactive adjustments due to audits and reviews;

•
Self-insurance - the valuation methods and assumptions used in estimating costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported;

•	Leases - the incremental borrowing rate determination;

•	Acquisition accounting - the assumptions used to allocate the purchase price paid for assets acquired and liabilities assumed in connection with our acquisitions; and

•	Income taxes - the estimation of valuation allowance or the need for and magnitude of liabilities for uncertain tax position.

Results of Operations

We believe we exist to dignify and transform post-acute care. We set out a strategy to achieve our goal of ensuring our patients are receiving the best possible care through our ability to acquire, integrate and improve our operations. Our results from 2015 to 2019 serve as a strong indicator that our strategy is working and our transformation is underway. In 2019, we achieved record revenue and net income, while successfully completed the Spin-Off of our home health, hospice and senior living businesses. Since 2015, our total revenue increased $853.8 million, or 72.2%, representing a 14.6% compound annual growth rate (CAGR) while our diluted GAAP earning per share (EPS) from continued operations grew more than double, from $0.77 in 2015 to $1.64, representing a 20.8% CAGR. These record results are driven by strong business performance, continued operating leverage, and a lower tax rate. Revenue from our transitional and skilled services collectively increased by double digits. Operations in our Same Facilities and Transitioning Facilities grew above our expectations and continued to be a source of profit and cash flow.

The following table sets forth operations results details of our revenue, expenses and earnings as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2019	2018	2017

Revenue	100.0%	100.0%	100.0
Expense
Cost of services	79.6	80.8	82.2
(Return of unclaimed class action settlement)/charges related to class action lawsuit	—	(0.1)	0.7
Losses (gains) related to divestitures	—	—	0.1
Rent—cost of services	6.1	6.7	7.0
General and administrative expense	5.4	5.2	4.7
Depreciation and amortization	2.5	2.6	2.6
Total expenses	93.6	95.2	97.3
Income from operations	6.4	4.8	2.7
Other income (expense):
Interest expense	(0.8)	(0.9)	(0.9)
Interest income	0.1	0.1	0.1
Other expense, net	(0.7)	(0.8)	(0.8)
Income before provision for income taxes	5.7	4.0	1.9
Provision for income taxes	1.3	0.6	0.9
Net income from continuing operations	4.4	3.4	1.0
Net income from discontinued operations, net of tax	1.0	1.9	1.5
Net income	5.4	5.3	2.5
Less: net income/(loss) attributable to noncontrolling interests in continuing operations	—	—	—
Net income attributable to noncontrolling interests in discontinued operations	—	—	—
Net income attributable to The Ensign Group, Inc.	5.4%	5.3%	2.5%

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Revenue

	Year Ended December 31,
	2019		2018
	$	%	$	%

	(Dollars in thousands)
Transitional and skilled services	$1,934,640	95.0%	$1,679,012	95.7%
All other (1)	101,884	5.0	75,589	4.3
Total revenue	$2,036,524	100.0%	$1,754,601	100.0%
(1) Includes revenue from rental income and services generated from our senior living services and other ancillary services.

Our total revenue increased $281.9 million, or 16.1%, from 2018. The increase in revenue was primarily driven by strong performance across our transitional and skilled services operations, which collectively grew by $255.6 million, or 15.2%, with increases in patient days and revenue daily rate, along with the impact of acquisitions. Total revenue from operations acquired on or subsequent to January 1, 2018 increased our consolidated revenue by $152.4 million during the year ended December 31, 2019, when compared to the same period in 2018.

Transitional and Skilled Services

The following table presents the transitional and skilled services revenue and key performance metrics by category during the year ended December 31, 2019:

	Year Ended December 31,
	2019	2018	Change	% Change

	(Dollars in thousands)
Total Facility Results:
Transitional and skilled revenue	$1,934,640	$1,679,012	$255,628	15.2%
Number of facilities at period end	190	168	22	13.1%
Number of campuses at period end*	23	19	4	21.1%
Actual patient days	5,987,027	5,405,952	581,075	10.7%
Occupancy percentage — Operational beds	79.2%	77.4%		1.8%
Skilled mix by nursing days	29.0%	29.5%		(0.5)%
Skilled mix by nursing revenue	48.8%	49.6%		(0.8)%

	Year Ended December 31,
	2019	2018	Change	% Change

	(Dollars in thousands)
Same Facility Results(1):
Transitional and skilled revenue	$1,410,718	$1,307,882	$102,836	7.9%
Number of facilities at period end	131	131	—	—%
Number of campuses at period end*	9	9	—	—%
Actual patient days	4,199,374	4,070,122	129,252	3.2%
Occupancy percentage — Operational beds	80.3%	78.2%		2.1%
Skilled mix by nursing days	31.1%	31.2%		(0.1)%
Skilled mix by nursing revenue	51.2%	51.1%		0.1%

	Year Ended December 31,
	2019	2018	Change	% Change

	(Dollars in thousands)
Transitioning Facility Results(2):
Transitional and skilled revenue	$364,337	$330,795	$33,542	10.1%
Number of facilities at period end	33	33	—	—%
Number of campuses at period end*	7	7	—	—%
Actual patient days	1,247,573	1,201,138	46,435	3.9%
Occupancy percentage — Operational beds	78.1%	75.3%		2.8%
Skilled mix by nursing days	25.5%	25.2%		0.3%
Skilled mix by nursing revenue	44.9%	45.2%		(0.3)%

	Year Ended December 31,
	2019	2018	Change	% Change

	(Dollars in thousands)
Recently Acquired Facility Results(3):
Transitional and skilled revenue	$149,995	$28,580	$121,415	NM
Number of facilities at period end	26	4	22	NM
Number of campuses at period end*	7	3	4	NM
Actual patient days	510,541	95,034	415,507	NM
Occupancy percentage — Operational beds	74.0%	73.9%		NM
Skilled mix by nursing days	20.9%	20.5%		NM
Skilled mix by nursing revenue	36.4%	33.4%		NM

	Year Ended December 31,
	2019	2018	Change	% Change

	(Dollars in thousands)
Facility Closed Results(4):
Skilled nursing revenue	$9,590	$11,755	$(2,165)	NM
Actual patient days	29,539	39,658	(10,119)	NM
Occupancy percentage — Operational beds	65.2%	72.9%		NM
Skilled mix by nursing days	17.0%	16.1%		NM
Skilled mix by nursing revenue	34.4%	33.4%		NM
* Campus represents a facility that offers both skilled nursing and senior living services. Revenue and expenses related to skilled nursing and senior living services have been allocated and recorded in the respective operating segment.

(1)	Same Facility results represent all facilities purchased prior to January 1, 2016.

(2)	Transitioning Facility results represent all facilities purchased from January 1, 2016 to December 31, 2017.

(3)	Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2018.

(4)
Facility Closed results represents closed operations during the year ended December 31, 2019, which were excluded from Same Facilities results for the year ended December 31, 2019 and 2018 for comparison purposes.

Transitional and skilled services revenue increased $255.6 million, or 15.2% compared to the fiscal year ended 2018. Of the $255.6 million increase, Medicaid custodial revenue increased $111.1 million, or 16.4%, Medicare and managed care revenue increased $112.0 million, or 15.2%, Medicaid skilled revenue increased $15.2 million, or 12.9%, and private and other revenue increased $17.3 million, or 12.0%.

Revenue in our Same Facilities increased $102.8 million, or 7.9%. Our diligent efforts to strengthen our partnership with various managed care organizations, hospitals and the local communities in which we operate increased our occupancy by 2.1% to 80.3%. We continued to see a shift in higher patient acuity. These two factors increased our skilled mix revenue by $45.0 million, or 6.9%.

•
Medicare revenue, including our Part B, increased by $26.2 million: Medicare daily rate grew by 4.6% and patient days grew by 0.3%. We continued to focus on higher acuity Medicare patient, which is demonstrated by sub-acute patient day growth of 9.0%.

•	Managed care revenue grew by $19.5 million: patient days grew by 5.2% and managed care daily rate grew by 3.0%.

•	Other skilled revenue increased by $10.7 million: patient days grew by 4.2% and revenue daily rate grew by 4.5%.

We continue to grow revenue with our Medicaid plans. Our Medicaid revenue, excluding Medicaid-skilled revenue, increased by $38.1 million, primarily driven by an increase in Medicaid days. We also experienced an increase in Medicaid daily rate of 3.1% as a result of our successful participation in the quality improvement programs and the supplemental programs in various states.

Revenue generated by our Transitioning Facilities increased $33.5 million, or 10.1%, primarily due to increases of 3.9% in both total patient days and revenue daily rate. Strong occupancy growth from 2.8% to 78.1% demonstrates our ability to transition these healthcare operations that were acquired two and three years ago.

•	Managed care revenue increased by $10.1 million: managed care days grew by 13.1% and managed care daily rate grew by 2.3%.

•	Medicare revenue increased by $7.3 million: Medicare daily rate grew by 4.2%.

•	Medicaid revenue, excluding Medicaid-skilled revenue, increased by $12.7 million: Medicaid days grew by 4.1% and Medicaid daily rate grew by 5.6%,

Transitional and skilled services revenue generated by Recently Acquired Facilities increased by approximately $121.4 million. We acquired 26 operations between January 1, 2019 and December 31, 2019 in five states.
In the future, if we acquire additional turnaround or start up operations, we expect to see lower occupancy rates and skilled mix, and these metrics are expected to vary from period to period based upon the maturity of the facilities within our portfolio. Historically, we have generally experienced lower occupancy rates, lower skilled mix at Recently Acquired Facilities and therefore, we anticipate generally lower overall occupancy during years of growth.

The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Skilled Nursing Average Daily Revenue Rates:
Medicare	$628.20	$600.65	$542.67	$520.85	$594.74	$528.11	$607.24	$580.96
Managed care	470.85	457.09	420.48	410.87	432.41	423.94	458.26	447.34
Other skilled	496.37	475.12	491.15	522.24	327.22	246.85	490.93	475.59
Total skilled revenue	537.00	517.86	484.13	473.60	501.13	460.52	525.41	509.10
Medicaid	232.41	225.48	203.99	193.18	231.46	235.70	226.43	218.30
Private and other payors	231.87	225.31	202.19	198.33	229.17	237.61	223.97	218.42
Total skilled nursing revenue	$327.48	$317.01	$275.25	$264.81	$287.52	$282.07	$313.11	$304.57

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 4.6% and 4.2%, respectively. The increase is attributable to the 2.4% net market basket increase that became effective in October 2019 coupled with the continuous shift towards higher acuity patients. In addition, our new payment model (PDPM) became effective on October 1, 2019.

Our average Medicaid rates increased 3.7% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states.

Payor Sources as a Percentage of Skilled Nursing Services. We use our skilled mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Percentage of Skilled Nursing Revenue:
Medicare	23.2%	23.6%	25.1%	26.8%	20.6%	17.9%	23.4%	24.2%
Managed care	18.4	18.1	18.1	16.9	13.8	14.4	17.9	17.7
Other skilled	9.6	9.4	1.7	1.5	2.0	1.1	7.5	7.7
Skilled mix	51.2	51.1	44.9	45.2	36.4	33.4	48.8	49.6
Private and other payors	7.5	7.6	11.3	11.5	11.0	14.1	8.5	8.5
Medicaid	41.3	41.3	43.8	43.3	52.6	52.5	42.7	41.9
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Percentage of Skilled Nursing Days:
Medicare	12.1%	12.4%	12.7%	13.6%	10.0%	9.5%	12.0%	12.6%
Managed care	12.7	12.5	11.8	10.8	9.2	9.6	12.2	12.0
Other skilled	6.3	6.3	1.0	0.8	1.7	1.4	4.8	4.9
Skilled mix	31.1	31.2	25.5	25.2	20.9	20.5	29.0	29.5
Private and other payors	10.8	11.0	15.6	15.6	13.9	16.8	12.1	12.2
Medicaid	58.1	57.8	58.9	59.2	65.2	62.7	58.9	58.3
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Other

Our other revenue increased by $26.3 million, or 34.8% to $101.9 million, compared to fiscal year ended 2018. Other revenue for 2019 includes senior living revenue of $43.0 million; mobile diagnostics revenue of $29.8 million, medical transportation revenue of $24.0 million and rental and other ancillary operations revenue of $5.1 million. The increase in revenue is due to organic growth and acquisitions.
Cost of Services

The following table sets forth total cost of services for continuing operations of our transitional and skilled services and "All Other" category for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2019	2018	Change	% Change

Transitional and skilled services	$1,535,712	$1,345,158	$190,554	14.2%
All other	84,916	73,091	11,825	16.2
Total cost of services	$1,620,628	$1,418,249	$202,379	14.3%

Consolidated cost of services increased $202.4 million, or 14.3% compared to the year ended December 31, 2018. Consolidated cost of services as a percentage of revenue decreased by 1.2% to 79.6%.

Transitional and Skilled Services

Our revenue growth of 15.2% surpassed our increase in cost of services of 14.2%, which demonstrates that we are able to manage our expenses. Cost of services related to our transitional and skilled services segment increased $190.6 million, or 14.2%, due primarily to additional costs at Recently Acquired Facilities, which accounted for $98.1 million of the increase. Cost of services as a percentage of revenue decreased to 79.4% from 80.1%, a decrease of 0.7%. We experienced improvements in collection efforts and operations, all of which were able to leverage off of our higher occupancies.

Rent — cost of services. Our rent — cost of services as a percentage of total revenue decreased by 0.6% to 6.1%, primarily due to our recent acquisitions including real estate assets, coupled with the growth in revenue outpacing the increase in rent expense.
General and administrative expense. Our general and administrative expense as a percentage of revenue increased by 0.2% to 5.4%, primarly due to increases in wages to support growth and in incentives due to operational improvements.
Depreciation and amortization. Depreciation and amortization expense increased $6.2 million, or 13.8%, to $51.1 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations. Depreciation and amortization decreased 0.1%, to 2.5%, as a percentage of revenue.
Other expense, net. Other expense, net as a percentage of revenue decreased by 0.1%, to (0.7). Other expense primarily includes interest expense related to borrowings under our credit facility.
Provision for income taxes.  Our effective tax rate was 20.6% for the year ended December 31, 2019, compared to 17.7% for the same period in 2018. The higher effective tax rate reflects a decrease in tax benefit from share-based payment awards and a one-time benefit from IRS approval of non-automatic change for 2018 that did not reoccur in 2019. See Note 14, Income Taxes, in the Notes to Condensed Consolidated Financial Statements for further discussion.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Revenue

	Year Ended December 31,
	2018		2017
	$	%	$	%

	(Dollars in thousands)
Transitional and skilled services	$1,679,012	95.7%	$1,545,210	96.7%
All other (1)	75,589	4.3	53,116	3.3
Total revenue	$1,754,601	100.0%	$1,598,326	100.0%
(1) Includes revenue generated from our senior living services and other ancillary services.

Our consolidated revenue increased $156.3 million, or 9.8%. Revenue without the adoption of ASC 606 increased $187.3 million or 11.7%. The following analysis incorporates the adoption of ASC 606.

Transitional and Skilled Services

Our transitional and skilled services revenue increased by $133.8 million or 8.7%, primarily attributable to the increase in patient days, revenue daily rate and the impact of acquisitions. Also, included within fiscal year ended 2018 is a $31.0 million revenue reduction related to the adoption of ASC 606.

The following table presents the transitional and skilled services revenue and key performance metrics by category during the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	Change	% Change

	(Dollars in thousands)
Total Facility Results:
Transitional and skilled revenue (as reported)	$1,679,012	$1,545,210	$133,802	8.7%
Number of facilities at period end	169	165	4	2.4%
Number of campuses at period end*	19	16	3	18.8%
Actual patient days	5,405,952	5,050,140	355,812	7.0%
Occupancy percentage — Operational beds	77.4%	75.4%		2.0%
Skilled mix by nursing days	29.5%	30.3%		(0.8)%
Skilled mix by nursing revenue	49.6%	51.1%		(1.5)%

	Year Ended December 31,
	2018	2017	Change	% Change

	(Dollars in thousands)
Same Facility Results(1):
Transitional and skilled revenue (as reported)	$1,143,913	$1,108,822	$35,091	3.2%
Number of facilities at period end	112	112	—	—%
Number of campuses at period end*	7	7	—	—%
Actual patient days	3,515,147	3,485,195	29,952	0.9%
Occupancy percentage — Operational beds	78.8%	78.2%		0.6%
Skilled mix by nursing days	30.9%	30.8%		0.1%
Skilled mix by nursing revenue	51.3%	51.5%		(0.2)%

	Year Ended December 31,
	2018	2017	Change	% Change

	(Dollars in thousands)
Transitioning Facility Results(2):
Transitional and skilled revenue (as reported)	$399,747	$382,805	$16,942	4.4%
Number of facilities at period end	41	41	—	—%
Number of campuses at period end*	8	8	—	—%
Actual patient days	1,424,563	1,371,769	52,794	3.8%
Occupancy percentage — Operational beds	75.0%	72.1%		2.9%
Skilled mix by nursing days	28.8%	30.1%		(1.3)%
Skilled mix by nursing revenue	48.4%	51.5%		(3.1)%

	Year Ended December 31,
	2018	2017	Change	% Change

	(Dollars in thousands)
Recently Acquired Facility Results(3):
Transitional and skilled revenue (as reported)	$135,352	$51,715	$83,637	NM
Number of facilities at period end	16	12	4	NM
Number of campuses at period end*	4	1	3	NM
Actual patient days	466,242	187,601	278,641	NM
Occupancy percentage — Operational beds	74.3%	58.1%		NM
Skilled mix by nursing days	21.9%	20.5%		NM
Skilled mix by nursing revenue	38.0%	37.3%		NM

	Year Ended December 31,
	2018	2017	Change	% Change

	(Dollars in thousands)
Facility Closed Results(4):
Skilled nursing revenue	$—	$1,868	$(1,868)	NM
Actual patient days	—	5,575	(5,575)	NM
Occupancy percentage — Operational beds	—%	34.3%		NM
Skilled mix by nursing days	—%	46.7%		NM
Skilled mix by nursing revenue	—%	71.5%		NM
____________________________________________________________________________________________________
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

(4)
Facility Closed results represent closed operations during year ended December 31, 2017, which were excluded from Same Facilities and Transitioning results for the year ended December 31, 2017, for comparison purposes.

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

Transitional and skilled services revenue generated by Same Facilities increased $35.1 million, or 3.2%. Without the adoption of ASC 606, Same Facilities increased $56.1 million, or 5.1%, on a comparable basis. The comparable Same Facilities revenue (without the impact of the adoption of ASC 606) was driven by the following factors:

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
In the future, if we acquire additional turnaround or start up operations, we expect to see lower occupancy and skilled mix, and these metrics are expected to vary from period to period based upon the maturity of the facilities within our portfolio. Historically, we have generally experienced lower occupancy rates, lower skilled mix at Recently Acquired Facilities and therefore, we anticipate generally lower overall occupancy during years of growth.
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

Payor Sources as a Percentage of Skilled Nursing Services. We use our skilled mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods. The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

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

Other

Our other revenue increased by $22.5 million, or 42.3% to $75.6 million, compared to the fiscal year ended 2018. Other revenue for 2019 includes senior living revenue of $34.8 million; mobile diagnostics revenue of $20.4 million, medical transportation revenue of $18.0 million, and other ancillary operations revenue of $2.4 million. The increase in revenue is due to organic growth and acquisitions.
Cost of Services

The following table sets forth total cost of services of our transitional and skilled services and "All Other" category for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2018	2017

	(Dollars in thousands)
Transitional and skilled services	$1,345,158	$1,267,169
All other	73,091	46,282
Total cost of services	$1,418,249	$1,313,451

Consolidated cost of services increased $104.8 million, or 8.0%, or $135.8 million, or 10.3%, without the adoption of ASC 606. Consolidated cost of services as a percentage of revenue decreased by 1.4% to 80.8%, or 1.0% to 81.2%, without the adoption of ASC 606. Included in cost of services for the year ended December 31, 2018 are long-lived assets and goodwill impairment charges of $9.1 million.

Transitional and Skilled Services

Cost of services related to our transitional and skilled services segment increased $78.0 million, or 6.2%, primarily due to additional costs at Recently Acquired Facilities of $62.0 million. Cost of services as a percentage of revenue decreased to 80.1%, primarily due to the decrease in healthcare expenses and operational improvements.

Rent — cost of services. Our rent — cost of services as a percentage of total revenue decreased by 0.3% to 6.7% primarily due to our recent acquisitions including real estate assets as compared to leased properties in 2017.
General and administrative expense. Our general and administrative expense rate increased by 0.5% to 5.2%, primarily related to wages to support growth and an increase in incentives due to operational improvements.
Depreciation and amortization. Depreciation and amortization expense increased $2.6 million, or 6.1%, to $44.9 million. This increase was primarily related to additional depreciation and amortization incurred as a result of our newly acquired operations. Depreciation and amortization remained consistent at 2.6%, as a percentage of revenue.
Other expense, net. Other expense, net as a percentage of revenue remained consistent at 0.8%. Other expense primarily includes interest expense related to borrowings under our Credit Facility and HUD mortgages.
Provision for income taxes.  Our effective tax rate was 17.7% for the year ended December 31, 2018, compared to 45.6% for the same period in 2017 for continuing operations. The lower effective tax rate reflects the lower corporate tax rate of The Tax Act and an additional tax benefit from share-based payment awards. The lower effective tax rate was partially offset by increases in certain non-taxable and non-deductible items including the impact of non-deductible compensation. See Note 14, Income Taxes, in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our revolving credit facilities.
Historically, we have financed the majority of our acquisitions primarily by financing our operating subsidiaries through mortgages, our revolving credit facility, and cash generated from operations. Cash paid to fund acquisitions was $154.8 million, $91.9 million and $76.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. Total capital expenditures for property and equipment were $71.5 million, $50.9 million and $54.1 million for the years ended December 31, 2019, 2018, and 2017, respectively. We currently have approximately $55.0 million budgeted for renovation projects for 2020. We believe our current cash balances, our cash flow from operations and the amounts available under our credit facility will be sufficient to cover our operating needs for at least the next 12 months.

We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of December 31, 2019 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of December 31, 2019, we held debt security investments of approximately $48.3 million, which were split between AA, A and BBB rated securities.

The following table presents selected data on our continuing operations from our condensed consolidated statement of cash flows for the periods presented:

	Year Ended December 31,
	2019	2018	2017

	(In thousands)
Net cash provided by (used in):
Continuing operating activities	$168,927	$170,152	$48,360
Continuing investing activities	(224,030)	(141,340)	(97,095)
Continuing financing activities	83,278	(70,345)	18,272
Net (decrease) increase in cash and cash equivalents from discontinued operations	(83)	30,279	15,094
Net increase(decrease) in cash and cash equivalents	28,092	(11,254)	(15,369)
Cash and cash equivalents beginning of period, including cash of discontinued operations	31,083	42,337	57,706
Cash and cash equivalents end of period, including cash of discontinued operations	$59,175	$31,083	$42,337
Less cash of discontinued operations at end of period	—	41	36
Cash and cash equivalents at end of period	$59,175	$31,042	$42,301
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
For 2019 compared to 2018, the $1.2 million decrease in cash provided by continuing operating activities was primarily due to an income tax refund we received of $11.0 million in 2018 that did not recur in 2019, offset by higher net income and changes in working capital in 2019. Changes in working capital was driven by timing of collections of accounts receivable and payments of prepaid expenses and other assets, and accrued wages and related liabilities.
For 2018 compared to 2017, the $121.8 million increase in cash provided by continuing operating activities was due to higher net income as a result of operational improvements and reduced corporate tax rate related to the Tax Act, which resulted in income tax refund of $11.0 million and changes to working capital. Changes in working capital was driven by timing of collections of accounts receivable and payments of accrued expenses and operating assets and liabilities.
Investing Activities
Investing cash flows consist primarily of capital expenditures, investment purchases and cash used for acquisitions.
The increase in cash used in continuing investing activities in 2019 compared to 2018 of $82.7 million was primarily due to an increase in cash used for acquisitions, net of escrow deposits, of $62.9 million and an increase in capital expenditure spending by $20.6 million.
Our net cash used in continuing investing activities in 2018 compared to 2017 increased by $44.2million. The change was primarily the result of $38.0 million received from a sale-leaseback transaction in 2017, which did not recur in 2018. In addition, there was an increase in cash used for acquisitions. net of escrow deposit of $15.6 million.
Financing Activities

Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.

The increase in cash provided by continuing financing activities in 2019 compared to 2018 by $153.6 million was primarily due to net borrowing of $83.3 million in 2019 compared to a net repayment of $69.9 million in 2018. We also received $11.6 million of dividend from Pennant in connection with the Spin-Off, which was used to repay third party debt. During 2019, we repurchased $6.4 million of common stock under our authorized common stock repurchase program. We did not have any repurchases of common stocks in 2018.

The increase in cash used for continuing financing activities in 2018 compared to 2017 of $88.6 million was primarily due to a net repayment in 2018 of $69.9 million compared to a net borrowing of $31.9 million in 2017. This was partially offset by cash used in 2017 for common stock repurchases of $7.3 million and no repurchases of common stock in 2018.

Contractual Obligations, Commitments and Contingencies and Capital Expenditures

Total long-term debt obligations, net of debt discount, outstanding as of the end of each fiscal year were as follows:

	December 31,
	2015	2016	2017	2018	2019

	(In thousands)
Credit facilities and term loans	$85,000	$270,125	$190,625	$123,125	$210,000
Mortgage loan and promissory notes	14,671	14,032	125,394	122,955	120,350
Total	$99,671	$284,157	$316,019	$246,080	$330,350

Significant contractual obligations as of December 31, 2019 were as follows, including the future periods in which payments are expected:

	2020	2021	2022	2023	2024	Thereafter	Total

	(In thousands)
Operating lease obligations	$126,901	$126,524	$125,303	$123,567	$122,586	$1,130,599	$1,755,480
Long-term debt obligations	2,702	2,802	2,906	3,016	213,128	105,796	330,350
Interest payments on long-term debt	4,039	3,940	3,837	3,725	3,613	52,641	71,795
Total	$133,642	$133,266	$132,046	$130,308	$339,327	$1,289,036	$2,157,625
Not included in the table above are our actuarially determined self-insured general and professional malpractice liability, workers' compensation and medical (including prescription drugs) and dental healthcare obligations which are broken out between current and long-term liabilities in our financial statements included in this Annual Report on Form 10-K.

Credit Facility with a Lending Consortium Arranged by Truist
We maintain a credit facility with a lending consortium arranged by Truist Financial Corporation ("Truist"), formerly known as SunTrust Bank, Inc. ("SunTrust"), (as amended to date, the Credit Facility). On October 1, 2019, in connection with the Spin-Off, we entered into the third amendment to the previous amended credit agreement, with a revolving line of credit of up to $350 million in aggregate principal. The maturity date of the Credit Facility is October 1, 2024. In connection with the amendment, we also terminated the term loan under the previous credit facility, which had an aggregate outstanding principal amount of $107.5 million, plus accrued and unpaid interest as of September 30, 2019. The interest rates applicable to loans under the Credit Facility are, at the Company's option, equal to either a base rate plus a margin ranging from 0.50% to 1.50% per annum or LIBOR plus a margin range from 1.50% to 2.50% per annum, based on the Consolidated Total Net Debt to Consolidated EBITDA ratio (as defined in the agreement). In addition, we will pay a commitment fee on the unused portion of the commitments that will range from 0.25% to 0.45% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio.

Mortgage Loans and Promissory Note

During the fiscal year 2019, 19 of our subsidiaries are under mortgage loans insured with Department of Housing and Urban Development (HUD) for an aggregate amount of $116.1 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear fixed interest rates range of 2.6% to 3.5% per annum. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. For the majority of the loans, the prepayment fee is 10% during the first three years and is reduced by 3% in the fourth year of the loan, and reduced by 1% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The term of the mortgage loans are 25 to 35-years.

In addition to the HUD mortgage loans above, we have a promissory note issued in connection with various acquisitions. This note bear fixed interest rate is 5.3% per annum. The term of the note is 12 years and are secured by the real property comprising the facilities and the rents, issues and profits thereof, as well as all personal property used in the operation of the facilities.

Operating Leases
During the fiscal year 2019, 161 of our facilities are under long-term lease arrangements, of which 83 of the operations are under the triple-net Master Leases with CareTrust REIT, Inc. (CareTrust). In connection with the Spin-Off, 11 of the original 94 properties were transferred to Pennant. The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each master lease, our individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%. At our option, we can extend the Master Leases for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease.
We also lease certain affiliated facilities and our administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, we lease certain of our equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases.
Forty-two of our affiliated facilities, excluding the facilities that are operated under the Master Leases from CareTrust, are operated under eight separate master lease arrangements. Under these master leases, a breach at a single facility could subject one or more of the other affiliated facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of our leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in our outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.

As of January 31, 2020, we entered into additional operating lease agreements that had been signed, but the terms of which had not yet commenced, of approximately $18.6 million. These operating leases will commence between the fiscal year 2020 and fiscal year 2021 with lease terms of 20 to 36 years.
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
U.S. Government Inquiry and Corporate Integrity Agreement

In late 2006, we became the subject of an on-going criminal and civil investigation by the DOJ. The investigation was prompted by a whistleblower complaint and related primarily to claims submitted to the Medicare program for rehabilitation services provided at certain of our independently operating skilled nursing facilities in Southern California. We resolved and settled the matter for $48.0 million in 2013. In October 2013, we and the government executed a final settlement agreement in accordance with the April 2013 agreement and we remitted full payment of $48.0 million. In addition, we executed a five-year corporate integrity agreement with the Office of Inspector General HHS as part of the resolution. In the first quarter of 2019, we received notice from the Office of Inspector General (OIG) that our five-year corporate integrity agreement with the OIG has been completed. Upon receipt of our fifth and final annual report, the OIG confirmed that the term of the CIA is concluded.
See additional description of our contingencies in Note 15, Debt, Note 17, Leases and Note 19, Commitments and Contingencies in Notes to Consolidated Financial Statements.
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

Off-Balance Sheet Arrangements

As of December 31, 2019, we had approximately $5.3 million on our Credit Facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

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
At December 31, 2019, our subsidiaries had $210.0 million outstanding under our revolving credit facility. We have outstanding indebtedness under mortgage loans insured with Department of Housing and Urban Development (HUD) and promissory note to third party of $120.4 million.

Our cash and cash equivalents as of December 31, 2019 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of December 31, 2019, we held debt security investments of approximately $48.3 million, which were split between AA, A, and BBB rated securities. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of December 31, 2019 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Data (Unaudited)

The following table presents our unaudited quarterly consolidated results of operations for each of the eight quarters in the two-year period ended December 31, 2019. Upon the completed Spin-Off on October 1, 2019, Pennant's historical financial results for periods prior to the Spin-Off were reflected in our consolidated financial statements as discontinued operations for all periods presented below. The unaudited quarterly consolidated information has been derived from our unaudited quarterly financial statements on Forms 10-Q, which were prepared on the same basis as our audited consolidated financial statements. You should read the following table presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2019	2019	2019	2019	2018	2018	2018	2018

	(In thousands, except per share data)
Revenue	$560,191	$512,109	$492,916	$471,308	$462,439	$441,410	$426,597	$424,155
Cost of services	443,382	410,516	394,741	371,989	372,066	360,413	344,918	340,852
Total expenses	520,498	481,310	464,177	441,359	438,521	423,633	405,412	402,122
Income from operations	39,693	30,799	28,739	29,949	23,918	17,777	21,185	22,033
Net income from continuing operations	27,326	22,538	20,784	21,565	18,103	11,819	14,075	15,065
Net income from discontinued operations	—	5,290	8,141	6,042	8,456	8,531	8,251	8,228
Net income	$27,326	$27,828	$28,925	$27,607	$26,559	$20,350	$22,326	$23,293
Net (loss)/ income attributable to noncontrolling interests in continuing operations	(68)	390	116	85	16	(553)	34	72
Net income attributable to noncontrolling interests in discontinued operations	—	279	200	150	183	42	281	89
Net income attributable to The Ensign Group, Inc.	$27,394	$27,159	$28,609	$27,372	$26,360	$20,861	$22,011	$23,132
Net income from continuing operations attributable to the Ensign Group, Inc.	27,394	22,148	20,668	21,480	18,087	12,372	14,041	14,993
Net income from discontinued operations	—	5,011	7,941	5,892	8,273	8,489	7,970	8,139
Net income per share attributable to The Ensign Group, Inc.	$27,394	$27,159	$28,609	$27,372	$26,360	$20,861	$22,011	$23,132
Basic:
Continuing operations	$0.51	$0.41	$0.39	$0.41	$0.34	$0.24	$0.27	$0.29
Discontinued operations	$—	$0.09	$0.15	$0.11	$0.16	$0.16	$0.15	$0.16
Basic income per share attributable to The Ensign Group, Inc.	$0.51	$0.50	$0.54	$0.52	$0.50	$0.40	$0.42	$0.45
Diluted:
Continuing operations	$0.49	$0.39	$0.37	$0.39	$0.33	$0.23	$0.26	$0.28
Discontinued operations	$—	$0.09	$0.14	$0.10	$0.15	$0.15	$0.15	$0.15
Diluted income per share attributable to The Ensign Group, Inc.	$0.49	$0.48	$0.51	$0.49	$0.48	$0.38	$0.41	$0.43
Weighted average common shares outstanding:
Basic	53,397	53,941	53,408	53,081	52,449	52,139	51,880	51,585
Diluted	55,760	56,364	56,078	55,698	54,967	54,632	54,251	53,518
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

(c) Changes in Internal Control over Financial Reporting
Except for the implementation of certain internal controls related to the Spin-off of The Pennant Group, Inc., there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, that occurred during the fourth quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Accounting Firm

To the Stockholders and the Board of Directors of
The Ensign Group, Inc.
San Juan Capistrano, California

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Ensign Group, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2019 of the Company and our report dated February 5, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard and an emphasis of a matter paragraph regarding discontinued operations.

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

Costa Mesa, California February 5, 2020

Item 9B. OTHER INFORMATION

None.
PART III.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2020 Annual Meeting of Stockholders.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2020 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2020 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2020 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2020 Annual Meeting of Stockholders.

PART IV.

 Item 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

The following documents are filed as a part of this report:

(a) (1) Financial Statements:

The Financial Statements described in Part II. Item 8 and beginning on page 88 are filed as part of this Annual Report on Form 10-K.

(a) (2) Financial Statement Schedule:

Schedule II: Valuation and Qualifying Accounts, immediately following the financial statements included in this Annual Report on Form 10-K.

(a) (3) Exhibits:  The following exhibits are filed or furnished with or incorporated by reference this Annual Report on Form 10-K.

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
2.1	Separation and Distribution Agreement, dated as of May 23, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc.	8-K	001-33757	2.1	6/5/2014
2.2	Master Separation Agreement, dated as of October 1, 2019, by and between The Ensign Group, Inc. and The Pennant Group, Inc.	8-K	001-33757	2.1	10/1/2019
3.1	Fifth Amended and Restated Certificate of Incorporation of The Ensign Group, Inc., filed with the Delaware Secretary of State on November 15, 2007	10-Q	001-33757	3.1	12/21/2007
3.2	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of The Ensign Group, Inc., filed with the Delaware Secretary of State on February 4, 2020					X
3.3	Amendment to the Amended and Restated Bylaws, dated August 5, 2014	8-K	001-33757	3.2	8/8/2014
3.4	Amended and Restated Bylaws of The Ensign Group, Inc.	10-Q	001-33757	3.2	12/21/2007
3.5	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on November 7, 2013	8-K	001-33757	3.1	11/7/2013

Exhibit				File	Exhibit	Filing	Filed
No.		Exhibit Description*	Form	No.	No.	Date	Herewith
3.6		Certificate of Elimination of Series A Junior Participating Preferred Stock	8-K	001-33757	3.1	6/5/2014
4.1		Description of the Common stock of The Ensign Group, Inc.					X
4.2		Specimen common stock certificate	S-1	333-142897	4.1	10/5/2007
10.1	+	The Ensign Group, Inc. 2001 Stock Option, Deferred Stock and Restricted Stock Plan, form of Stock Option Grant Notice for Executive Officers and Directors, stock option agreement and form of restricted stock agreement for Executive Officers and Directors	S-1	333-142897	10.1	7/26/2007
10.2	+	The Ensign Group, Inc. 2005 Stock Incentive Plan, form of Nonqualified Stock Option Award for Executive Officers and Directors, and form of restricted stock agreement for Executive Officers and Directors	S-1	333-142897	10.2	7/26/2007
10.3	+	The Ensign Group, Inc. 2007 Omnibus Incentive Plan	S-1	333-142897	10.3	10/5/2007
10.4	+	Amendment to The Ensign Group, Inc. 2007 Omnibus Incentive Plan	8-K	001-33757	99.2	7/28/2009
10.5	+	Form of 2007 Omnibus Incentive Plan Notice of Grant of Stock Options; and form of Non-Incentive Stock Option Award Terms and Conditions	S-1	333-142797	10.4	10/5/2007
10.6	+	Form of 2007 Omnibus Incentive Plan Restricted Stock Agreement	S-1	333-142897	10.5	10/5/2007
10.7	+	Form of Indemnification Agreement entered into between The Ensign Group, Inc. and its directors, officers and certain key employees	S-1	333-142897	10.6	10/5/2007
10.8		Fourth Amended and Restated Loan Agreement, dated as of November 10, 2009, by and among certain subsidiaries of The Ensign Group, Inc. as Borrowers, and General Electric Capital Corporation as Agent and Lender	8-K	001-33757	10.1	11/17/2009
10.9		Consolidated, Amended and Restated Promissory Note, dated as of December 29, 2006, in the original principal amount of $64,692,111.67, by certain subsidiaries of The Ensign Group, Inc. in favor of General Electric Capital Corporation	S-1	333-142897	10.8	7/26/2007
10.10		Third Amended and Restated Guaranty of Payment and Performance, dated as of December 29, 2006, by The Ensign Group, Inc. as Guarantor and General Electric Capital Corporation as Agent and Lender, under which Guarantor guarantees the payment and performance of the obligations of certain of Guarantor's subsidiaries under the Third Amended and Restated Loan Agreement	S-1	333-142897	10.9	7/26/2007
10.11		Form of Amended and Restated Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of June 30, 2006 (filed against Desert Terrace Nursing Center, Desert Sky Nursing Home, Highland Manor Health and Rehabilitation Center and North Mountain Medical and Rehabilitation Center), by and among Terrace Holdings AZ LLC, Sky Holdings AZ LLC, Ensign Highland LLC and Valley Health Holdings LLC as Grantors, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary and Schedule of Material Differences therein	S-1	333-142897	10.10	7/26/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.12	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of June 30, 2006 (filed against Park Manor), by and among Plaza Health Holdings LLC as Grantor, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary	S-1	333-142897	10.11	7/26/2007
10.13	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of June 30, 2006 (filed against Catalina Care and Rehabilitation Center), by and among Rillito Holdings LLC as Grantor, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary	S-1	333-142897	10.12	7/26/2007
10.14	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of October 16, 2006 (filed against Park View Gardens at Montgomery), by and among Mountainview Communitycare LLC as Grantor, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary	S-1	333-142897	10.13	7/26/2007
10.15	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of October 16, 2006 (filed against Sabino Canyon Rehabilitation and Care Center), by and among Meadowbrook Health Associates LLC as Grantor, Chicago Title Insurance Company as Trustee and General Electric Capital Corporation as Beneficiary	S-1	333-142897	10.14	7/26/2007
10.16	Form of Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of December 29, 2006 (filed against Upland Care and Rehabilitation Center and Camarillo Care Center), by and among Cedar Avenue Holdings LLC and Granada Investments LLC as Grantors, Chicago Title Insurance Company as Trustee and General Electric Capital Corporation as Beneficiary and Schedule of Material Differences therein	S-1	333-142897	10.15	7/26/2007
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
		S-1	333-142897	10.16	7/26/2007
10.18	Amended and Restated Loan and Security Agreement, dated as of March 25, 2004, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Agent and Lender	S-1	333-142897	10.19	5/14/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.19	Amendment No. 1, dated as of December 3, 2004, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Lender	S-1	333-142897	10.20	5/14/2007
10.20	Second Amended and Restated Revolving Credit Note, dated as of December 3, 2004, in the original principal amount of $20,000,000, by The Ensign Group, Inc. and certain of its subsidiaries in favor of General Electric Capital Corporation	S-1	333-142897	10.19	7/26/2007
10.21	Amendment No. 2, dated as of March 25, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Lender	S-1	333-142897	10.22	5/14/2007
10.22	Amendment No. 3, dated as of June 22, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower and General Electric Capital Corporation as Lender	S-1	333-142897	10.21	7/26/2007
10.23	Amendment No. 4, dated as of August 1, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	S-1	333-142897	10.42	8/17/2007
10.24	Amendment No. 5, dated September 13, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	S-1	333-142897	10.43	10/5/2007
10.25	Revolving Credit Note, dated as of September 13, 2007, in the original principal amount of $5,000,000 by The Ensign Group, Inc. and certain of its subsidiaries in favor of General Electric Capital Corporation	S-1	333-142897	10.44	10/5/2007
10.26	Commitment Letter, dated October 3, 2007, from General Electric Capital Corporation to The Ensign Group, Inc., setting forth the general terms and conditions of the proposed amendment to the revolving credit facility, which will increase the available credit thereunder to $50.0 million	S-1	333-142897	10.46	10/5/2007
10.27	Amendment No. 6, dated November 19, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	11/21/2007
10.28	Amendment No. 7, dated December 21, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	12/27/2007
10.29	Amendment No. 1 and Joinder Agreement to Second Amended and Restated Loan and Security Agreement, by certain subsidiaries of The Ensign Group, Inc. as Borrower and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	2/9/2009
10.30	Second Amended and Restated Revolving Credit Note, dated February 4, 2009, by certain subsidiaries of The Ensign Group, Inc. as Borrowers for the benefit of General Electric Capital Corporation as Lender	8-K	001-33757	10.2	2/9/2009
10.31	Amended and Restated Revolving Credit Note, dated February 21, 2008, by certain subsidiaries of The Ensign Group, Inc. as Borrowers for the benefit of General Electric Capital Corporation as Lender	8-K	001-33757	10.2	2/27/2008
10.32	Ensign Guaranty, dated February 21, 2008, between The Ensign Group, Inc. as Guarantor and General Electric Capital Corporation as Lender	8-K	001-33757	10.3	2/27/2008

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.33	Holding Company Guaranty, dated February 21, 2008, by and among The Ensign Group, Inc. and certain of its subsidiaries as Guarantors and General Electric Capital Corporation as Lender	8-K	001-33757	10.4	2/27/2008
10.34	Pacific Care Center Loan Agreement, dated as of August 6, 1998, by and between G&L Hoquiam, LLC as Borrower and GMAC Commercial Mortgage Corporation as Lender (later assumed by Cherry Health Holdings, Inc. as Borrower and Wells Fargo Bank, N.A. as Lender)	S-1	333-142897	10.23	5/14/2007
10.35	Deed of Trust and Security Agreement, dated as of August 6, 1998, by and among G&L Hoquiam, LLC as Grantor, Ticor Title Insurance Company as Trustee and GMAC Commercial Mortgage Corporation as Beneficiary	S-1	333-142897	10.24	7/26/2007
10.36	Promissory Note, dated as of August 6, 1998, in the original principal amount of $2,475,000, by G&L Hoquiam, LLC in favor of GMAC Commercial Mortgage Corporation	S-1	333-142897	10.25	7/26/2007
10.37	Loan Assumption Agreement, by and among G&L Hoquiam, LLC as Prior Owner; G&L Realty Partnership, L.P. as Prior Guarantor; Cherry Health Holdings, Inc. as Borrower; and Wells Fargo Bank, N.A., the Trustee for GMAC Commercial Mortgage Securities, Inc., as Lender	S-1	333-142897	10.26	5/14/2007
10.38	Exceptions to Nonrecourse Guaranty, dated as of October 2006, by The Ensign Group, Inc. as Guarantor and Wells Fargo Bank, N.A. as Trustee for GMAC Commercial Mortgage Securities, Inc., under which Guarantor guarantees full and prompt payment of all amounts due and owing by Cherry Health Holdings, Inc. under the Promissory Note	S-1	333-142897	10.22	7/26/2007
10.39	Deed of Trust with Assignment of Rents, dated as of January 30, 2001, by and among Ensign Southland LLC as Trustor, Brian E. Callahan as Trustee and Continental Wingate Associates, Inc. as Beneficiary	S-1	333-142897	10.27	7/26/2007
10.40	Deed of Trust Note, dated as of January 30, 2001, in the original principal amount of $7,455,100, by Ensign Southland, LLC in favor of Continental Wingate Associates, Inc.	S-1	333-142897	10.28	5/14/2007
10.41	Security Agreement, dated as of January 30, 2001, by and between Ensign Southland, LLC and Continental Wingate Associates, Inc.	S-1	333-142897	10.29	5/14/2007
10.42	Master Lease Agreement, dated July 3, 2003, between Adipiscor LLC as Lessee and LTC Partners VI, L.P., Coronado Corporation and Park Villa Corporation collectively as Lessor	S-1	333-142897	10.30	5/14/2007
10.43	Lease Guaranty, dated July 3, 2003, between The Ensign Group, Inc. as Guarantor and LTC Partners VI, L.P., Coronado Corporation and Park Villa Corporation collectively as Lessor, under which Guarantor guarantees the payment and performance of Adipiscor LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.31	5/14/2007
10.44	Master Lease Agreement, dated September 30, 2003, between Permunitum LLC as Lessee, Vista Woods Health Associates LLC, City Heights Health Associates LLC, and Claremont Foothills Health Associates LLC as Sublessees, and OHI Asset (CA), LLC as Lessor	S-1	333-142897	10.32	5/14/2007
10.45	Lease Guaranty, dated September 30, 2003, between The Ensign Group, Inc. as Guarantor and OHI Asset (CA), LLC as Lessor, under which Guarantor guarantees the payment and performance of Permunitum LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.33	5/14/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.46	Lease Guaranty, dated September 30, 2003, between Vista Woods Health Associates LLC, City Heights Health Associates LLC and Claremont Foothills Health Associates LLC as Guarantors and OHI Asset (CA), LLC as Lessor, under which Guarantors guarantee the payment and performance of Permunitum LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.34	5/14/2007
10.47	Master Lease Agreement, dated January 31, 2003, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.35	5/14/2007
10.48	Lease Guaranty, between The Ensign Group, Inc. as Guarantor and Healthcare Property Investors, Inc. as Owner, under which Guarantor guarantees the payment and performance of Moenium Holdings LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.36	5/14/2007
10.49	First Amendment to Master Lease Agreement, dated May 27, 2003, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.37	5/14/2007
10.50	Second Amendment to Master Lease Agreement, dated October 31. 2004, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.38	5/14/2007
10.51	Lease Agreement, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant; and Guaranty of Lease, dated August 2, 2003, by The Ensign Group, Inc. as Guarantor in favor of Landlord, under which Guarantor guarantees Tenant's obligations under the Lease Agreement	S-1	333-142897	10.39	5/14/2007
10.52	First Amendment to Lease Agreement dated January 15, 2004, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant	S-1	333-142897	10.40	5/14/2007
10.53	Second Amendment to Lease Agreement dated December 13, 2007, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant; and Reaffirmation of Guaranty of Lease, dated December 13, 2007, by The Ensign Group, Inc. as Guarantor in favor of Landlord, under which Guarantor reaffirms its guaranty of Tenants obligations under the Lease Agreement	10-K	001-33757	10.52	3/6/2008
10.54	Third Amendment to Lease Agreement dated February 21, 2008, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant	10-K	001-33757	10.54	2/17/2010
10.55	Fourth Amendment to Lease Agreement dated July 15, 2009, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant	10-K	001-33757	10.55	2/17/2010
10.56	Form of Independent Consulting and Centralized Services Agreement between Ensign Facility Services, Inc. and certain of its subsidiaries	S-1	333-142897	10.41	5/14/2007
10.57	Form of Health Insurance Benefit Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Medicare program	S-1	333-142897	10.48	10/19/2007
10.58	Form of Medi-Cal Provider Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the California Medicaid program	S-1	333-142897	10.49	10/19/2007
10.59	Form of Provider Participation Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Arizona Medicaid program	S-1	333-142897	10.50	10/19/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.60	Form of Contract to Provide Nursing Facility Services under the Texas Medical Assistance Program pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Texas Medicaid program	S-1	333-142897	10.51	10/19/2007
10.61	Form of Client Service Contract pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Washington Medicaid program	S-1	333-142897	10.52	10/19/2007
10.62	Form of Provider Agreement for Medicaid and UMAP pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Utah Medicaid program	S-1	333-142897	10.53	10/19/2007
10.63	Form of Medicaid Provider Agreement pursuant to which a subsidiary of The Ensign Group, Inc. participates in the Idaho Medicaid program	S-1	333-142897	10.54	10/19/2007
10.64	Six Project Promissory Note dated as of November 10, 2009, in the original principal amount of $40,000,000, by certain subsidiaries of the Ensign Group, Inc. in favor of General Electric Capital Corporation	8-K	001-33757	10.2	11/17/2009
10.65	Note, dated December 31, 2010 by certain subsidiaries of the Company.	8-K	001-33757	10.1	1/6/2011
10.66	Revolving Credit and Term Loan Agreement, dated as of July 15, 2011, among the Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, now known as Truist, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	8-K	001-33757	10.1	7/19/2011
10.67	Commercial Deeds of Trust, Security Agreements, Assignment of Leases and Rents and Future Filing, dated as of February 17, 2012, made by certain subsidiaries of the Company for the benefit of RBS Asset Finance, Inc. 8-K.	8-K	001-33757	10.1	2/22/2012
10.68	First Amendment to Revolving Credit and Term Loan Agreement, dated as of October 27, 2011, among The Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, now known as Truist, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	10-K	001-33757	10.70	2/13/2013
10.69	Second Amendment to Revolving Credit and Term Loan Agreement, dated as of April 30, 2012, among The Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, now known as Truist, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	10-K	001-33757	10.71	2/13/2013
10.70	Third Amendment to Revolving Credit and Term Loan Agreement, dated as of February 1, 2013, among The Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, now known as Truist, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	8-K	001-33757	10.1	2/6/2013
10.71	Fourth Amendment to Revolving Credit and Term Loan Agreement, dated as of April 16, 2013, among the Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto(the "Lenders") and SunTrust Bank, now known as Truist, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	8-K	001-33757	10.1	4/22/2013

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.72	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and The Ensign Group, Inc. dated October 1, 2013.	10-K	001-33757	10.74	2/13/2014
10.73	Settlement agreement dated October 1, 2013, entered into among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General ("OIG-HHS") of the Department of Health and Human Services ("HHS") (collectively the "United States") and the Company.	8-K	001-33757	10.75	5/8/2014
10.74	Form of Master Lease by and among certain subsidiaries of The Ensign Group, Inc. and certain subsidiaries of CareTrust REIT, Inc.	8-K	001-33757	10.1	6/5/2014
10.75	Form of Guaranty of Master Lease by The Ensign Group, Inc. in favor of certain subsidiaries of CareTrust REIT, Inc., as landlords under the Master Leases	8-K	001-33757	10.2	6/5/2014
10.76	Opportunities Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc.	8-K	001-33757	10.3	6/5/2014
10.77	Transition Services Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc.	8-K	001-33757	10.4	6/5/2014
10.78	Tax Matters Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc.	8-K	001-33757	10.5	6/5/2014
10.79	Employee Matters Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc.	8-K	001-33757	10.6	6/5/2014
10.80	Contribution Agreement, dated as of May 30, 2014, by and among CTR Partnership L.P., CareTrust GP, LLC, CareTrust REIT, Inc. and The Ensign Group, Inc.	8-K	001-33757	10.7	6/5/2014
10.81	Credit Agreement, dated as of May 30, 2014, by and among The Ensign Group, Inc., SunTrust Bank, now known as Truist, as administrative agent, and the lenders party thereto	8-K	001-33757	10.8	6/5/2014
10.82	Amended and Restated Credit Agreement as of February 5, 2016, by and among The Ensign Group, Inc., SunTrust Bank, now known as Truist, as administrative agent, and the lenders party thereto	8-K	001-33757	10.1	2/8/2016
10.83	Second Amended Credit Agreement as of July 19, 2016, by and among The Ensign Group, Inc., SunTrust Bank, now known as Truist, as administrative agent, and the lenders party thereto	8-K	001-33757	10.1	7/25/2016
10.84	Cornerstone Healthcare, Inc. 2016 Omnibus Incentive	10-Q	001-33757	10.2	8/1/2016
10.85	Cornerstone Healthcare, Inc. Stockholders Agreement	10-Q	001-33757	10.3	8/1/2016
10.86	The Ensign Group, Inc. 2017 Omnibus Incentive Plan	DEF 14A	001-33757	A	4/13/2017
10.87	Form of 2017 Omnibus Incentive Plan Notice of Grant of Stock Options; and form of Non-Incentive Stock Option Award Terms and Conditions	10-K	001-33757	10.87	2/8/2018
10.88	Form of 2017 Omnibus Incentive Plan Restricted Stock Agreement	10-K	001-33757	10.88	2/8/2018
10.89	Form of U.S. Department of Housing and Urban Development Healthcare Facility Note and schedule of individual subsidiary loans, by and among The Ensign Group, Inc.'s subsidiaries listed therein and U.S. Department of Housing and Urban Development	8-K	001-33757	10.1	1/3/2018
10.90	Form of U.S. Department of Housing and Urban Development Security Instrument/Mortgage/Deed of Trust	8-K	001-33757	10.2	1/3/2018

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.91	Transition Services Agreement, dated as of October 1, 2019, by and between The Ensign Group, Inc. and The Pennant Group, Inc	8-K	001-33757	10.1	10/1/2019
10.92	Tax Matters Agreement, dated as of October 1, 2019, by and between The Ensign Group, Inc. and The Pennant Group, Inc.	8-K	001-33757	10.2	10/1/2019
10.93	Employee Matters Agreement, dated as of October 1, 2019, by and between The Ensign Group, Inc. and The Pennant Group, Inc.	8-K	001-33757	10.3	10/1/2019
10.94	Third Amended and Restated Credit Agreement, dated as of October 1, 2019, by and among The Ensign Group, Inc., SunTrust Bank, now known as Truist, as administrative agent, and the lenders party thereto	8-K	001-33757	10.4	10/1/2019
10.95	Lease Agreement, dated as of October 1, 2019, by and between The Ensign Group, Inc. and The Pennant Group, Inc.	8-K	001-33757	10.5	10/1/2019
21.1	Subsidiaries of The Ensign Group, Inc., as amended					X
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulations S-T)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+	Indicates management contract or compensatory plan.
*	Documents not filed herewith are incorporated by reference to the prior filings identified in the table above.

Item 16. FORM 10-K SUMMARY
Not applicable

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ENSIGN GROUP, INC.

February 5, 2020	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer and Executive Vice President (Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY R. PORT	Chief Executive Officer, President and Director (principal executive officer)	February 5, 2020
Barry R. Port

/s/ SUZANNE D. SNAPPER	Chief Financial Officer and Executive Vice President (principal financial officer and duly authorized officer)	February 5, 2020
Suzanne D. Snapper

/s/ ROY E. CHRISTENSEN	Chairman Emeritus	February 5, 2020
Roy E. Christensen

/s/ CHRISTOPHER R. CHRISTENSEN	Chairman of the Board	February 5, 2020
Christopher R. Christensen

/s/ ANN S. BLOUIN	Director	February 5, 2020
Ann S. Blouin

/s/ SWATI B. ABBOTT	Director	February 5, 2020
Swati B. Abbott

/s/ DAREN J. SHAW	Director	February 5, 2020
Daren J. Shaw

/s/ LEE A. DANIELS	Director	February 5, 2020
Lee A. Daniels

/s/ BARRY M. SMITH	Director	February 5, 2020
Barry M. Smith

THE ENSIGN GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
The Ensign Group, Inc.
San Juan Capistrano, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Ensign Group, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, the related notes, and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 5, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases effective January 1, 2019. The Company adopted FASB Accounting Standards Update 2016-02, Leases (ASC 842), electing the transition method that allows it to apply the standard as of the adoption date and record a cumulative adjustment in retained earnings, if applicable. Leases (ASC 842) - incremental borrowing rate is also communicated as a critical audit matter below.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Self-Insurance Liability (General and Professional Liability) - Refer to Notes 2 and 18 to the financial statements

Critical Audit Matter Description

The Company's self-insurance liability for general and professional liability claims was $50.1 million at December 31, 2019. The Company develops information about the size of the ultimate claims based on historical experience, current industry information, and actuarial analysis.

The determination of case reserves for known general and professional liability claims, which is used in developing the actuarial estimated liability, is highly subjective. Given the significant judgments in estimating the case reserves for known claims, we have determined the reserve for general and professional liability to be a critical audit matter. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimate of the case reserves for known claims.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures relating to management’s judgment regarding the estimation of the reserve for general and professional liability included the following, among others:

•	We tested the effectiveness of controls over the reserve for general and professional liability, including those over the determination of the case reserves for known claims.

•
We obtained an understanding of the factors considered and assumptions made by management and the actuaries in developing the estimate of the general and professional liability reserves, the sources of data relevant to these factors and assumptions and the procedures used to obtain the data, and the methods used to calculate the estimate.

•
We performed a retrospective review in which we compared the current portion of the liability at the end of the prior year with what was actually paid in the current year in order to assess the ability of the Company to forecast the timing of reserve payouts.

•
We tested known case reserves by making selections and obtaining the associated notice of claim and settlement support (if applicable), as well as inquiring with the Company as to the nature of each case reserve selection and the judgment rationale for the established reserve amount. Additionally, we confirmed the selected cases with external legal counsel and inquired about open cases handled by each legal firm, and agreed those cases are appropriately included in the claims data.

Incremental Borrowing Rate (Leases) - Refer to Notes 2 and 17 to the financial statements (also see Leases (ASC 842) explanatory paragraph above)

Critical Audit Matter Description

The Company’s reported right-of-use assets, current lease liabilities and long-term lease liabilities, utilize discount rates to calculate the estimated present value of future lease payments. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of future lease payments. The Company utilized a third-party valuation specialist to assist in estimating the incremental borrowing rate. As of December 31, 2019, the weighted average incremental borrowing rate used to determine the operating lease liability is 8.3%.

Auditing management’s assessment of its incremental borrowing rate is highly subjective and judgmental as the Company has no outstanding debt nor committed credit facilities, secured or otherwise, that would have comparable collateral or similar terms as their underlying properties. Further, changes in the incremental borrowing rate may have a material impact on the measurement of the Company’s right-of-use assets, current lease liabilities and long term lease liabilities, as well as the determination of operating or finance leases. Based on the level of management judgment, we have determined the incremental borrowing rate to be a critical audit matter. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimation of the incremental borrowing rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures relating to management’s judgment regarding the estimation of the incremental borrowing rate included the following, among others:

•	We tested the effectiveness of controls over management's determination of the incremental borrowing rate, including those over management’s review of its third-party specialist valuation report.

•
We obtained an understanding of the factors considered and assumptions made by management and the valuation specialists in developing the estimate of the incremental borrowing rate, the sources of data relevant to these factors and assumptions and the procedures used to obtain the data, and the methods used to calculate the estimate.

•	With the assistance of our fair value specialists, we performed an independent estimate of the incremental borrowing rate and compared the results to the Company’s estimate.

Emphasis of a Matter

As discussed in Note 1 and 3 to the financial statements, on October 1, 2019, the Company completed the separation of its transitional and skilled nursing services, ancillary businesses, home health and hospice operations and substantially all of its senior living operations into two separate, publicly traded companies (the “Spin-Off”), through a distribution of the shares of The Pennant Group, Inc. to the Company’s stockholders. The results of the Spin-Off operations have been presented as discontinued operations in the accompanying financial statements.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 5, 2020

We have served as the Company's auditor since 1999.

THE ENSIGN GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018

	(In thousands, except par values)
Assets
Current assets:
Cash and cash equivalents	$59,175	$31,042
Accounts receivable—less allowance for doubtful accounts of $2,472 and $2,270 at December 31, 2019 and 2018, respectively	308,985	251,915
Investments—current	17,754	8,682
Prepaid income taxes	739	6,219
Prepaid expenses and other current assets	24,428	19,576
Assets held for sale - current	—	1,859
Current assets of discontinued operations (Note 3)	—	28,779
Total current assets	411,081	348,072
Property and equipment, net	767,565	608,416
Right-of-use assets (Note 17)	1,046,901	—
Insurance subsidiary deposits and investments	30,571	36,168
Escrow deposits	14,050	7,271
Deferred tax assets	4,615	11,749
Restricted and other assets (Note 12)	26,207	18,459
Intangible assets, net (Note 10)	3,382	30,922
Goodwill (Note 11)	54,469	49,585
Other indefinite-lived intangibles (Note 11)	3,068	2,466
Long-term assets of discontinued operations (Note 3)	—	68,850
Total assets	$2,361,909	$1,181,958
Liabilities and equity
Current liabilities:
Accounts payable	$44,973	$39,846
Accrued wages and related liabilities	151,009	106,870
Lease liabilities—current (Note 17)	44,964	—
Accrued self-insurance liabilities—current	29,252	25,446
Other accrued liabilities	70,273	56,711
Current maturities of long-term debt	2,702	10,105
Current liabilities of discontinued operations (Note 3)	—	30,249
Total current liabilities	343,173	269,227
Long-term debt—less current maturities	325,217	233,135
Long-term lease liabilities—less current portion (Note 17)	973,983	—
Accrued self-insurance liabilities—less current portion	58,114	54,605
Other long-term liabilities	5,278	7,918
Deferred gain related to sale-leaseback (Note 17)	—	11,417
Long-term liabilities of discontinued operations (Note 3)	—	3,316
Total liabilities	1,705,765	579,618

Commitments and contingencies (Notes 15, 17 and 19)
Equity:
Ensign Group, Inc. stockholders' equity:
Common stock: $0.001 par value; 100,000 shares authorized; 56,176 and 53,487 shares issued and outstanding at December 31, 2019, respectively, and 55,089 and 52,584 shares issued and outstanding at December 31, 2018, respectively (Note 20)	56	55
Additional paid-in capital	307,914	284,384
Retained earnings	391,523	344,901
Common stock in treasury, at cost, 2,079 and 1,932 shares at December 31, 2019 and 2018, respectively (Note 20)	(45,296)	(38,405)
Total Ensign Group, Inc. stockholders' equity	654,197	590,935
Non-controlling interest	1,947	11,405
Total equity	656,144	602,340
Total liabilities and equity	$2,361,909	$1,181,958
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2019	2018	2017

	(In thousands, except per share data)
Revenue	$2,036,524	$1,754,601	$1,598,326
Expense
Cost of services	1,620,628	1,418,249	1,313,451
(Return of unclaimed class action settlement)/charges related to class action lawsuit (Note 19)	—	(1,664)	11,000
Losses related to divestitures (Note 7 and 17)	—	—	2,321
Rent—cost of services (Note 17)	124,789	117,676	111,980
General and administrative expense	110,873	90,563	74,120
Depreciation and amortization	51,054	44,864	42,268
Total expenses	1,907,344	1,669,688	1,555,140
Income from operations	129,180	84,913	43,186
Other income (expense):
Interest expense	(15,662)	(15,182)	(13,616)
Interest income	2,649	2,016	1,609
Other expense, net	(13,013)	(13,166)	(12,007)
Income before provision for income taxes	116,167	71,747	31,179
Provision for income taxes	23,954	12,685	14,206
Net income from continuing operations	92,213	59,062	16,973
Net income from discontinued operations, net of tax (Note 3)	19,473	33,466	23,860
Net income	111,686	92,528	40,833
Less:
Net income/(loss) attributable to noncontrolling interests in continuing operations	523	(431)	198
Net income attributable to noncontrolling interests in discontinued operations (Note 3)	629	595	160
Net income attributable to noncontrolling interests	1,152	164	358
Net income attributable to The Ensign Group, Inc.	$110,534	$92,364	$40,475

Amounts attributable to The Ensign Group, Inc.
Income from continuing operations attributable to The Ensign Group, Inc.	91,690	59,493	16,775
Income from discontinued operations, net of income tax (Note 3)	18,844	$32,871	23,700
Net income attributable to The Ensign Group, Inc.	$110,534	$92,364	$40,475
Net income per share attributable to The Ensign Group, Inc.:
Basic:
Continuing operations	$1.72	$1.14	$0.33
Discontinued operations	$0.35	$0.64	$0.46
Basic income per share attributable to The Ensign Group, Inc.	$2.07	$1.78	$0.79
Diluted:
Continuing operations	$1.64	$1.09	$0.32
Discontinued operations	$0.33	$0.61	$0.45
Diluted income per share attributable to The Ensign Group, Inc.	$1.97	$1.70	$0.77
Weighted average common shares outstanding:
Basic	53,452	52,016	50,932
Diluted	55,981	54,397	52,829
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
	Shares	Amount			Shares	Amount		Total

	(In thousands)
Balance - January 1, 2017	50,838	$52	$252,493	$235,021	1,520	$(31,117)	$4,046	$460,495
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	934	1	5,273	—	—	—	—	5,274
Repurchase of common stock (Note 20)	(412)	—	—	—	412	(7,288)	—	(7,288)
Dividends declared ($0.1725 per share)	—	—	—	(8,867)	—	—	—	(8,867)
Employee stock award compensation	—	—	8,331	—	—	—	—	8,331
Acquisition of noncontrolling interest, net of tax	—	—	(39)	—	—	—	(44)	(83)
Noncontrolling interest attributable to subsidiary equity plan	—	—	—	(1,938)	—	—	3,302	1,364
Net income attributable to noncontrolling interest	—	—	—	—	—	—	358	358
Net income attributable to the Ensign Group, Inc.	—	—	—	40,475	—	—	—	40,475
Balance - December 31, 2017	51,360	$53	$266,058	$264,691	1,932	$(38,405)	$7,662	$500,059
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	1,224	2	9,367	—	—	—	—	9,369
Dividends declared ($0.1825 per share)	—	—	—	(9,615)	—	—	—	(9,615)
Employee stock award compensation	—	—	8,959	—	—	—	—	8,959
Noncontrolling interest attributable to subsidiary equity plan	—	—	—	(2,539)	—	—	3,917	1,378
Noncontrolling interest attributable to distribution	—	—	—	—	—	—	(338)	(338)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	164	164
Net income attributable to the Ensign Group, Inc.	—	—	—	92,364	—	—	—	92,364
Balance - December 31, 2018	52,584	$55	$284,384	$344,901	1,932	$(38,405)	$11,405	$602,340
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	1,050	1	11,784	—	—	—	—	11,785
Repurchase of common stock (Note 20)	(138)	—	—	—	138	(6,406)	—	(6,406)
Shares of common stock used to satisfy tax withholding obligations	(9)	—	—	—	9	(485)	—	(485)
Dividends declared ($0.1925 per share)	—	—	—	(10,370)	—	—	—	(10,370)
Employee stock award compensation	—	—	11,746	—	—	—	—	11,746
Distribution of net assets to Pennant (Note 3)	—	—	—	(71,181)	—	—	(13,252)	(84,433)
Dividends received from Pennant (Note 3)	—	—	—	11,600	—	—	—	11,600
Repurchase of common stock attributable to subsidiary equity plan	—	—	—	—	—	—	(394)	(394)
Noncontrolling interest attributable to subsidiary equity plan	—	—	—	(2,991)	—	—	3,585	594
Cumulative effect of accounting change, net of tax (Note 17)	—	—	—	9,030	—	—	—	9,030
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(549)	(549)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	1,152	1,152
Net income attributable to the Ensign Group, Inc.	—	—	—	110,534	—	—	—	110,534
Balance - December 31, 2019	53,487	$56	$307,914	$391,523	2,079	$(45,296)	$1,947	$656,144
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$111,686	$92,528	$40,833
Net income from discontinued operations, net of tax	(19,473)	(33,466)	(23,860)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,054	44,864	42,268
Impairment of long-lived assets and goodwill (Note 9 and 11)	4,144	9,145	111
Amortization of deferred financing fees	1,090	1,175	1,039
Amortization of deferred gain on sale-leaseback (Note 17)	—	(658)	(421)
Non-cash leasing arrangement (Note 17)	318	—	—
Write-off of deferred financing fees	329	—	—
Deferred income taxes	3,490	1,353	8,965
Provision for doubtful accounts (Note 4)	2,444	2,477	27,649
Share-based compensation	11,322	8,367	7,755
Cash received from insurance proceeds related to replacement properties and business interruptions	1,599	2,568	477
(Gain)/Loss on insurance claims and disposal of assets	(3,026)	(1,038)	311
Income tax refund	—	11,000	—
Change in operating assets and liabilities
Accounts receivable	(60,424)	(10,459)	(46,714)
Prepaid income taxes	5,600	2,228	(19,145)
Prepaid expenses and other assets	(7,247)	1,677	(8,868)
Liabilities related to operational closures (Note 7 and 17)	—	—	2,210
Operating lease obligations	(7,763)	—	—
Accounts payable	4,457	1,768	2,897
Accrued wages and related liabilities	47,386	27,565	3,113
Income taxes payable	—	—	(1,182)
Other accrued liabilities	11,353	4,550	5,578
Accrued self-insurance liabilities	6,286	5,740	6,095
Other long-term liabilities	4,302	(1,232)	(751)
Net cash provided by continuing operating activities	168,927	170,152	48,360
Net cash provided by discontinued operating activities	23,296	40,150	31,183
Net cash provided by operating activities	192,223	210,302	79,543
Cash flows from investing activities:
Purchase of property and equipment	(71,541)	(50,894)	(54,079)
Cash payments for business acquisitions (Note 8)	(6,455)	—	(77,507)
Cash payments for asset acquisitions (Note 8)	(141,595)	(84,721)	(195)
Escrow deposits	(14,050)	(7,271)	(137)
Escrow deposits used to fund acquisitions	7,271	137	1,582
Cash proceeds from the sale of assets and insurance proceeds	8,051	4,772	2,647
Cash proceeds from sale leaseback	—	—	38,000
Purchases of investments	(12,332)	(3,074)	(6,592)
Maturities of investments	8,857	—	—
Other restricted assets	(2,236)	(289)	(814)
Net cash used in continuing investing activities	(224,030)	(141,340)	(97,095)
Net cash used in discontinued investing activities	(22,985)	(9,871)	(16,089)
Net cash used in investing activities	(247,015)	(151,211)	(113,184)
Cash flows from financing activities:
Proceeds from revolving credit facility and other debt (Note 15)	1,380,000	845,000	1,022,015
Payments on revolving credit facility and other debt (Note 15)	(1,296,654)	(914,939)	(990,154)
Issuance of common stock upon exercise of options	8,503	9,369	5,274
Repurchase of shares of common stock to satisfy tax withholding obligations	(485)	—	—
Repurchase of shares of common stock (Note 20)	(6,406)	—	(7,288)
Dividends paid	(10,190)	(9,419)	(8,717)
Dividends received from Pennant	11,600	—	—
Cash retained by Pennant at spin-off	(47)	—	—
Non-controlling interest distribution	(549)	(338)	—
Purchase of non-controlling interest	—	—	(83)
Payments of deferred financing costs	(2,494)	(18)	(2,775)
Net cash provided by/(used in) continuing financing activities	83,278	(70,345)	18,272
Net cash used in discontinued financing activities	(394)	—	—
Net cash provided by/(used in) financing activities	82,884	(70,345)	18,272
Net increase/(decrease) in cash and cash equivalents	28,092	(11,254)	(15,369)
Cash and cash equivalents beginning of period, including cash of discontinued operations	31,083	42,337	57,706
Cash and cash equivalents end of period, including cash of discontinued operations	59,175	31,083	42,337
Less cash of discontinued operations at end of period	—	41	36
Cash and cash equivalents end of period	$59,175	$31,042	$42,301
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,275	$15,992	$13,284
Income taxes	$20,158	$19,653	$38,382
Lease liabilities	$141,541	$—	$—
Non-cash financing and investing activity:
Accrued capital expenditures	$4,100	$3,500	$3,550
Accrued dividends declared	$2,705	$2,525	$2,328
Note receivable from sale of ancillary business	$—	$126	$—
Right-of-use assets obtained in exchange for new and modified operating lease obligations	$203,163	$—	$—
Distribution of net assets to Pennant	$84,433	$—	$—
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, shares and options in thousands, except per share data)

1. DESCRIPTION OF BUSINESS
The Company - The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company, through its operating subsidiaries, is a provider of health care services across the post-acute care continuum. As of December 31, 2019, the Company operated 223 facilities and other ancillary operations located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Massachusetts, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. The Company's operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, senior living and other ancillary services. The Company's operating subsidiaries have a collective capacity of approximately 22,600 operational skilled nursing beds and 2,200 senior living units. As of December 31, 2019, the Company operated 161 facilities under long-term lease arrangements, and had options to purchase 11 of those 161 facilities. The Company owned an additional 90 real estate properties, which included 62 operations the Company operated and managed, real estate properties of 29 senior living operations that were leased to The Pennant Group, Inc. as part of the Spin-Off (defined below), and the Service Center location. Of the 29 real estate, two of the senior living operations are located on the same real estate properties as the skilled nursing facilities.
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

Spin-Off Transaction — On October 1, 2019, the Company completed the previously announced separation of its transitional and skilled nursing services, home health and hospice operations and substantially all of its senior living operations into two separate, publicly traded companies (the Spin-Off). Upon completion of the Spin-Off and as of December 31, 2019, the Company restructured its operations. The Company now operates and reports only one reportable operating segment: transitional and skilled services. The Company believes that this structure reflects its current operational and financial management, and provides the best structure for the Company to focus on growth opportunities while maintaining financial discipline.

As a result of the Spin-Off, the consolidated financial statements reflect the Spin-Off operations, assets and liabilities, and cash flows as discontinued operations for all periods presented. Unless otherwise noted, amounts in the Notes to the consolidated financial statements exclude amounts attributable to discontinued operations. Refer to Note 3, Spin-Off of Subsidiaries, for additional information regarding discontinued operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying consolidated financial statements (Financial Statements) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The Company is the sole member or stockholder of various consolidated limited liability companies and corporations established to operate various acquired skilled nursing and senior living operations and related ancillary services. All intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest. The Company presents noncontrolling interests within the equity section of its consolidated balance sheets and the amount of consolidated net income that is attributable to The Ensign Group, Inc. and the noncontrolling interest in its consolidated statements of income.
The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest and the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's relationship with variable interest entities was not material during the years ended December 31, 2019, 2018, and 2017.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first quarter of 2019, the Company completed the sale of one of its senior living operations for a sale price of $1,838. The sale transaction did not meet the criteria of discontinued operations as it did not represent a strategic shift that had, or will have, a major effect on the Company's operations and financial results. The Company presented property and equipment assets of the senior living operation sold as held for sale in the consolidated balance sheet as of December 31, 2018.
Estimates and Assumptions — The preparation of Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Company’s Financial Statements relate to revenue, intangible assets and goodwill, right-of-use-assets, impairment of long-lived assets, lease liabilities, general and professional liability, workers' compensation and healthcare claims included in accrued self-insurance liabilities, and income taxes. Actual results could differ from those estimates.

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
The Company evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  If securities are in an unrealized loss position, the Company considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. The Company also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For the years ended December 31, 2019, 2018, and 2017, the Company did not recognize any OTTI for its investments.
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
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows,

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and recorded an impairment charge of $3,203, $5,492, and $111 during the years ended December 31, 2019, 2018, and 2017, respectively. The Company also recorded an impairment charge of $443 to right-of-use assets during the year ended December 31, 2019.

Leases and Leasehold Improvements - The Company leases skilled nursing facilities, senior living facilities and commercial office space. On January 1, 2019, the Company adopted Accounting Standards Codification Topic 842, Leases (ASC 842), electing the transition method that allows it to apply the standard as of the adoption date and record a cumulative adjustment in retained earnings. The Company determines if an arrangement is a lease at the inception of each lease. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating or finance lease. Operating leases are included in right-of-use assets, current lease liabilities and long-term lease liabilities on the Company's consolidated balance sheet. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of future lease payments. The Company utilized a third-party valuation specialist to assist in estimating the incremental borrowing rate. As of December 31, 2019, the weighted average incremental borrowing rate used to determine the operating lease liability is 8.3%. The Company records rent expense for operating leases on a straight-line basis over the term of the lease. The lease term used for straight-line rent expense is calculated from the date the Company is given control of the leased premises through the end of the lease term. Renewals are not assumed in the determination of the lease term unless they are deemed to be reasonably assured at the inception of the lease. The lease term used for this evaluation also provides the basis for establishing depreciable lives for buildings subject to lease and leasehold improvements.

The Company recognizes lease expense for leases with an initial term of 12 months or less on a straight-line basis over the lease term. These leases are not recorded on the consolidated balance sheet. Certain of the Company's lease agreements include rental payments that are adjusted periodically for inflation. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company does not have material subleases.
Intangible Assets and Goodwill — Definite-lived intangible assets consist primarily of patient base, facility trade names and customer relationships. Patient base is amortized over a period of four to 8 months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date. Trade names at affiliated facilities are amortized over 30 years and customer relationships are amortized over a period of up to 20 years.
The Company's indefinite-lived intangible assets consist of trade names, and Medicare and Medicaid licenses. The Company tests indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual test for impairment during the fourth quarter of each year. Management evaluated goodwill and intangible assets during fiscal years 2019 and 2018, due to changes in performance. During the years ended December 31, 2019 and 2018, the Company recorded impairment charges of $498 and $3,653, respectively, to goodwill and intangible assets. The Company did not identify any goodwill or intangible asset impairment during the year ended December 31, 2017.
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
In addition, the Company has recorded an asset and equal liability of $7,999 and $6,969 at December 31, 2019 and 2018, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis.
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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Standards Adopted by the Company

In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates, which aligns the guidance in various SEC sections of the FASB ASC with the requirements of certain already effective SEC final rules. ASU 2019-07 is effective immediately upon issuance and did not have a material impact on the company's consolidated financial statements and related disclosures.

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

The adoption of this standard resulted in recognition of right-of-use assets and lease liabilities of $1,015,937 and $1,006,907, respectively, on its consolidated balance sheets as of January 1, 2019. The Company recorded an adjustment, net of tax, of $9,030 to retained earnings, on the adoption date, related to a deferred gain on a previous sale-leaseback transaction, which resulted in an increase in rent expense of $658 annually, as we are no longer able to recognize the gain in our consolidated statement of income as a result of the new lease standard. In addition, initial direct costs associated with its lease agreements and favorable lease assets of $26,939 were classified into right-of-use assets on the adoption date. The standard does not materially affect the Company's consolidated net earnings or have a notable impact on liquidity or debt-covenant compliance under the current agreements. See further discussion at Note 17, Leases.

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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accounting Standards Recently Issued but Not Yet Adopted by the Company

In August 2018, the FASB issued amended guidance to simplify fair value measurement disclosure requirements. The new provisions eliminate the requirements to disclose (1) transfers between Level 1 and Level 2 of the fair value hierarchy, (2) policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy, and (3) net asset value disclosure of estimates of timing of future liquidity events. The FASB also modified disclosure requirements of Level 3 fair value measurements. This guidance is effective for annual periods beginning after December 15, 2019, which will be the Company's fiscal year 2020, with early adoption permitted. The Company has adopted this standard on January 1, 2020 and determined there was no material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued amended authoritative guidance to simplify and reduce the cost and complexity of the goodwill impairment test. The new provisions eliminate step 2 from the goodwill impairment test and shifts the concept of impairment from a measure of loss when comparing the implied fair value of goodwill to its carrying amount to comparing the fair value of a reporting unit with its carrying amount. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment or step 2 of the goodwill impairment test. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This guidance is effective for annual periods beginning after December 15, 2019, which will be the Company's fiscal year 2020, with early adoption permitted. The Company has adopted this standard on January 1, 2020 and determined there was no material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance will be effective for fiscal years beginning after December 15, 2019, which will be the Company's fiscal year 2020, with early adoption is permitted. The Company has adopted this standard on January 1, 2020 and determined there was no material impact on the Company's consolidated financial statements.

3. SPIN-OFF OF SUBSIDIARIES

On October 1, 2019, the Company completed the previously announced separation of its transitional and skilled nursing services, ancillary businesses, home health and hospice operations and substantially all of its senior living operations into two separate, publicly traded companies:

•
Ensign, which includes skilled nursing and senior living services, physical, occupational and speech therapies and other rehabilitative and healthcare services at 223 healthcare facilities and campuses, post-acute-related ancillary operations and real estate investments; and

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The Pennant Group, Inc. (Pennant), which is a holding company of operating subsidiaries that provide home health, hospice and senior living services.
The Company completed the separation through a tax-free distribution of all of the outstanding shares of common stock of Pennant to Ensign stockholders on a pro rata basis. Ensign stockholders received one share of Pennant common stock for every two shares of Ensign common stock held at the close of business on September 20, 2019, the record date for the Spin-Off. The number of shares of Ensign common stock each stockholder owns and the related proportionate interest in Ensign did not change as a result of the Spin-Off. Each Ensign stockholder received only whole shares of Pennant common stock in the distribution, as well as cash in lieu of any fractional shares. The Spin-Off was effective from and after October 1, 2019, with shares of Pennant common stock distributed on October 1, 2019. Pennant is listed on the NASDAQ Global Select Market (NASDAQ) and trades under the ticker symbol “PNTG”.

In connection with the Spin-Off, Pennant's operations consist of 63 home health, hospice and home care agencies and 52 senior living communities. Ensign affiliates retained ownership of all the real estate, which includes the real estate of 29 of the 52 senior living operations that were contributed to Pennant. These assets are leased to Pennant on a triple-net basis. Pennant affiliates are responsible for all costs at the properties, including property taxes, insurance and maintenance and repair costs. The initial terms range between 14 to 16 years. Annual rental income generated from the leases with Pennant is $12,164. The variable rent such as property taxes, insurance and other items is not material for the year ended December 31, 2019. Pennant's remaining 23 senior living operations are leasing the underlying real estate from unrelated third parties.

The Company received $11,600 from Pennant as a dividend payment in connection with the distribution of assets to Pennant. The Company used the funds to repay certain outstanding third-party bank debt. The assets and liabilities were contributed to Pennant based on their historical carrying values, which were as follows:

Cash and cash equivalents	$47
Accounts receivable, net	30,064
Prepaid expenses and other current assets	4,483
Property and equipment, net	13,728
Right-of-use assets	150,385
Goodwill and intangibles, net	74,747
Accounts payable	(4,725)
Accrued wages and related liabilities	(14,544)
Other accrued liabilities - current	(17,531)
Lease liabilities, net	(152,221)
Net contribution	$84,433

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

As a result of the Spin-Off, the Company recorded a $71,181 reduction in retained earnings which included net assets of $84,433 as of October 1, 2019. The Company transferred cash of $47 to Pennant, with the remainder considered a non-cash activity in the consolidated statements of cash flows. The Spin-Off also resulted in a reduction of noncontrolling interest of $13,252.

Ensign and Pennant entered into several agreements in connection with the Spin-Off, including a transition services agreement (TSA), separation and distribution agreement, tax matters agreement and an employee matters agreement. Pursuant to the TSA, Ensign, Pennant and their respective subsidiaries are providing various services to each other on an interim, transitional basis. Services being provided by Ensign include, among others, certain finance, information technology, human resources, employee benefits and other administrative services. The TSA will terminate on September 30, 2021. Billings by Ensign under the TSA were not material during the year ended December 31, 2019.

Prior to the consummation of the Spin-Off, Pennant granted awards to certain employees and directors of Ensign under the Pennant Long-Term Incentive Plan (LTIP), in recognition of their performance in assisting with the Spin-Off. These awards were exchanged for Pennant common stock prior to the distribution.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Immediately after the Spin-Off, Ensign no longer consolidated the results of Pennant operations into its financial results. Pennant's assets, liabilities, operating results and cash flows for all periods presented have been classified as discontinued operations within the Consolidated Financial Statements. The following table presents the financial results of Pennant through the date of the Spin-Off for the indicated periods and do not include corporate overhead allocations:

	Year Ended December 31,
	2019	2018	2017

	(In thousands)
Revenue	$249,039	$286,058	$250,991
Expense
Cost of services	187,560	209,423	184,252
Rent—cost of services	17,295	20,836	19,939
General and administrative expense	16,672	9,744	6,497
Depreciation and amortization	2,402	2,480	2,204
Total expenses	223,929	242,483	212,892
Income from discontinued operations	25,110	43,575	38,099
Interest income	26	47	—
Provision for income taxes	5,663	10,156	14,239
Income from discontinued operations, net of tax	19,473	33,466	23,860

Net income attributable to discontinued noncontrolling interests	629	595	160
Net income attributable to The Ensign Group, Inc.	$18,844	$32,871	$23,700

The Company incurred transaction costs of $9,119 related to the Spin-Off since commencing in 2018, of which $7,909 and $746 are reflected in the Company's consolidated statement of operations as discontinued operations for the years ended December 31, 2019 and 2018, respectively. Transaction costs primarily consist of third-party advisory, consulting, legal and professional services, as well as other items that are incremental and one-time in nature that are related to the separation. Transaction costs for 2019 incurred prior to October 1, 2019 are reflected in discontinued operations.

The following table presents the aggregate carrying amounts of the classes of assets and liabilities of the discontinued operations of Pennant:

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2018

(In thousands)
Assets
Current assets:
Cash and cash equivalents	$41
Accounts receivable—less allowance for doubtful accounts of $616	24,184
Prepaid expenses and other current assets	4,554
Total current assets as classified as discontinued operations on the consolidated balance sheet	28,779
Property and equipment, net	10,458
Restricted and other assets(1)	2,286
Intangible assets, net	78
Goodwill	30,892
Other indefinite-lived intangibles	25,136
Long-term assets as discontinued operations on the consolidated balance sheet	68,850
Total assets as discontinued operations on the consolidated balance sheet	$97,629
Liabilities
Current liabilities:
Accounts payable	4,390
Accrued wages and related liabilities	12,786
Other accrued liabilities	13,073
Total current liabilities as discontinued operations on the consolidated balance sheet	30,249
Other long-term liabilities	3,316
Long-term liabilities as discontinued operations on the consolidated balance sheet	3,316
Total liabilities as discontinued operations on the consolidated balance sheet	$33,565
(1) Restricted and other assets is net of deferred tax liabilities .

4. REVENUE AND ACCOUNTS RECEIVABLE

The Company's revenue is derived primarily from providing healthcare services to its patients. Revenues are recognized when services are provided to the patients at the amount that reflects the consideration to which the Company expects to be entitled from patients and third-party payors, including Medicaid, Medicare and insurers (private and Medicare replacement plans), in exchange for providing patient care. The healthcare services in transitional and skilled patient contracts include routine services in exchange for a contractual agreed-upon amount or rate. Routine services are treated as a single performance obligation satisfied over time as services are rendered. As such, patient care services represent a bundle of services that are not capable of being distinct. Additionally, there may be ancillary services which are not included in the daily rates for routine services, but instead are treated as separate performance obligations satisfied at a point in time, if and when those services are rendered.

Revenue recognized from healthcare services are adjusted for estimates of variable consideration to arrive at the transaction price. The Company determines the transaction price based on contractually agreed-upon amounts or rate on a per day basis, adjusted for estimates of variable consideration. The Company uses the expected value method in determining the variable component that should be used to arrive at the transaction price, using contractual agreements and historical reimbursement experience within each payor type. The amount of variable consideration which is included in the transaction price may be constrained, and is included in net revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would affect net revenue in the period such variances become known.
Revenue from the Medicare and Medicaid programs accounted for 70.4%, 71.0%, and 70.9% the Company's revenue for the years ended December 31, 2019, 2018, and 2017, respectively. Settlement with Medicare and Medicaid payors for retroactive adjustments due to audits and reviews are considered variable consideration and are included in the determination of the estimated transaction price. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity. Consistent with healthcare industry practices, any changes to these revenue estimates are recorded in the period the change or adjustment becomes known based on final settlement. The Company recorded adjustments to revenue which were not material to the Company's consolidated revenue or Financial Statements for the years ended December 31, 2019, 2018, and 2017.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disaggregation of Revenue
The Company disaggregates revenue from contracts with its patients by payors. The Company determines that disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
Revenue by Payor
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
Revenue for the years ended December 31, 2019, 2018, and 2017 is summarized in the following tables:

	Year Ended December 31,
	2019		2018		2017
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$802,952	39.4%	$691,276	39.4%	$613,760	38.4%
Medicare	499,353	24.5	436,580	24.9	417,870	26.1
Medicaid — skilled	132,889	6.5	117,686	6.7	102,875	6.4
Total Medicaid and Medicare	1,435,194	70.4	1,245,542	71.0	1,134,505	70.9
Managed care	351,054	17.2	301,866	17.2	281,563	17.6
Private and other(1)	250,276	12.4	207,193	11.8	182,258	11.5
Revenue	$2,036,524	100.0%	$1,754,601	100.0%	$1,598,326	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the years ended December 31, 2019, 2018, and 2017. During the fiscal year 2019, private and other payors includes $5,812 of rental income.
Balance Sheet Impact
Included in the Company’s consolidated balance sheet are contract assets, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company had no material contract liabilities as of December 31, 2019 and 2018, or activity during the year ended December 31, 2019 and 2018.
Accounts receivable as of December 31, 2019 and 2018 is summarized in the following table:

	Year Ended December 31,
	2019	2018
Medicaid	$125,443	$111,292
Managed care	70,015	51,603
Medicare	53,163	39,537
Private and other payors	62,836	51,753
	311,457	254,185
Less: allowance for doubtful accounts	(2,472)	(2,270)
Accounts receivable, net	$308,985	$251,915

The Company adopted ASC 606 on January 1, 2018. As a result of the adoption, the majority of what was previously presented as bad debt expense under operating expenses has been incorporated as an implicit price concession factored into the calculation of net revenues. Subsequent material events that alter the payor's ability to pay are recorded as bad debt expense. The Company's bad debt expense and bad debt as a percent of total revenue was $2,444 and 0.1%, $2,477 and 0.1% and $27,649 and 1.7%, for the years ended December 31, 2019, 2018 and 2017, respectively.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income from continuing operations	$92,213	$59,062	$16,973
Less: net income/(loss) attributable to noncontrolling interests in continuing operations	523	(431)	198
Net income from continuing operations attributable to The Ensign Group, Inc.	91,690	59,493	16,775
Net income from discontinued operations, net of tax	19,473	33,466	23,860

Less: net income attributable to noncontrolling interests in discontinued operations	629	595	160
Net income from discontinued operations, net of tax	18,844	32,871	23,700
Net income attributable to The Ensign Group, Inc.	$110,534	$92,364	$40,475

Denominator:
Weighted average shares outstanding for basic net income per share	53,452	52,016	50,932
Basic net income per common share:
Income from continuing operations	$1.72	$1.14	$0.33
Income from discontinued operations	$0.35	$0.64	$0.46
Net income attributable to The Ensign Group, Inc.	$2.07	$1.78	$0.79

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income from continuing operations	$92,213	$59,062	$16,973
Less: net income/(loss) attributable to noncontrolling interests in continuing operations	523	(431)	198
Net income from continuing operations attributable to The Ensign Group, Inc.	91,690	59,493	16,775
Net income from discontinued operations, net of tax	19,473	33,466	23,860
Less: net income attributable to noncontrolling interests in discontinued operations	629	595	160
Net income from discontinued operations, net of tax	18,844	32,871	23,700
Net income attributable to The Ensign Group, Inc.	$110,534	$92,364	$40,475

Denominator:
Weighted average common shares outstanding	53,452	52,016	50,932
Plus: incremental shares from assumed conversion (1)	2,529	2,381	1,897
Adjusted weighted average common shares outstanding	55,981	54,397	52,829
Diluted net income per common share:
Income from continuing operations attributable to The Ensign Group, Inc.	$1.64	$1.09	$0.32
Income from discontinued operations	$0.33	$0.61	$0.45
Net income attributable to The Ensign Group, Inc.	$1.97	$1.70	$0.77

(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 250, 220 and 1,252 for the years ended December 31, 2019, 2018, and 2017, respectively.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018:

	December 31,
	2019			2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Cash and cash equivalents	$59,175	$—	$—	$31,042	$—	$—

The Company's non-financial assets, which includes goodwill, intangible assets, property and equipment and right-of-use assets, are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, the Company assesses its long-lived assets for impairment. When impairment has occurred, such long-lived assets are written down to fair value.

The Company classified $1,859 of land, building and equipment related to the sale of one senior living operations as held for sale in the consolidated balance sheets as of December 31, 2018. The carrying value of these assets approximates fair value based on Level 2 inputs based on the determined transaction price in the sale agreement.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Security Investments - Held to Maturity

At December 31, 2019 and 2018, the Company had approximately $48,325 and $44,850, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value based on Level 1 inputs. The Company has the intent and ability to hold these debt securities to maturity. Further, as of December 31, 2019, the debt security investments were held in AA, A and BBB rated debt securities.

7. BUSINESS SEGMENTS

Prior to the Spin-Off, the Company had three reportable segments: 1) transitional and skilled services, 2) home health and hospice services and 3) senior living services. As of December 31, 2019, upon completion of the Spin-Off, the Company has one reportable operating segment: transitional and skilled services, which includes the operation of skilled nursing facilities. There was no change made to the historically presented segment of transitional and skilled services, which remains as the single segment subsequent to the Spin-Off. The Company's Chief Executive Officer, who is its chief operating decision maker, or CODM, reviews financial information at the operating segment level. The Company also reports an “all other” category that includes results from its senior living operations, real estate properties, mobile diagnostics and other ancillary operations. These operations are neither significant individually nor in aggregate, and therefore do not constitute a reportable segment. The Company believes that this structure reflects its current operational and financial management, and provides the best structure for the Company to maximize the quality of care provided while maintaining financial discipline.

As of December 31, 2019, transitional and skilled services included 190 wholly-owned affiliated skilled nursing operations and 23 campuses that provide skilled nursing and rehabilitative care services and senior living services. Included in the "all other" category are ancillary services the Company provided through ancillary operations and room and board and social services through ten wholly-owned affiliated senior living operations and 23 campuses as mentioned above. The Company evaluates performance and allocates capital resources to its operations based on an operating model that is designed to maximize the quality of care provided and profitability. General and administrative expenses are not allocated to the Company's reportable segment for purposes of determining segment profit or loss, and are included in the "all other" category in the selected segment financial data that follows. The accounting policies of the reporting segment is the same as those described in Note 2, Summary of Significant Accounting Policies. The Company's CODM does not review assets by segment in his resource allocation and therefore assets by segment are not disclosed below.

Segment revenues by major payor source were as follows:

	Year Ended December 31, 2019
	Transitional and Skilled Services	All Other		Total Revenue	Revenue %
Medicaid	$789,873	$13,079	(1)	$802,952	39.4%
Medicare	499,353	—		499,353	24.5
Medicaid-skilled	132,889	—		132,889	6.5
Subtotal	1,422,115	13,079		1,435,194	70.4
Managed care	351,054	—		351,054	17.2
Private and other	161,471	88,805	(2)	250,276	12.4
Total revenue	$1,934,640	$101,884		$2,036,524	100.0%

(1) Medicaid payor includes revenue generated from senior living operations for the year ended December 31, 2019.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services for the year ended December 31, 2019.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2018
	Transitional and Skilled Services	All Other		Total Revenue	Revenue %
Medicaid	$678,749	$12,527	(1)	$691,276	39.4%
Medicare	436,580	—		436,580	24.9
Medicaid-skilled	117,686	—		117,686	6.7
Subtotal	1,233,015	12,527		1,245,542	71.0
Managed care	301,866	—		301,866	17.2
Private and other	144,131	63,062	(2)	207,193	11.8
Total revenue	$1,679,012	$75,589		$1,754,601	100.0%

(1) Medicaid payor includes revenue generated from senior living operations for the year ended December 31, 2018.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services for the year ended December 31, 2018.

	Year Ended December 31, 2017
	Transitional and Skilled Services	All Other		Total Revenue	Revenue %
Medicaid	$603,104	$10,656	(1)	$613,760	38.4%
Medicare	417,870	—		417,870	26.1
Medicaid-skilled	102,875	—		102,875	6.4
Subtotal	1,123,849	10,656		1,134,505	70.9
Managed care	281,563	—		281,563	17.6
Private and other	139,798	42,460	(2)	182,258	11.5
Total revenue	$1,545,210	$53,116		$1,598,326	100.0%

(1) Medicaid payor includes revenue generated from senior living operations for the year ended December 31, 2017.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services for the year ended December 31, 2017.

The following table sets forth selected financial data consolidated by business segment:

	Year Ended December 31, 2019
	Transitional and Skilled Services	All Other(1)	Total
Revenue from external customers	$1,934,640	$101,884	$2,036,524
Segment income (loss)	$243,536	$(114,356)	$129,180
Interest expense, net of interest income			$(13,013)
Income before provision for income taxes			$116,167
Depreciation and amortization	$37,004	$14,050	$51,054

(1) General and administrative expense are included in the "All Other" category.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2018
	Transitional and Skilled Services	All Other(2)	Total
Revenue from external customers	$1,679,012	$75,589	$1,754,601
Segment income (loss)	$190,924	$(106,011)	$84,913
Interest expense, net of interest income			$(13,166)
Income before provision for income taxes			$71,747
Depreciation and amortization	$31,931	$12,933	$44,864

(1) General and administrative expense is included in the "All Other" category.

	Year Ended December 31, 2017
	Transitional and Skilled Services	All Other(2)	Total
Revenue from external customers	$1,545,210	$53,116	$1,598,326
Segment income (loss)	$140,272	$(97,086)	$43,186
Interest expense, net of interest income			$(12,007)
Income before provision for income taxes			$31,179
Depreciation and amortization	$29,928	$12,340	$42,268

(1) General and administrative expense is included in the "All Other" category.

The Company's transitional and skilled services segment income for the year ended December 31, 2019 included impairment of property and equipment and right-of-use assets of $1,732 and $443, respectively. The Company's transitional and skilled services segment income for the year ended December 31, 2017 included continued obligations under the terminated lease related to closed operations, lease termination costs and related closing expenses of $4,017. This amount includes the present value of future rental payments of approximately $2,715 and long-lived asset impairment of $111. In addition, the Company recorded a loss recovery of $1,286 related to a facility that was closed in 2016 in the fiscal year 2017. See Note 17, Leases for further detail.

8. ACQUISITIONS
The Company's subsidiaries acquisition focus is to purchase or lease operations that are complementary to the current affiliated operations, accretive to the business or otherwise advance the Company's strategy. The results of all operating subsidiaries are included in the accompanying Financial Statements subsequent to the date of acquisition. Acquisitions are accounted for using the acquisition method of accounting. The Company's affiliated operations also enter into long-term leases that may include options to purchase the facilities. As a result, from time to time, the affiliated operations will acquire the real estate of facilities that have been operating under third-party leases.
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
2019 Acquisitions

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2019, the Company expanded its operations through a combination of long-term leases and real estate purchases, with the addition of 22 stand-alone skilled nursing operations, one stand-alone senior living operation, and four campus operations. The addition of these operations added a total of 3,142 operational skilled nursing beds and 407 operational senior living units to be operated by the Company's affiliated operating subsidiaries. The Company also invested in new ancillary services that are complementary to its existing businesses. In addition, the Company invested in real estate and Medicare and Medicaid licenses during the year. The aggregate purchase price for these acquisitions during the year ended December 31, 2019 was $148,974.
For the acquisitions through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction.
The fair value of assets for 30 of the acquisitions was concentrated in property and equipment and as such, these transactions were classified as asset acquisitions. The purchase price for the asset acquisitions was $141,595. The fair value of assets for the remaining one acquisition was concentrated in goodwill and as such, this transaction was classified as a business combination. The purchase price for the business combination was $7,379. The Company also entered into a note payable with the seller of $924, which was subsequently paid off in the second quarter of 2019 and is included as payments of debt in the consolidated statement of cash flow.
In connection with the Spin-Off, the Company transferred the assets of two stand-alone senior living operations, two home health agencies, five hospice agencies and two home care agencies that were purchased for an aggregate price of $18,780. The Company retained the real estate for one stand-alone senior living operation.
Subsequent Event

Subsequent to December 31, 2019, the Company expanded its operations through real estate purchases with the addition of one stand-alone skilled nursing operation and one stand-alone independent living operation for a purchase price of $14,000. The addition of this operation added 59 operational skilled nursing beds and 158 operational senior living units to be operated by the Company's operating subsidiary. As of the date of this report, the preliminary purchase price allocations for each of the acquisitions acquired subsequent to December 31, 2019 were not complete as necessary valuation information was not yet available. As such, the determination of whether these acquisitions should be classified as business combinations or asset acquisitions under ASC 805 will be determined upon completion of the purchase price allocations.
2018 Acquisitions
During the year ended December 31, 2018, the Company expanded its operations through a combination of a long-term lease and real estate purchases, with the addition of four stand-alone skilled nursing operations and three campus operations. The addition of these operations added 744 operational skilled nursing beds and 264 senior living units to be operated by the Company's affiliated operating subsidiaries. In addition, with the stand-alone skilled nursing operation acquisition, the Company acquired real estate that included an adjacent long-term acute care hospital that is currently operated by a third party under a lease arrangement. In addition, in June 2018, the Company acquired an office building for a purchase price of $30,959 to accommodate its growing Service Center team. The aggregate purchase price for these acquisitions during the year ended December 31, 2018 was $84,721, which the fair value of assets for all these acquisitions was concentrated in property and equipment and as such, these transactions were classified as asset acquisitions.
The Company did not acquire any material assets or assume any liabilities other than tenant's post-assumption rights and obligations under the long-term lease. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction.
In connection with the Spin-Off, the Company transferred the assets of the seven stand-alone senior living operations, four home health agencies, three hospice agencies and two home care agencies which were purchased for an aggregate price of $5,318. The Company retained the real estate for three stand-alone senior living operations.
2017 Acquisitions
The information for the year ended December 31, 2017 presented below reflects the previous accounting policy prior to the adoption of ASC 805. As such, the majority of the acquisitions acquired during the year ended December 31, 2017 were classified as business combinations.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2017, the Company expanded its operations through a combination of long-term leases and purchases, with the addition of eight stand-alone skilled nursing operations, two stand-alone senior operations and one campus operation. The addition of these operations added 905 operational skilled nursing beds and 344 senior living units operated by the Company's operating subsidiaries. The Company also invested in new ancillary services that are complementary to its existing businesses. The aggregate purchase price for these acquisitions for the year ended December 31, 2017 was $77,624. Additionally, the Company's operating subsidiaries also opened four newly constructed stand-alone skilled nursing operations under long-term lease agreements, which added 455 operational skilled nursing beds.
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
In connection with the Spin-Off, the Company transferred the assets of seven stand-alone senior living operations, three home health agencies, three hospice agencies and one home care agency which were purchased for an aggregate price of $12,059. The Company retained the real estate for six stand-alone senior living operations.
The table below presents the allocation of the purchase price for the operations acquired, excluding assets that were contributed to Pennant, during the year ended December 31, 2019, 2018 and 2017:

	December 31,
	2019	2018	2017
Land	$34,377	$16,851	$9,732
Building and improvements	101,217	65,136	53,735
Equipment, furniture, and fixtures	6,024	1,638	4,196
Assembled occupancy	638	202	648
Definite-lived intangible assets	440	—	—
Goodwill	5,382	—	7,121
Favorable leases	294	534	—
Lease acquisition	—	360	—
Other indefinite-lived intangible assets	602	—	2,277
Other assets acquired, net of liabilities assumed	—	—	110
Total acquisitions	$148,974	$84,721	$77,819

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return. The operating subsidiaries acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operating subsidiaries, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operating subsidiaries. The businesses acquired during the year ended December 31, 2019 were not material acquisitions to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These acquisitions have been included in the December 31, 2019 consolidated balance sheets of the Company, and the operating results have been included in the consolidated statements of operations of the Company since the dates the Company gained effective control.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. PROPERTY AND EQUIPMENT— NET
Property and equipment, net consist of the following:

	December 31,
	2019	2018
Land	$91,740	$60,420
Buildings and improvements	531,538	410,728
Equipment	212,808	187,909
Furniture and fixtures	4,453	4,496
Leasehold improvements	127,983	109,005
Construction in progress	3,409	9,729
	971,931	782,287
Less: accumulated depreciation	(204,366)	(173,871)
Property and equipment, net	$767,565	$608,416

The Company completed the sale of real estate for $7,138 during the year ended December 31, 2019, of which $1,859 was classified as held for sale on the consolidated balance sheet as of December 31, 2018. The Company recognized a gain of $2,861 during the year ended December 31, 2019 related to the transaction. In addition, the Company evaluated its long-lived assets and recorded an impairment charge of $3,203, $5,492 and $111 for the fiscal year 2019, 2018 and 2017, respectively.
See also Note 8, Acquisitions for information on acquisitions during the years ended December 31, 2019 and 2018.

10. INTANGIBLE ASSETS — NET

		December 31,
		2019			2018
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Lease acquisition costs	1.7	$360	$(349)	$11	$843	$(251)	$592
Favorable leases	2.1	534	(448)	86	35,650	(8,724)	26,926
Assembled occupancy	0.4	2,982	(2,818)	164	2,344	(2,297)	47
Facility trade name	30.0	733	(342)	391	733	(317)	416
Customer relationships	18.2	4,640	(1,910)	2,730	4,200	(1,259)	2,941
Total		$9,249	$(5,867)	$3,382	$43,770	$(12,848)	$30,922

During the year ended December 31, 2019, amortization expense was $3,660, of which $1,981 was related to the amortization of right-of-use assets. During the years ended December 31, 2018 and 2017, amortization expense was $2,736 and $2,935, respectively. Favorable leases and lease acquisition costs of $26,939 were reclassed to right-of-use assets as of January 1, 2019, as a part of the adoption of ASC 842. See Note 17, Leases.
Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2020	$496
2021	234
2022	234
2023	234
2024	234
Thereafter	1,950
$3,382

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company performs its goodwill impairment test annually and evaluates goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. The Company performs the annual impairment testing of goodwill using October 1 as the measurement date. The Company completed its goodwill impairment test as of October 1, 2019 and recorded a goodwill impairment charge of $498 for the year ended December 31, 2019 compared to $3,513 of goodwill and $140 of intangible assets impairment charges for the year ended December 31, 2018 for other ancillary services. The Company did not record any impairment charge to goodwill and other intangible assets during the year ended December 31, 2017. Management determined that the improvements in operations and related forecasted cash flows were slower than anticipated at the time of acquisition, resulting in the impairment to goodwill for fiscal years 2019 and 2018.

The Company anticipates that the majority of total goodwill recognized will be fully deductible for tax purposes as of December 31, 2019. See further discussion of goodwill acquired at Note 8, Acquisitions.

The following table represents activity in goodwill by transitional and skilled service segment and "all other" category as of and for the year ended December 31, 2019:

	Transitional and Skilled Services	All Other	Total
January 1, 2017	$40,636	$5,341	$45,977
Additions	4,850	2,271	7,121
December 31, 2017	$45,486	$7,612	$53,098
Impairments	—	(3,513)	(3,513)
December 31, 2018	$45,486	$4,099	$49,585
Additions	—	5,382	5,382
Impairments	—	(498)	(498)
December 31, 2019	$45,486	$8,983	$54,469

During the year ended December 31, 2019, the Company acquired $602 in Medicare and Medicaid licenses as part of its acquisitions, compared to $2,277 in the fiscal year 2017. The Company did not acquire Medicare and Medicaid licenses during the fiscal year 2018.

Other indefinite-lived intangible assets consists of the following:

	December 31,
	2019	2018
Trade name	$889	$889
Medicare and Medicaid licenses	2,179	1,577
	$3,068	$2,466

12. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

	December 31,
	2019	2018
Debt issuance costs, net	$3,374	$1,891
Long-term insurance losses recoverable asset	7,999	6,969
Deposits with landlords	11,765	8,397
Capital improvement reserves with landlords and lenders	3,024	1,109
Other	45	93
Restricted and other assets	$26,207	$18,459

Included in restricted and other assets as of December 31, 2019 and 2018 are anticipated insurance recoveries related to the Company's workers' compensation, general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB. Prepaid rent of $5,220, previously included in deposits with landlords above, were reclassified to right-of-use assets as of January 1, 2019, as part of the adoption of ASC 842. See Note 17, Leases.

13. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	December 31,
	2019	2018
Quality assurance fee	$6,461	$5,375
Refunds payable	29,412	23,213
Resident advances	8,870	6,953
Cash held in trust for patients	3,038	2,765
Resident deposits	1,818	355
Dividends payable	2,705	2,525
Property taxes	8,055	8,461
Other	9,914	7,064
Other accrued liabilities	$70,273	$56,711

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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. INCOME TAXES
The provision for income taxes on continuing operations for the years ended December 31, 2019, 2018, and 2017 is summarized as follows:

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$14,363	$7,970	$4,006
State	5,425	3,362	1,235
	19,788	11,332	5,241
Deferred:
Federal	4,451	1,995	4,173
State	(285)	(642)	748
	4,166	1,353	4,921
Adjustment to deferred taxes for tax rate change	—	—	4,044
Total	$23,954	$12,685	$14,206

A reconciliation of the federal statutory rate to the effective tax rate for income from continuing operations for the years ended December 31, 2019, 2018, and 2017, respectively, is comprised as follows:

	December 31,
	2019	2018	2017
Income tax expense at statutory rate	21.0%	21.0%	35.0%
State income taxes - net of federal benefit	3.5	2.6	2.8
Non-deductible expenses	0.7	1.1	3.6
Non-deductible compensation	2.4	2.9	—
Equity compensation	(5.2)	(6.9)	(9.3)
Revaluation of deferred	—	(2.8)	13.0
Other adjustments	(1.8)	(0.2)	0.5
Total income tax provision	20.6%	17.7%	45.6%

The Company's effective tax rate was 20.6% for the year ended December 31, 2019, compared to 17.7% for the same period in 2018. The higher effective tax rate reflects a decrease in tax benefit from share-based payment awards and a one-time benefit from IRS approval of non-automatic change for 2018 that did not reoccur in 2019.
The decrease in the effective tax rate from fiscal year 2017 to fiscal year 2018 primarily resulted from the enactment of the Tax Act which reduced the corporate tax rate from 35% to 21%, along with the revaluation benefit in 2018 as compared to 2017. Further, the 2018 rate was lowered by a favorable impact of tax benefits related to stock-based compensation, offset by non-deductible compensation.
The Company's deferred tax assets and liabilities as of December 31, 2019 and 2018 are summarized below.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2019	2018
Deferred tax assets (liabilities):
Accrued expenses	$22,106	$19,758
Allowance for doubtful accounts	11,842	11,442
Tax credits	2,959	3,504
Insurance	5,952	5,681
Lease liability	264,460	—
	307,319	40,385
Valuation allowance	(791)	(791)
Total deferred tax assets	306,528	39,594
State taxes	(220)	(972)
Depreciation and amortization	(36,220)	(24,543)
Prepaid expenses	(2,822)	(2,330)
Right of use asset	(262,651)	—
Total deferred tax liabilities	(301,913)	(27,845)
Net deferred tax assets	$4,615	$11,749

The Company implemented ASC 842 as described in the Summary of Significant Accounting Policies. The new lease standard reduced net deferred assets by $3,044, which is reflected in retained earnings as a day one accounting change adjustment.
The Company had state credit carryforwards as of December 31, 2019 and 2018 of $2,959 and $3,504, respectively. These carryforwards almost entirely relate to state limitations on the application of Enterprise Zone employment-related tax credits. Unless the Company uses the Enterprise Zone credits beforehand, the carryforward will begin to expire in 2023. The remainder of these carryforwards relates to credits against the Texas margin tax and is expected to carry forward until 2027. As of December 31, 2019, a valuation allowance of $1,000 was recorded against the Enterprise Zone credits as the Company believes it is more likely than not that some of the benefit of the credits will not be realized.
The Company's operating loss carry forwards for both federal and states were not material during the years ended December 31, 2019 and 2018.
The Federal statutes of limitations on the Company's 2013, 2014, and 2015 income tax years lapsed during the third quarter of 2017, 2018, and 2019, respectively. During the fourth quarter of each year, various state statutes of limitations also lapsed. The lapses for the years ended December 31, 2019, 2018, and 2017 had no impact on the Company's unrecognized tax benefits.
As of December 31, 2019, 2018, and 2017, the Company did not have any unrecognized tax benefits, net of their state benefits, that would affect the Company's effective tax rate. The Company classifies interest and/or penalties on income tax liabilities or refunds as additional income tax expense or income. Such amounts are not material.
Subsequent to the year ended December 31, 2019, the IRS sent notification to the Company that the 2017 tax return will be examined. The Company is not currently under examination by any other major income tax jurisdiction.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. DEBT
Long-term debt consists of the following:

	December 31,
	2019	2018
Term loan with Truist	$—	$113,125
Revolving credit facility with Truist	210,000	10,000
Mortgage loans and promissory note	120,350	122,955
	330,350	246,080
Less: current maturities	(2,702)	(10,105)
Less: debt issuance costs	(2,431)	(2,840)
	$325,217	$233,135

Credit Facility with a Lending Consortium Arranged by Truist
The Company maintains a credit facility with a lending consortium arranged by Truist Financial Corporation ("Truist"), formerly known as SunTrust Bank, Inc. ("SunTrust"). The Company originally entered into the Credit Facility in an aggregate principal amount of $150,000 in May 2014. In 2016, the Company amended the revolving credit facility and increased its aggregate principal amount by $150,000 (the Amended Credit Facility) and again to $450,000, which comprised of a $300,000 revolving credit facility and a $150,000 term loan (the Second Amended Credit Facility). Borrowings under the term loan portion of the Second Amended Credit Facility mature on February 5, 2021 and amortize in equal quarterly installments, in an aggregate annual amount equal to 5.00% per annum of the original principal amount.

On October 1, 2019, in connection with the Spin-Off, the Company entered into the third amendment to the current amended credit facility (Third Amended Credit Facility), with a revolving line of credit of up to $350,000 in aggregate principal. The maturity date of the Third Amended Credit Facility is October 1, 2024. Borrowings are supported by a lending consortium arranged by Truist. In connection with the amendment, the Company also terminated the term loan under the Second Amended Credit Facility, which had an aggregate outstanding principal amount of $107,500, plus accrued and unpaid interest as of September 30, 2019. The interest rates applicable to loans under the Third Amended and Restated Credit Facility are, at the Company's option, equal to either a base rate plus a margin ranging from 0.50% to 1.50% per annum or LIBOR plus a margin range from 1.50% to 2.50% per annum, based on the Consolidated Total Net Debt to Consolidated EBITDA ratio (as defined in the agreement). In addition, the Company will pay a commitment fee on the unused portion of the commitments that will range from 0.25% to 0.45% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio. Except as set forth in the Third Amended and Restated Credit Facility, all other terms and conditions of the Amended Credit Facility remained in full force and effect as described below.

The Credit Facility is guaranteed, jointly and severally, by certain of the Company’s wholly owned subsidiaries, and is secured by a pledge of stock of the Company's material operating subsidiaries as well as a first lien on substantially all of its personal property. The credit facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of (i) a maximum consolidated total net debt to consolidated EBITDA ratio (which shall not be greater than 3.00:1.00; provided that if the aggregate consideration for approved acquisitions in a six month period is greater than $50,000, then the ratio can be increased at the election of the Company with notice to the administrative agent to 3.50:1.00 for the first fiscal quarter and the immediately following three fiscal quarters), and (ii) a minimum interest/rent coverage ratio (which cannot be less than1.50:1.00). As of December 31, 2019, the Company's operating subsidiaries had $210,000 outstanding under the Credit Facility. The Company was in compliance with all loan covenants as of December 31, 2019. In addition, the Company incurred $2,494 of debt issuance costs associated with the Third Amended and Restated Credit Facility.

As of January 31, 2020, there was approximately $200,000 of outstanding borrowings under the Credit Facility.

Mortgage Loans and Promissory Note

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2019, 19 of the Company's subsidiaries are under mortgage loans insured with the Department of Housing and Urban Development (HUD)in the aggregate amount of $116,080, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear fixed interest rates ranging from 2.6% to 3.5% per annum. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10% and is reduced by 3% in the fourth year of the loan, and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years. The borrowings were arranged by Lancaster Pollard Mortgage Company, LLC, and insured by HUD. Loan proceeds were used to pay down previously drawn amounts on Ensign's revolving line of credit. In addition to refinancing existing borrowings, the proceeds of the HUD-insured debt helped fund acquisitions, to renovate and upgrade existing and future facilities, to cover working capital needs and for other business purposes.

In addition to the HUD mortgage loans above, the Company has a promissory note issued in connection with various acquisitions. The note bears a fixed interest rate of 5.3% per annum. The term of the note is 12 years. The note is secured by the real property comprising the facilities and the rents, issues and profits thereof, as well as all personal property used in the operation of the facilities.
As of December 31, 2019, the Company's operating subsidiaries had $120,350 outstanding under the mortgage loans and note, of which $2,702 is classified as short-term and the remaining $117,648 is classified as long-term. The Company was in compliance with all loan covenants as of December 31, 2019.
Based on Level 2, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

Future principal payments due under the long-term debt arrangements discussed above are as follows:

Years Ending
December 31,	Amount
2020	$2,702
2021	2,802
2022	2,906
2023	3,016
2024	213,128
Thereafter	105,796
$330,350

Off-Balance Sheet Arrangements

As of December 31, 2019, the Company had approximately $5,342 on the Credit Facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

16. OPTIONS AND AWARDS
Stock-based compensation expense consists of share-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s consolidated statements of income for the years ended December 31, 2019, 2018, and 2017 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
During the second quarter of 2017, the Company's stockholders approved the 2017 Omnibus Incentive Plan (the 2017 Plan). The Company retired the 2001 Stock Option, Deferred Stock and Restricted Stock Plan (2001 Plan), the 2005 Stock Incentive Plan (2005 Plan), and the 2007 Omnibus Incentive Plan (2007 Plan) as a result of the approval of the 2017 Plan.
2017 Omnibus Incentive Plan - The Company has one active stock incentive plan, the 2017 Omnibus Incentive Plan (the 2017 Plan). The 2017 Plan provided for the issuance of 6,881 shares of common stock which are to be proportionally adjusted in the event of any Equity Restructuring. In connection with the Spin-Off, the number of shares available to be issued under the 2017 Plan were adjusted in the current year in order to reflect the proportional adjustments. The adjustment provides for a total issuance

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of 8,118 shares of common stock (Spin-Off Conversion). The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 2.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). Granted non-employee director options vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other options generally vest over 5 years at 20% per year on the anniversary of the grant date. Options expire 10 years from the date of grant. At December 31, 2019, reflective of the Spin-Off, there were approximately 4,409 unissued shares of common stock available for issuance under this plan.
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

•	The dividend yield is based on the Company's historical pattern of dividends as well as expected dividend patterns.

•	The risk-free rate is based on the implied yield of U.S. Treasury notes as of the grant date with a remaining term approximately equal to the expected term.

•	Estimated forfeiture rate of approximately 9.10% per year is based on the Company's historical forfeiture activity of unvested stock options.
Modifications of Equity Awards
Effective at the time of the consummation of the Spin-Off, all holders of the Company's restricted stock awards on the date of record for the Spin-Off, received Pennant restricted stock awards consistent with the distribution ratio, with terms and conditions substantially similar to the terms and conditions applicable to the Company's restricted stock awards. For purposes of the vesting of these equity awards, continued employment or service with Ensign or with Pennant is treated as continued employment for purposes of both Ensign's and Pennant's equity awards and the vesting terms of each converted grant remained unchanged. Also, effective with the Spin-Off, the holders of the Company's stock options on the date of record received stock options consistent with a conversion ratio that was necessary to maintain the pre Spin-Off intrinsic value of the options. The stock options terms and conditions are based on the preexisting terms in the 2017 Plan, including nondiscretionary antidilution provisions. In order to preserve the aggregate intrinsic value of the Company's stock options held by such persons, the exercise prices of such awards were adjusted by using the proportion of the Pennant closing stock price to the total Company closing stock prices on the distribution date. All of these adjustments were designed to equalize the fair value of each award before and after Spin-Off. These adjustments were accounted for as modifications to the original awards. Due to the modification of the equity options as a result of the Spin-Off, the Company compared the fair value of the original equity awards immediately before and after the Spin-Off and no incremental fair value was recognized as a result of the above adjustments due to immateriality. Accordingly, the Company did not record any incremental compensation expense as a result of the modifications to the awards on the date of the Spin-Off.
The Company's future share-based compensation expense will not be significantly impacted by the equity award adjustments that occurred as a result of the Spin-Off. Deferred compensation costs as of the date of the Spin-Off reflected the unamortized balance of the original grant date fair value of the equity awards held by the employees of the Company's operating subsidiaries (regardless of whether those awards are linked to the Company's stock or Pennant's stock).
Stock Options
The Company granted 776 options and 290 restricted stock awards from the 2017 Plan during the year ended December 31, 2019. The Company used the following assumptions for stock options granted during the years ended December 31, 2019, 2018, and 2017:

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Grant Year	Options Granted(1)	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2019	776	2.0%	6.2 years	34.0%	0.4%
2018	640	2.8%	6.2 years	32.0%	0.5%
2017	481	2.0%	6.2 years	35.2%	0.8%

(1) Options granted represents historical grant values prior to the Spin-Off discussed above for fiscal years 2017 and 2018.
For the years ended December 31, 2019, 2018, and 2017, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted(1)	Weighted Average Exercise Price(2)	Weighted Average Fair Value of Options(3)
2019	776	$44.31	$15.71
2018	640	$29.27	$10.21
2017	481	$17.21	$5.93

(1) Options granted from January 1, 2017 through September 30, 2019 represents historical grant values prior to the impact of the Spin-Off as discussed above. Options granted from October 1, 2019 - December 31, 2019 reflect the impact of the Spin-Off Conversion.
(2) Weighted average exercise price was calculated using exercise prices reflective of the Spin-Off Conversion.
(3) Weighted average fair value of options was calculated using the fair values reflective of the Spin-Off Conversion.

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended December 31, 2019, 2018, and 2017 and therefore, the intrinsic value was $0 at the date of grant.

The following table represents the employee stock option activity during the years ended December 31, 2019, 2018, and 2017:

	Number of Options Outstanding(1)	Weighted Average Exercise Price(3)	Number of Options Vested(1)	Weighted Average Exercise Price of Options Vested(3)
January 1, 2017	5,176	$9.85	2,704	$6.93
Granted	481	17.21
Forfeited	(178)	4.93
Exercised	(740)	5.87
December 31, 2017	4,739	$11.09	2,776	$8.53
Granted	640	29.27
Forfeited	(120)	15.86
Exercised	(1,071)	7.26
December 31, 2018	4,188	$14.71	2,431	$10.48
Granted	776	44.31
Forfeited	(63)	26.84
Exercised	(809)	8.83
Equitable adjustment - due to Spin-Off(2)	336	N/A
December 31, 2019	4,428	$20.85	2,557	$12.82

(1) Options activity from January 1, 2017 through September 30, 2019 represents historical grant values prior to the impact of the Spin-Off as discussed above. Options activity from October 1, 2019 - December 31, 2019 reflect the impact of the Spin-Off Conversion.
(2) The equitable adjustment represents equity awards modifications upon the Spin-Off Conversion related to fiscal years prior to October 1, 2019.
(3) Weighted average exercise prices were calculated using exercise prices reflective of the Spin-Off Conversion for all periods presented.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summary information reflects stock options outstanding, vested and related details as of December 31, 2019:

	Stock Options Outstanding						Stock Options Vested

				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2010	$4.04	-	$4.20	40	82	1	40
2011	5.00	-	6.77	77	148	2	77
2012	5.56	-	6.75	210	654	3	210
2013	6.76	-	9.74	360	1,480	4	360
2014	8.94	-	16.05	1,024	4,906	5	1,024
2015	18.20	-	21.39	452	3,490	6	344
2016	18.79	-	19.89	381	2,254	7	212
2017	15.80	-	22.90	448	2,649	8	161
2018	22.49	-	32.71	675	6,907	9	129
2019	43.59	-	45.76	761	11,947	10	—
Total				4,428	$34,517		2,557

Restricted Stock Awards
The Company granted 290, 367 and 173 restricted stock awards during the years ended December 31, 2019, 2018, and 2017, respectively. All awards were granted at an issued price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the years ended December 31, 2019, 2018, and 2017 ranged from $35.33 to $48.64, $20.01 to $32.71 and $15.65 to $19.41, respectively. The fair value per share includes quarterly stock awards to non-employee directors.
A summary of the status of the Company's non-vested restricted stock awards as of December 31, 2019 and changes during the year ended December 31, 2019 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value(1)
Nonvested at January 1, 2017	429	$17.31
Granted	173	17.13
Vested	(195)	16.77
Forfeited	(24)	17.24
Nonvested at December 31, 2017	383	$17.50
Granted	367	29.83
Vested	(153)	19.22
Forfeited	(24)	19.76
Nonvested at December 31, 2018	573	$24.84
Granted	290	43.51
Vested	(241)	30.24
Forfeited	(12)	28.49
Nonvested at December 31, 2019	610	$31.35

(1) Weighted average grant date fair value was calculated using the fair values reflective of the Spin-Off Conversion.

During the year ended December 31, 2019, the Company granted 25 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards ranged from $35.33 to $48.64 based on the market price on the grant date.

Share-based compensation expense recognized for the Company's equity incentive plans for the years ended December 31, 2019, 2018, and 2017 was as follows:

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2019(1)	2018(1)	2017(1)
Share-based compensation expense related to stock options	$5,148	$4,545	$4,386
Share-based compensation expense related to restricted stock awards	4,955	2,927	2,133
Share-based compensation expense related to stock options and restricted stock awards to non-employee directors	1,219	895	1,236
Total	$11,322	$8,367	$7,755

(1) The amount of share-based compensation expense that was classified as discontinued operations was $424, $592 and $576 for the periods ended December 31, 2019, 2018 and 2017, respectively.

In future periods, the Company expects to recognize approximately $18,726 and $16,916 in share-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of December 31, 2019. Future share-based compensation expense will be recognized over 3.9 weighted average years for both unvested options and restricted stock awards. There were 1,871 unvested and outstanding options at December 31, 2019, of which 1,754 are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest at December 31, 2019 was 6.1 years.

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of years ended December 31, 2019, 2018, and 2017 is as follows:

	December 31,
Options	2019	2018	2017
Outstanding	$108,623	$89,806	$44,060
Vested	83,243	64,222	33,976
Expected to vest	22,399	22,963	9,311
Exercisable	29,032	27,646	10,481

The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options. The options outstanding, vested, expected to vest and exercisable as of December 31, 2018 and 2017 were calculated using amounts prior to the Spin-Off. The options outstanding, vested, expected to vest and exercisable as of December 31, 2019 were calculated using amounts reflective of the Spin-Off.
Equity Instrument Denominated in the Shares of a Subsidiary
On May 26, 2016, the Company granted stock options and restricted stock awards in the Subsidiary Equity Plan to employees and management of the subsidiary that the Company contributed net assets to Pennant prior to the consummation of the Spin-off. Effective upon the Spin-Off, on October 1, 2019, all shares under the Plan were converted to Pennant shares.
The Company did not grant any new restricted shares during the years ended December 31, 2019, 2018, and 2017. These awards generally vested over a period of three to five years, or upon the occurrence of certain prescribed events. During each of the years ended December 31, 2019, 2018, and 2017, 976 restricted stock awards vested.
The Company granted 221 and 174 of stock options during the years ended December 31, 2018, and 2017, respectively. The Company did not grant any new stock options during the year ended December 31, 2019. The value of the stock options and restricted stock awards had been tied to the value of the common stock of the subsidiary. Prior to the Spin-Off, the awards could be put to the Company at various prescribed dates, which in no event was earlier than six months after vesting of the restricted awards or exercise of the stock options. The Company had the ability to call the awards, generally upon employee termination.
Prior to the Spin-Off, the grant-date fair value of the awards was recognized as compensation expense over the relevant vesting periods, with a corresponding adjustment to noncontrolling interests. As a result of the conversion of the Subsidiary Equity Plan, the Company's noncontrolling interest in the subsidiary was eliminated. The grant values were determined based on an independent valuation of the subsidiary shares. For the years ended December 31, 2019, 2018, and 2017, the Company expensed $594, $1,378 and $1,364, respectively, in share-based compensation related to the Subsidiary Equity Plan. The reduction in expense for the year ended December 31, 2019 is related to the vesting completion for certain restricted shares, which vested over a period of three years. Stock-based compensation expense related to the Subsidiary Equity Plan is included within the Company's consolidated financial statements as discontinued operations.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2019 and 2018, the Company repurchased 534 and 865 shares of common stock, respectively, under the Subsidiary Equity Plan for $2,687 and $1,972, respectively. The Company subsequently sold the shares and received net proceeds of $2,293 and $1,972, respectively during the years ended December 31, 2019 and 2018. These proceeds have been included as net investing activities from discontinued operation on the consolidated statements of cash flow.
Long-Term Incentive Plan
On August 27, 2019, the Board approved the Long-Term Incentive Plan (The 2019 LTI Plan). The 2019 LTI Plan provides that certain employees of the Company and Pennant who assisted in the consummation of the Spin-Off are granted shares of restricted stock upon the successful completion of the Spin-Off. The 2019 LTI Plan provides for the issuance of 500 shares of Pennant restricted stock. The shares are vested over five years at 20% per year on the anniversary of the grant date. If a recipient is terminated or voluntarily leaves the Company, all shares subject to restriction or not yet vested shall be entirely forfeited. The total stock-based compensation related to the 2019 LTI Plan was approximately $271 as of the year ended December 31, 2019.
17. LEASES
The Company leases from CareTrust REIT, Inc. (CareTrust) real property associated with 83 affiliated skilled nursing, senior living facilities used in the Company’s operations under eight “triple-net” master lease agreements (collectively, the Master Leases), which range in terms from 12 to 20 years. In connection with the Spin-Off, 11 of the original 94 properties under the CareTrust lease were transferred to Pennant. At the Company’s option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. The extension of the term of any of the Master Leases is subject to the following conditions: (1) no event of default under any of the Master Leases having occurred and being continuing; and (2) the tenants providing timely notice of their intent to renew. The term of the Master Leases is subject to termination prior to the expiration of the then current term upon default by the tenants in their obligations, if not cured within any applicable cure periods set forth in the Master Leases. If the Company elects to renew the term of a Master Lease, the renewal will be effective to all, but not less than all, of the leased property then subject to the Master Lease.
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
Commencing the third year, the rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense for continuing operations under the Master Leases was approximately $55,644, $53,501 and $52,284 for the years ended December 31, 2019, 2018, and 2017, respectively.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is not aware of any defaults as of December 31, 2019.
In connection with the Spin-Off, the Company amended the Master Leases with CareTrust and other third party lease agreements. These amendments terminated the leases related to Pennant and modified the rental payments and lease terms of the operations that remained with Ensign. In accordance with ASC 842, the amended lease agreements are considered to be modified and subject to lease modification guidance. The amended lease agreements are considered to be modified and subject to lease modification guidance. The right-of-use (ROU) asset and lease liabilities related to these agreements were remeasured based on the change in the lease conditions such as rent payment and lease terms. The incremental borrowing rate was adjusted to reflect the revised lease terms which became effective at the date of the modification, which is the date of the Spin-Off. The net impact of the lease termination, for the 23 leases that transferred to Pennant and modification of lease agreements, is a reduction in ROU asset and lease liabilities of approximately $35,000. The annual rent expense transferred to Pennant was approximately $23,000.
In connection with the Spin-Off, the Company also guaranteed certain leases of Pennant based on the underlying terms of the leases. The Company does not consider these guarantees to be probable, and cannot estimate the maximum exposure.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also leases certain affiliated operations and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company has entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense for continuing operations inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $125,167, $118,192 and $112,512 for the years ended December 31, 2019, 2018, and 2017, respectively.
Forty-two of the Company’s affiliated facilities, excluding the facilities that are operated under the Master Leases with CareTrust, are operated under eight separate master lease arrangements. Under these master leases, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
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
In March 2017, the Company entered into definitive agreements to sell the properties of two skilled nursing facilities and one senior living community. The transaction closed in the second quarter of 2017. Upon closing the transaction, the Company leased the properties under a triple-net master lease with an initial 20-year term, with three 5-year optional extensions, at CPI-based annual escalators. The Company received $38,000 in proceeds. The carrying value for the sale was $24,847. Under applicable accounting guidance, the master lease was classified as an operating lease. The Company recognized a deferred gain on the transaction of $13,153 during the second quarter of 2017 that is amortized over the life of the lease. The gain was subsequently written off in the 2019 when the Company adopted ASC 842.
During the first quarter of 2017, the Company terminated its lease obligations on four transitional care facilities that were under development at that time and one newly constructed stand-alone skilled nursing operation. The Company recorded $1,187 in lease termination costs and long-lived asset impairment.
Impact of New Leases Guidance
As described further in Note 2, Summary of Significant Accounting Policies, the Company adopted Topic 842, as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under ASC 840.
All of the Company's leases are classified as operating leases. The components of lease assets and liabilities are included in the consolidated balance sheets.
The following table summarizes the impact of the adoption of the new lease accounting guidance on the Company’s consolidated balance sheet as of January 1, 2019.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance at December 31, 2018	Adjustments due to new lease guidance	January 1, 2019	Balance at December 31, 2019
Total assets(1)	$1,181,958	$1,015,937	$2,197,895	$2,361,909
Total liabilities(2)	579,618	1,006,907	1,586,525	1,705,765
Total equity	602,340	9,030	611,370	656,144
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

The components of operating lease expense(1), are as follows:

	Year Ended December 31,
	2019	2018	2017
Rent - cost of services(2)	$124,789	$117,676	$111,980
General and administrative expense	378	516	532
Depreciation and amortization(3)	1,981	1,993	2,000
	$127,148	$120,185	$114,512

(1) Operating lease expenses include variable lease costs for continuing operations of $13,680 during the year ended December 31, 2019. In addition, short-term leases are included in operating leases, which are immaterial.
(2) Rent- cost of services includes the amortization of deferred rent of $318 for the year ended December 31, 2019.
(3) Depreciation and amortization is related to the amortization of favorable and direct lease costs.

Future minimum lease payments for all leases as of December 31, 2019 are as follows:

Year	Amount
2020	$126,901
2021	126,524
2022	125,303
2023	123,567
2024	122,586
Thereafter	1,130,599
Total lease payments	1,755,480
Less: present value adjustment	(736,533)
Present value of total lease liabilities	1,018,947
Less: current lease liabilities	(44,964)
Long-term operating lease liabilities	$973,983

Future minimum lease payments for all leases as of December 31, 2018 were as follows:

Year	Amount
2019	$142,497
2020	141,536
2021	140,524
2022	139,018
2023	137,349
Thereafter	967,027
Total lease payments	$1,667,951

As of January 31, 2020, the Company had additional operating lease agreements that had been signed, but not yet commenced, of approximately $18,620. The operating leases will commence between the fiscal year 2020 and fiscal year 2021 with lease terms of 20 to 36 years.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of December 31, 2019, the weighted average remaining lease term is 14.6 and the weighted average discount rate used to determine the operating lease liability is 8.3%.

Lessor Activities

In connection with the Spin-Off, Ensign affiliates retained ownership of the real estate at 29 senior living operations that were contributed to Pennant. All of these properties are leased to Pennant on a triple-net basis, where as the respective Pennant affiliates are responsible for all costs at the properties including (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The initial terms range between 14 to 16 years. Annual rental income generated from the leases with Pennant is $12,164. The variable rent such as property taxes, insurance and other items is not material for the year ended December 31, 2019.

In addition, the Company also leased to other third-party tenants which includes office spaces at the Service Center location. For the years ended December 31, 2019 and 2018, other third-party rental income was $2,771 and $2,154, respectively. Total rental income from all sources for the years ended December 31, 2019 and 2018 was $5,812 and $2,154, respectively.
Future minimum lease payments receivable for all leases as of December 31, 2019 were as follows:

Year	Amount
2020	$16,263
2021	14,988
2022	14,537
2023	14,375
2024	14,286
Thereafter	116,235
Total lease payments receivable	$190,684

18. SELF INSURANCE RESERVES

The following table represents activity in our insurance reserves as of and for the years ended December 31, 2019 and 2018:

	General and Professional Liability
		Workers' Compensation
			Health	Total
Balance January 1, 2018	$40,934	$27,079	$4,723	$72,736
Current year provisions	22,028	12,990	43,441	78,459
Claims paid and direct expenses	(18,391)	(11,987)	(42,341)	(72,719)
Change in long-term insurance losses recoverable	795	780	—	1,575
Balance December 31, 2018	$45,366	$28,862	$5,823	$80,051
Current year provisions	25,718	13,479	45,498	84,695
Claims paid and direct expenses	(21,369)	(12,684)	(44,357)	(78,410)
Change in long-term insurance losses recoverable	353	677	—	1,030
Balance December 31, 2019	$50,068	$30,334	$6,964	$87,366

Included in long-term insurance losses recoverable as of as of December 31, 2019 and 2018, are anticipated insurance recoveries related to the Company's general and professional liability claims that are recorded on a gross rather than net basis in accordance with GAAP.

19. COMMITMENTS AND CONTINGENCIES
Regulatory Matters — Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. Included in these laws and regulations is the Health Insurance Portability and Accountability Act of 1996 (HIPAA), which requires healthcare providers (among other things) to safeguard the privacy and security of certain health information. In late December of 2016, the Company learned of a potential issue at one of its independent operating entities in Arizona which involved the limited and inadvertent disclosure of certain confidential information. The issue has been internally investigated, addressed and disclosed as required by law. This matter was resolved in the second quarter of 2019. The Company believes that it is presently in compliance in all material respects with applicable HIPAA laws and regulations.
Cost-Containment Measures — Both government and private pay sources have instituted cost-containment measures designed to limit payments made to providers of healthcare services, and there can be no assurance that future measures designed to limit payments made to providers will not adversely affect the Company.
Indemnities — From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which the Company may be required to indemnify property owners or prior facility operators for post-transfer environmental or other liabilities and other claims arising from the Company’s use of the applicable premises, (ii) operations transfer agreements, in which the Company agrees to indemnify past operators of facilities the Company acquires against certain liabilities arising from the transfer of the operation and/or the operation thereof after the transfer to the Company's independent operating subsidiary, (iii) certain lending agreements, under which the Company may be required to indemnify the lender against various claims and liabilities, and (iv) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationships or relationship to the Company. The terms of such obligations vary by contract and, in most instances, do not expressly state or include a specific or maximum dollar amount. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, because no claims have been asserted, no liabilities have been recorded for these obligations on the Company’s consolidated balance sheets for any of the periods presented.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company and its independent operating subsidiaries have in the past been subject to class action litigation involving claims of alleged violations of regulatory requirements related to staffing. While the Company has been able to settle these claims without a material ongoing adverse effect on its business, future claims could be brought that may materially affect its business, financial condition and results of operations. Other claims and suits, including class actions, continue to be filed against the Company and other companies in its industry. The Company has been subjected to, and is currently involved in, class action litigation alleging violations (alone or in combination) of state and federal wage and hour law as related to the alleged failure to pay wages, to timely provide and authorize meal and rest breaks, and related causes action. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s business, cash flows, financial condition or results of operations.
The Company and its independent operating subsidiaries have been, and continue to be, subject to claims and legal actions that arise in the ordinary course of business, including potential claims related to patient care and treatment, as well as employment

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Medicare Revenue Recoupments — The Company's independent operating entities are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments as a result of Recovery Audit Contractors (RAC), Program Safeguard Contractors (PSC), and Medicaid Integrity Contractors (MIC) programs (collectively referred to as Reviews). As of December 31, 2019, eight of the Company's independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process, both pre- and post-payment. The Company anticipates that these Reviews will increase in frequency in the future. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. As of December 31, 2019, the Company's independent operating subsidiaries have responded to the requests and the related claims are currently under review, on appeal or in a dispute resolution process.
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

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the first quarter of 2019, the Company received notice from the OIG that the Company’s five-year CIA with the OIG had been completed. Upon receipt of the Company’s fifth and final annual report, the OIG confirmed that the term of the CIA is concluded.

Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for approximately 57.3% and 59.3% of its total accounts receivable as of December 31, 2019 and 2018, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 70.4%, 71.0%and 70.9% of the Company's revenue for the years ended December 31, 2019, 2018, and 2017, respectively.

Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of January 31, 2020, the Company had approximately $968 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. COMMON STOCK REPURCHASE PROGRAM
As approved by the Board of Directors on August 26, 2019, the Company entered into a stock repurchase program pursuant to which the Company may repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months. Under this program, the Company is authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. The stock repurchase program will expire on August 31, 2020. During the year ended December 31, 2019, the Company repurchased 138 shares of its common stock for a total of $6,406. The Company did not repurchase shares subsequent to December 31, 2019.

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

On February 8, 2017, the Company's Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $30,000 of its common stock under the program for a period of 12 months. The stock repurchase program expired on February 8, 2018. During the year ended December 31, 2017, the Company repurchased 412 shares of its common stock for a total of $7,288.

21.	DEFINED CONTRIBUTION PLANS

The Company has a 401(k) defined contribution plan (the 401(k) Plan), whereby eligible employees may contribute up to 15% of their annual basic earnings. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company. The Company expensed matching contributions to the 401(k) Plan of $1,328, $1,283 and $1,028 during the years ended December 31, 2019, 2018, and 2017, respectively. The 401(k) Plan allowed eligible employees to contribute up to 90% of their eligible compensation, subject to applicable annual Internal Revenue Code limits.

During the year ended December 31, 2019, the Company implemented non-qualified deferred compensation plan (the DCP) that was effective in 2019 for certain executives. The plan was then offered to other highly compensated employees, which went into effect on January 1, 2020. These individuals are otherwise ineligible for participation in the Company's 401(k) plan. The DCP allows participating employees to defer the receipt of a portion of their base compensation and certain employees up to 100% of their eligible bonuses. Additionally, the plan allows for the employee deferrals to be deposited into a rabbi trust and the funds are generally invested in individual variable life insurance contracts owned by us that are specifically designed to informally fund savings plans of this nature. The Company paid for related administrative costs, which were not significant during the fiscal year 2019. During the year ended December 31, 2019, there were deferrals that occurred; however, the deferrals have not been funded. As of year-end December 31, 2019, the Company accrued $3,792 as long term deferred compensation in other long term liabilities on the consolidated balance sheet.

THE ENSIGN GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15a(2)	Financial Statement Schedule

THE ENSIGN GROUP, INC. and SUBSIDIARIES

Schedule II
Valuation and Qualifying Accounts(1)

			Additions Charged to Costs and Expenses(2)
	Balance at Beginning of Year	Impact of ASC 606 Adoption(2)			Balances at End of Year

				Deductions

	(In thousands)
Year Ended December 31, 2017
Allowance for doubtful accounts	$(36,116)	$—	$(27,649)	$24,862	$(38,903)
Year Ended December 31, 2018
Allowance for doubtful accounts	$(38,903)	$37,624	$(2,477)	$1,486	$(2,270)
Year Ended December 31, 2019
Allowance for doubtful accounts	$(2,270)	$—	$(2,444)	$2,242	$(2,472)

(1) Upon the Spin-Off on October 1, 2019, Pennant's historical financial results for periods prior to the Spin-Off were reflected in our consolidated financial statements as discontinued operations and these schedules represent the results from continuing operations. Refer to Note 3, Spin-Off of Subsidiaries, for additional information on the Spin-Off.
(2) Subsequent to the adoption of ASC 606, the majority of what was previously presented as allowance for doubtful accounts related to bad debt expense has been incorporated as an implicit price concession factored into net revenue and accounts receivable. Commencing January 1, 2019, allowance for doubtful accounts represents the Company’s best estimate of probable losses inherent in the accounts receivable balance based on known troubled accounts and other currently available evidence.

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.