Form 10-Q
period 2020-03-31
ENSIGN GROUP, INC
filed 2020-05-11
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2020.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to .
Commission file number: 001-33757
_____________________________
THE ENSIGN GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0861263
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

29222 Rancho Viejo Road, Suite 127
San Juan Capistrano, CA 92675
(Address of Principal Executive Offices and Zip Code)
(949) 487-9500
(Registrant’s Telephone Number, Including Area Code)
_____________________________

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ENSG	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark:
whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	☑	Yes	☐	No
whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	☑	Yes	☐	No
whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:
Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐	Yes	☐	No
whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☐	Yes	☑	No
As of May 8, 2020, 53,672,126 shares of the registrant’s common stock, $0.001 par value, were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2020

PART I.

Item 1.  FINANCIAL STATEMENTS

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019

	(In thousands, except par values)
Assets
Current assets:
Cash and cash equivalents	$63,217	$59,175
Accounts receivable—less allowance for doubtful accounts of $3,421 and $2,472 at March 31, 2020 and December 31, 2019, respectively	329,518	308,985
Investments—current	15,021	17,754
Prepaid income taxes	—	739
Prepaid expenses and other current assets	25,565	24,428
Total current assets	433,321	411,081
Property and equipment, net	783,291	767,565
Right-of-use assets	1,044,060	1,046,901
Insurance subsidiary deposits and investments	32,916	30,571
Escrow deposits	—	14,050
Deferred tax assets	3,612	4,615
Restricted and other assets	30,138	26,207
Intangible assets, net	3,131	3,382
Goodwill	54,469	54,469
Other indefinite-lived intangibles	3,068	3,068
Total assets	$2,388,006	$2,361,909
Liabilities and equity
Current liabilities:
Accounts payable	$40,917	$44,973
Accrued wages and related liabilities	134,478	151,009
Lease liabilities—current	46,055	44,964
Accrued self-insurance liabilities—current	28,873	29,252
Other accrued liabilities	77,093	70,273
Current maturities of long-term debt	2,727	2,702
Total current liabilities	330,143	343,173
Long-term debt—less current maturities	344,558	325,217
Long-term lease liabilities—less current portion	970,350	973,983
Accrued self-insurance liabilities—less current portion	60,185	58,114
Other long-term liabilities	5,955	5,278
Total liabilities	1,711,191	1,705,765

Commitments and contingencies (Notes 15, 17 and 18)
Equity
Ensign Group, Inc. stockholders' equity:
Common stock: $0.001 par value; 100,000 shares authorized; 56,437 and 53,666 shares issued and outstanding at March 31, 2020, respectively, and 56,176 and 53,487 shares issued and outstanding at December 31, 2019, respectively (Note 19)	57	56
Additional paid-in capital	315,786	307,914
Retained earnings	429,689	391,523
Common stock in treasury, at cost, 2,771 and 2,079 shares at March 31, 2020 and December 31, 2019, respectively (Note 19)	(70,296)	(45,296)
Total Ensign Group, Inc. stockholders' equity	675,236	654,197
Non-controlling interest	1,579	1,947
Total equity	676,815	656,144
Total liabilities and equity	$2,388,006	$2,361,909
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2020	2019

	(In thousands, except per share data)
Revenue	$589,613	$471,308
Expense:
Cost of services	454,521	371,989
Rent—cost of services	32,330	30,181
General and administrative expense	32,249	27,260
Depreciation and amortization	13,720	11,929
Total expenses	532,820	441,359
Income from operations	56,793	29,949
Other income (expense):
Interest expense	(3,665)	(3,672)
Interest income	698	563
Other expense, net	(2,967)	(3,109)
Income before provision for income taxes	53,826	26,840
Provision for income taxes	12,625	5,275
Net income from continuing operations	41,201	21,565
Net income from discontinued operations, net of tax (Note 3)	—	6,042
Net income	41,201	27,607
Less:
Net income attributable to noncontrolling interests in continuing operations	352	85
Net income attributable to noncontrolling interests in discontinued operations (Note 3)	—	150
Net income attributable to noncontrolling interests	352	235
Net income attributable to The Ensign Group, Inc.	$40,849	$27,372

Amounts attributable to The Ensign Group, Inc.:
Income from continuing operations attributable to The Ensign Group, Inc.	$40,849	$21,480
Income from discontinued operations, net of income tax (Note 3)	—	5,892
Net income attributable to The Ensign Group, Inc.	$40,849	$27,372
Net income per share attributable to The Ensign Group, Inc.:
Basic:
Continuing operations	$0.76	$0.41
Discontinued operations	—	0.11
Basic income per share attributable to The Ensign Group, Inc.	$0.76	$0.52
Diluted:
Continuing operations	$0.73	$0.39
Discontinued operations	—	0.10
Diluted income per share attributable to The Ensign Group, Inc.	$0.73	$0.49
Weighted average common shares outstanding:
Basic	53,475	53,081
Diluted	55,796	55,698
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
Balance - January 1, 2020	53,487	$56	$307,914	$391,523	2,079	$(45,296)	$1,947	$656,144
Issuance of common stock to employees and directors resulting from the exercise of stock options	148	—	1,552	—	—	—	—	1,552
Issuance of restricted stock	723	1	3,085	—	—	—	—	3,086
Dividends declared ($0.0500 per share)	—	—	—	(2,683)	—	—	—	(2,683)
Employee stock award compensation	—	—	3,235	—	—	—	—	3,235
Repurchase of common stock (Note 19)	(692)	—	—	—	692	(25,000)	—	(25,000)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	352	352
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(720)	(720)
Net income attributable to the Ensign Group, Inc.	—	—	—	40,849	—	—	—	40,849
Balance - March 31, 2020	53,666	$57	$315,786	$429,689	2,771	$(70,296)	$1,579	$676,815

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total

Balance - January 1, 2019	52,584	$55	$284,384	$344,901	1,932	$(38,405)	$11,405	$602,340
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	371	—	5,616	—	—	—	—	5,616
Dividends declared ($0.0475 per share)	—	—	—	(2,543)	—	—	—	(2,543)
Employee stock award compensation	—	—	2,612	—	—	—	—	2,612
Noncontrolling interest attributable to subsidiary equity plan (Note 16)	—	—	—	(317)	—	—	658	341
Cumulative effect of accounting change, net of tax	—	—	—	9,030	—	—	—	9,030
Net income attributable to noncontrolling interest	—	—	—	—	—	—	235	235
Net income attributable to the Ensign Group, Inc.	—	—	—	27,372	—	—	—	27,372
Balance - March 31, 2019	52,955	$55	$292,612	$378,443	1,932	$(38,405)	$12,298	$645,003
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$41,201	$27,607
Net income from discontinued operations, net of tax	—	(6,042)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,720	11,929
Amortization of deferred financing fees	210	293
Non-cash leasing arrangement (Note 17)	125	(254)
Deferred income taxes	1,003	—
Provision for doubtful accounts	1,312	417
Stock-based compensation	3,235	2,456
Loss on insurance claims and disposal of assets	101	18
Change in operating assets and liabilities
Accounts receivable	(21,845)	(14,200)
Prepaid income taxes	739	6,072
Prepaid expenses and other assets	(5,301)	4,411
Operating lease obligations	(181)	(3,985)
Accounts payable	(3,257)	724
Accrued wages and related liabilities	(13,443)	(11,045)
Income taxes payable	10,882	990
Other accrued liabilities	(4,040)	(5,675)
Accrued self-insurance liabilities	1,985	1,352
Other long-term liabilities	677	686
Net cash provided by continuing operating activities	27,123	15,754
Net cash provided by discontinued operating activities (Note 3)	—	4,052
Net cash provided by operating activities	27,123	19,806
Cash flows from investing activities:
Purchase of property and equipment	(15,810)	(12,801)
Cash payments for business acquisitions (Note 8)	—	(6,504)
Cash payments for asset acquisitions (Note 8)	(14,054)	(5,763)
Escrow deposits	—	(300)
Escrow deposits used to fund acquisitions	14,050	7,271
Cash proceeds from the sale of assets and insurance proceeds	121	2,521
Purchases of investments	(1,008)	(8,169)
Maturities of investments	1,396	6,046
Other restricted assets	(237)	(149)
Net cash used in continuing investing activities	(15,542)	(17,848)
Net cash used in discontinued investing activities (Note 3)	—	(2,509)
Net cash used in investing activities	(15,542)	(20,357)
Cash flows from financing activities:
Proceeds from revolving credit facility and other debt (Note 15)	260,000	265,000
Payments on revolving credit facility and other debt (Note 15)	(240,666)	(257,517)
Issuance of common stock upon exercise of options	1,552	2,334
Repurchase of shares of common stock (Note 19)	(25,000)	—
Dividends paid	(2,705)	(2,525)
Non-controlling interest distribution	(720)	—
Net cash (used in)/provided by continuing financing activities	(7,539)	7,292
Net cash (used in)/provided by financing activities	(7,539)	7,292
Net increase in cash and cash equivalents	4,042	6,741
Cash and cash equivalents beginning of period, including cash of discontinued operations	59,175	31,083
Cash and cash equivalents end of period, including cash of discontinued operations	63,217	37,824
Less cash of discontinued operations at end of period	—	41
Cash and cash equivalents end of period	$63,217	$37,783
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Three Months Ended March 31,
(In thousands)	2020	2019
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,835	$2,916
Lease liabilities	$32,481	$36,183
Non-cash financing and investing activity:
Accrued capital expenditures	$3,300	$3,300
Accrued dividends declared	$2,683	$2,543
Note payable due to seller from business acquisition	$—	$924
Right-of-use assets obtained in exchange for new and modified operating lease obligations	$8,370	$6,348
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, shares and options in thousands, except per share data)
1. DESCRIPTION OF BUSINESS
The Company - The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company, through its operating subsidiaries, is a provider of health care services across the post-acute care continuum. As of March 31, 2020, the Company operated 225 facilities and other ancillary operations located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Massachusetts, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. The Company's operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, senior living and other ancillary services. The Company's operating subsidiaries have a collective capacity of approximately 22,900 operational skilled nursing beds and 2,100 senior living units. As of March 31, 2020, the Company operated 163 facilities under long-term lease arrangements, and had options to purchase 11 of those 163 facilities. The Company owned an additional 92 real estate properties, which included 62 operations the Company operated and managed, real estate properties of 31 senior living operations that were leased to The Pennant Group, Inc. as part of the Spin-Off (defined below), and the Service Center location. Of those 31 senior living operations, two are located on the same real estate properties as the skilled nursing facilities.
Certain of the Company’s wholly-owned independent subsidiaries, collectively referred to as the Service Center, provide specific accounting, payroll, human resources, information technology, legal, risk management and other centralized services to the other operating subsidiaries through contractual relationships with such subsidiaries. The Company also has a wholly-owned captive insurance subsidiary (the Captive) that provides some claims-made coverage to the Company’s operating subsidiaries for general and professional liability, as well as coverage for certain workers’ compensation insurance liabilities.
Each of the Company's affiliated operations are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. References herein to the consolidated “Company” and “its” assets and activities in this Report is not meant to imply, nor should it be construed as meaning that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the subsidiaries, are operated by The Ensign Group, Inc.

Spin-Off Transaction — On October 1, 2019, the Company completed the separation of its transitional and skilled nursing services, home health and hospice operations and substantially all of its senior living operations into two separate, publicly traded companies (the Spin-Off). Upon completion of the Spin-Off, the Company restructured its operations. The Company operates and reports only one reportable operating segment: transitional and skilled services. The Company believes that this structure reflects its current operational and financial management, and provides the best structure for the Company to focus on growth opportunities while maintaining financial discipline.

As a result of the Spin-Off, the condensed consolidated financial statements reflect the Spin-Off operations, assets and liabilities, and cash flows as discontinued operations for 2019 periods presented. Unless otherwise noted, amounts in the Notes to the condensed consolidated financial statements exclude amounts attributable to discontinued operations. Refer to Note 3, Spin-Off of Subsidiaries, for additional information regarding discontinued operations.

Other Information — The accompanying condensed consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 (collectively, the Interim Financial Statements) are unaudited. Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2019 which are included in the Company’s Annual Report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The Company is the sole member or stockholder of various consolidated limited liability companies and corporations established to operate various acquired skilled nursing operations, senior living operations and related ancillary services. All intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest. The Company presents noncontrolling interests within the equity section of its condensed consolidated balance sheets and the amount of consolidated net income that is attributable to The Ensign Group, Inc. and the noncontrolling interest in its condensed consolidated statements of income.
The condensed consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest. Additionally, the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's relationship with variable interest entities was not material during the three months ended March 31, 2020 and 2019.
During the first quarter of 2019, the Company completed the sale of one of its senior living operations for a sale price of $1,838. The sale transaction did not meet the criteria of discontinued operations as it did not represent a strategic shift that had, or will have, a major effect on the Company's operations and financial results.
Estimates and Assumptions — The preparation of Interim Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Interim Financial Statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Company’s Interim Financial Statements relate to revenue, intangible assets and goodwill, right-of-use-assets, impairment of long-lived assets, lease liabilities, general and professional liability, workers' compensation and healthcare claims included in accrued self-insurance liabilities, and income taxes. Actual results could differ from those estimates.

Fair Value of Financial Instruments —The Company’s financial instruments consist principally of cash and cash equivalents, debt security investments, accounts receivable, insurance subsidiary deposits, accounts payable and borrowings. The Company believes all of the financial instruments’ recorded values approximate fair values because of their nature or respective short durations. Contracts insuring the lives of certain employees who are eligible to participate in non-qualified deferred compensation plans are held in a rabbi trust. Cash surrender value of the contracts is based on performance measurement funds that shadow the deferral investment allocations made by participants in the deferred compensation plan. The fair value of the pooled investment funds is derived using Level 2 inputs.

Revenue Recognition — The Company recognizes revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606). See Note 4, Revenue and Accounts Receivable.
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

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and determined there was no impairment during the three months ended March 31, 2020 and 2019.

Leases and Leasehold Improvements - The Company leases skilled nursing facilities, senior living facilities and commercial office space. On January 1, 2019, the Company adopted Accounting Standards Codification Topic 842, Leases (ASC 842), electing the transition method that allows it to apply the standard as of the adoption date and record a cumulative adjustment in retained earnings. The Company determines if an arrangement is a lease at the inception of each lease. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating or finance lease. As of March 31, 2020, the Company does not have any leases that are classified as finance leases. Operating leases are included in right-of-use assets, current lease liabilities and long-term lease liabilities on the Company's condensed consolidated balance sheet. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of future lease payments. The Company utilized a third-party valuation specialist to assist in estimating the incremental borrowing rate.

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
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual test for impairment during the fourth quarter of each year. The Company did not identify any goodwill or intangible asset impairment during the three months ended March 31, 2020 and 2019.
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

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company’s policy is to accrue amounts equal to the actuarial estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued general liability and professional malpractice liabilities on an undiscounted basis, net of anticipated insurance recoveries, were $49,706 and $46,984 as of March 31, 2020 and December 31, 2019, respectively.
 The Company’s operating subsidiaries are self-insured for workers’ compensation in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual specific excess insurance coverage that insures individual claims that exceed $500 per occurrence. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 per occurrence. The Company’s operating subsidiaries in all other states, with the exception of Washington, are under a loss sensitive plan that insures individual claims that exceed $350 per occurrence. In Washington, the operating subsidiaries' coverage is financed through premiums paid by the employers and employees. The claims and benefit payments are managed through a state insurance pool. Outside of California, Texas and Washington, the Company has purchased insurance coverage that insures individual claims that exceed $350 per accident. In all states except Washington, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $24,744 and $25,419 as of March 31, 2020 and December 31, 2019, respectively.
In addition, the Company has recorded an asset and equal liability of $7,707 and $7,999 at March 31, 2020 and December 31, 2019, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis.
The Company self-funds medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $300 for each covered person with an additional one-time aggregate individual stop loss deductible of $75. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $6,901 and $6,964 as of March 31, 2020 and December 31, 2019, respectively.
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

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation — The Company measures and recognizes compensation expense for all stock-based payment awards made to employees and directors including employee stock options based on estimated fair values, ratably over the requisite service period of the award. Net income has been reduced as a result of the recognition of the fair value of all stock options and restricted stock awards issued, the amount of which is contingent upon the number of future grants and other variables.

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

Recent Accounting Standards Adopted by the Company

In August 2018, the FASB issued amended guidance to simplify fair value measurement disclosure requirements. The new provisions eliminate the requirements to disclose (1) transfers between Level 1 and Level 2 of the fair value hierarchy, (2) policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy, and (3) net asset value disclosure of estimates of timing of future liquidity events. The FASB also modified disclosure requirements of Level 3 fair value measurements. The Company adopted this standard effective January 1, 2020 and determined there was no material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued amended authoritative guidance to simplify and reduce the cost and complexity of the goodwill impairment test. The new provisions eliminate step 2 from the goodwill impairment test and shifts the concept of impairment from a measure of loss when comparing the implied fair value of goodwill to its carrying amount to comparing the fair value of a reporting unit with its carrying amount. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment or step 2 of the goodwill impairment test. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The Company adopted this standard effective January 1, 2020 and determined there was no material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The Company adopted this standard effective January 1, 2020 and determined there was no material impact on the Company's consolidated financial statements.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Standards Recently Issued but Not Yet Adopted by the Company

In December 2019, the FASB issued ASU 2019-12 "Simplifying the Accounting for Income Taxes (Topic 740)", as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of ASU 2019-12 on its financial position, results of operations and liquidity.

In February 2020, the FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848)" which provides temporary, optional practical expedients and exceptions to enable a smoother transition to the new reference rates which will replace LIBOR and other reference rates expected to be discontinued. The Company is currently evaluating the impact of ASU. 2020-04 on its financial position, results of operations and liquidity.

3. SPIN-OFF OF SUBSIDIARIES

On October 1, 2019, the Company completed the separation of its transitional and skilled nursing services, ancillary businesses, home health and hospice operations and substantially all of its senior living operations into two separate, publicly traded companies:

•Ensign, which includes skilled nursing and senior living services, physical, occupational and speech therapies and other rehabilitative and healthcare services at 225 healthcare facilities and campuses, post-acute-related ancillary operations and real estate investments; and
•The Pennant Group, Inc. (Pennant), which is a holding company of operating subsidiaries that provide home health, hospice and senior living services.
The Company completed the separation through a tax-free distribution of substantially all of the outstanding shares of common stock of Pennant to Ensign stockholders on a pro rata basis. Ensign stockholders received one share of Pennant common stock for every two shares of Ensign common stock held at the close of business on September 20, 2019, the record date for the Spin-Off. The number of shares of Ensign common stock each stockholder owns and the related proportionate interest in Ensign did not change as a result of the Spin-Off. Each Ensign stockholder received only whole shares of Pennant common stock in the distribution, as well as cash in lieu of any fractional shares. The Spin-Off was effective October 1, 2019, with shares of Pennant common stock distributed on October 1, 2019. Pennant is listed on the NASDAQ Global Select Market (NASDAQ) and trades under the ticker symbol “PNTG”.

Ensign and Pennant entered into several agreements in connection with the Spin-Off, including a transition services agreement (TSA), separation and distribution agreement, tax matters agreement and an employee matters agreement. Pursuant to the TSA, Ensign, Pennant and their respective subsidiaries are providing various services to each other on an interim, transitional basis. Services being provided by Ensign include, among others, certain finance, information technology, human resources, employee benefits and other administrative services. The TSA will terminate on or before September 30, 2021. Billings by Ensign under the TSA were not material during the three months ended March 31, 2020.

Immediately after the Spin-Off, Ensign no longer consolidated the results of Pennant operations into its financial results. Pennant's operating results and cash flows for the three months ended March 31, 2019 presented have been classified as discontinued operations within the Condensed Consolidated Financial Statements.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the financial results of Pennant for the indicated period and does not include corporate overhead allocations:

Three Months Ended March 31, 2019

(In thousands)
Revenue	$77,907
Expense:
Cost of services	58,014
Rent—cost of services	5,604
General and administrative expense	5,765
Depreciation and amortization	669
Total expenses	70,052
Income from discontinued operations	7,855
Interest income	12
Provision for income taxes	1,825
Income from discontinued operations, net of tax	6,042

Net income attributable to discontinued noncontrolling interests	150
Net income attributable to The Ensign Group, Inc.	$5,892

The Company incurred transaction costs of $9,119 related to the Spin-Off since commencing in 2018, of which $2,990 is reflected in the Company's condensed consolidated statement of operations as discontinued operations for the three months ended March 31, 2019. Transaction costs primarily consist of third-party advisory, consulting, legal and professional services, as well as other items that are incremental and one-time in nature that are related to the separation.

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
Revenue from the Medicare and Medicaid programs accounted for 70.5% and 70.4% for the three months ended March 31, 2020 and 2019, respectively. Settlements with Medicare and Medicaid payors for retroactive adjustments due to audits and reviews are considered variable consideration and are included in the determination of the estimated transaction price. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity. Consistent with healthcare industry practices, any changes to these revenue estimates are recorded in the period the change or adjustment becomes known based on the final settlement. The Company recorded adjustments to revenue which were not material to the Company's consolidated revenue or Interim Financial Statements for the three months ended March 31, 2020 and 2019.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disaggregation of Revenue
The Company disaggregates revenue from contracts with its patients by payors. The Company determines that disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
Revenue by Payor
The Company’s revenue is derived primarily from providing healthcare services to patients and is recognized on the date services are provided at amounts billable to individual patients, adjusted for estimates for variable consideration. For patients under reimbursement arrangements with third-party payors, including Medicaid, Medicare and private insurers, revenue is recorded based on contractually agreed-upon amounts or rate, adjusted for estimates for variable consideration, on a per patient, daily basis or as services are performed.
Revenue for the three months ended March 31, 2020 and 2019 is summarized in the following tables:

	Three Months Ended March 31,
	2020		2019
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$224,107	38.0%	$184,499	39.1%
Medicare	155,584	26.4	116,701	24.8
Medicaid — skilled	36,077	6.1	30,451	6.5
Total Medicaid and Medicare	415,768	70.5	331,651	70.4
Managed care	102,029	17.3	83,172	17.6
Private and other(1)	71,816	12.2	56,485	12.0
Revenue	$589,613	100.0%	$471,308	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the three months ended March 31, 2020 and 2019. During the three months ended March 31, 2020 and 2019, private and other payors includes $4,303 and $757 of rental income, respectively.
Balance Sheet Impact
Included in the Company’s condensed consolidated balance sheets are contract assets, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company had no material contract liabilities as of March 31, 2020 and December 31, 2019, or activity during the three months ended March 31, 2020 and 2019.
Accounts receivable as of March 31, 2020 and December 31, 2019, is summarized in the following table:

	March 31, 2020	December 31, 2019
Medicaid	$132,197	$125,443
Managed care	75,635	70,015
Medicare	60,486	53,163
Private and other payors	64,621	62,836
	332,939	311,457
Less: allowance for doubtful accounts	(3,421)	(2,472)
Accounts receivable, net	$329,518	$308,985
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

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income from continuing operations	$41,201	$21,565
Less: net income attributable to noncontrolling interests in continuing operations	352	85
Net income from continuing operations attributable to The Ensign Group, Inc.	40,849	21,480
Net income from discontinued operations, net of tax	—	6,042
Less: net income attributable to noncontrolling interests in discontinued operations	—	150
Net income from discontinued operations, net of tax	—	5,892
Net income attributable to The Ensign Group, Inc.	$40,849	$27,372

Denominator:
Weighted average shares outstanding for basic net income per share	53,475	53,081
Basic net income per common share:
Income from continuing operations	$0.76	$0.41
Income from discontinued operations	—	0.11
Net income attributable to The Ensign Group, Inc.	$0.76	$0.52

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income from continuing operations	$41,201	$21,565
Less: net income attributable to noncontrolling interests in continuing operations	352	85
Net income from continuing operations attributable to The Ensign Group, Inc.	40,849	21,480
Net income from discontinued operations, net of tax	—	6,042
Less: net income attributable to noncontrolling interests in discontinued operations	—	150
Net income from discontinued operations, net of tax	—	5,892
Net income attributable to The Ensign Group, Inc.	$40,849	$27,372

Denominator:
Weighted average common shares outstanding	53,475	53,081
Plus: incremental shares from assumed conversion (1)	2,321	2,617
Adjusted weighted average common shares outstanding	55,796	55,698
Diluted net income per common share:
Income from continuing operations	$0.73	$0.39
Income from discontinued operations	—	0.10
Net income attributable to The Ensign Group, Inc.	$0.73	$0.49
(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 787 and 489 for the three months ended March 31, 2020 and 2019, respectively.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair value of cash and cash equivalents of $63,217 and $59,175 as of March 31, 2020 and December 31, 2019, respectively, is derived using Level 1 inputs. Contracts insuring the lives of certain employees who are eligible to participate in non-qualified deferred compensation plans are held in a rabbi trust. Cash surrender value of the contracts is based on performance measurement funds that shadow the deferral investment allocations made by participants in the deferred compensation plan. As of March 31, 2020, the fair value of the pooled investment funds of $3,712 is derived using Level 2 inputs.

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

Debt Security Investments - Held to Maturity

At March 31, 2020 and December 31, 2019, the Company had approximately $47,937 and $48,325, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value based on Level 1 inputs. The Company has the intent and ability to hold these debt securities to maturity. Further, as of March 31, 2020, the debt security investments were held in AA, A and BBB rated debt securities. The Company believes its debt security investments that were in an unrealized loss position as of March 31, 2020 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date, including the recent developments related to Coronavirus (COVID-19), that would indicate any other-than-temporary impairment.

7. BUSINESS SEGMENTS

Prior to the Spin-Off, the Company had three reportable segments: (1) transitional and skilled services, (2) home health and hospice services and (3) senior living services. Upon completion of the Spin-Off, the Company has one reportable operating segment: transitional and skilled services, which includes the operation of skilled nursing facilities. During the first quarter, there was no change made to the historically presented segment of transitional and skilled services, which remains as the single segment subsequent to the Spin-Off. The Company's Chief Executive Officer, who is its chief operating decision maker, or CODM, reviews financial information at the operating segment level. The Company also reports an “all other” category that includes results from its senior living operations, real estate properties leased to third-parties, mobile diagnostics, medical transportation and other ancillary operations. These operations are neither significant individually nor in the aggregate, and therefore do not constitute a reportable segment. The Company believes that this structure reflects its current operational and financial management, and provides the best structure for the Company to maximize the quality of care provided while maintaining financial discipline.

As of March 31, 2020, transitional and skilled services included 193 wholly-owned affiliated skilled nursing operations and 23 campuses that provide skilled nursing and rehabilitative care services and senior living services. Included in the "all other" category are ancillary services the Company provided through ancillary operations and room and board and social services through nine wholly-owned affiliated senior living operations and 23 campuses. The Company evaluates performance and allocates capital resources to its operations based on an operating model that is designed to maximize the quality of care provided and profitability. General and administrative expenses are not allocated to the Company's reportable segment for purposes of determining segment profit or loss, and are included in the "all other" category in the selected segment financial data that follows. The accounting policies of the reporting segment are the same as those described in Note 2, Summary of Significant Accounting Policies. The Company's CODM does not review assets by segment in his resource allocation and therefore assets by segment are not disclosed below.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment revenues by major payor source were as follows:

	Three Months Ended March 31, 2020
	Transitional and Skilled Services	All Other		Total Revenue	Revenue %
Medicaid	$220,881	$3,226	(1)	$224,107	38.0%
Medicare	155,584	—		155,584	26.4
Medicaid-skilled	36,077	—		36,077	6.1
Subtotal	412,542	3,226		415,768	70.5
Managed care	102,029	—		102,029	17.3
Private and other	43,834	27,982	(2)	71,816	12.2
Total revenue	$558,405	$31,208		$589,613	100.0%
(1) Medicaid payor includes revenue generated from senior living operations for the three months ended March 31, 2020.
(2) Private and other payors also includes revenue from rental income, senior living operations and all payors generated in other ancillary services for the three months ended March 31, 2020.

	Three Months Ended March 31, 2019
	Transitional and Skilled Services	All Other		Total Revenue	Revenue %
Medicaid	$181,294	$3,205	(1)	$184,499	39.1%
Medicare	116,701	—		116,701	24.8
Medicaid-skilled	30,451	—		30,451	6.5
Subtotal	328,446	3,205		331,651	70.4
Managed care	83,172	—		83,172	17.6
Private and other	37,640	18,845	(2)	56,485	12.0
Total revenue	$449,258	$22,050		$471,308	100.0%
(1) Medicaid payor includes revenue generated from senior living operations for the three months ended March 31, 2019.
(2) Private and other payors also includes revenue from rental income, senior living operations and all payors generated in other ancillary services for the three months ended March 31, 2019.

The following tables set forth selected financial data consolidated by business segment:

	Three Months Ended March 31, 2020
	Transitional and Skilled Services	All Other(1)	Total
Revenue	$558,405	$31,208	$589,613
Segment income (loss)	87,178	(30,385)	56,793
Interest expense, net of interest income			(2,967)
Income before provision for income taxes			$53,826
Depreciation and amortization	$10,260	$3,460	$13,720

(1) General and administrative expense are included in the "All Other" category.

	Three Months Ended March 31, 2019
	Transitional and Skilled Services	All Other(1)	Total
Revenue	$449,258	$22,050	$471,308
Segment income (loss)	58,764	(28,815)	29,949
Interest expense, net of interest income			(3,109)
Income before provision for income taxes			$26,840
Depreciation and amortization	$8,614	$3,315	$11,929

(1) General and administrative expense is included in the "All Other" category.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
2020 Acquisitions
During the three months ended March 31, 2020, the Company expanded its operations through a combination of long-term leases and real estate purchases, with the addition of three stand-alone skilled nursing operations and one stand-alone independent living operation. The addition of these operations added a total of 247 operational skilled nursing beds and 162 operational senior living units to be operated by the Company's affiliated operating subsidiaries. The aggregate purchase price for these acquisitions during the three months ended March 31, 2020 was $14,054.
For the acquisitions made through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction.
The fair value of assets for all four of the acquisitions was concentrated in property and equipment and as such, these transactions were classified as asset acquisitions. The purchase price for the asset acquisitions was $14,054. As of the date of this filing, the preliminary allocation of the purchase price for the acquisitions made during the first quarter was not finalized as necessary valuation information was not yet available.
During the first quarter of 2020, the Company entered into a long-term lease agreement to transfer two senior living operations to Pennant. Ensign affiliates retained ownership of the real estate for these two senior living communities.
2019 Acquisitions
During the first quarter of 2019, the Company expanded its operations through a combination of a long-term lease and a real estate purchase, with the addition of two stand-alone skilled nursing operations. For the acquisitions made through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The addition of these operations added a total of 218 operational skilled nursing beds to be operated by the Company's affiliated operating subsidiaries. The Company also invested in a new ancillary services that are complementary to its existing businesses. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction. The aggregate purchase price for these acquisitions during the three months ended March 31, 2019 was $13,191.
The fair value of assets for the two acquisitions was concentrated in property and equipment and as such, these transactions were classified as asset acquisitions. The purchase price for the two asset acquisitions was $5,763. The fair value of assets for the one acquisition was concentrated in goodwill and as such, the transaction was classified as a business combination in accordance with ASC 805. The purchase price for the business combination was $7,428. The Company also entered into a note payable with the seller of $924.
In connection with the Spin-Off, the Company transferred the assets of one home health agency and one hospice agency that were purchased for an aggregate price of $1,500.
The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return. The operating subsidiaries acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operating subsidiaries, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operating subsidiaries. The businesses acquired during the three months ended March 31, 2020 were not material acquisitions to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These acquisitions have been included in the March 31, 2020 condensed  consolidated balance sheets of the Company, and the operating results have been included in the condensed consolidated statements of operations of the Company since the dates the Company gained effective control.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the allocation of the purchase price for the operations acquired during the three months ended March 31, 2020 and 2019, excluding assets that were contributed to Pennant that occurred during the Spin-Off.

	Three Months Ended March 31,
	2020	2019
Land	$4,080	$475
Building and improvements	9,669	5,033
Equipment, furniture, and fixtures	236	1,614
Assembled occupancy	69	28
Definite-lived intangible assets	—	440
Goodwill	—	5,431
Other indefinite-lived intangible assets	—	170
Total acquisitions	$14,054	$13,191

9. PROPERTY AND EQUIPMENT— NET
Property and equipment, net consists of the following:

	March 31, 2020	December 31, 2019
Land	$95,820	$91,740
Buildings and improvements	545,019	531,538
Equipment	221,048	212,808
Furniture and fixtures	4,513	4,453
Leasehold improvements	130,249	127,983
Construction in progress	3,571	3,409
	1,000,220	971,931
Less: accumulated depreciation	(216,929)	(204,366)
Property and equipment, net	$783,291	$767,565
See also Note 8, Acquisitions for information on acquisitions during the three months ended March 31, 2020 and 2019.
10. INTANGIBLE ASSETS — NET

		March 31, 2020			December 31, 2019
	Weighted Average Life (Years)
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Lease acquisition costs	1.7	$360	$(354)	$6	$360	$(349)	$11
Favorable leases	2.1	534	(491)	43	534	(448)	86
Assembled occupancy	0.4	3,051	(3,031)	20	2,982	(2,818)	164
Facility trade name	30.0	733	(348)	385	733	(342)	391
Customer relationships	18.2	4,640	(1,963)	2,677	4,640	(1,910)	2,730
Total		$9,318	$(6,187)	$3,131	$9,249	$(5,867)	$3,382

        During the three months ended March 31, 2020 and 2019, amortization expense was $674 and $879, respectively, of which $354 and $495, respectively, was related to the amortization of right-of-use assets.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2020 (remainder)	$244
2021	234
2022	234
2023	234
2024	234
2025	234
Thereafter	1,717
$3,131

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

The Company anticipates that the majority of total goodwill recognized will be fully deductible for tax purposes as of March 31, 2020. See further discussion of goodwill acquired at Note 8, Acquisitions.

The following table represents activity in goodwill by transitional and skilled service segment and "all other" category as of and for the three months ended March 31, 2020:

	Goodwill
	Transitional and Skilled Services	All Other	Total
January 1, 2020	$45,486	$8,983	$54,469
Additions	—	—	—
March 31, 2020	$45,486	$8,983	$54,469

Other indefinite-lived intangible assets consists of the following:

	March 31, 2020	December 31, 2019
Trade name	$889	$889
Medicare and Medicaid licenses	2,179	2,179
	$3,068	$3,068

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. RESTRICTED AND OTHER ASSETS
Restricted and other assets consists of the following:

	March 31, 2020	December 31, 2019
Debt issuance costs, net	$3,196	$3,374
Long-term insurance losses recoverable asset	7,707	7,999
Deposits with landlords	12,162	11,765
Capital improvement reserves with landlords and lenders	3,361	3,024
Cash surrender value of life insurance related to deferred compensation plan	3,712	—
Other	—	45
Restricted and other assets	$30,138	$26,207

Included in restricted and other assets as of March 31, 2020 and December 31, 2019 are anticipated insurance recoveries related to the Company's workers' compensation, general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB.

The Company implemented a non-qualified deferred compensation plan (the DCP) that was effective in 2019 for certain executives. The plan was then offered to other highly compensated employees, which went into effect on January 1, 2020. These individuals are otherwise ineligible for participation in the Company's 401(k) plan. The plan allows for the employee deferrals to be deposited into a rabbi trust and the funds are generally invested in individual variable life insurance contracts owned by the Company that are specifically designed to informally fund savings plans of this nature. Cash surrender value of the contracts is based on performance measurement funds that shadow the deferral investment allocations made by participants in the deferred compensation plan.

13. OTHER ACCRUED LIABILITIES

Other accrued liabilities consists of the following:

	March 31, 2020	December 31, 2019
Quality assurance fee	$6,476	$6,461
Refunds payable	30,560	29,412
Resident advances	6,173	8,870
Cash held in trust for patients	3,182	3,038
Resident deposits	1,699	1,818
Dividends payable	2,683	2,705
Property taxes	6,791	8,055
Income tax payable	10,882	—
Other	8,647	9,914
Other accrued liabilities	$77,093	$70,273

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

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. INCOME TAXES

The Company recorded income tax expense of $12,625 and $5,275 during the three months ended March 31, 2020 and 2019, respectively, or 23.5% of earnings before income taxes for the three months ended March 31, 2020, compared to 19.7% for the three months ended March 31, 2019. The effective tax rate for both three month periods includes excess tax benefits from stock-based compensation which were offset by non-deductible expenses including non-deductible compensation.

In February 2020, the IRS sent notification to the Company that its 2017 tax return will be examined. It is anticipated the audit will begin in July 2020. The Company is not currently under examination by any other major income tax jurisdiction. During 2020, the statutes of limitations will lapse on the Company's 2016 Federal tax year and certain 2015 and 2016 state tax years. The Company does not believe the Federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the three months ended March 31, 2020 and 2019.

15. DEBT
Long-term debt consists of the following:

	March 31, 2020	December 31, 2019
Revolving credit facility with Truist	$230,000	$210,000
Mortgage loans and promissory note	119,684	120,350
	349,684	330,350
Less: current maturities	(2,727)	(2,702)
Less: debt issuance costs	(2,399)	(2,431)
	$344,558	$325,217

Credit Facility with a Lending Consortium Arranged by Truist
The Company maintains a revolving credit facility under the Third Amended and Restated Credit Agreements, dated as of October 1, 2019, between the Company and Truist Financial Corporation (Truist) (formerly known as SunTrust Bank, Inc.) (the Credit Facility). The Credit Facility includes a revolving line of credit of up to $350,000 in aggregate principal amount. The maturity date of the Credit Facility is October 1, 2024. Borrowings are supported by a lending consortium arranged by Truist. The interest rates applicable to loans under the Credit Facility are, at the Company's option, equal to either a base rate plus a margin ranging from 0.50% to 1.50% per annum or LIBOR plus a margin range from 1.50% to 2.50% per annum, based on the Consolidated Total Net Debt to Consolidated EBITDA ratio (as defined in the agreement). In addition, the Company pays a commitment fee on the unused portion of the commitments that ranges from 0.25% to 0.45% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio.

The Credit Facility is guaranteed, jointly and severally, by certain of the Company’s wholly owned subsidiaries, and is secured by a pledge of stock of the Company's material operating subsidiaries as well as a first lien on substantially all of its personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of (i) a maximum consolidated total net debt to consolidated EBITDA ratio (which shall not be greater than 3.00:1.00; provided that if the aggregate consideration for approved acquisitions in a six month period is greater than $50,000, then the ratio can be increased at the election of the Company with notice to the administrative agent to 3.50:1.00 for the first fiscal quarter and the immediately following three fiscal quarters), and (ii) a minimum interest/rent coverage ratio (which cannot be less than1.50:1.00). As of March 31, 2020, the Company's operating subsidiaries had $230,000 outstanding under the Credit Facility. The Company was in compliance with all loan covenants as of March 31, 2020.

As of May 8, 2020, there was approximately $110,000 of outstanding borrowings under the Credit Facility.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage Loans and Promissory Note

As of March 31, 2020, 19 of the Company's subsidiaries are under mortgage loans insured with the Department of Housing and Urban Development (HUD) in the aggregate amount of $115,534, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear fixed interest rates ranging from 2.6% to 3.5% per annum. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10% and is reduced by 3% in the fourth year of the loan, and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years. The borrowings were arranged by Lancaster Pollard Mortgage Company, LLC, and insured by HUD. Loan proceeds were used to pay down previously drawn amounts on Ensign's revolving line of credit. In addition to refinancing existing borrowings, the proceeds of the HUD-insured debt helped fund acquisitions, to renovate and upgrade existing and future facilities, to cover working capital needs and for other business purposes.

In addition to the HUD mortgage loans above, the Company has a promissory note issued in connection with an acquisition. The note bears a fixed interest rate of 5.3% per annum. The term of the note is 12 years. The note is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.
As of March 31, 2020, the Company's operating subsidiaries had $119,684 outstanding under the mortgage loans and note, of which $2,727 is classified as short-term and the remaining $116,957 is classified as long-term. The Company was in compliance with all loan covenants as of March 31, 2020.
Based on Level 2, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

Off-Balance Sheet Arrangements

As of March 31, 2020, the Company had approximately $5,442 on the Credit Facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

16. OPTIONS AND AWARDS
Stock-based compensation expense consists of stock-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three months ended March 31, 2020 and 2019 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
2017 Omnibus Incentive Plan - The Company has one active stock incentive plan, the 2017 Omnibus Incentive Plan (the 2017 Plan). The 2017 Plan provided for the issuance of 6,881 shares of common stock which are to be proportionally adjusted in the event of any Equity Restructuring. In connection with the Spin-Off, the number of shares available to be issued under the 2017 Plan were adjusted in the current year in order to reflect the proportional adjustments. The adjustment provides for a total issuance of 8,118 shares of common stock (Spin-Off Conversion). The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 2.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). Granted non-employee director options vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other options generally vest over 5 years at 20% per year on the anniversary of the grant date. Options expire 10 years from the date of grant. At March 31, 2020, reflective of the Spin-Off, there were approximately 3,998 unissued shares of common stock available for issuance under this plan.
The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for all stock-based payment awards. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company's stock-based compensation expense was not significantly impacted by the equity award adjustments that occurred as a result of the Spin-Off. Deferred compensation costs as of the date of the Spin-Off reflected the unamortized balance of the original grant date fair value of the equity awards held by the employees of the Company's operating subsidiaries (regardless of whether those awards are linked to the Company's stock or Pennant's stock).
Stock Options
The Company granted 145 options and 113 restricted stock awards during the three months ended March 31, 2020. The Company used the following assumptions for stock options granted during the three months ended March 31, 2020 and 2019:

Grant Year	Options Granted(1)	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2020	145	1.3%	6.2 years	32.1%	0.4%
2019	141	2.5%	6.3 years	33.6%	0.3%
(1) Options granted represents historical grant values prior to the Spin-Off for the three months ended March 31, 2019.
For the three months ended March 31, 2020 and 2019, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted(1)	Weighted Average Exercise Price(2)	Weighted Average Fair Value of Options(3)
2020	145	$51.20	$16.60
2019	141	$45.76	$16.70
(1) Options granted from January 1, 2019 through March 31, 2019 represent historical grant values prior to the impact of the Spin-Off. Options granted subsequent to October 1, 2019 represent grant values reflective of the Spin-Off.
(2) Weighted average exercise price was calculated using exercise prices reflective of the Spin-Off Conversion for all periods presented.
(3) Weighted average fair value of options was calculated using the fair values reflective of the Spin-Off Conversion for all periods presented.

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended March 31, 2020 and 2019 and therefore, the intrinsic value was $0 at the date of grant.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the employee stock option activity during the three months ended March 31, 2020:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2020	4,428	$20.85	2,557	$12.82
Granted	145	51.20
Forfeited	(12)	27.36
Exercised	(148)	10.50
March 31, 2020	4,413	$22.18	2,553	$13.63

The following summary information reflects stock options outstanding, vested and related details as of March 31, 2020:

	Stock Options Outstanding						Stock Options Vested

				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2010	$4.04	-	$4.20	9	$18	0	9
2011	5.00	-	6.77	73	180	1	73
2012	5.56	-	6.75	195	608	2	195
2013	6.76	-	9.74	341	1,398	3	341
2014	8.94	-	16.05	976	4,669	4	976
2015	18.20	-	21.39	441	3,418	5	360
2016	15.93	-	16.86	372	2,200	6	229
2017	15.80	-	19.41	439	2,590	7	182
2018	22.49	-	32.71	663	6,800	8	157
2019	41.07	-	45.76	759	11,908	9	31
2020	$51.20			145	2,401	10	—
Total				4,413	$36,190		2,553
Restricted Stock Awards
The Company granted 113 and 105 restricted stock awards during the three months ended March 31, 2020 and 2019, respectively. All awards were granted at an issue price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the three months ended March 31, 2020 and 2019 ranged from $42.02 to $51.20 and $41.68 to $53.99, respectively. The fair value per share during the three months ended March 31, 2019 is reflective of values prior to the Spin-Off, while the fair value per share during three months ended March 31, 2020 is reflective of values subsequent to the Spin-Off. The fair value per share includes quarterly stock awards to non-employee directors.
A summary of the status of the Company's non-vested restricted stock awards as of March 31, 2020 and changes during the three months ended March 31, 2020 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	610	$31.35
Granted	113	45.09
Vested	(109)	37.16
Forfeited	(2)	24.43
Nonvested at March 31, 2020	612	$32.88

During the three months ended March 31, 2020, the Company granted five automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards was $47.09 based on the market price on the grant date.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense recognized for the Company's equity incentive plans for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020	2019(1)
Stock-based compensation expense related to stock options	$1,419	$1,254
Stock-based compensation expense related to restricted stock awards	1,598	931
Stock-based compensation expense related to stock options and restricted stock awards to non-employee directors	218	271
Total	$3,235	$2,456
(1) The amount of stock-based compensation expense that was classified as discontinued operations was $156 for the three months ended March 31, 2019.

In future periods, the Company expects to recognize approximately $19,597 and $23,661 in stock-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of March 31, 2020. Future stock-based compensation expense will be recognized over 3.8 weighted average years for both unvested options and restricted stock awards, respectively. There were 1,860 unvested and outstanding options at March 31, 2020, of which 1,745 shares are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest at March 31, 2020 was 6.0 years.

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of March 31, 2020 and December 31, 2019 is as follows:

Options	March 31, 2020	December 31, 2019
Outstanding	$75,136	$108,623
Vested	61,475	83,243
Expected to vest	12,255	22,399
Exercisable	5,621	29,032
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options. The intrinsic values as of March 31, 2020 decreased compared to the intrinsic values as of December 31, 2019 due to a decrease in the Company's stock price.
Equity Instrument Denominated in the Shares of a Subsidiary
On May 26, 2016, the Company granted stock options and restricted stock awards under the Subsidiary Equity Plan to employees and management of the subsidiary. During 2019, the Company contributed the net assets of the subsidiary to Pennant prior to the consummation of the Spin-Off on October 1, 2019. Effective upon the Spin-Off, all shares under the Plan were converted to Pennant shares and Pennant's Board of Directors hold full administrative authority of the Cornerstone Plan.
The Company did not grant any new restricted shares during the three months ended March 31, 2019. The awards granted generally vested over a period of three to five years, or upon the occurrence of certain prescribed events. During the three months ended March 31, 2019, there were no restricted stock awards that vested.
The Company did not grant any new stock options during the three months ended March 31, 2019. The value of the stock options and restricted stock awards had been tied to the value of the common stock of the subsidiary. Prior to the Spin-Off, the awards could be put to the Company at various prescribed dates, which in no event was earlier than six months after vesting of the restricted awards or exercise of the stock options. The Company had the ability to call the awards, generally upon employee termination.
Prior to the Spin-Off, the grant-date fair value of the awards was recognized as compensation expense over the relevant vesting periods, with a corresponding adjustment to noncontrolling interests. As a result of the conversion of the Subsidiary Equity Plan, the Company's noncontrolling interest in the subsidiary was eliminated. The grant values were determined based on an independent valuation of the subsidiary shares. For the three months ended March 31, 2019, the Company expensed $341 in stock-based compensation related to the Subsidiary Equity Plan. Stock-based compensation expense related to the Subsidiary Equity Plan is included within the Company's condensed consolidated financial statements as discontinued operations.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Incentive Plan
On August 27, 2019, the Board approved the Long-Term Incentive Plan (the 2019 LTI Plan). The 2019 LTI Plan provides that certain employees of the Company and Pennant who assisted in the consummation of the Spin-Off are granted shares of restricted stock upon the successful completion of the Spin-Off. The 2019 LTI Plan provides for the issuance of 500 shares of Pennant restricted stock. The shares are vested over five years at 20% per year on the anniversary of the grant date. If a recipient is terminated or voluntarily leaves the Company, all shares subject to restriction or not yet vested shall be entirely forfeited. The total stock-based compensation related to the 2019 LTI Plan was approximately $194 as of the three months ended March 31, 2020.

17. LEASES
The Company leases from CareTrust REIT, Inc. (CareTrust) real property associated with 85 affiliated skilled nursing, senior living facilities used in the Company’s operations under eight “triple-net” master lease agreements (collectively, the Master Leases), which range in terms from 12 to 20 years. In connection with the Spin-Off, 11 of the original 94 properties under the CareTrust lease were transferred to Pennant. Of the 11 properties, two of the senior living operations are located on the same real estate properties as the skilled nursing facilities. At the Company’s option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. The extension of the term of any of the Master Leases is subject to the following conditions: (1) no event of default under any of the Master Leases having occurred and being continuing; and (2) the tenants providing timely notice of their intent to renew. The term of the Master Leases is subject to termination prior to the expiration of the then current term upon default by the tenants in their obligations, if not cured within any applicable cure periods set forth in the Master Leases. If the Company elects to renew the term of a Master Lease, the renewal will be effective to all, but not less than all, of the leased property then subject to the Master Lease.
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
Commencing the third year, the rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense for continuing operations under the Master Leases was approximately $13,125 and $13,358 for the three months ended March 31, 2020 and 2019, respectively.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is not aware of any defaults as of March 31, 2020.
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

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also leases certain affiliated operations and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company has entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense for continuing operations inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $32,347 and $30,336 for the three months ended March 31, 2020 and 2019, respectively.
Forty of the Company’s affiliated facilities, excluding the facilities that are operated under the Master Leases with CareTrust, are operated under eight separate master lease arrangements. Under these master leases, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.

The components of operating lease expense are as follows:

	Three Months Ended March 31,
	2020	2019
Rent - cost of services(1)	$32,330	$30,181
General and administrative expense	17	155
Depreciation and amortization(2)	354	495
Variable lease costs(3)	3,211	2,815
	$35,912	$33,646
(1) Rent- cost of services includes the deferred rent adjustments of $125 and $254 for the three months ended March 31, 2020 and 2019, respectively.  Additionally, rent- cost of services includes other variable lease costs such as CPI increases and short-term leases of $594 and $89 for the three months ended March 31, 2020 and 2019, respectively.
(2) Depreciation and amortization is related to the amortization of favorable and direct lease costs.
(3) Variable lease costs, including property taxes and insurance, are classified in Cost of services in the Company's condensed consolidated statements of income.

Future minimum lease payments for all leases as of March 31, 2020 are as follows:

Year	Amount
2020 (remainder)	$95,818
2021	127,375
2022	126,153
2023	124,417
2024	123,436
2025	123,288
Thereafter	1,020,202
Total lease payments	1,740,689
Less: present value adjustment	(724,284)
Present value of total lease liabilities	1,016,405
Less: current lease liabilities	(46,055)
Long-term operating lease liabilities	$970,350
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of March 31, 2020, the weighted average remaining lease term is 14.4 and the weighted average discount rate used to determine the operating lease liability is 8.3%.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lessor Activities

In connection with the Spin-Off, Ensign affiliates retained ownership of the real estate at 29 senior living operations that were contributed to Pennant. During the first quarter of 2020, the Company transferred the operations of two senior living operations to Pennant. Ensign affiliates retained ownership of the real estate for these 31 senior living communities. All of these properties are leased to Pennant on a triple-net basis, where as the respective Pennant affiliates are responsible for all costs at the properties including (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The initial terms range between 14 to 16 years. Total annual rental income generated from the leases with Pennant is approximately $14,000, which includes variable rent such as property taxes, insurance and other items.

Total rental income from all third-party sources as of March 31, 2020 is as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Pennant(1)	$3,567	$—
Other third-party	736	757
	$4,303	$757

(1) Pennant rental income includes variable rent such as property taxes, insurance and other items of $466 during the three months ended March 31, 2020.
Future minimum lease payments receivable for all leases as of March 31, 2020 were as follows:

Year	Amount
2020 (remainder)	$12,502
2021	15,508
2022	15,022
2023	14,853
2024	14,468
2025	14,285
Thereafter	101,889
Total lease payments receivable	$188,527

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

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indemnities — From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which the Company may be required to indemnify property owners or prior facility operators for post-transfer environmental or other liabilities and other claims arising from the Company’s use of the applicable premises, (ii) operations transfer agreements, in which the Company agrees to indemnify past operators of facilities the Company acquires against certain liabilities arising from the transfer of the operation and/or the operation thereof after the transfer to the Company's independent operating subsidiary, (iii) certain lending agreements, under which the Company may be required to indemnify the lender against various claims and liabilities, and (iv) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship or relationship to the Company. The terms of such obligations vary by contract and, in most instances, do not expressly state or include a specific or maximum dollar amount. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, because no claims have been asserted, no liabilities have been recorded for these obligations on the Company’s consolidated balance sheets for any of the periods presented.
U.S. Department of Justice Civil Investigative Demand - On May 31, 2018, the Company received a Civil Investigative Demand (CID) from the U.S. Department of Justice stating that it is investigating whether there has been a violation of the False Claims Act and/or the Anti-Kickback Statute with respect to the relationships between certain of the Company’s independently operated skilled nursing facilities and persons who serve or have served as medical directors, advisory board participants or other potential referral sources. The CID covered the period from October 3, 2013 to the present, and was limited in scope to ten of the Company’s Southern California independent operating entities. In October 2018, the Department of Justice made an additional request for information covering the period of January 1, 2011 to the present, relating to the same topic. As a general matter, the Company’s independent operating entities maintain policies and procedures to promote compliance with the False Claims Act, the Anti-Kickback Statute, and other applicable regulatory requirements. The Company has fully cooperated with the U.S. Department of Justice to promptly respond to the requests for information, and has recently been advised that the U.S. Department of Justice has declined to intervene in any subsequent action based on or related to the subject matter of this investigation.
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
In addition to the potential lawsuits and claims described above, the Company is also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payor. A violation may provide the basis for exclusion from Federally-funded healthcare programs. Such exclusions could have a correlative negative impact on the Company’s financial performance. Under the qui tam or "whistleblower" provisions of the False Claims Act, a private individual with knowledge of fraud may bring a claim on behalf of the federal government and receive a percentage of the federal government's recovery. Due to these whistleblower incentives, lawsuits have become more frequent. For example, and despite the decision of the United States Department of Justice to decline participation in litigation based on the subject matter of its previously issued Civil Investigative Demand, the qui tam relator may continue on with the lawsuit and pursue claims that the Company has allegedly violated the False Claims Act and/or the Anti-Kickback Statute.
In addition to the Federal False Claims Act, some states, including California, Arizona and Texas, have enacted similar whistleblower and false claims laws and regulations. In addition, the Deficit Reduction Act of 2005 created incentives for states to enact anti-fraud legislation modeled on the Federal False Claims Act. As such, the Company could face increased scrutiny, potential liability and legal expenses and costs based on claims under state false claims acts in markets in which its independent operating subsidiaries do business.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The Company and its independent operating subsidiaries have in the past been subject to class action litigation involving claims of alleged violations of regulatory requirements related to staffing. While the Company has been able to settle these claims without a material ongoing adverse effect on its business, future claims could be brought that may materially affect its business, financial condition and results of operations. Other claims and suits, including class actions, continue to be filed against the Company and other companies in its industry. The Company has been subjected to, and is currently involved in, class action litigation alleging violations (alone or in combination) of state and federal wage and hour laws as related to the alleged failure to pay wages, to timely provide and authorize meal and rest breaks, and related causes action. The Company does not believe that the ultimate resolution of these actions will have a material adverse effect on the Company’s business, cash flows, financial condition or results of operations.
The Company and its independent operating subsidiaries have been, and continue to be, subject to claims and legal actions that arise in the ordinary course of business, including potential claims related to patient care and treatment (professional negligence claims), as well as employment related claims. A significant increase in the number of these claims, or an increase in the amounts owing should plaintiffs be successful in their prosecution of these claims, could materially adversely affect the Company’s business, financial condition, results of operations and cash flows.

Claims and suits continue to be filed against the Company, its independent operating entities, and other post-acute care providers. In addition, professional negligence claims have been filed and will likely continue to be filed against the Company's independent operating entities by residents or responsible parties.

The Company cannot predict or provide any assurance as to the possible outcome of any inquiry, investigation or litigation. If any such litigation were to proceed, and the Company and its independent operating subsidiaries are subjected to, alleged to be liable for, or agree to a settlement of, claims or obligations under Federal Medicare statutes, the Federal False Claims Act, or similar State and Federal statutes and related regulations, or if the Company or its independent operating subsidiaries are alleged or found to be liable on theories of general or professional negligence, the Company's business, financial condition and results of operations and cash flows could be materially and adversely affected and its stock price could be adversely impacted. Among other things, any settlement or litigation could involve the payment of substantial sums to settle any alleged civil violations, and may also include the assumption of specific procedural and financial obligations by the Company or its subsidiaries going forward under a corporate integrity agreement and/or other such arrangements.
Medicare Revenue Recoupments — The Company's independent operating entities are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments as a result of Recovery Audit Contractors (RAC), Program Safeguard Contractors (PSC), and Medicaid Integrity Contractors (MIC) programs (collectively referred to as Reviews). As of March 31, 2020, six of the Company's independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process, both pre- and post-payment. The Company anticipates that these Reviews will increase in frequency in the future. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. As of March 31, 2020, the Company's independent operating subsidiaries have responded to the requests and the related claims are currently under review, on appeal or in a dispute resolution process.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for 57.9% and 57.3% of its total accounts receivable as of March 31, 2020 and December 31, 2019, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 70.5% and 70.4% of the Company's revenue for the three months ended March 31, 2020 and 2019, respectively.

Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of May 8, 2020, the Company had approximately $1,135 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

19. COMMON STOCK REPURCHASE PROGRAM
As approved by the Board of Directors on March 4, 2020 and March 13, 2020, the Company entered into two stock repurchase programs pursuant to which the Company may repurchase up to $20,000 and $5,000, respectively, of its common stock under the programs for a period of approximately 12 months. Under these programs, the Company is authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. During the three months ended March 31, 2020, the Company repurchased 503 shares of its common stock for a total of $20,000 and 189 shares of its common stock for a total of $5,000, respectively. These repurchase programs expired upon the repurchase of the full authorized amount under the two plans.

As approved by the Board of Directors on August 26, 2019, the Company entered into a stock repurchase program pursuant to which the Company may repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months. Under this program, the Company is authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. The Company repurchased 138 shares of its common stock for a total of $6,406 in fiscal year 2019 before the repurchase program was cancelled in the first quarter of 2020.

20. SUBSEQUENT EVENTS

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A new strain of coronavirus, which causes the viral disease known as COVID-19, has spread across the globe and disrupted economies around the world, including the markets in which the Company operates. The outbreak has been declared to be a pandemic by the World Health Organization and the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. Additionally, the Centers for Disease Control and Prevention has stated that older adults are at a higher risk for serious illness from the coronavirus. As the COVID-19 pandemic evolves, the Company's financial and operational outlook remains subject to change. The Company continues to monitor the impacts of the pandemic on its operations and financial condition.

Subsequent to March 31, 2020, the Company received a cash payment of approximately $39,600 from the Public Health and Social Services Emergency Fund that was appropriated by Congress to the Department of Health and Human Services (“HHS”) in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. HHS distributed the funds to healthcare providers based on their 2019 Medicare fee-for-service reimbursement. HHS requires providers, within 30 days of receipt of these funds, to submit an attestation accepting certain terms and condition. If a provider does not wish to comply with these terms and conditions, the provider must remit the full payment to HHS.

Subsequent to March 31, 2020, the Company received $98,000 through the Medicare Accelerated and Advance Payment Program to assist in providing needed liquidity to care delivery providers. The payment acceleration from Medicare is to be repaid starting 120 days after the receipt of cash. The Company plans to repay in cash in August 2020 and classify the cash receipts as a liability.

Subsequent to March 31, 2020, the Family First Coronavirus Response Act provided a 6.2% increase to the Federal Medical Assistance Percent (FMAP). The timing and the amount of the temporary increase from FMAP funding will vary substantially dependent on the state.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2019 (Annual Report), which discusses our business and related risks in greater detail, as well as subsequent reports we may file from time to time on Form 10-Q and Form 8-K, for additional information. The section entitled “Risk Factors” contained in Part II, Item 1A of this Report, and similar discussions in our other SEC filings, also describe some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

This Report contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which include, but are not limited to the Company’s expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, plans and objectives of management. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Additionally, many of these risks and uncertainties are currently amplified by and in the future may be amplified by, the COVID-19 outbreak. The developments with respect to the spread of COVID-19 and its impacts have been occurring so rapidly and because of the unprecedented nature of the pandemic, we are unable to predict the extent and duration of the adverse financial impact of COVID-19 on our business, financial condition and results of operations. While we are not able to estimate the full impact of the COVID-19 outbreak on our financial condition and future results of operations, we expect that this situation will have a significant adverse effect on our reported results for our second fiscal quarter of 2020 and possibly beyond. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” contained in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report, and are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, “we,” “our” and “us” refer to The Ensign Group, Inc. and its consolidated subsidiaries. All of our affiliated operations, the Service Center and the Captive are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. The use of “we,” “us,” “our” and similar verbiage in this Quarterly Report on Form 10-Q is not meant to imply that any of our affiliated operations, the Service Center or the Captive are operated by the same entity. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included the Annual Report.
Overview
We are a provider of health care services across the post-acute care continuum, as well as other ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Massachusetts, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. Our operating subsidiaries, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, senior living and other ancillary services. As of March 31, 2020, we offered skilled nursing, senior living and rehabilitative care services through 225 skilled nursing and senior living facilities. Of the 225 facilities, we operated 163 facilities under long-term lease arrangements, and have options to purchase 11 of those 163 facilities. We owned an additional 92 real estate properties, which included 62 operations we operated and managed, real estate properties of 31 senior living operations that were leased to The Pennant Group, Inc. as part of the spin-off transaction, and the Service Center location. Of those 31 senior living operations, two are located on the same real estate properties as the skilled nursing facilities.
The following table summarizes our affiliated facilities and operational skilled nursing beds and senior living units by ownership status as of March 31, 2020:

	Owned and Operated	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total for Facilities Operated
Number of facilities	62	11	152	225
Percentage of total	27.6%	4.9%	67.5%	100.0%
Operational skilled nursing beds	6,136	1,145	15,602	22,883
Percentage of total	26.8%	5.0%	68.2%	100.0%
Senior living units	1,334	178	606	2,118
Percentage of total	63.0%	8.4%	28.6%	100.0%

The Ensign Group, Inc. (collectively, Ensign or the Company) is a holding company with no direct operating assets, employees or revenues. Our operating subsidiaries are operated by separate, independent entities, each of which has its own management, employees and assets. In addition, certain of our wholly-owned subsidiaries, referred to collectively as the Service Center, provide centralized accounting, payroll, human resources, information technology, legal, risk management and other centralized services to the other operating subsidiaries through contractual relationships with such subsidiaries. We also have a wholly-owned captive insurance subsidiary (the Captive) that provides some claims-made coverage to our operating subsidiaries for general and professional liability, as well as coverage for certain workers’ compensation insurance liabilities. References herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar terms in this Quarterly Report on Form 10-Q, are not meant to imply, nor should they be construed as meaning, that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the subsidiaries are operated by The Ensign Group.

Recent Activities
Coronavirus - The COVID-19 pandemic has spread across the globe and disrupted economies around the world, including the markets in which we operate. The outbreak has been declared to be a pandemic by the World Health Organization, and the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. The rapid spread of the virus has led to the implementation of various responses, including federal, state and local government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel, and substantial changes to selected protocol within the healthcare system across the United States. Additionally, the Centers for Disease Control and Prevention (CDC) has stated that older adults are at a higher risk for serious illness and death from COVID-19. The extent to which COVID-19 impacts our operations will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, additional or modified government actions, new information which may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 or treat its impact, among others. In response to the pandemic, federal and state agencies have been evolving and often relaxing enforcement requirements, trending toward granting healthcare providers with flexibility to prioritize resident care over stringent adherence to regulatory compliance.
The financial impact will be dependent upon numerous factors, including the nature of the COVID-19 pandemic, such as geographic concentration of virus, rate of spread, duration, as well as access and costs of staffing, testing and supplies, the legal and regulatory matters and federal and state stimulus related to the pandemic. While the operating environment for healthcare providers is continuously changing during this pandemic, the safety and well-being of our patients and employees remains our top priority.
Although the ultimate impact of the COVID-19 pandemic remains uncertain, the Company can offer the following initial observations on its operations, as well as significant regulatory and legislative relief initiatives.
Occupancy
Prior to the outbreak of the COVID-19 virus, we were exhibiting consistent growth in our occupancy and skilled mix. However, due to the impact of the COVID-19 pandemic, our operations have experienced declines in occupancy as a result of local government-imposed quarantines, including shelter-in-place mandates, sweeping restrictions on travel, and substantial changes to protocol within the healthcare system across the United States, including temporary limitations on certain medical procedures, that limited the number of patients visiting the hospital and needing skilled nursing services.
The introduction of the virus into our operations is contemporaneous with the virus’ impact in each community in which we operate. Our operations are located in 14 states and range from metropolitan, suburban and rural communities. The prevalence of the virus varies dramatically by state, within the same state or within the same county. Accordingly, the impact on each of our operations has also varied widely. Currently we have many operations that have not seen any positive cases of COVID-19 amongst patients or staff, some that have seen only a few cases amongst patients, staff or both and a small number of operations that have multiple positive cases amongst the patients, staff or both. We expect to continue to see new positive cases in some of our operations as the virus continues to impact each community and as testing becomes more readily available.
Our first location to have a confirmed positive COVID-19 patient and staff was in the state of Washington, which was one of the first states to have confirmed COVID-19 cases in the United States. Accordingly, our Washington locations were impacted beginning in mid-February. As the weeks continued, and as reported and confirmed cases of COVID-19 infections in the United States increased, we also began experiencing an impact on our revenues and expenses in locations outside of Washington.
Beginning in mid-February, we experienced decreased volumes which we believe resulted from a number of factors related to the COVID-19 pandemic, including lower census at acute-care hospitals. These lower volumes were the result of efforts by acute care hospitals to prepare for an increase of COVID-19 cases and critical care patients, as well as self-imposed admission restrictions due to heightened anxiety among patients and caregivers regarding the risk of exposure to COVID-19. Occupancies were also impacted by the decision of the operating subsidiaries to limit new admissions into their operations given the risks and uncertainties surrounding the potential spread of the virus by individuals that had either tested positive for COVID-19, were symptomatic of COVID-19, but had not yet been tested positive due to a shortage of tests, or that were asymptomatic of COVID-19 but had an unknown status and were potentially positive and contagious.

On March 13, 2020, President Trump issued a national emergency declaration in connection with the COVID-19 situation. Following the State of Emergency declarations, California was the first state to have a shelter-in-place order, which was subsequently followed by similar orders in 42 states. Our occupancy and skilled mix days for Same Facilities and Transitioning Facilities combined, decreased by 5.2% and 11.8%, respectively, between mid-March and mid-April. Additionally, between mid-April to early May, occupancy decreased an additional 1.7% for the combined Same Facilities and Transitioning Facilities. However, skilled mix days during the same period increased by 13.6% for the combined Same Facilities and Transiting Facilities. While lower volume trends have continued, the rate of decline in occupancy slowed by approximately 40% over the last several weeks. We expect that trend to continue throughout the second quarter and possibly into the third quarter of 2020.
Operating Expenses
We are experiencing increased expenses during the period impacted by COVID-19 due to the higher utilization and cost of personal protective equipment, as well as increased purchasing of other medical supplies and cleaning and sanitization materials. In addition, we have and expect to continue to have increases in labor costs. In response, we have reduced spending on non-essential supplies, travel costs and all other discretionary items, ceased all non-essential capital expenditure projects and have put in place wage reductions and freezes for non-clinical staff.
Legislative and Regulatory Relief
In March 2020, the federal government began to undertake numerous legislative and regulatory initiatives designed to provide relief to the healthcare industry during the COVID-19 pandemic. These initiatives include:
•Temporary suspension of Medicare sequestration - The Coronavirus Aid, Relief, and Economic Security Act of 2020 (the CARES Act) temporarily suspends the automatic 2% reduction of Medicare claim reimbursements for the period of May 1, 2020 through December 31, 2020. We anticipate that this suspension of sequestration will have a positive impact on our revenue, but the magnitude of the positive impact will depend on the continued impact of the virus on our skilled census through the remainder of the year.
•Relief funds for healthcare providers - The CARES Act also authorized the distribution of relief fund grants from the Department of Health and Human Services (HHS) to healthcare providers “to support healthcare-related expenses or lost revenue attributable to COVID-19…” Distribution were paid to each provider by HHS based upon the provider’s patient revenue. To keep the funds, HHS will require providers to submit an attestation accepting certain terms and conditions within 30 days of receipt of each distribution of the funds. Additionally, funding is also applicable via application. Our operations began receiving relief fund payments in April 2020. At this time, we anticipate that in the aggregate, we will receive approximately $39.6 million as a result of the distribution made to date.
•Increase in Federal Medical Assistance Percent (FMAP) - The Family First Coronavirus Response Act provides a 6.2% increase to FMAP. The increase in Medicaid rates can be retroactive to January 1, 2020, depending on the state. The rate increase will terminate at the end of the quarter when the national emergency status is lifted. The temporary increase on FMAP and the timing of payments will substantially vary dependent on the state.
•Temporary suspension of certain patient coverage criteria and documentation and care requirements - The CARES Act and a series of temporary waivers and guidance issued by the Centers for Medicare and Medicaid Services (CMS) suspend various Medicare patient coverage criteria as well as certain documentation and care requirements. These accommodations are intended to ensure patients have adequate access to care notwithstanding the burdens placed on healthcare providers due to the COVID-19 pandemic. We believe these regulatory actions could contribute to an increase in census volumes, that many not otherwise have occurred but there can be no assurances.
•Medicare Accelerated and Advance Payment Program - The CARES Act expands the Medicare Accelerated and Advance Payment Program for the duration of the COVID-19 public health emergency to ensure providers and suppliers have the resources needed to combat the pandemic. Our operations began to receive advances in April 2020. To date, we have received $98.0 million through the Medicare Accelerated and Advance Payment Program to assist in providing needed liquidity for our operations. The payment acceleration from Medicare is to be repaid starting 120 days after the receipt of cash. We expect that these funds will be repaid in August 2020.
•Deferral of Taxes - The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. The US Treasury Department and Internal Revenue Service, also allows corporate taxpayers to defer their first and second quarter of 2020 estimate of federal income taxes.

As the federal and state governments continue to seek ways to assist those impacted by COVID-19, we may be eligible for additional stimulus funding.
Overall
The exact timing and pace of the recovery is uncertain given the impact of the pandemic on the overall U.S. and global economy. While we are uncertain as to the duration of the lower volumes we are experiencing due to the COVID-19 pandemic, we expect the adverse impact to continue through the end of the second quarter. We also expect to experience a modest recovery beginning in the third quarter of 2020 as the volumes in the hospitals increase and as the spread of the virus continues to slow. Our forecasted measures may be modified as the pace of the recovery in our volumes becomes more clear over the coming months.
We are focused on navigating these recent challenges presented by COVID-19 through utilizing the infrastructure of our local operational approach. Each location is partnering with its local leaders and community outreach to ensure the operations are well equipped to deliver quality care. Consistent with previous hurdles, our local leaders are adjusting their operation to meet the clinical and financial challenges, including utilizing the expertise of our Service Center resources to implement best practices.

Common Stock Repurchase Program - As approved by the Board of Directors on March 4, 2020 and March 13, 2020, we entered into two separate stock repurchase programs pursuant to which we may repurchase up to $20.0 million and $5.0 million, respectively, of our common stock under the programs for a period of approximately 12 months each. During the three months ended March 31, 2020, we repurchased 0.5 million and 0.2 million shares of our common stock for a total of $20.0 million and $5.0 million under the March 4, 2020 and March 13, 2020 repurchase programs, respectively. These repurchase programs expired upon the repurchase of the full authorized amount under the two plans. The stock repurchases were supported with funds from our ordinary operations and took place prior to the passage of The Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was passed by Congress and signed into law by President Trump on March 27th, 2020. Currently we have no active repurchase plans and do not intend to approve another repurchase plan at this time. As we enter a period of economic uncertainty, we are taking steps to manage our expenses and preserve our cash. We believe our current cash management strategy is appropriate at this time and will consider approving stock repurchase programs in the future after we gain additional visibility into our cash flows and how to best utilize those funds.
Spin-Off of Subsidiaries
On October 1, 2019, we completed the separation of our transitional and skilled nursing services, home health and hospice operations and substantially all of our senior living operations into two separate, publicly traded companies:

•Ensign, which includes skilled nursing and senior living services, physical, occupational and speech therapies and other rehabilitative and healthcare services, post-acute-related new business ventures and real estate investments; and

•The Pennant Group, Inc. (Pennant), which is a holding company of operating subsidiaries that provide home health, hospice and senior living services.
We completed the separation through a tax-free distribution of substantially all of the outstanding shares of common stock of Pennant to Ensign stockholders on a pro rata basis (the Spin-Off). We transferred to Pennant net assets of 63 home health, hospice and home care agencies and 52 senior living communities. We retained ownership of all the real estate, which includes 29 of the 52 senior living operations that were contributed to Pennant. These assets are leased to Pennant on a triple-net basis. Pennant affiliates are responsible for all costs at the properties, including property taxes, insurance and maintenance and repair costs. Annual rental income generated from the leases with Pennant is $14.0 million. Pennant's remaining 23 senior living operations are leasing the underlying real estate from unrelated third parties.

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

We entered into several agreements with Pennant in connection with the Spin-off, including a transition services agreement (TSA), separation and distribution agreement, tax matters agreement and employee matters agreement. Pursuant to the TSA, Ensign and Pennant and our respective subsidiaries agreed to provide various services to each other on an interim, transitional basis. Services being provided by us include, among others, certain finance, information technology human resources, employee benefits and other administrative services. The services generally commenced on October 1, 2019 and will terminate on or before September 30, 2021. Revenue to Ensign under the TSA was not material during the quarter ended March 31, 2020.
Immediately after the Spin-Off, we no longer consolidated our home health and hospice operations and the senior living operations that were contributed to Pennant into our financial results. As a result, the consolidated financial statements included in this Quarterly Report on Form 10-Q and related financial information reflect the Pennant operations, assets and liabilities, and cash flows as discontinued operations for 2019 financial periods presented. In the fourth quarter of 2019 and subsequent to the Spin-Off, we have one reportable segment, transitional and skilled services, which includes the operation of skilled nursing facilities. Prior to the separation of Pennant, we had three reportable segments.  See Note 3, Spin-Off of Subsidiaries, in the notes to condensed consolidated financial statements for further detail.
On October 1, 2019, in connection with the Spin-Off, we entered into the Credit Facility, with a revolving line of credit of up to $350.0 million in aggregate principal amount. The maturity date of the Credit Facility is October 1, 2024. Borrowings are supported by a lending consortium arranged by Truist. In connection with the amendment, we also terminated the term loan under the prior credit facility.
Acquisition History

The following table sets forth the location of our facilities and the number of operational beds and units located at our facilities as of March 31, 2020:

	TX	CA	AZ	UT	CO	WA	ID	NE	IA	SC	WI	NV	KS	Total
Number of facilities
Skilled nursing operations	55	47	29	18	11	9	9	4	4	4	2	1	—	193
Senior living communities	1	—	—	2	5	—	—	1	—	—	—	—	—	9
Campuses(1)	5	1	2	1	1	—	2	2	2	—	—	—	7	23
Number of operational beds/units
Operational skilled nursing beds	7,301	4,781	4,073	2,015	970	841	904	413	368	424	100	92	601	22,883
Senior living units	514	65	179	165	620	—	37	301	31	—	—	—	206	2,118

(1) Campus represents a facility that offers both skilled nursing and senior living services.
During the three months ended March 31, 2020, we expanded our operations through a combination of long-term leases and a real estate purchase, with the addition of three stand-alone skilled nursing operations and one stand-alone independent living operation. The addition of these operations added a total of 247 operational skilled nursing beds and 162 operational senior living units to be operated by our affiliated operating subsidiaries. Our affiliated operations retained ownership of the real estate for these two senior living communities. The purchase price for the acquisition during the three months ended March 31, 2020 was $14.1 million. For further discussion of our acquisitions, see Note 8, Acquisitions in the Notes to Condensed Consolidated Financial Statements.

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
Transitional and Skilled Services
•Routine revenue. Routine revenue is generated by the contracted daily rate charged for all contractually inclusive skilled nursing services. The inclusion of therapy and other ancillary treatments varies by payor source and by contract. Services provided outside of the routine contractual agreement are recorded separately as ancillary revenue, including Medicare Part B therapy services, and are not included in the routine revenue definition.
•Skilled revenue. The amount of routine revenue generated from patients in the skilled nursing facilities who are receiving higher levels of care under Medicare, managed care, Medicaid, or other skilled reimbursement programs. The other skilled patients who are included in this population represent very high acuity patients who are receiving high levels of nursing and ancillary services which are reimbursed by payors other than Medicare or managed care. Skilled revenue excludes any revenue generated from our senior living services.
•Skilled mix. The amount of our skilled revenue as a percentage of our total skilled nursing routine revenue. Skilled mix (in days) represents the number of days our Medicare, managed care, or other skilled patients are receiving skilled nursing services at the skilled nursing facilities divided by the total number of days patients from all payor sources are receiving skilled nursing services at the skilled nursing facilities for any given period.
•Average daily rates. The routine revenue by payor source for a period at the skilled nursing facilities divided by actual patient days for that revenue source for that given period.
•Occupancy percentage (operational beds). The total number of patients occupying a bed in a skilled nursing facility as a percentage of the beds in a facility which are available for occupancy during the measurement period.
•Number of facilities and operational beds. The total number of skilled nursing facilities that we own or operate and the total number of operational beds associated with these facilities.
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

	Three Months Ended March 31,
Skilled Mix:	2020	2019

Days	29.3%	29.9%
Revenue	50.1%	49.7%

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

The following table summarizes our overall occupancy statistics for skilled nursing operations for the periods indicated:

	Three Months Ended March 31,
Occupancy for transitional and skilled services:	2020	2019
Operational beds at end of period	22,883	19,788
Available patient days	2,070,732	1,771,705
Actual patient days	1,643,390	1,406,369
Occupancy percentage (based on operational beds)	79.4%	79.4%

Segments
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

Revenue Sources

The following table sets forth our total revenue by payor source generated by our transitional and skilled services and our "Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	Transitional and Skilled Services		Other(1)		Total
	2020	2019	2020	2019	2020	2019
Medicaid	$220,881	$181,294	$3,226	$3,205	$224,107	$184,499
Medicare	155,584	116,701	—	—	155,584	116,701
Medicaid-skilled	36,077	30,451	—	—	36,077	30,451
Subtotal	412,542	328,446	3,226	3,205	415,768	331,651
Managed care	102,029	83,172	—	—	102,029	83,172
Private and other	43,834	37,640	27,982	18,845	71,816	56,485
Total revenue	$558,405	$449,258	$31,208	$22,050	$589,613	$471,308
(1) Private and other payors in our "All Other" category includes revenue from rental income, senior living operations and all payors generated in our other ancillary operations.

	Three Months Ended March 31,
	Transitional and Skilled Services		Other(1)		Total
	2020	2019	2020	2019	2020	2019
Medicaid	39.6%	40.4%	10.3%	14.5%	38.0%	39.1%
Medicare	27.9	26.0	—	—	26.4	24.8
Medicaid-skilled	6.5	6.8	—	—	6.1	6.5
Subtotal	74.0	73.2	10.3	14.5	70.5	70.4
Managed care	18.3	18.5	—	—	17.3	17.6
Private and other	7.7	8.3	89.7	85.5	12.2	12.0
Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Private and other payors in our "All Other" category includes revenue from rental income, senior living operations and all payors generated in our other ancillary operations.

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

Other

Within our senior living operations, we generate revenue primarily from private pay sources, with a portion earned from Medicaid or other state-specific programs. As part of, and subsequent to, the Spin-Off transaction, we lease 31 of the 92 real estate properties owned by us to Pennant on a triple-net basis. Annual rental income generated from the leases with Pennant is approximately $14.0 million. In addition, we held majority membership interests in our other ancillary operations. Payment for these services varies and is based upon the service provided. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). The preparation of these financial statements and related disclosures requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we review our judgments and estimates, including but not limited to those related to the variable considerations to arrive at the transaction price for revenue recognition, income taxes, intangible assets and loss contingencies. We base our estimates and judgments upon our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty, and actual results could differ materially from the amounts reported. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made. Refer to Note 2, Summary of Significant Accounting Policies, within the Condensed Consolidated Financial Statements for further information on our critical accounting estimates and policies, which are as follows:

•Revenue recognition - the estimate of variable considerations to arrive at the transaction price, including methods and assumptions used to determine settlements with Medicare and Medicaid payors or retroactive adjustments due to audits and reviews;
•Self-insurance - the valuation methods and assumptions used in estimating costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported;
•Leases - the incremental borrowing rate determination;
•Acquisition accounting - the assumptions used to allocate the purchase price paid for assets acquired and liabilities assumed in connection with our acquisitions; and
•Income taxes - the estimation of valuation allowance or the need for and magnitude of liabilities for uncertain tax position.

Industry Trends
The post-acute care industry has evolved to meet the growing demand for post-acute and custodial healthcare services generated by an aging population, increasing life expectancies and the trend toward shifting of patient care to lower cost settings. The industry has evolved in recent years, which we believe has led to a number of favorable improvements in the industry, as described below:
•Shift of Patient Care to Lower Cost Alternatives. The growth of the senior population in the United States continues to increase healthcare costs, often faster than the available funding from government-sponsored healthcare programs. In response, federal and state governments have adopted cost-containment measures that encourage the treatment of patients in more cost-effective settings such as skilled nursing facilities, for which the staffing requirements and associated costs are often significantly lower than acute care hospitals, and other post-acute care settings. As a result, skilled nursing facilities are generally serving a larger population of higher-acuity patients than in the past.
•Significant Acquisition and Consolidation Opportunities. The skilled nursing industry is large and highly fragmented, characterized predominantly by numerous local and regional providers. Due to the increasing demands from hospitals and insurance carriers to implement sophisticated and expensive reporting systems, we believe this fragmentation provides significant acquisition and consolidation opportunities for us.
•Improving Supply and Demand Balance. The number of skilled nursing facilities has declined modestly over the past several years. We expect that the supply and demand balance in the skilled nursing industry will continue to improve due to the shift of patient care to lower cost settings, an aging population and increasing life expectancies.
•Increased Demand Driven by Aging Populations. As seniors account for an increasing percentage of the total U.S. population, we believe the demand for skilled nursing and senior living services will continue to increase. According to the census projection released by the U.S. Census Bureau in early 2018, between 2010 and 2030, the number of individuals over 65 years old is projected to be one of the fastest growing segments of the United States population, growing from 13% to 21%. The Bureau expects this segment to increase nearly 90% to 73 million, as compared to the total U.S. population which is projected to increase by 17% over that time period. Furthermore, the generation currently retiring has accumulated less savings than prior generations, creating demand for more affordable senior housing and skilled nursing services. As a high quality provider in lower cost settings, we believe we are well-positioned to benefit from this trend.
•Transition to Value-Based Payment Models. In response to rising healthcare spending in the United States, commercial, government and other payors are generally shifting away from fee-for-service payment models towards value-based models, including risk-based payment models that tie financial incentives to quality, efficiency and coordination of care. We believe that patient-centered outcomes driven reimbursement models will continue to grow in prominence. Many of our operations already receive value-based payments, and as valued-based payment systems continue to increase in prominence, it is our view that our strong clinical outcomes will be increasingly rewarded.
•Accountable Care Organizations and Reimbursement Reform. A significant goal of U.S. federal health care reform is to transform the delivery of health care by changing reimbursement to reflect and support the quality and safety of care that providers deliver, increase efficiency, and reduce growth in spending. Reimbursement models that provide financial incentives to encourage efficiency, affordability, and high-quality care have been developed and implemented by government and commercial third-party payers. The most prolific of these models, the Accountable Care Organization (ACO) model, incentivizes groups of providers to share in savings that are achieved through the coordination of care and chronic disease management of an assigned patient population.  Reimbursement methodology reform includes Value-Based Purchasing (VBP), in which a portion of provider reimbursement is redistributed based on relative performance, or improvement on designated economic, clinical quality, and patient satisfaction metrics.  In addition, CMS has implemented Episode-based demonstration, voluntary and mandatory payment initiatives that bundle acute care and post-acute care reimbursement. These bundled payment models incentivize cross-continuum care coordination and include financial and performance accountability for episodes of care. These reimbursement methodologies and similar programs are likely to continue and expand, both in government and commercial health plans. Many of our operations already participate in ACOs. With our focus on quality care and strong clinical outcomes, Ensign is well-positioned to benefit from these outcome-based payment models.
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
COVID-19
Temporary suspension of certain patient coverage criteria and documentation and care requirements - The CARES Act and a series of temporary waivers and guidance issued by the CMS suspend various Medicare patient coverage criteria as well as documentation and care requirements to provide regulatory relief to ensure patients continue to have adequate access to care notwithstanding the burdens placed on healthcare providers due to the COVID-19 pandemic. Examples include the following: (1) approving temporary expansion sites to ensure that local hospitals and health systems have the capacity to handle a potential surge of COVID-19 patients (i.e. CMS Hospital Without Walls); (2) removing barriers for physicians, nurses, and other clinicians to be readily hired from the community or from other states to allow healthcare systems to rapidly expands their workforce; (3) increasing access to telehealth and corresponding reimbursement through Medicare to ensure patients have access to healthcare while keeping patients safe at home; (4) expanding in-place COVID-19 testing to allow for more testing at home or in community based settings; and (5) temporarily waiving certain documentation, reporting and audit requirements to allow providers, health care facilities, Medicare Advantage and Part D plans, and states to focus on the provision of care (i.e., Patients Over Paperwork). We believe these regulatory actions could contribute to an increase in volume, but there can be no assurances.

Reporting requirements
On April 19, 2020, CMS announced new regulatory requirements that will require skilled nursing homes to report cases of COVID-19 directly to the CDC. This information must be reported in accordance with existing privacy regulations and statues. In addition, skilled nursing homes are required to inform residents, their families and representatives of COVID-19 cases in their facilities; this notification is required to take place by 5pm the next calendar day following the occurrence of a single confirmed infection of COVID-19, or of three or more residents or staff with new-onset of respiratory symptoms that occur within 72 hours of one another. Further, the CDC will be providing a reporting tool to skilled nursing homes that will support Federal efforts to collect nationwide data to assist in COVID-19 surveillance and response. There could be civil monetary penalties for not meeting these reporting requirements. We believe these reporting requirements will not have a material impact on our consolidated financial statements.
On April 30, 2020, CMS announced that it would be convening an independent commission to conduct comprehensive assessments of nursing home responses to the COVID-19 pandemic. The commission will consist of SNF residents, families, resident/patient advocates, industry experts, clinicians, medical ethicists, administrators, academicians, infection control and prevention professionals, state and local authorities, and other experts. The commission is expected to develop recommendations specific to (1) protecting residents from COVID-19 and improving the responsiveness of care delivery; (2) strengthening regulations to enable rapid and effective identification and mitigation of COVID-19 transmissions in nursing homes; and (3) enhancing enforcement strategies to improve compliance with infection control policies. Recommendations from the commission will be delivered to CMS and may be incorporated into the regulatory framework applicable to nursing facilities.
Medicare
As previously mentioned, Medicare presently accounts for approximately 27.9% of our transitional and skilled nursing services revenue, being our second-largest payor. The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past, and could in the future, result in substantial reductions in our revenue and operating margins.
Patient-Driven Payment Model (PDPM)
The Skilled Nursing Facility Prospective Payment System (SNF PPS) Rule was effective October 1, 2019. The SNF PPS Rule includes a new case-mix model that focuses on the patient’s condition and resulting care needs (clinically relevant factors), rather than on the volume of care provided, to determine reimbursement from Medicare. The case mix-model is called the Patient-Driven Payment Model (PDPM), which utilizes clinically relevant factors for determining Medicare payment by using ICD-10 diagnosis codes and other patient characteristics as the basis for patient classification. PDPM utilizes five case-mix adjusted payment components: physician therapy (PT), occupational therapy (OT), speech language pathology (SLP), nursing and social services (nursing) and non-therapy ancillary services (NTA). It also uses a sixth non-case mix component to cover utilization of SNF resources that do not vary depending on resident characteristics.
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
On April 10, 2020, CMS issued a proposed rule for fiscal year 2021 that updates the Medicare payment rates and the quality programs for skilled nursing facilities. Under the proposed rule, effective October 1, 2020, the aggregate will increase by 2.3%, for fiscal year 2021 compared to fiscal year 2020. This estimated increase is attributable to a 2.7% market basket increase factor with a 0.4% point reduction for multifactor productivity adjustment.
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
Part B Rehabilitation Requirements

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
Due to COVID-19, CMS authorized temporary waivers on medical review requirements, effective March 1, 2020, for the duration of the public health emergency. CMS is also pausing standard medical review activities, including prior authorization and other reviews that require providers to provide documentation. In addition, CMS is re-prioritizing scheduled program audits and contract-level Risk Adjustment Data Validation audits for MA organizations, Part D sponsors, Medicare-Medicaid Plans, and Programs of All-Inclusive Care for the Elderly organizations. Re-prioritizing these audit activities will allow providers, CMS and the organizations to focus on patient care.
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

On November 1, 2019, CMS issued the calendar year 2020 Physician Fee Schedule Final Rule establishing that therapy assistant claim modifiers will be required starting in calendar year 2020. This rule is consistent with the requirement of the Balanced Budget Act (BBA) of 2018, which requires a 15% payment reduction when a physical therapist assistant (PTA) or occupational therapy assistant (OTA) provides services “in whole or in part” on a given day. While the modifiers are required to be applied to the claims beginning in calendar year 2020, the 15% therapist assistant payment reduction will not be applied until calendar year 2022. The final rule clarified the meaning of “in whole or in part” to mean when 10% or more of the services are provided by a PTA or OTA.

The FY 2020 Physician Fee Schedule (PFS), indicates that there will be no decrease in physical and occupational therapy code payments in 2020. However, in the proposed and final FY 2020 PFS, CMS also indicated its intent to make changes to reimbursement rates that would become effective January 1, 2021. These changes, if finalized in the fiscal year 2021 PFS Rule, will effectively lower the reimbursement rate for therapy Medicare Part B specialty providers; specific to our industry, by 8%.

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
Sequestration of Medicare Rates
The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called a sequestration. Medicare FFS claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2.0% reduction in Medicare payments. All Medicare rate payments and settlements have incurred this mandatory reduction and it will continue to remain in place through at least 2023, unless Congress takes further action. In response to COVID-19, the “CARES Act” will temporarily suspend the automatic 2% reduction of Medicare claim reimbursements for the period of May 1, 2020 through December 31, 2020.
Programs of All-Inclusive Care for the Elderly

CMS issued a final rule on June 3, 2019, which updates the requirements for the Programs of All-Inclusive Care for the Elderly (PACE) under the Medicare and Medicaid programs. The regulation is intended to provide greater operational flexibility, remove redundancies and outdated information and codify existing programs. Such flexibility includes, (i) more lenient standards applicable to the current requirement that the PACE organization be monitored for compliance with the PACE program requirements during and after a 3-year trial period and (ii) relieving certain restrictions placed upon the interdisciplinary team that comprehensively assesses and provides for the individual needs of each PACE participant by allowing one person to fill two roles and permitting secondary participation in the PACE program. Further, non-physician primary care providers can provide certain services in place of primary care physicians.
Medicaid Fiscal Accountability Regulation (MFAR)
On November 18, 2019, CMS published a proposed rule, the Medicaid Fiscal Accountability Regulation (MFAR) that could impact our federal Medicaid revenue in some of our facilities. Specifically, some states’ Medicaid programs allow for upper payment limit (UPL) payments to be made to SNFs that are owned or operated by a non-state government (NSG) provider, such as a city or county hospital. These supplemental UPL payments are paid through federal Medicaid funds, but administered through the state. In 2012, the Utah Medicaid Program was amended to allow for such UPL payments. In 2015, the Texas Medicaid Program was amended to also allow for such UPL payments (the program in Texas is currently called the Quality Incentive Payment Program or "QIPP). Ensign has 17 Utah facilities and 52 Texas facilities that have entered into agreements with NSG hospitals in which operations have been transferred to the NSG hospitals, but Ensign-related entities manage these facilities. This has allowed the 69 facilities to obtain supplemental UPL funds from the federal Medicaid program.
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
Preadmission Screening and Resident Review (PASRR)
On February 20, 2020, CMS published a proposed rule which would modernize requirements for the Preadmission Screening and Resident Review (PASRR) process. This process assesses the needs of individuals with mental illness or intellectual disability that are applying to or residing in Medicaid-certified nursing facilities. The proposed rule, if enacted as currently drafted, would impose additional resident review requirements that are not reflected in current regulations, authorize the use of telehealth, and simplify the list of information that must be collected during evaluations.

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
Civil and Criminal Fraud and Abuse Laws and Enforcement
Various complex federal and state laws exist which govern a wide array of referrals, relationships and arrangements, and prohibit fraud by healthcare providers. Governmental agencies are devoting increasing attention and resources to such anti-fraud efforts. The Health Insurance Portability and Accountability Act of 1996 (HIPAA), and the Balanced Budget Act of 1997 (BBA) expanded the penalties for healthcare fraud. Additionally, in connection with our involvement with federal healthcare reimbursement programs, the government or those acting on its behalf may bring an action under the False Claims Act (FCA), alleging that a healthcare provider has defrauded the government by submitting a claim for items or services not rendered as claimed, which may include coding errors, billing for services not provided, and submitting false or erroneous cost reports. The Fraud Enforcement and Recovery Act of 2009 (FERA) expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. The FCA clarifies that if an item or service is provided in violation of the Anti-Kickback Statute, the claim submitted for those items or services is a false claim that may be prosecuted under the FCA as a false claim. CMPs under the FCA range from approximately $11,665 to $23,331 and are adjusted each January for inflation. Under the qui tam or “whistleblower” provisions of the FCA, a private individual with knowledge of fraud may bring a claim on behalf of the federal government and receive a percentage of the federal government’s recovery. Due to these whistleblower incentives, lawsuits have become more frequent. Many states also have a false claim prohibition that mirrors or tracks the federal FCA. Federal law also provides that OIG has the authority to exclude individuals and entities from federally funded health care programs on a number of grounds, including, but not limited to, certain types of criminal offenses, licensure revocations or suspensions, and exclusion from state or other federal healthcare programs. And, CMS can recover overpayments from health care providers up to five years following the year in which payment was made.
In November 2019, the OIG released a report of its investigation into overpayments to hospitals that did not comply with Medicare’s post-acute-care transfer policy. Hospitals violating this policy transferred patients to certain post-acute-care settings, such as SNFs, but claimed the higher reimbursements associated with discharges to homes. A similar OIG audit report, released in February 2019, focused on improper payments for SNF services when the Medicare 3-day inpatient hospital stay requirement was not met. These investigatory actions by OIG demonstrate their increased scrutiny into post-hospital SNF care provided to beneficiaries and may encourage additional oversight or stricter compliance standards.

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

Additionally, in 2015, CMS began implementing a series of changes to the Five-Star Quality Rating system that have made it more difficult for facilities to achieve the highest ratings. These changes have included, among other things:

•In 2015, changes include the use of antipsychotics in calculating the star ratings, modified calculations for staffing levels and reflect higher standards for nursing homes to achieve a high rating on the quality measure dimension.

•In 2016, the addition of six new quality measures to the Nursing Home Five-Star Quality Ratings, including the rate of hospitalization, emergency room use, community discharge, improvements in function, independently worsened and anxiety or hypnotic medication among nursing home residents.

•In 2018, (i) a freeze of the Health Inspection Five Star Ratings; (ii) the addition of Payroll Based Journals (PBJ) data to calculate the staffing ratings in the Nursing Home Five Star Quality Rating System; and (iii) the addition of two claims data measures: Medicare spending per beneficiary and rate of successful return to home or community from a skilled nursing facility for quality measures.

•In 2019, (i) the addition of separate ratings for short stay and long stay care; (ii) changes in staffing thresholds; and (iii) modifications to put more emphasis on registered nurse (RN) staffing, including a set rating for nursing homes that report four or more days in the quarter with no RN on site.

CMS predicted that the 2019 changes would result in 47 percent of all nursing centers to lose stars in their "Quality" ratings, 33 percent to lose stars in their "Staffing" ratings and some 36 percent to lose stars in their "Overall" ratings. Unsurprisingly, these changes resulted in a reduction in Ensign’s number of facilities with 4 or 5-star ratings in 2019. Additionally, on October 7, 2019, CMS announced it will begin increasing quality measure thresholds by 50% of the average rate of improvement of QM scores every six months, beginning in April 2020. This means if there is an average rate of improvement of 2%, the quality measure threshold will be raised 1%. This frequent adjustment is intended to avoid larger adjustments to thresholds in the future. However, CMS acknowledges that some facilities may see a decline in their overall five-star rating absent any new inspection information. This change could further affect star ratings across the industry.

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

Additionally, in April of 2019, CMS announced a new framework for informing CMS’s work related to the safety and quality in America’s nursing homes. The approach includes the following pillars: Strengthening Oversight, Enhancing Enforcement, Increasing Transparency, Improving Quality, and Putting Patients over Paperwork. As part of the Transparency Pillar, beginning on October 23, 2019 on the Nursing Home Compare website, CMS began displaying a consumer alert icon next to nursing homes that have been cited for incidents of abuse, neglect, or exploitation. The icon will be updated monthly, at the same time CMS inspection results are updated. In February 2020, CMS announced that part of its Enhancing Enforcement efforts would include improved oversight of state survey agencies (SSA) and revisions to the State Performance Standards System, which is the program used to access SSA performance.

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

Regulations Specific to Senior Living Communities

As previously mentioned, senior living services revenue is primarily derived from private pay residents, with a small portion of senior living revenue (approximately 10% of total other revenue) derived from Medicaid funds. Thus, some of the regulations discussed above applicable to Medicaid providers, also apply to senior living. However, the following provides a brief overview of the regulatory framework applicable specifically to senior living.

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

Results of Operations

We believe we exist to dignify and transform post-acute care. We set out a strategy to achieve our goal of ensuring our patients are receiving the best possible care through our ability to acquire, integrate and improve our operations. Our results serve as a strong indicator that our strategy is working and our transformation is underway. In the first quarter of 2020, we achieved record revenue and net income. Our total revenue increased $118.3 million, or 25.1% while our diluted GAAP earning per share grew more than 87.0%, from $0.39 to $0.73, comparing the first quarter of 2020 to the same period in 2019. These record results are driven by strong business performance and continued operating leverage. Revenue from our transitional and skilled services collectively increased by double digits. Operations in our Same Facilities and Transitioning Facilities accelerated growth which impacted the overall strong financial success in the quarter.

The following table sets forth operations results details of our revenue, expenses and earnings, and their respective components, as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2020	2019

Revenue	100.0%	100.0%
Expense:
Cost of services	77.1	78.9
Rent—cost of services	5.5	6.4
General and administrative expense	5.5	5.8
Depreciation and amortization	2.3	2.5
Total expenses	90.4	93.6
Income from operations	9.6	6.4
Other income (expense):
Interest expense	(0.6)	(0.8)
Interest income	0.1	0.1
Other expense, net	(0.5)	(0.7)
Income before provision for income taxes	9.1	5.7
Provision for income taxes	2.1	1.1
Net income from continuing operations	7.0	4.6
Net income from discontinued operations, net of tax	—	1.3
Net income	7.0	5.9
Less: net income attributable to noncontrolling interests in continuing operations	0.1	—
Net income attributable to noncontrolling interests in discontinued operations	—	0.1
Net income attributable to The Ensign Group, Inc.	6.9%	5.8%

	Three Months Ended March 31,
	2020	2019

Non-GAAP Financial Measures:	(In thousands)
Performance Metrics
EBITDA from continuing operations(1)	$70,161	$41,793
EBITDA total(2)		$50,167

Adjusted EBITDA from continuing operations(1)	$73,810	$44,615
Adjusted EBITDA total(2)		$56,756

Valuation Metric
Adjusted EBITDAR	$106,118
(1) EBITDA and Adjusted EBITDA represents results without discontinued operations of the Spin-Off, which occurred on October 1, 2019.
(2) EBITDA and Adjusted EBITDA total for 2019 represents results inclusive of discontinued operations.

The following discussion includes references to EBITDA, Adjusted EBITDA and Adjusted EBITDAR which are non-GAAP financial measures (collectively, Non-GAAP Financial Measures). Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other provisions of the Exchange Act of 1934, as amended (the Exchange Act), define and prescribe the conditions for use of certain non-GAAP financial information. These Non-GAAP Financial Measures are used in addition to and in conjunction with results presented in accordance with GAAP. These Non-GAAP Financial Measures should not be relied upon to the exclusion of GAAP financial measures. These Non-GAAP Financial Measures reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business.

We believe the presentation of Non-GAAP Financial Measures are useful to investors and other external users of our financial statements regarding our results of operations because:

•they are widely used by investors and analysts in our industry as a supplemental measure to evaluate the overall performance of companies in our industry without regard to items such as interest expense, net and depreciation and amortization, which can vary substantially from company to company depending on the book value of assets, capital structure and the method by which assets were acquired; and

•they help investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure and asset base from our operating results.

We use Non-GAAP Financial Measures:

•as measurements of our operating performance to assist us in comparing our operating performance on a consistent basis;

•to allocate resources to enhance the financial performance of our business;

•to assess the value of a potential acquisition;

•to assess the value of a transformed operation's performance;

•to evaluate the effectiveness of our operational strategies; and

•to compare our operating performance to that of our competitors.

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

Despite the importance of these measures in analyzing our underlying business, designing incentive compensation and for our goal setting, Non-GAAP Financial Measures have no standardized meaning defined by GAAP. Therefore, our Non-GAAP Financial Measures have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for analysis of our results as reported in accordance with GAAP. Some of these limitations are:

•they do not reflect our current or future cash requirements for capital expenditures or contractual commitments;

•they do not reflect changes in, or cash requirements for, our working capital needs;

•they do not reflect the net interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•they do not reflect rent expenses, which are necessary to operate our leased operations, in the case of Adjusted EBITDAR;

•they do not reflect any income tax payments we may be required to make;

•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and do not reflect any cash requirements for such replacements; and

•other companies in our industry may calculate these measures differently than we do, which may limit their usefulness as comparative measures.

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

Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•results related to operations not at full capacity;
•stock-based compensation expense; and
•acquisition related costs.

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

The table below reconciles net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods presented:

	Three Months Ended March 31,
	2020	2019

Consolidated statements of income data:	(In thousands)
Net income	$41,201	$27,607
Less: net income attributable to noncontrolling interests in continuing operations	352	85
Less: net income from discontinued operations	—	6,042
Add: Interest expense, net	2,967	3,109
Provision for income taxes	12,625	5,275
Depreciation and amortization	13,720	11,929
EBITDA from continuing operations	70,161	41,793
EBITDA from discontinued operations(c)	—	8,374
EBITDA	$70,161	$50,167

Results related to operations not at full capacity(a)	342	264
Stock-based compensation expense	3,235	2,456
Acquisition related costs(b)	50	26
Rent related to items above	22	76
Adjusted EBITDA from continuing operations	73,810	44,615
Adjusted EBITDA from discontinued operations(c)	—	12,141
Adjusted EBITDA	$73,810	$56,756
Rent—cost of services	32,330	30,181
Less: rent related to items above	(22)	(76)
Adjusted rent from continuing operations	$32,308	$30,105
Adjusted rent included in discontinued operations	$—	$5,598

Adjusted EBITDAR from continuing operations	$106,118

(a) Represents results of operations not at full capacity during the period presented.
(b) Costs incurred to acquire operations which are not capitalizable.
(c) All adjustments included in the table below are presented within net income from discontinued operations, net of tax.

Three Months Ended March 31, 2019
Net income from discontinued operations, net of tax	$6,042
Less: net income attributable to noncontrolling interests in discontinued operations	150
Add: Interest income, net	(12)
Provision for income taxes	1,825
Depreciation and amortization	669
EBITDA from discontinued operations	$8,374

Losses related to operations in the start-up phase	236
Stock-based compensation expense	497
Spin-Off transaction costs	2,990
Acquisition related costs	36
Rent related to items above	8
Adjusted EBITDA from discontinued operations	$12,141

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Revenue

	Three Months Ended March 31,
	2020		2019
	$	%	$	%

	(Dollars in thousands)
Transitional and skilled services	$558,405	94.7%	$449,258	95.3%
All other (1)	31,208	5.3	22,050	4.7
Total revenue	$589,613	100.0%	$471,308	100.0%
(1) Includes revenue from rental income and services generated from our senior living services, rental income and other ancillary services.

Our total revenue increased $118.3 million, or 25.1%, compared to the three months ended March 31, 2019. The increase in revenue was primarily driven by strong performance across our transitional and skilled services operations, which collectively grew by $109.1 million, or 24.3%, primarily attributable to increases in patient days and revenue per patient day from Same Facilities and Transitioning Facilities, along with the impact of acquisitions. Total revenue from all operations acquired on or subsequent to January 1, 2019 increased our consolidated revenue by $65.4 million during the three months ended March 31, 2020, when compared to the same period in 2019.

Transitional and Skilled Services

The following table presents the transitional and skilled services revenue and key performance metrics by category during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change	% Change

Total Facility Results:	(Dollars in thousands)
Transitional and skilled revenue	558,405	$449,258	$109,147	24.3%
Number of facilities at period end	193	171	22	12.9%
Number of campuses at period end*	23	19	4	21.1%
Actual patient days	1,643,390	1,406,369	237,021	16.9%
Occupancy percentage — Operational beds	79.4%	79.4%		—%
Skilled mix by nursing days	29.3%	29.9%		(0.6)%
Skilled mix by nursing revenue	50.1%	49.7%		0.4%

	Three Months Ended March 31,
	2020	2019	Change	% Change

Same Facility Results(1):	(Dollars in thousands)
Transitional and skilled revenue	$442,514	$400,440	$42,074	10.5%
Number of facilities at period end	152	152	—	—%
Number of campuses at period end*	15	15	—	—%
Actual patient days	1,265,960	1,240,298	25,662	2.1%
Occupancy percentage — Operational beds	80.1%	79.9%		0.2%
Skilled mix by nursing days	31.5%	31.0%		0.5%
Skilled mix by nursing revenue	52.7%	51.2%		1.5%

	Three Months Ended March 31,
	2020	2019	Change	% Change

Transitioning Facility Results(2):	(Dollars in thousands)
Transitional and skilled revenue	$51,476	$44,201	$7,275	16.5%
Number of facilities at period end	16	16	—	—%
Number of campuses at period end*	4	4	—	—%
Actual patient days	160,324	149,194	11,130	7.5%
Occupancy percentage — Operational beds	82.7%	77.7%		5.0%
Skilled mix by nursing days	23.9%	22.6%		1.3%
Skilled mix by nursing revenue	40.5%	38.1%		2.4%

	Three Months Ended March 31,
	2020	2019	Change	% Change

Recently Acquired Facility Results(3):	(Dollars in thousands)
Transitional and skilled revenue	$64,415	$2,075	$62,340	NM
Number of facilities at period end	25	2	23	NM
Number of campuses at period end*	4	—	4	NM
Actual patient days	217,106	7,981	209,125	NM
Occupancy percentage — Operational beds	73.1%	57.7%		NM
Skilled mix by nursing days	20.2%	14.9%		NM
Skilled mix by nursing revenue	39.2%	28.3%		NM

	Three Months Ended March 31,
	2020	2019	Change	% Change

	(Dollars in thousands)
Facility Closed Results(4):
Skilled nursing revenue	$—	$2,542	$(2,542)	NM
Actual patient days	—	8,896	(8,896)	NM
Occupancy percentage — Operational beds	—%	66.3%		NM
Skilled mix by nursing days	—%	16.1%		NM
Skilled mix by nursing revenue	—%	36.1%		NM
* Campus represents a facility that offers both skilled nursing and senior living services. Revenue and expenses related to skilled nursing and senior living services have been allocated and recorded in the respective operating segment.
(1)Same Facility results represent all facilities purchased prior to January 1, 2017.
(2)Transitioning Facility results represent all facilities purchased from January 1, 2017 to December 31, 2018.
(3)Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2019.
(4)Facility Closed results represents closed operations during the three months ended March 31, 2019, which were excluded from Same Facilities results for the three months ended March 31, 2019 and 2020 for comparison purposes.

Transitional and skilled services revenue increased $109.1 million, or 24.3%, compared to the three months ended March 31, 2019. Of the $109.1 million increase, Medicare and managed care revenue increased $57.7 million, or 28.9%; Medicaid custodial revenue increased $39.6 million, or 21.8%; Medicaid skilled revenue increased $5.6 million, or 18.5%; and private and other revenue increased $6.2 million, or 16.4%.

Revenue in our Same Facilities increased $42.1 million, or 10.5%. Our diligent efforts to strengthen our partnership with various managed care organizations, hospitals and the local communities we operate in, increased our occupancy by 0.2% to 80.1%. We continued to see a shift in higher patient acuity. Our skilled days increased by 0.5% coupled with an increase from our revenue daily rate of 6.7%, resulting in an increase in skilled mix revenue of $25.4 million, or 12.7%.

We continue to grow revenue with our Medicaid plans. Our Medicaid revenue, excluding Medicaid-skilled revenue, increased by $9.8 million, compared to the three months ended March 31, 2019, primarily driven by an increase in Medicaid days. We also experienced an increase in our Medicaid daily rate of 4.3%, compared to the three months ended March 31, 2019, as a result of our successful participation in the quality improvement programs and the supplemental programs in various states.

Revenue generated by our Transitioning Facilities increased $7.3 million, or 16.5%, primarily due to increases of 7.5% and 6.2%, respectively, in total patient days and revenue daily rate. Strong occupancy growth of 5.0% to 82.7%, compared to the three months ended March 31, 2019, demonstrates our ability to transition these healthcare operations that were acquired two and three years ago. In addition, we continued to see a shift in higher patient acuity. Our skilled days increased by 1.3% coupled with an increase from our revenue daily rate of 6.5%, resulting in an increase in skilled mix revenue of $3.5 million, or 21.2%, compared to the three months ended March 31, 2019. Our Medicaid revenue, excluding Medicaid-skilled revenue, increased by $2.1 million, compared to the three months ended March 31, 2019, attributable to an increase in Medicaid days of 6.2% and Medicaid daily rate of 3.7%.

Transitional and skilled services revenue generated by Recently Acquired Facilities increased by approximately $62.3 million compared to the three months ended March 31, 2019. We acquired 27 operations between April 1, 2019 and March 31, 2020 across six states.
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
The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate:

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Skilled Nursing Average Daily Revenue Rates:
Medicare	$669.44	$597.06	$584.31	$531.85	$633.84	$530.67	$657.78	$591.19
Managed care	477.80	453.90	454.11	427.27	437.72	482.85	472.74	451.90
Other skilled	524.89	491.55	482.06	481.04	323.67	426.26	514.81	490.98
Total skilled revenue	563.01	519.39	515.37	483.87	544.13	500.93	557.49	516.86
Medicaid	232.02	222.37	238.70	230.10	213.00	236.36	229.89	223.36
Private and other payors	234.15	229.54	237.52	227.47	211.98	171.82	231.05	227.87
Total skilled nursing revenue	$336.63	$315.46	$304.73	$287.02	$279.66	$259.07	$325.99	$311.87

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 12.1% and 9.9%, respectively, compared to the three months ended March 31, 2019. The increase is attributable to the 2.4% net market basket increase that became effective in October 2019 coupled with our continued shift towards higher acuity patients. In addition, our new payment model, PDPM, became effective on October 1, 2019.

Our average Medicaid rates increased 2.9% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states.

Payor Sources as a Percentage of Skilled Nursing Services. We use our skilled mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods.

The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Percentage of Skilled Nursing Revenue:
Medicare	25.3%	24.4%	20.6%	20.7%	26.6%	13.6%	25.0%	24.0%
Managed care	19.2	18.9	16.1	13.9	11.1	13.1	18.0	18.3
Other skilled	8.2	7.9	3.8	3.5	1.5	1.6	7.1	7.4
Skilled mix	52.7	51.2	40.5	38.1	39.2	28.3	50.1	49.7
Private and other payors	7.5	7.9	11.2	11.6	10.5	16.5	8.1	8.4
Medicaid	39.8	40.9	48.3	50.3	50.3	55.2	41.8	41.9
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Percentage of Skilled Nursing Days:
Medicare	12.7%	12.8%	10.8%	11.2%	11.7%	6.8%	12.4%	12.6%
Managed care	13.5	13.1	10.8	9.4	7.1	7.2	12.4	12.6
Other skilled	5.3	5.1	2.3	2.0	1.4	0.9	4.5	4.7
Skilled mix	31.5	31.0	23.9	22.6	20.2	14.9	29.3	29.9
Private and other payors	10.8	11.3	14.5	14.6	13.7	23.6	11.5	11.8
Medicaid	57.7	57.7	61.6	62.8	66.1	61.5	59.2	58.3
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Other

Our other revenue increased by $9.2 million, or 41.5% to $31.2 million, compared to the three months ended March 31, 2019. Other revenue for the first quarter in 2020 includes senior living revenue of $15.2 million; mobile diagnostics revenue of $8.0 million, medical transportation revenue of $6.2 million and rental and other ancillary operations revenue of $1.8 million. The increase in Other revenue is due to organic growth and acquisitions.
Cost of Services

The following table sets forth total cost of services for continuing operations of our transitional and skilled services and "All Other" category for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2020		2019		Change
	$	%(1)	$	%(1)	$	%

Transitional and skilled services	$430,587	77.1%	$353,317	78.6%	$77,270	21.9%
All other	23,934	76.7	18,672	84.7	5,262	28.2
Total cost of services	$454,521	77.1%	$371,989	78.9%	$82,532	22.2%
(1) This represents cost of services as a percentage of revenue.
Consolidated cost of services increased $82.5 million, or 22.2% compared to the three months ended March 31, 2019. Consolidated cost of services as a percentage of revenue decreased by 1.8% to 77.1%.

Transitional and Skilled Services

Our revenue growth of 24.3% surpassed our increase in cost of services of 21.9%, which demonstrates that we are able to manage our expenses. Cost of services related to our transitional and skilled services segment increased $77.3 million, or 21.9%, due primarily to additional costs at Recently Acquired Facilities, which accounted for $47.0 million of the increase. Cost of services as a percentage of revenue decreased to 77.1% from 78.6%, a decrease of 1.5%. We experienced improvements in operations, all of which were able to leverage off of our higher occupancy.

Rent — cost of services. Our rent — cost of services as a percentage of total revenue decreased by 0.9% to 5.5%, primarily due to our recent acquisitions including real estate assets, coupled with the growth in revenue outpacing the increase in rent expense.
General and administrative expense. General and administrative expense increased $5.0 million or 18.3%, to $32.2 million. This increase was primarily due to increases in wages to support growth and in incentives due to operational improvements. In addition, general and administrative expense as a percentage of revenue decreased by 0.3% to 5.5%.
Depreciation and amortization. Depreciation and amortization expense increased $1.8 million, or 15.0%, to $13.7 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations. Depreciation and amortization decreased 0.2%, to 2.3%, as a percentage of revenue.
Other expense, net. Other expense, net as a percentage of revenue decreased by 0.2%, to 0.5%. Other expense primarily includes interest expense related to borrowings under our credit facility.
Provision for income taxes.  Our effective tax rate was 23.5% for the three months ended March 31, 2020, compared to 19.7% for the same period in 2019. The higher effective tax rate reflects a decrease in tax benefit from stock-based payment awards. See Note 14, Income Taxes, in the Notes to Condensed Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our revolving credit facilities.
Historically, we have primarily financed the majority of our acquisitions through the financing of our operating subsidiaries through mortgages, our revolving credit facility, and cash generated from operations. Total capital expenditures for property and equipment were $15.8 million and $12.8 million for the three months ended March 31, 2020 and 2019, respectively. We currently have approximately $42.0 million budgeted for renovation projects for 2020, which incorporates the temporary suspension of non-essential capital expenditure projects. We believe our current cash balances, our cash flow from operations and the amounts available under our credit facility will be sufficient to cover our operating needs for at least the next 12 months.

We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of March 31, 2020 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of March 31, 2020, we held debt security investments of approximately $47.9 million, which were split between AA, A and BBB rated securities. We believe our debt security investments that were in an unrealized loss position as of March 31, 2020 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date, including the recent developments related to COVID-19, that would indicate any other-than-temporary impairment.

As mentioned above, one primary source of cash is generated from our ongoing operations. Our positive cash flows have supported our business and have allowed us to pay regular dividends to our stockholders. We currently anticipate that existing cash and total investments as of March 31, 2020, along with projected operating cash flows and available financing, will support our normal business operations for the foreseeable future. Given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 outbreak, we will continue to evaluate the nature and extent of the impact to our business and financial position.

The following table presents selected data on our continuing operations from our condensed consolidated statement of cash flows for the periods presented:

	Three Months Ended March 31,
	2020	2019

	(In thousands)
Net cash provided by/ (used in):
Continuing operating activities	$27,123	$15,754
Continuing investing activities	(15,542)	(17,848)
Continuing financing activities	(7,539)	7,292
Net increase in cash and cash equivalents from discontinued operations	—	1,543
Net increase in cash and cash equivalents	4,042	6,741
Cash and cash equivalents beginning of period, including cash of discontinued operations	59,175	31,083
Cash and cash equivalents end of period, including cash of discontinued operations	$63,217	$37,824
Less cash of discontinued operations at end of period	—	41
Cash and cash equivalents at end of period	$63,217	$37,783
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
For the first quarter of 2020 compared to the same period in 2019, the $11.4 million increase in cash provided by continuing operating activities was primarily due higher net income and changes in working capital in the first quarter of 2020. Changes in working capital was driven by timing of payments of income taxes, prepaid expenses and other assets, and accrued wages and related liabilities.
Investing Activities
Investing cash flows consist primarily of capital expenditures, investment purchases and cash used for acquisitions.
The decrease in cash used in continuing investing activities in the first quarter of 2020 compared to the same period in 2019 of $2.3 million was primarily due to a decrease in cash used for acquisitions, net of escrow deposits, of $5.3 million, offset by an increase in capital expenditure spending by $3.0 million.
Financing Activities

Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, and proceeds from the sale of shares of common stock through employee equity incentive plans.

The decrease in cash provided by continuing financing activities in the first quarter of 2020 compared to the same period in 2019 of $14.8 million was primarily due to the repurchase of $25.0 million of common stock under our authorized common stock repurchase programs. We did not have any repurchases of common stock in the first quarter of 2019. The decrease is offset by an increase of net borrowing of $19.3 million in the first quarter of 2020 compared to $7.5 million in the same period in 2019.

Credit Facility with a Lending Consortium Arranged by Truist

We maintain the Credit Facility with a lending consortium arranged by Truist, which includes a revolving line of credit of up to $350 million in aggregate principal amount. The maturity date of the Credit Facility is October 1, 2024. The interest rates applicable to loans under the Credit Facility are, at the Company's option, equal to either a base rate plus a margin ranging from 0.50% to 1.50% per annum or LIBOR plus a margin range from 1.50% to 2.50% per annum, based on the Consolidated Total Net Debt to Consolidated EBITDA ratio (as defined in the agreement). In addition, we pay a commitment fee on the unused portion of the commitments that ranges from 0.25% to 0.45% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio.

Mortgage Loans and Promissory Note

During the first quarter of 2020, 19 of our subsidiaries are under mortgage loans insured with Department of Housing and Urban Development (HUD) for an aggregate amount of $115.5 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear fixed interest rates range of 2.6% to 3.5% per annum. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. For the majority of the loans, the prepayment fee is 10% during the first three years and is reduced by 3% in the fourth year of the loan, and reduced by 1% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The term of the mortgage loans are 25 to 35-years.

In addition to the HUD mortgage loans above, we have a promissory note issued in connection with an acquisition. This note bears fixed interest rate is 5.3% per annum. The term of the note is 12 years and are secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.
Operating Leases
During the first quarter of 2020, 163 of our facilities are under long-term lease arrangements, of which 85 of the operations are under the triple-net Master Leases with CareTrust REIT, Inc. (CareTrust). In connection with the Spin-Off, 11 of the original 94 properties were transferred to Pennant. Of the 11 properties, two of the senior living operations are located on the same real estate properties as the skilled nursing facilities. The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each master lease, our individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%. At our option, we can extend the Master Leases for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease.
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
Forty of our affiliated facilities, excluding the facilities that are operated under the Master Leases from CareTrust, are operated under eight separate master lease arrangements. Under these master leases, a breach at a single facility could subject one or more of the other affiliated facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of our leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in our outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.

U.S. Department of Justice Civil Investigative Demand
On May 31, 2018, we received a Civil Investigative Demand (CID) from the U.S. Department of Justice stating that it is investigating to determine whether we have violated the False Claims Act and/or the Anti-Kickback Statute with respect to the relationships between certain of our skilled nursing facilities and persons who served as medical directors, advisory board participants or other referral sources. The CID covered the period from October 3, 2013 to the present, and was limited in scope to ten of our Southern California skilled nursing facilities. In October 2018, the Department of Justice made an additional request for information covering the period of January 1, 2011 to the present, relating to the same topic. As a general matter, our operating entities maintain policies and procedures to promote compliance with the False Claims Act, the Anti-Kickback Statute, and other applicable regulatory requirements. We have fully cooperated with the U.S. Department of Justice to promptly respond to the requests for information and have recently been advised that the U.S. Department of Justice has declined to intervene in any subsequent action based on or related to the subject matter of this investigation.
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

Recent Accounting Standards Adopted by the Company

In August 2018, the FASB issued amended guidance to simplify fair value measurement disclosure requirements. The new provisions eliminate the requirements to disclose (1) transfers between Level 1 and Level 2 of the fair value hierarchy, (2) policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy, and (3) net asset value disclosure of estimates of timing of future liquidity events. The FASB also modified disclosure requirements of Level 3 fair value measurements. We adopted this standard effective January 1, 2020 and determined there was no material impact on our consolidated financial statements.

In January 2017, the FASB issued amended authoritative guidance to simplify and reduce the cost and complexity of the goodwill impairment test. The new provisions eliminate step 2 from the goodwill impairment test and shifts the concept of impairment from a measure of loss when comparing the implied fair value of goodwill to its carrying amount to comparing the fair value of a reporting unit with its carrying amount. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment or step 2 of the goodwill impairment test. The new guidance does not amend the optional qualitative assessment of goodwill impairment. We adopted this standard effective January 1, 2020 and determined there was no material impact on our consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. We adopted this standard effective January 1, 2020 and determined there was no material impact on our consolidated financial statements.

Accounting Standards Recently Issued but Not Yet Adopted by the Company

In December 2019, the FASB issued ASU 2019-12 "Simplifying the Accounting for Income Taxes (Topic 740)", as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of ASU 2019-12 on our financial position, results of operations and liquidity.

In February 2020, the FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848)" which provides temporary, optional practical expedients and exceptions to enable a smoother transition to the new reference rates which will replace LIBOR and other reference rates expected to be discontinued. We are currently evaluating the impact of ASU. 2020-04 on our financial position, results of operations and liquidity.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had approximately $5.4 million on our Credit Facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

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
At March 31, 2020, our subsidiaries had $230.0 million outstanding under our revolving credit facility. We have outstanding indebtedness under mortgage loans insured with Department of Housing and Urban Development (HUD) and a promissory note to a third party of $119.7 million.

Our cash and cash equivalents as of March 31, 2020 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of March 31, 2020, we held debt security investments of approximately $47.9 million which were split between AA, A, and BBB rated securities. We believe our debt security investments that were in an unrealized loss position as of March 31, 2020 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date, including the recent developments related to COVID-19, that would indicate any other-than-temporary impairment. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of March 31, 2020 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

U.S. Department of Justice Civil Investigative Demand - On May 31, 2018, we received a Civil Investigative Demand (CID) from the U.S. Department of Justice stating that it is investigating to determine whether there has been a violation of the False Claims Act and/or the Anti-Kickback Statute with respect to the relationships between certain of our independently operated skilled nursing facilities and persons who serve or have served as medical directors, advisory board participants or other potential referral sources. The CID covered the period from October 3, 2013 to the present, and was limited in scope to ten of our Southern California independent operating entities. In October 2018, the Department of Justice made an additional request for information covering the period of January 1, 2011 to the present, relating to the same topic. As a general matter, our independent operating entities maintain policies and procedures to promote compliance with the False Claims Act, the Anti-Kickback Statute, and other applicable regulatory requirements. We have fully cooperated with the U.S. Department of Justice to promptly respond to the requests for information, and have recently been advised that the U.S. Department of Justice has declined to intervene in any subsequent action based on or related to the subject matter of this investigation.

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

The skilled nursing and post-acute care industry is heavily regulated. As such, in the ordinary course of business, we are continuously subject to State and Federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition to being subject to direct regulatory oversight of State and Federal regulatory agencies, the skilled nursing and post-acute care industry is also subject to regulatory requirements which could subject us to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement; authorities could also seek the suspension or exclusion of the provider or individual from participation in their programs. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on our financial position, results of operations, and cash flows.

In addition to the potential lawsuits and claims described above, we are also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payor. A violation may provide the basis for exclusion from Federally-funded healthcare programs. Such exclusions could have a correlative negative impact on our financial performance. Under the qui tam or "whistleblower" provisions of the FCA, a private individual with knowledge of fraud may bring a claim on behalf of the federal government and receive a percentage of the federal government's recovery. Due to these whistleblower incentives, lawsuits have become more frequent. For example, and despite the decision of the United States Department of Justice to decline participation in litigation based on the subject matter of its previously issued Civil Investigative Demand, the qui tam relator may continue on with the lawsuit and pursue claims that the Company has allegedly violated the False Claims Act and/or the Anti-Kickback Statute.

In addition to the Federal False Claims Act, some states, including California, Arizona and Texas, have enacted similar whistleblower and false claims laws and regulations. In addition, the Deficit Reduction Act of 2005 created incentives for states to enact anti-fraud legislation modeled on the Federal False Claims Act. As such, we could face increased scrutiny, potential liability, and legal expenses and costs based on claims under state false claims acts in markets in which our independent operating subsidiaries do business.

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

We and our independent operating subsidiaries have been, and continue to be, subject to claims and legal actions that arise in the ordinary course of business, including potential claims related to patient care and treatment (professional negligence claims) as well as employment related claims. While we have been able to settle these types of claims without a material ongoing adverse effect on our business, a significant increase in the number of these claims, or an increase in the amounts owing should plaintiffs be successful in their prosecution of future claims, could materially adversely affect the Company’s business, financial condition, results of operations and cash flows.
Claims and suits, including class actions, continue to be filed against us and other companies in the post-acute care industry. We and our independent operating entities have been subjected to, and are currently involved in, class action litigation alleging violations (alone or in combination) of State and Federal wage and hour law as related to the alleged failure to pay wages, to timely provide and authorize meal and rest breaks, and other such similar causes of action. We do not believe that the ultimate resolution of these actions will have a material adverse effect on our business, cash flows, financial condition or results of operations.
Medicare Revenue Recoupments — We and our independent operating subsidiaries are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments resulting from reviews conducted via RAC, PSC and MIC (collectively referred to as Reviews). As of March 31, 2020, six of our independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process, both pre- and post-payment. We anticipate that these Reviews will increase in frequency in the future. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to all billings in the same time period. As of March 31, 2020, our independent operating subsidiaries have responded to the requests and the related claims are currently under review, on appeal or in a dispute resolution process.

Item 1A. RISK FACTORS
Risks Related to Our Business and Industry

We face numerous risks related to the recent outbreak of COVID-19, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

The COVID-19 pandemic has spread across the globe and disrupted economies around the world, including the markets in which we operate. The rapid spread of the virus has led to the implementation of various responses, including federal, state and local government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel, and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers. In March, the outbreak has been declared to be a pandemic by the World Health Organization, and the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. Additionally, the Centers for Disease Control and Prevention (CDC) has stated that older adults are at a higher risk for serious illness from the coronavirus. The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, additional or modified government actions, new information which may emerge concerning the severity of the virus and the actions taken to contain the virus or treat its impact, among others.
In response to COVID-19, federal, state and local regulators have both implemented new regulations and waived existing regulations in an effort to promote efficient care delivery to decrease the spread of COVID-19. While the majority of these changes are beneficial by reducing regulatory burdens, these accommodations may also have an adverse effect through increased legal and operational costs related to compliance with changes and monitoring for future changes. Additionally, most of the accommodations are limited in duration to the COVID-19 public health emergency, thus there may be significant operational change requirements on short notice.

To date, regulatory changes have impacted a number of operational areas in our business, including the following: patient privacy and patient rights; use of telehealth; employment, including benefits, leave, credentialing, worker’s compensation, workplace safety; tax rates and deadlines; Medicare and Medicaid conditions of participation and conditions of payment; quality reporting; insurance premiums.

Specific factors from the COVID-19 pandemic that could have an adverse effect on our business, financial condition, liquidity, results of operations and prospects, include:

•significantly reduced occupancy as a result of local government-imposed quarantines, including shelter-in-place mandates, sweeping restrictions on travel, and substantial changes to selected protocol within the healthcare system across the United States, including temporary limitations on certain medical procedures that limited the number of patients visiting the hospital and needing skilled nursing services;

•general decline in all hospital procedures, including temporary cessation of elective procedures at acute-care hospitals to prepare for an increase of COVID-19 cases and critical care life threatening patients affecting lower census;

•increased costs and staffing requirements related to additional protocols implemented in connection with CDC and related isolation procedures;

•departure of nurses and other skilled personnel, such as Certified Nurse Assistants, social workers and speech, physical and occupational therapists due to their own COVID-19-related illness or concern regarding their exposure to illness at our facilities, which could lead to staffing shortages or reliance on less experienced personnel, including in states where standard licensing credentials may be amended or waived to assist with staffing shortages;

•disruptions to supply chains which could negatively impact consistent and reliable delivery of personal protective equipment (PPE), sanitizing supplies, food, pharmaceuticals, utilities and other goods to our affiliated facilities, resulting in our inability to obtain on reasonable terms, or at all, PPE, sanitizing supplies, food, pharmaceuticals, utilities and other goods;

•incurrence of additional expenditures in connection with our response to COVID-19, including additional temporary facilities to separate patients (e.g., house suspected or confirmed COVID-19 patients in one facility and others in different facility), additional equipment or temporary construction, and implementation of new protocols related to isolation procedures;

•increased scrutiny by regulators of infection control and prevention measures, including increased reporting requirements related to suspected and confirmed COVID-19 diagnoses of residents and staff, which may result in fines or other sanctions related to non-compliance;

•new state requirements or pressure from state officials to accept post-discharge patients from hospitals facing overcrowding, which increases the potential spread of COVID-19 within our facilities;

•determination by one or more states in which we operate to not waive state-level regulatory requirements applicable to long-term care facilities commensurate with blanket waivers and flexibilities granted by CMS pursuant to sections 1135 and 1812(f) of the Social Security Act;

•increased risk of litigation and related liabilities arising in connection with patient or staff illness, hospitalization and/or death;

•increased legal and operational costs related to compliance with changes in federal and state laws and regulations;

•potential repayments of relief funds received as changes in federal guidelines are published; and

•negatively impacting our patients' ability or willingness to pay for healthcare services and our third party's ability or willingness to pay rents.

The extent and duration of the impact of the COVID-19 pandemic on our stock price is uncertain, our stock price may be more volatile, and our ability to raise capital could be impaired.
Our revenue could be impacted by federal and state changes to reimbursement and other aspects of Medicare.

We derived 26.4% and 24.8% of our revenue from the Medicare programs for the three months ended March 31, 2020 and 2019, respectively. In addition, many other payors may use published Medicare rates as a basis for reimbursements. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, or if there are delays in Medicare payments, our business and results of operations will be adversely affected.

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

In addition, CMS often changes the rules governing the Medicare program, including those governing reimbursement. Changes to the Medicare program that could adversely affect our business include:
•administrative or legislative changes to base rates or the bases of payment;
•limits on the services or types of providers for which Medicare will provide reimbursement;
•changes in methodology for patient assessment and/or determination of payment levels;
•the reduction or elimination of annual rate increases (See also, Item 1., Government Regulation); or
•an increase in co-payments or deductibles payable by beneficiaries.
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
A significant portion of reimbursement for skilled nursing services comes from Medicaid. In fact, Medicaid is our largest source of revenue, accounting for 44.1% of our revenue for the three months ended March 31, 2020 and 45.6% in the same period in 2019. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. Since a significant portion of our revenue is generated from our skilled nursing operating subsidiaries in California, Texas and Arizona, any budget reductions or delays in these states could adversely affect our net patient service revenue and profitability. Despite present state budget surpluses in many of the states in which we operate, we can expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities, and any such decline could adversely affect our financial condition and results of operations.

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
Additionally, as discussed in greater detail in Item 1.A, under the Government Regulation heading, CMS recently published a proposed rule, titled Medicaid Fiscal Accountability Regulation (MFAR). If the proposed MFAR rule goes into effect, without change, the number of our facilities participating in the UPL program (presently 69 facilities), and/or the amount of reimbursement we receive through the UPL program, could dramatically decrease or even cease. Such would have a significant and adverse effect on our Utah Medicaid revenue, and as a result could have a material and adverse effect on our business, financial condition or results of operations.
Our revenue could be impacted by a shift to value-based reimbursement models, such as PDPM.
As discussed in more detail in Item 1, Government Regulation, CMS implemented a final rule in October 2019 to replace the existing case-mix classification system, RUG-IV, with a new case-mix classification system, PDPM, that focuses more on the clinical condition of the patient and less on the volume of services provided. The following represent examples of potential risks associated with PDPM:
•Transition to a new reimbursement model. There is a short-term risk related to decreased accuracy due to the inherent learning curve associated with the implementation of a new reimbursement system and the corresponding process changes required to ensure that all the clinical conditions affecting the patient are accurately captured. During the initial transition from RUG IV to PDPM, it is possible that providers may not capture all aspects of a patient’s condition, resulting in lower reimbursement under PDPM. However, this risk should subside over time as providers gain experience with the new system.
•Future reimbursement levels. The final rule indicates that payments under PDPM will be budget neutral. CMS has made assumptions in the final rule as to the comparison of payments under RUG-IV to PDPM in fiscal year 2020. This estimate determined that a parity adjustment would be required to increase PDPM payments to bring them equal to what they would have been under RUG-IV payments. This increase, for fiscal year 2020, would achieve budget neutrality. However, the risk to providers is that going forward from fiscal year 2020 a lower parity adjustment could be applied to recapture any exceptional overpayments to providers caused by overestimating the parity adjustment. With the increased focus on therapy utilization under RUGs IV, there is concern as to the accuracy of the parity adjustment and how closely it will reflect the data that will be captured under PDPM where the focus is on the clinical condition of the patient in lieu of resource utilization. In addition, the entire parity adjustment could be removed by CMS and this would cause a drastic reduction in payments.
•Medicare Managed Care Programs and Rates. The introduction of PDPM could pose an indirect risk on existing Medicare Managed Care Plans. For example, many of the Medicare Managed Care Plans have relied upon the existing RUG-IV rates to set their own rates. Medicare Managed Care Plan contracts with providers may even make reference to RUG-IV rates. With the implementation of PDPM, CMS will no longer support the RUG-IV system after fiscal year 2020. This will leave providers to negotiate individual Medicare Managed Care reimbursement rates not based on the traditional Medicare Part A program. The risk is that the Medicare Managed Care Plans could negotiate much lower reimbursement rates and or leave providers without a contract for their Medicare Managed Care patients because the reimbursement rates would be too low to cover the cost of care.

•Impact on Medicaid Reimbursement. Various state Medicaid programs have used data collected using the MDS based on RUG-IV. With the shift to PDPM, some or all of that data will no longer be collected by CMS and made available to the states. In addition, CMS has notified state Medicaid programs that they will no longer support the RUG-IV system after fiscal year 2020 and recommended that states make changes to their Medicaid reimbursement programs to accommodate the upcoming changes. Consequently, there is a risk to providers that states may not have sufficient time to address the changes required to transition to a different Medicaid reimbursement methodology. We may be adversely affected by the rates at which our services are reimbursed by state Medicaid plans.

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
The Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the ACA) included sweeping changes to how healthcare is paid for and furnished in the U.S. Applicable to our business, as discussed in greater detail in Item 1., under Government Regulation, the ACA included the following:
•Imposed new reporting obligations on SNFs, requiring them to (i) disclose information regarding ownership, expenditures and certain other information, and (ii) electronically submit verifiable data on direct care staffing.
•Sought to address potential fraud and abuse in federal healthcare programs by, among other things, (i) implementing screenings and enhanced oversight periods for new providers and suppliers, (ii) providing enhanced penalties for submitting false claims, (iii) providing funding for enhanced anti-fraud activities, and (iv) providing the federal government with expanded authority to suspend payment if a provider is investigated for allegations or issues of fraud.
•Gave authority to United States Department of Health and Human Services (HHS) to establish, test and evaluate alternative payment methodologies for Medicare services, many of which have been developed, focusing on incentives for providers to coordinate patient care across the continuum and to be jointly accountable for an entire episode of care centered around a hospitalization.
•Working to improve the healthcare delivery system through incentives to enhance quality, improve beneficiary outcomes and increase value of care, with one of these key delivery system reforms being the encouragement of ACOs to facilitate coordination and cooperation among providers to improve the quality of care for Medicare beneficiaries and reduce unnecessary costs. Participating ACOs that meet specified quality performance standards are eligible to receive a share of any savings if the actual per capita expenditures of their assigned Medicare beneficiaries are a sufficient percentage below their specified benchmark amount.
•Required HHS to develop a plan to implement a value-based purchasing program for Medicare payments to skilled nursing facilities, including measures and performance standards regarding preventable hospital readmissions. As part of this program, the skilled nursing facility value-based purchasing (SNF VBP) program rewards skilled nursing facilities with incentive payments based on the quality of care they provide to Medicare beneficiaries, as measured by a hospital readmissions measure. CMS withholds 2% of skilled nursing facilities’ fee-for-service Part A Medicare payments to fund the program, referred to as the “withhold.” CMS then redistributes 60% of the withhold to skilled nursing facilities as incentive payments.

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

As a result of our participation in the Medicaid and Medicare programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. We are subject to regulatory reviews relating to Medicare services, billings and potential overpayments resulting from Recovery Audit Contractors, Zone Program Integrity Contractors, Program Safeguard Contractors, Unified Program Integrity Contractors, Supplemental Medical Review Contractors and Medicaid Integrity Contractors programs, (collectively referred to as Reviews), in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare programs. Private pay sources also reserve the right to conduct audits. We believe that billing and reimbursement errors and disagreements are common in our industry. We are regularly engaged in reviews, audits and appeals of our claims for reimbursement due to the subjectivities inherent in the process related to patient diagnosis and care, record keeping, claims processing and other aspects of the patient service and reimbursement processes, and the errors and disagreements those subjectivities can produce. An adverse review, audit or investigation could result in:

•an obligation to refund amounts previously paid to us pursuant to the Medicare or Medicaid programs or from private payors, in amounts that could be material to our business;

•state or federal agencies imposing fines, penalties and other sanctions on us;

•loss of our right to participate in the Medicare or Medicaid programs or one or more private payor networks;

•an increase in private litigation against us; and

•damage to our reputation in various markets.

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

In cases where claim and documentation review by any CMS contractor results in repeated poor performance, an operation can be subjected to protracted oversight. This oversight may include repeat education and re-probe, extended pre-payment review, referral to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement outside of specifically reviewed claims. Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. As of March 31, 2020, we had six operating subsidiaries that had reviews scheduled, on appeal, or in a dispute resolution process, both pre- and post-payment.

Additionally, both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and, in particular, skilled nursing facilities. The focus of these investigations includes, among other things:

•cost reporting and billing practices;

•quality of care;

•financial relationships with referral sources; and

•medical necessity of services provided.

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

We, along with other companies in the healthcare industry, are required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

•licensure and certification;
•adequacy and quality of healthcare services;
•qualifications of healthcare and support personnel;
•quality of medical equipment;
•confidentiality, maintenance and security issues associated with medical records and claims processing;
•relationships with physicians and other referral sources and recipients;
•constraints on protective contractual provisions with patients and third-party payors;
•operating policies and procedures;
•addition of facilities and services; and
•billing for services.

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

As CMS turns its attention to enhancing enforcement of long-term care facilities, as discussed in Item 1, Government Regulation, state survey agencies will have more accountability for their survey and enforcement efforts. As discussed in Item 1, under the heading Government Regulation, from time to time in the ordinary course of business, we receive deficiency reports from state and federal regulatory bodies resulting from such inspections or surveys. The focus of these deficiency reports tends to vary from year to year and state to state. Although most inspection deficiencies are resolved through an agreed-upon plan of corrective action, the reviewing agency typically has the authority to take further action against a licensed or certified facility, which could result in the imposition of fines, imposition of a license to a conditional or provisional status, suspension or revocation of a license, suspension or denial of payment for new admissions, loss of certification as a provider under state or federal healthcare programs, or imposition of other sanctions, including criminal penalties. In the past, we have experienced inspection deficiencies that have resulted in the imposition of a provisional license and could experience these results in the future.

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

Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the three months ended March 31, 2020 and 2019, 70.5% and 70.4% of our revenue was provided by government payors that reimburse us at predetermined rates, respectively. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

If additional reviews result in identification and quantification of additional amounts to be refunded, we will accrue additional liabilities for claim costs and interest, and repay any amounts due in normal course. Furthermore, failure to refund overpayments within required time frames (as described in greater detail above) could result in FCA liability. If future investigations ultimately result in findings of significant billing and reimbursement noncompliance which could require us to record significant additional provisions or remit payments, our business, financial condition and results of operations could be materially and adversely affected and our stock price could decline.

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

During the three months ended March 31, 2020, we expanded our operations through a combination of long-term leases and real estate purchases, with the addition of three stand-alone skilled nursing operations and one stand-alone senior living operation. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our acquisitions, and our business may suffer.

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

It may become more difficult and costly for us to obtain coverage for resident care liabilities and other risks, including property and casualty insurance. For example, the following circumstances may adversely affect our ability to obtain insurance at favorable rates:

•we experience higher-than-expected professional liability, property and casualty, or other types of claims or losses;
•we receive survey deficiencies or citations of higher-than-normal scope or severity;
•we acquire especially troubled operations or facilities that present unattractive risks to current or prospective insurers;
•insurers tighten underwriting standards applicable to us or our industry; or
•insurers or reinsurers are unable or unwilling to insure us or the industry at historical premiums and coverage levels.

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

As of March 31, 2020, we leased 163 of our 225 affiliated facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.

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

We maintain the Credit Facility with a lending consortium arranged by Truist with a revolving line of credit of up to $350.0 million in aggregate principal amount. As of March 31, 2020, our operating subsidiaries had $230.0 million outstanding under our Credit Facility. Nineteen of our subsidiaries are under mortgage loans insured with Department of Housing and Urban Development (HUD) for an aggregate amount of $115.5 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The terms of the mortgage loans range from 25- to 35-years. We also had an outstanding promissory note of approximately $4.2 million as of March 31, 2020 issued in connection with various acquisitions. The term of the note is 12 years. Because these mortgage loans are insured with HUD, our borrower subsidiaries under these loans are subject to HUD oversight and periodic inspections.

In addition, we had $1.7 billion of future operating lease obligations as of March 31, 2020. We intend to continue financing our operating subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

As part of, and subsequent to, the Spin-Off, we lease 31 of our properties to Pennant’s senior living operations. In the future, we might expand our leasing property portfolio to additional Pennant operations or unaffiliated tenants. We have very limited control over the success or failure of our tenants’ and operators’ businesses and, at any time, a tenant or operator may experience a downturn in its business that weakens its financial condition. If that happens, the tenant or operator may fail to make its payments to us when due. Although our lease agreements give us the right to exercise certain remedies in the event of default on the obligations owing to us, we may determine not to do so if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches.

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

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that may enable our Board of Directors to resist a change in control. These provisions may discourage, delay or prevent a change in the ownership of our company or a change in our management, even if doing so might be beneficial to our stockholders. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. Such provisions set forth in our amended and restated certificate of incorporation or our amended and restated bylaws include:

•our Board of Directors is authorized, without prior stockholder approval, to create and issue preferred stock, commonly referred to as “blank check” preferred stock, with rights senior to those of common stock;

•advance notice requirements for stockholders to nominate individuals to serve on our Board of Directors or to submit proposals that can be acted upon at stockholder meetings;

•our Board of Directors is classified so not all members of our board are elected at one time, which may make it more difficult for a person who acquires control of a majority of our outstanding voting stock to replace our directors;

•stockholder action by written consent is limited;

•special meetings of the stockholders are permitted to be called only by the chairman of our Board of Directors, our chief executive officer or by a majority of our Board of Directors;

•stockholders are not permitted to cumulate their votes for the election of directors;

•newly created directorships resulting from an increase in the authorized number of directors or vacancies on our Board of Directors are filled only by majority vote of the remaining directors;

•our Board of Directors is expressly authorized to make, alter or repeal our bylaws; and

•stockholders are permitted to amend our bylaws only upon receiving the affirmative vote of at least a majority of our outstanding common stock.
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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

A summary of the repurchase activity for the three months ended March 31, 2020 is as follows (dollars in millions, except per share amounts):

Period	Total Number of Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs)
March 4 - March 12, 2020 (1)	503,026	$39.73	503,026	$—
March 16 - March 17, 2020 (2)	188,951	$26.43	188,951	$—
(1) These purchases were effectuated through a Rule 10b5-1 trading plan adopted by the Company on March 4, 2020.
(2) These purchases were effectuated through a Rule 10b5-1 trading plan adopted by the Company on March 13, 2020.

As approved by the Board of Directors on March 4, 2020 and March 13, 2020, we entered into two stock repurchase programs pursuant to which we may repurchase up to $20.0 million and $5.0 million, respectively, of our common stock under the programs for a period of approximately 12 months. Under these programs, we are authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. During the three months ended March 31, 2020, we repurchased 0.5 million shares of our common stock for a total of $20.0 million and 0.2 million shares of its common stock for a total of $5.0 million, respectively. These repurchase programs expired upon the repurchase of the full authorized amount under the two plans. The stock repurchases were supported with funds from our ordinary operations and took place prior to the passage of The Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was passed by Congress and signed into law by President Trump on March 27th, 2020. Currently we have no active repurchase plans and do not intend to approve another repurchase plan at this time. As we enter a period of economic uncertainty, we are taking steps to manage our expenses and preserve our cash. We believe our current cash management strategy is appropriate at this time and will consider approving stock repurchase programs in the future after we gain additional visibility into our cash flows and how to best utilize those funds.

Item 3. DEFAULTS UPON SENIOR SECURITIES

        None.

Item 4.  MINE SAFETY DISCLOSURES

        None.

Item 5.   OTHER INFORMATION

        None.

Item 6.  EXHIBITS

EXHIBIT INDEX

Exhibit	Description

3.1	Fifth Amended and Restated Certificate of Incorporation of The Ensign Group, Inc., filed with the Delaware Secretary of State on November 15, 2007 (attached as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33757) filed with the SEC on December 21, 2007)

3.2	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of The Ensign Group, Inc., filed with the Delaware Secretary of State on February 4, 2020 (attached as Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-33757) filed with the SEC on February 5, 2020)

3.3	Amendment to the Amended and Restated Bylaws, dated August 5, 2014 (attached as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-33757) filed with the SEC on August 8, 2014)

3.4	Amended and Restated Bylaws of The Ensign Group, Inc. (attached as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33757) filed with the SEC on December 21, 2007)

3.5	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on November 7, 2013 (attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33757) filed with the SEC on November 7, 2013)

3.6	Certificate of Elimination of Series A Junior Participating Preferred Stock (attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33757) filed with the SEC on June 5, 2014)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ENSIGN GROUP, INC.

May 11, 2020	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer and Executive Vice President (Principal Financial Officer and Duly Authorized Officer)