Form 10-Q
period 2020-06-30
ENSIGN GROUP, INC
filed 2020-08-05
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2020.
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
As of July 31, 2020, 53,770,678 shares of the registrant’s common stock, $0.001 par value, were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

PART I.

Item 1.  FINANCIAL STATEMENTS

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019

	(In thousands, except par values)
Assets
Current assets:
Cash and cash equivalents	$201,738	$59,175
Accounts receivable—less allowance for doubtful accounts of $3,685 and $2,472 at June 30, 2020 and December 31, 2019, respectively	302,061	308,985
Investments—current	16,357	17,754
Prepaid income taxes	—	739
Prepaid expenses and other current assets	27,150	24,428
Total current assets	547,306	411,081
Property and equipment, net	780,439	767,565
Right-of-use assets	1,032,684	1,046,901
Insurance subsidiary deposits and investments	32,499	30,571
Escrow deposits	364	14,050
Deferred tax assets	3,612	4,615
Restricted and other assets	30,712	26,207
Intangible assets, net	3,004	3,382
Goodwill	54,469	54,469
Other indefinite-lived intangibles	3,068	3,068
Total assets	$2,488,157	$2,361,909
Liabilities and equity
Current liabilities:
Accounts payable	$42,694	$44,973
Accrued wages and related liabilities	155,013	151,009
Lease liabilities—current	46,983	44,964
Accrued self-insurance liabilities—current	29,493	29,252
CARES Act Provider Relief Fund and advance payments liabilities (Note 3)	207,642	—
Other accrued liabilities	95,921	70,273
Current maturities of long-term debt	3,292	2,702
Total current liabilities	581,038	343,173
Long-term debt—less current maturities	143,893	325,217
Long-term lease liabilities—less current portion	958,249	973,983
Accrued self-insurance liabilities—less current portion	61,324	58,114
Other long-term liabilities (Note 3)	25,877	5,278
Total liabilities	1,770,381	1,705,765

Commitments and contingencies (Notes 16, 18 and 19)
Equity
Ensign Group, Inc. stockholders' equity:
Common stock: 0.001 par value; 100,000 shares authorized; 56,543 and 53,755 shares issued and outstanding at June 30, 2020, respectively, and 56,176 and 53,487 shares issued and outstanding at December 31, 2019, respectively (Note 20)	57	56
Additional paid-in capital	319,770	307,914
Retained earnings	467,219	391,523
Common stock in treasury, at cost, 2,788 and 2,079 shares at June 30, 2020 and December 31, 2019, respectively (Note 20)	(71,049)	(45,296)
Total Ensign Group, Inc. stockholders' equity	715,997	654,197
Non-controlling interest	1,779	1,947
Total equity	717,776	656,144
Total liabilities and equity	$2,488,157	$2,361,909
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In thousands, except per share data)
Revenue	$584,699	$492,916	$1,174,312	$964,224
Expense:
Cost of services	451,749	394,741	906,270	766,730
Rent—cost of services	32,484	31,222	64,814	61,403
General and administrative expense	31,427	25,848	63,676	53,108
Depreciation and amortization	13,605	12,366	27,325	24,295
Total expenses	529,265	464,177	1,062,085	905,536
Income from operations	55,434	28,739	112,227	58,688
Other income (expense):
Interest expense	(2,293)	(3,941)	(5,958)	(7,613)
Interest and other income	1,082	562	1,780	1,125
Other expense, net	(1,211)	(3,379)	(4,178)	(6,488)
Income before provision for income taxes	54,223	25,360	108,049	52,200
Provision for income taxes	13,535	4,576	26,159	9,851
Net income from continuing operations	40,688	20,784	81,890	42,349
Net income from discontinued operations, net of tax (Note 4)	—	8,141	—	14,183
Net income	40,688	28,925	81,890	56,532
Less:
Net income attributable to noncontrolling interests in continuing operations	440	116	793	201
Net income attributable to noncontrolling interests in discontinued operations (Note 4)	—	200	—	350
Net income attributable to noncontrolling interests	440	316	793	551
Net income attributable to The Ensign Group, Inc.	$40,248	$28,609	$81,097	$55,981

Amounts attributable to The Ensign Group, Inc.:
Income from continuing operations attributable to The Ensign Group, Inc.	$40,248	$20,668	$81,097	$42,148
Income from discontinued operations, net of income tax (Note 4)	—	7,941	—	13,833
Net income attributable to The Ensign Group, Inc.	$40,248	$28,609	$81,097	$55,981
Net income per share attributable to The Ensign Group, Inc.:
Basic:
Continuing operations	$0.76	$0.39	$1.52	$0.79
Discontinued operations	—	0.15	—	0.26
Basic income per share attributable to The Ensign Group, Inc.	$0.76	$0.54	$1.52	$1.05
Diluted:
Continuing operations	$0.73	$0.37	$1.46	$0.75
Discontinued operations	—	0.14	—	0.25
Diluted income per share attributable to The Ensign Group, Inc.	$0.73	$0.51	$1.46	$1.00
Weighted average common shares outstanding:
Basic	53,094	53,408	53,285	53,246
Diluted	55,181	56,078	55,489	55,896
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
Balance - January 1, 2020	53,487	$56	$307,914	$391,523	2,079	$(45,296)	$1,947	$656,144
Issuance of common stock to employees and directors resulting from the exercise of stock options	148	—	1,552	—	—	—	—	1,552
Issuance of restricted stock	723	1	3,085	—	—	—	—	3,086
Dividends declared ($0.0500 per share)	—	—	—	(2,683)	—	—	—	(2,683)
Employee stock award compensation	—	—	3,235	—	—	—	—	3,235
Repurchase of common stock (Note 20)	(692)	—	—	—	692	(25,000)	—	(25,000)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	352	352
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(720)	(720)
Net income attributable to the Ensign Group, Inc.	—	—	—	40,849	—	—	—	40,849
Balance - March 31, 2020	53,666	$57	$315,786	$429,689	2,771	$(70,296)	$1,579	$676,815
Issuance of common stock to employees and directors resulting from the exercise of stock options	31	—	456	—	—	—	—	456
Issuance of restricted stock	75	—	—	—	—	—	—	—
Shares of common stock used to satisfy tax withholding obligations	(17)	—	—	—	17	(753)	—	(753)
Dividends declared ($0.0500 per share)	—	—	—	(2,718)	—	—	—	(2,718)
Employee stock award compensation	—	—	3,528	—	—	—	—	3,528
Net income attributable to noncontrolling interest	—	—	—	—	—	—	440	440
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(240)	(240)
Net income attributable to the Ensign Group, Inc.	—	—	—	40,248	—	—	—	40,248
Balance - June 30, 2020	53,755	$57	$319,770	$467,219	2,788	$(71,049)	$1,779	$717,776

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total

Balance - January 1, 2019	52,584	$55	$284,384	$344,901	1,932	$(38,405)	$11,405	$602,340
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	371	—	5,616	—	—	—	—	5,616
Dividends declared ($0.0475 per share)	—	—	—	(2,543)	—	—	—	(2,543)
Employee stock award compensation	—	—	2,612	—	—	—	—	2,612
Noncontrolling interest attributable to subsidiary equity plan (Note 17)	—	—	—	(317)	—	—	658	341
Cumulative effect of accounting change, net of tax	—	—	—	9,030	—	—	—	9,030
Net income attributable to noncontrolling interest	—	—	—	—	—	—	235	235
Net income attributable to the Ensign Group, Inc.	—	—	—	27,372	—	—	—	27,372
Balance - March 31, 2019	52,955	$55	$292,612	$378,443	1,932	$(38,405)	$12,298	$645,003
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	326	—	3,213	—	—	—	—	3,213
Shares of common stock used to satisfy tax withholding obligations	(9)	—	—	—	9	(485)	—	(485)
Dividends declared ($0.0475 per share)	—	—	—	(2,559)	—	—	—	(2,559)
Employee stock award compensation	—	—	3,066	—	—	—	—	3,066
Noncontrolling interest attributable to subsidiary equity plan (Note 17)	—	—	—	(2,497)	—	—	2,733	236
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(92)	(92)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	316	316
Net income attributable to the Ensign Group, Inc.	—	—	—	28,609	—	—	—	28,609
Balance - June 30, 2019	53,272	$55	$298,891	$401,996	1,941	$(38,890)	$15,255	$677,307

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$81,890	$56,532
Net income from discontinued operations, net of tax	—	(14,183)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,325	24,295
Amortization of deferred financing fees	420	583
Non-cash leasing arrangement (Note 18)	236	(849)
Deferred income taxes	1,003	—
Provision for doubtful accounts	1,559	694
Stock-based compensation	6,763	5,385
Cash received from insurance proceeds related to replacement properties and business interruptions	108	638
Change in operating assets and liabilities
Accounts receivable	5,365	(18,998)
Prepaid income taxes	739	343
Prepaid expenses and other assets	(7,745)	2,576
Operating lease obligations	(378)	(6,378)
Accounts payable	(680)	194
Accrued wages and related liabilities	7,092	(27)
Income taxes payable	22,459	—
Other accrued liabilities	3,175	(3,703)
Accrued self-insurance liabilities	4,208	3,717
Other long-term liabilities	20,599	2,006
Net cash provided by continuing operating activities	174,138	52,825
Net cash provided by discontinued operating activities (Note 4)	—	14,233
Net cash provided by operating activities	174,138	67,058
Cash flows from investing activities:
Purchase of property and equipment	(27,070)	(32,099)
Cash payments for business acquisitions (Note 9)	—	(6,504)
Cash payments for asset acquisitions (Note 9)	(14,054)	(43,155)
Escrow deposits	(364)	—
Escrow deposits used to fund acquisitions	14,050	7,271
Cash proceeds from the sale of assets and insurance proceeds	239	2,575
Purchases of investments	(5,984)	(8,169)
Maturities of investments	5,452	6,088
Other restricted assets	(595)	(458)
Net cash used in continuing investing activities	(28,326)	(74,451)
Net cash used in discontinued investing activities (Note 4)	—	(18,585)
Net cash used in investing activities	(28,326)	(93,036)
Cash flows from financing activities:
Proceeds from revolving credit facility and other debt (Note 16)	380,600	535,000
Payments on revolving credit facility and other debt (Note 16)	(561,398)	(500,965)
Issuance of common stock upon exercise of options	2,008	5,547
Repurchase of shares of common stock to satisfy tax withholding obligations	(753)	(485)
Repurchase of shares of common stock (Note 20)	(25,000)	—
Dividends paid	(5,388)	(5,068)
Non-controlling interest distribution	(960)	(92)
CARES Act Provider Relief Funds	108,756	—
Proceeds from Medicare Advance Payment Program (Note 3)	98,886	—
Net cash (used in)/provided by continuing financing activities	(3,249)	33,937
Net cash (used in)/provided by financing activities	(3,249)	33,937
Net increase in cash, cash equivalents, and restricted cash	142,563	7,959
Cash and cash equivalents beginning of period, including cash of discontinued operations	59,175	31,083
Cash and cash equivalents end of period, including cash of discontinued operations	201,738	39,042
Less cash of discontinued operations at end of period	—	43
Cash and cash equivalents end of period	$201,738	$38,999
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Six Months Ended June 30,
(In thousands)	2020	2019
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,917	$7,500
Income taxes	$1,935	$12,375
Lease liabilities	$65,109	$73,748
Non-cash financing and investing activity:
Accrued capital expenditures	$2,500	$3,600
Accrued dividends declared	$2,718	$2,559
Right-of-use assets obtained in exchange for new operating lease obligations	$8,370	$47,748

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, shares and options in thousands, except per share data)
1. DESCRIPTION OF BUSINESS
The Company - The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company, through its operating subsidiaries, is a provider of health care services across the post-acute care continuum. As of June 30, 2020, the Company operated 225 facilities and other ancillary operations located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Massachusetts, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. The Company's operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, senior living and other ancillary services. The Company's operating subsidiaries have a collective capacity of approximately 22,900 operational skilled nursing beds and 2,100 senior living units. As of June 30, 2020, the Company operated 163 facilities under long-term lease arrangements, and had options to purchase 11 of those 163 facilities. The Company owned an additional 92 real estate properties, which included 62 operations the Company operated and managed, real estate properties of 31 senior living operations that were leased to The Pennant Group, Inc. as part of the Spin-Off (defined below), and the Service Center location. Of those 31 senior living operations, two are located on the same real estate properties as the skilled nursing facilities.
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

As a result of the Spin-Off, the condensed consolidated financial statements reflect the Spin-Off operations, assets and liabilities, and cash flows as discontinued operations for 2019 periods presented. Unless otherwise noted, amounts in the Notes to the Condensed Consolidated Financial Statements exclude amounts attributable to discontinued operations. Refer to Note 4, Spin-Off of Subsidiaries, for additional information regarding discontinued operations.

Other Information — The accompanying condensed consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 (collectively, the Interim Financial Statements) are unaudited. Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2019 which are included in the Company’s Annual Report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

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
The condensed consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest. Additionally, the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities, entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's relationship with variable interest entities was not material during the three and six months ended June 30, 2020 and 2019.
During the first quarter of 2019, the Company completed the sale of one of its senior living operations for a sale price of $1,838. The sale transaction did not meet the criteria of discontinued operations as it did not represent a strategic shift that had, or will have, a major effect on the Company's operations and financial results.
Estimates and Assumptions — The preparation of Interim Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Interim Financial Statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Company’s Interim Financial Statements relate to revenue, acquired property and equipment, intangible assets and goodwill, right-of-use-assets, impairment of long-lived assets, lease liabilities, general and professional liability, workers' compensation and healthcare claims included in accrued self-insurance liabilities, and income taxes. Actual results could differ from those estimates.

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

Revenue Recognition — The Company recognizes revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606). See Note 5, Revenue and Accounts Receivable.
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

Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and determined there was no impairment during the three and six months ended June 30, 2020 and 2019.

Leases and Leasehold Improvements - The Company leases skilled nursing facilities, senior living facilities and commercial office space. On January 1, 2019, the Company adopted Accounting Standards Codification Topic 842, Leases (ASC 842), electing the transition method that allows it to apply the standard as of the adoption date and record a cumulative adjustment in retained earnings. The Company determines if an arrangement is a lease at the inception of each lease. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating or finance lease. As of June 30, 2020, the Company does not have any leases that are classified as finance leases. Operating leases are included in right-of-use assets, current lease liabilities and long-term lease liabilities on the Company's condensed consolidated balance sheet. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of future lease payments. The Company utilized a third-party valuation specialist to assist in estimating the incremental borrowing rate.

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
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual test for impairment during the fourth quarter of each year. The Company did not identify any goodwill or intangible asset impairment during the three and six months ended June 30, 2020 and 2019.
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

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s policy is to accrue amounts equal to the actuarial estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued general liability and professional malpractice liabilities on an undiscounted basis, net of anticipated insurance recoveries, were $52,528 and $46,984 as of June 30, 2020 and December 31, 2019, respectively.
 The Company’s operating subsidiaries are self-insured for workers’ compensation in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual specific excess insurance coverage that insures individual claims that exceed $500 per occurrence. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 per occurrence. The Company’s operating subsidiaries in all other states, with the exception of Washington, are under a loss sensitive plan that insures individual claims that exceed $350 per occurrence. In Washington, the operating subsidiaries' coverage is financed through premiums paid by the employers and employees. The claims and benefit payments are managed through a state insurance pool. Outside of California, Texas and Washington, the Company has purchased insurance coverage that insures individual claims that exceed $350 per accident. In all states except Washington, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $24,424 and $25,419 as of June 30, 2020 and December 31, 2019, respectively.
In addition, the Company has recorded an asset and equal liability of $7,242 and $7,999 at June 30, 2020 and December 31, 2019, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis.
The Company self-funds medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $300 for each covered person with an additional one-time aggregate individual stop loss deductible of $75. The Company's policy does not include the additional one-time aggregate individual stop loss deductible of $75. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $6,623 and $6,964 as of June 30, 2020 and December 31, 2019, respectively.
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

Recent Accounting Standards Adopted by the Company

In August 2018, the FASB issued amended guidance to simplify fair value measurement disclosure requirements. The new provisions eliminate the requirements to disclose (1) transfers between Level 1 and Level 2 of the fair value hierarchy, (2) policies related to valuation processes and the timing of transfers between levels of the fair value hierarchy, and (3) net asset value disclosure of estimates of timing of future liquidity events. The FASB also modified disclosure requirements of Level 3 fair value measurements. The Company adopted this standard effective January 1, 2020 and determined there was no material impact on the Company's condensed consolidated financial statements.

In January 2017, the FASB issued amended authoritative guidance to simplify and reduce the cost and complexity of the goodwill impairment test. The new provisions eliminate step 2 from the goodwill impairment test and shifts the concept of impairment from a measure of loss when comparing the implied fair value of goodwill to its carrying amount to comparing the fair value of a reporting unit with its carrying amount. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment or step 2 of the goodwill impairment test. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The Company adopted this standard effective January 1, 2020 and determined there was no material impact on the Company's condensed consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The Company adopted this standard effective January 1, 2020 and determined there was no material impact on the Company's condensed consolidated financial statements.

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

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2020, the FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848)" which provides temporary, optional practical expedients and exceptions to enable a smoother transition to the new reference rates which will replace LIBOR and other reference rates expected to be discontinued. Adoption of the provisions of ASU 2020-04 is optional. The amendments are effective for all entities from the beginning of the interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact of ASU. 2020-04 on its financial position, results of operations and liquidity.

3. COVID-19 UPDATE

The outbreak of the 2019 coronavirus disease (COVID-19), which was declared a global pandemic by the World Health Organization (WHO) on March 11, 2020, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread, continues to spread and impact healthcare operations across the United States, including the markets in which the Company operates. The Centers for Disease Control and Prevention (CDC) has stated that older adults are at a higher risk for serious illness from the coronavirus. As the COVID-19 pandemic continues, the impact on the Company's financial and operational results remain subject to change. The Company continues to monitor the impacts of the pandemic on its operations and financial condition.

In response to the COVID-19 pandemic, Congress passed the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the CARES Act), signed into law on March 27, 2020, which authorized the cash distribution of relief funds to healthcare providers. On April 10, 2020, the Company began to receive CARES Act provider relief fund payments (Provider Relief Fund) from the U.S. Department of Health and Human Services (HHS). As of June 30, 2020, the Company's affiliated operations have directly or indirectly received in the aggregate approximately $108,756 in Provider Relief Funds. In June 2020, the Company started to repay the Provider Relief Funds received and has subsequently returned the all of the funds received to an agent of HHS. As of June 30, 2020, the Company recorded the Provider Relief Funds as a short-term liability on the condensed consolidated balance sheet.

Additionally, the Company applied for and received $98,886 through the Medicare Accelerated and Advance Payment Program under the CARES Act. The purpose of the program is to assist in providing needed liquidity to care delivery providers. These funds are currently required to be repaid starting 120 days after the receipt of the cash. Any unpaid funds will begin accruing interest after the 120 day period. The Company has paid a portion of the funds back in July 2020 and, as of June 30, 2020, has classified the cash receipts as a short-term liability.

On March 18, 2020, the President signed into law The Family First Coronavirus Response Act, which provided a temporary 6.2% increase to the Federal Medical Assistance Percent (FMAP) effective January 1, 2020. The law permits states to retroactively change their state's Medicaid program rates effective as of January 1, 2020. The law provides discretion to each state and specifies that the funds are to be used to reimburse the recipient for healthcare related expenses that are attributable to COVID-19 associated with providing patient care. As of June 30, 2020, eight of the fourteen states in which the Company operates have approved a state-specific FMAP Medicaid program. Revenues from these additional payments are recognized in accordance with ASC 606, subject to variable consideration constraints. In certain operations where the Company received additional payments that exceeded expenses incurred related to COVID-19, the Company characterized such payments as variable revenue that required additional consideration and accordingly, the amount of FMAP-related revenue recognized is limited to the actual COVID-19 related expenses incurred. For the three months ended June 30, 2020, the Company received $14,388 in billable FMAP payments, of which, $12,404 was recognized as revenue. For the six months ended June 30, 2020, the Company received $15,118 in billable FMAP payments, of which, $13,134 was recognized as revenue.

The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due by December 31, 2021 with the remaining 50% due by December 31, 2022. The Company recorded $16,434 of deferred payment of social security taxes as a long-term liability, which is included in Other Long-Term Liabilities in the condensed consolidated balance sheets as of June 30, 2020.

The U.S. Treasury Department and Internal Revenue Service also allows corporate taxpayers to defer their estimated federal income taxes for the first and second quarters of 2020. Total income tax payable as of June 30, 2020 of $22,459 is included in Other Accrued Liabilities in the condensed consolidated balance sheets. The Company subsequently paid the payable in July 2020.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. SPIN-OFF OF SUBSIDIARIES

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

Ensign and Pennant entered into several agreements in connection with the Spin-Off, including a transition services agreement (TSA), separation and distribution agreement, tax matters agreement and an employee matters agreement. Pursuant to the TSA, Ensign, Pennant and their respective subsidiaries are providing various services to each other on an interim, transitional basis. Services being provided by Ensign include, among others, certain finance, information technology, human resources, employee benefits and other administrative services. The TSA will terminate on or before September 30, 2021. Billings by Ensign under the TSA were not material during the three and six months ended June 30, 2020.

Immediately after the Spin-Off, Ensign no longer consolidated the results of Pennant operations into its financial results. Pennant's operating results and cash flows for the three and six months ended June 30, 2019 presented have been classified as discontinued operations within the Condensed Consolidated Financial Statements.

The following table presents the financial results of Pennant for the indicated period and does not include corporate overhead allocations:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

	(In thousands)
Revenue	$82,734	$160,641
Expense:
Cost of services	62,258	120,272
Rent—cost of services	5,839	11,443
General and administrative expense	4,712	10,477
Depreciation and amortization	818	1,487
Total expenses	73,627	143,679
Income from discontinued operations	9,107	16,962
Interest income	10	22
Provision for income taxes	976	2,801
Income from discontinued operations, net of tax	8,141	14,183

Net income attributable to discontinued noncontrolling interests	200	350
Net income attributable to The Ensign Group, Inc.	$7,941	$13,833

The Company incurred transaction costs of $9,119 related to the Spin-Off since commencing in 2018, of which $1,658 and $4,648 is reflected in the Company's condensed consolidated statement of operations as discontinued operations for the three and six months ended June 30, 2019, respectively. Transaction costs primarily consist of third-party advisory, consulting, legal and professional services, as well as other items that are incremental and one-time in nature that are related to the separation.

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

Revenue from the Medicare and Medicaid programs accounted for 74.8% and 72.7% for the three and six months ended June 30, 2020, respectively and 70.3% for both the three and six months ended June 30, 2019. Settlements with Medicare and Medicaid payors for retroactive adjustments due to audits and reviews are considered variable consideration and are included in the determination of the estimated transaction price. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity. Consistent with healthcare industry practices, any changes to these revenue estimates are recorded in the period the change or adjustment becomes known based on the final settlement. The Company recorded adjustments to revenue which were not material to the Company's consolidated revenue or Interim Financial Statements for the three and six months ended June 30, 2020 and 2019.
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
Revenue for the three and six months ended June 30, 2020 and 2019 is summarized in the following tables:

	Three Months Ended June 30,
	2020		2019
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$226,118	38.7%	$195,778	39.7%
Medicare	175,044	29.9	118,807	24.1
Medicaid — skilled	36,385	6.2	31,792	6.5
Total Medicaid and Medicare	437,547	74.8	346,377	70.3
Managed care	82,316	14.1	86,491	17.5
Private and other(1)	64,836	11.1	60,048	12.2
Revenue	$584,699	100.0%	$492,916	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the three months ended June 30, 2020 and 2019. During the three months ended June 30, 2020 and 2019, private and other payors includes $3,927 and $668 of rental income, respectively.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30,
	2020		2019
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$450,314	38.3%	$380,277	39.4%
Medicare	330,628	28.2	235,508	24.4
Medicaid — skilled	72,394	6.2	62,243	6.5
Total Medicaid and Medicare	853,336	72.7	678,028	70.3
Managed care	184,345	15.7	169,663	17.6
Private and other(1)	136,631	11.6	116,533	12.1
Revenue	$1,174,312	100.0%	$964,224	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the six months ended June 30, 2020 and 2019. During the six months ended June 30, 2020 and 2019, private and other payors includes $8,230 and $1,425 of rental income, respectively

Balance Sheet Impact
Included in the Company’s condensed consolidated balance sheets are contract assets, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company had no material contract liabilities as of June 30, 2020 and December 31, 2019, or activity during the three and six months ended June 30, 2020 and 2019.
Accounts receivable as of June 30, 2020 and December 31, 2019, is summarized in the following table:

	June 30, 2020	December 31, 2019
Medicaid	$117,451	$125,443
Managed care	57,906	70,015
Medicare	66,017	53,163
Private and other payors	64,372	62,836
	305,746	311,457
Less: allowance for doubtful accounts	(3,685)	(2,472)
Accounts receivable, net	$302,061	$308,985

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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income from continuing operations	$40,688	$20,784	$81,890	$42,349
Less: net income attributable to noncontrolling interests in continuing operations	440	116	793	201
Net income from continuing operations attributable to The Ensign Group, Inc.	40,248	20,668	81,097	42,148
Net income from discontinued operations, net of tax	—	8,141	—	14,183
Less: net income attributable to noncontrolling interests in discontinued operations	—	200	—	350
Net income from discontinued operations, net of tax	—	7,941	—	13,833
Net income attributable to The Ensign Group, Inc.	$40,248	$28,609	$81,097	$55,981

Denominator:
Weighted average shares outstanding for basic net income per share	53,094	53,408	53,285	53,246
Basic net income per common share:
Income from continuing operations	$0.76	$0.39	$1.52	$0.79
Income from discontinued operations	—	0.15	—	0.26
Net income attributable to The Ensign Group, Inc.	$0.76	$0.54	$1.52	$1.05

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income from continuing operations	$40,688	$20,784	$81,890	$42,349
Less: net income attributable to noncontrolling interests in continuing operations	440	116	793	201
Net income from continuing operations attributable to The Ensign Group, Inc.	40,248	20,668	81,097	42,148
Net income from discontinued operations, net of tax	—	8,141	—	14,183
Less: net income attributable to noncontrolling interests in discontinued operations	—	200	—	350
Net income from discontinued operations, net of tax	—	7,941	—	13,833
Net income attributable to The Ensign Group, Inc.	$40,248	$28,609	$81,097	$55,981

Denominator:
Weighted average common shares outstanding	53,094	53,408	53,285	53,246
Plus: incremental shares from assumed conversion (1)	2,087	2,670	2,204	2,650
Adjusted weighted average common shares outstanding	55,181	56,078	55,489	55,896
Diluted net income per common share:
Income from continuing operations	$0.73	$0.37	$1.46	$0.75
Income from discontinued operations	—	0.14	—	0.25
Net income attributable to The Ensign Group, Inc.	$0.73	$0.51	$1.46	$1.00
(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 1,199 and 852 for the three and six months ended June 30, 2020, respectively and 173 and 322 for the three and six months ended June 30, 2019, respectively.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. FAIR VALUE MEASUREMENTS
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

The fair value of cash and cash equivalents of $201,738 and $59,175 as of June 30, 2020 and December 31, 2019, respectively, is derived using Level 1 inputs. The Company's other financial assets include contracts insuring the lives of certain employees who are eligible to participate in non-qualified deferred compensation plans which are held in a rabbi trust. The cash surrender value of these contracts is based on performance measurement funds that shadow the deferral investment allocations made by participants in the deferred compensation plan. As of June 30, 2020, the fair value of the pooled investment funds of $4,610 is derived using Level 2 inputs.

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

Debt Security Investments - Held to Maturity

At June 30, 2020 and December 31, 2019, the Company had approximately $48,856 and $48,325, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value based on Level 1 inputs. The Company has the intent and ability to hold these debt securities to maturity. Further, as of June 30, 2020, the debt security investments were held in AA, A and BBB rated debt securities. The Company believes its debt security investments that were in an unrealized loss position as of June 30, 2020 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date, including the recent developments related to Coronavirus (COVID-19), that would indicate any other-than-temporary impairment.

8. BUSINESS SEGMENTS

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

As of June 30, 2020, transitional and skilled services included 193 wholly-owned affiliated skilled nursing operations and 23 campuses that provide skilled nursing and rehabilitative care services and senior living services. Included in the "all other" category are ancillary services the Company provided through ancillary operations and room and board and social services through nine wholly-owned affiliated senior living operations and 23 campuses. The Company evaluates performance and allocates capital resources to its operations based on an operating model that is designed to maximize the quality of care provided and profitability. General and administrative expenses are not allocated to the Company's reportable segment for purposes of determining segment profit or loss, and are included in the "all other" category in the selected segment financial data that follows. The accounting policies of the reporting segment are the same as those described in Note 2, Summary of Significant Accounting Policies. The Company's CODM does not review assets by segment in his resource allocation and therefore assets by segment are not disclosed below.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment revenues by major payor source were as follows:

	Three Months Ended June 30, 2020
	Transitional and Skilled Services	All Other		Total Revenue	Revenue %
Medicaid	$222,924	$3,194	(1)	$226,118	38.7%
Medicare	175,044	—		175,044	29.9
Medicaid-skilled	36,385	—		36,385	6.2
Subtotal	434,353	3,194		437,547	74.8
Managed care	82,316	—		82,316	14.1
Private and other	40,110	24,726	(2)	64,836	11.1
Total revenue	$556,779	$27,920		$584,699	100.0%
(1) Medicaid payor includes revenue generated from senior living operations for the three months ended June 30, 2020.
(2) Private and other payors also includes revenue from rental income, senior living operations and all payors generated in other ancillary services for the three months ended June 30, 2020.

	Three Months Ended June 30, 2019
	Transitional and Skilled Services	All Other		Total Revenue	Revenue %
Medicaid	$192,545	$3,233	(1)	$195,778	39.7%
Medicare	118,807	—		118,807	24.1
Medicaid-skilled	31,792	—		31,792	6.5
Subtotal	343,144	3,233		346,377	70.3
Managed care	86,491	—		86,491	17.5
Private and other	39,603	20,445	(2)	60,048	12.2
Total revenue	$469,238	$23,678		$492,916	100.0%
(1) Medicaid payor includes revenue generated from senior living operations for the three months ended June 30, 2019.
(2) Private and other payors also includes revenue from rental income, senior living operations and all payors generated in other ancillary services for the three months ended June 30, 2019.

	Six Months Ended June 30, 2020
	Transitional and Skilled Services	All Other		Total Revenue	Revenue %
Medicaid	$443,893	$6,421	(1)	$450,314	38.3%
Medicare	330,628	—		330,628	28.2
Medicaid-skilled	72,394	—		72,394	6.2
Subtotal	846,915	6,421		853,336	72.7
Managed care	184,345	—		184,345	15.7
Private and other	83,924	52,707	(2)	136,631	11.6
Total revenue	$1,115,184	$59,128		$1,174,312	100.0%
(1) Medicaid payor includes revenue generated from senior living operations for the six months ended June 30, 2020.
(2) Private and other payors also includes revenue from rental income, senior living operations and all payors generated in other ancillary services for the six months ended June 30, 2020.

	Six Months Ended June 30, 2019
	Transitional and Skilled Services	All Other		Total Revenue	Revenue %
Medicaid	$373,839	$6,438	(1)	$380,277	39.4%
Medicare	235,508	—		235,508	24.4
Medicaid-skilled	62,243	—		62,243	6.5
Subtotal	671,590	6,438		678,028	70.3
Managed care	169,663	—		169,663	17.6
Private and other	77,243	39,290	(2)	116,533	12.1
Total revenue	$918,496	$45,728		$964,224	100.0%
(1) Medicaid payor includes revenue generated from senior living operations for the six months ended June 30, 2019.
(2) Private and other payors also includes revenue from rental income, senior living operations and all payors generated in other ancillary services for the six months ended June 30, 2019.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth selected financial data consolidated by business segment:

	Three Months Ended June 30, 2020
	Transitional and Skilled Services	All Other(1)	Total
Revenue	$556,779	$27,920	$584,699
Segment income (loss)	84,904	(29,470)	55,434
Interest expense, net of interest and other income			(1,211)
Income before provision for income taxes			$54,223
Depreciation and amortization	$10,197	$3,408	$13,605

(1) General and administrative expense are included in the "all other" category.

	Three Months Ended June 30, 2019
	Transitional and Skilled Services	All Other(1)	Total
Revenue	$469,238	$23,678	$492,916
Segment income (loss)	56,652	(27,913)	28,739
Interest expense, net of interest and other income			(3,379)
Income before provision for income taxes			$25,360
Depreciation and amortization	$8,938	$3,428	$12,366

(1) General and administrative expense is included in the "all other" category.

	Six Months Ended June 30, 2020
	Transitional and Skilled Services	All Other(1)	Total
Revenue	$1,115,184	$59,128	$1,174,312
Segment income (loss)	172,082	(59,855)	112,227
Interest expense, net of interest and other income			(4,178)
Income before provision for income taxes			$108,049
Depreciation and amortization	$20,457	$6,868	$27,325

(1) General and administrative expense are included in the "all other" category.

	Six Months Ended June 30, 2019
	Transitional and Skilled Services	All Other(1)	Total
Revenue	$918,496	$45,728	$964,224
Segment income (loss)	115,416	(56,728)	58,688
Interest expense, net of interest and other income			(6,488)
Income before provision for income taxes			$52,200
Depreciation and amortization	$17,552	$6,743	$24,295

(1) General and administrative expense is included in the "all other" category

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. ACQUISITIONS
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
2020 Acquisitions
During the six months ended June 30, 2020, the Company expanded its operations through a combination of long-term leases and real estate purchases, with the addition of three stand-alone skilled nursing operations and one stand-alone independent living operation. The addition of these operations added a total of 247 operational skilled nursing beds and 162 operational senior living units to be operated by the Company's affiliated operating subsidiaries. The aggregate purchase price for these acquisitions during the six months ended June 30, 2020 was $14,054.
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
Subsequent to June 30, 2020, the Company expanded its operations through the acquisition of one campus operation for a purchase price of approximately $8 million, which added 62 operational skilled nursing beds and 162 operational senior living units to be operated by its operating subsidiary.
2019 Acquisitions
During the six months ended June 30, 2019, the Company expanded its operations through a combination of long-term leases and real estate purchases, with the addition of seven stand-alone skilled nursing operations, one stand-alone senior living operation and three campus operations. For the acquisitions made through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The addition of these operations added a total of 1,088 operational skilled nursing beds and 312 operational senior living units to be operated by the Company's affiliated operating subsidiaries. The Company also invested in new ancillary services that are complementary to its existing businesses. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction. The aggregate purchase price for these acquisitions during the six months ended June 30, 2019 was $50,583.
The fair value of assets for the eleven acquisitions was concentrated in property and equipment and as such, these transactions were classified as asset acquisitions. The purchase price for the eleven asset acquisitions was $43,155. The fair value of assets for the one acquisition was concentrated in goodwill and as such, the transaction was classified as a business combination in accordance with ASC 805. The purchase price for the business combination was $7,428. The Company also entered into a note payable with the seller of $924, which was subsequently paid off in the second quarter of 2019 and included as payments of debt in the condensed consolidated statement of cash flow.
In connection with the Spin-Off, the Company transferred the assets of two home health agencies, four hospice agencies, two home care agencies and the operations of one stand-alone senior living that were purchased for an aggregate price of $14,779.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return. The operating subsidiaries acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operating subsidiaries, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operating subsidiaries. The businesses acquired during the six months ended June 30, 2020 were not material acquisitions to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These acquisitions have been included in the June 30, 2020 condensed consolidated balance sheets of the Company, and the operating results have been included in the condensed consolidated statements of operations of the Company since the dates the Company gained effective control.
The table below presents the allocation of the purchase price for the operations acquired during the six months ended June 30, 2020 and 2019, excluding assets that were contributed to Pennant that occurred during the Spin-Off.

	Six Months Ended June 30,
	2020	2019
Land	$4,080	$7,660
Building and improvements	9,669	33,900
Equipment, furniture, and fixtures	236	2,758
Assembled occupancy	69	224
Definite-lived intangible assets	—	440
Goodwill	—	5,431
Other indefinite-lived intangible assets	—	170
Total acquisitions	$14,054	$50,583

10. PROPERTY AND EQUIPMENT— NET
Property and equipment, net consists of the following:

	June 30, 2020	December 31, 2019
Land	$95,820	$91,740
Buildings and improvements	547,859	531,538
Equipment	225,763	212,808
Furniture and fixtures	4,524	4,453
Leasehold improvements	132,993	127,983
Construction in progress	3,193	3,409
	1,010,152	971,931
Less: accumulated depreciation	(229,713)	(204,366)
Property and equipment, net	$780,439	$767,565
See also Note 9, Acquisitions for information on acquisitions during the six months ended June 30, 2020 and 2019.
11. INTANGIBLE ASSETS — NET

		June 30, 2020			December 31, 2019
	Weighted Average Life (Years)
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Lease acquisition costs	1.7	$360	$(360)	$—	$360	$(349)	$11
Favorable leases	2.1	534	(534)	—	534	(448)	86
Assembled occupancy	0.4	3,051	(3,051)	—	2,982	(2,818)	164
Facility trade name	30.0	733	(354)	379	733	(342)	391
Customer relationships	18.2	4,640	(2,015)	2,625	4,640	(1,910)	2,730
Total		$9,318	$(6,314)	$3,004	$9,249	$(5,867)	$3,382

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three and six months ended June 30, 2020, amortization expense was $417 and $1,091 and of which $290 and $644, respectively, was related to the amortization of right-of-use assets. Amortization expense was $990 and $1,869 and of which $495 and $990, respectively, was related to the amortization of right-of-use assets for the three and six months ended June 30, 2019, respectively.

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2020 (remainder)	$117
2021	234
2022	234
2023	234
2024	234
2025	234
Thereafter	1,717
$3,004

12. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

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

The Company anticipates that the majority of total goodwill recognized will be fully deductible for tax purposes as of June 30, 2020. See further discussion of goodwill acquired at Note 9, Acquisitions.

The following table represents activity in goodwill by transitional and skilled service segment and "all other" category as of and for the six months ended June 30, 2020:

	Goodwill
	Transitional and Skilled Services	All Other	Total
January 1, 2020	$45,486	$8,983	$54,469
Additions	—	—	—
June 30, 2020	$45,486	$8,983	$54,469

Other indefinite-lived intangible assets consists of the following:

	June 30, 2020	December 31, 2019
Trade name	$889	$889
Medicare and Medicaid licenses	2,179	2,179
	$3,068	$3,068

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. RESTRICTED AND OTHER ASSETS
Restricted and other assets consists of the following:

	June 30, 2020	December 31, 2019
Debt issuance costs, net	$3,019	$3,374
Long-term insurance losses recoverable asset	7,242	7,999
Deposits with landlords	12,141	11,765
Capital improvement reserves with landlords and lenders	3,700	3,024
Cash surrender value of life insurance related to deferred compensation plan	4,610	—
Other	—	45
Restricted and other assets	$30,712	$26,207

Included in restricted and other assets as of June 30, 2020 and December 31, 2019 are anticipated insurance recoveries related to the Company's workers' compensation, general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB.

The Company implemented a non-qualified deferred compensation plan (the DCP) that was effective in 2019 for certain executives and was expanded to highly compensated employees on January 1, 2020. The plan allows for the employee deferrals to be deposited into a rabbi trust and the funds are generally invested in individual variable life insurance contracts owned by the Company that are specifically designed to informally fund savings plans of this nature. Cash surrender value of the contracts is based on performance measurement funds that shadow the deferral investment allocations made by participants in the deferred compensation plan. The Company recorded a gain on the deferral investment, which is included in interest and other income, and an offsetting expense, which is included in cost of services, of $458 in the accompanying condensed consolidated statements of income for both the three and six months ended June 30, 2020.

14. OTHER ACCRUED LIABILITIES

Other accrued liabilities consists of the following:

	June 30, 2020	December 31, 2019
Quality assurance fee	$6,096	$6,461
Refunds payable	34,149	29,412
Resident advances	4,707	8,870
Cash held in trust for patients	6,093	3,038
Resident deposits	1,630	1,818
Dividends payable	2,718	2,705
Property taxes	7,311	8,055
Income tax payable	22,459	—
Other	10,758	9,914
Other accrued liabilities	$95,921	$70,273

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

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. INCOME TAXES

The Company recorded income tax expense of $26,159 and $9,851 during the six months ended June 30, 2020 and 2019, respectively, or 24.2% of earnings before income taxes for the six months ended June 30, 2020, compared to 18.9% for the six months ended June 30, 2019. The effective tax rate for both six month periods includes excess tax benefits from stock-based compensation, which were higher in 2019, offset by non-deductible expenses including non-deductible compensation.

In February 2020, the IRS sent notification to the Company that its 2017 tax return will be examined. It is anticipated the audit will begin during the third quarter of 2020. The Company is not currently under examination by any other major income tax jurisdiction. During 2020, the statutes of limitations will lapse on the Company's 2016 Federal tax year and certain 2015 and 2016 state tax years. The Company does not believe the Federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the six months ended June 30, 2020 and 2019.

16. DEBT

Debt consists of the following:

	June 30, 2020	December 31, 2019
Revolving credit facility with Truist	$30,000	$210,000
Mortgage loans and promissory notes	119,552	120,350
	149,552	330,350
Less: current maturities	(3,292)	(2,702)
Less: debt issuance costs	(2,367)	(2,431)
	$143,893	$325,217

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

The Credit Facility is guaranteed, jointly and severally, by certain of the Company’s wholly owned subsidiaries, and is secured by a pledge of stock of the Company's material operating subsidiaries as well as a first lien on substantially all of its personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of (i) a maximum consolidated total net debt to consolidated EBITDA ratio (which shall not be greater than 3.00:1.00; provided that if the aggregate consideration for approved acquisitions in a six month period is greater than $50,000, then the ratio can be increased at the election of the Company with notice to the administrative agent to 3.50:1.00 for the first fiscal quarter and the immediately following three fiscal quarters), and (ii) a minimum interest/rent coverage ratio (which cannot be less than1.50:1.00). As of June 30, 2020, the Company's operating subsidiaries had $30,000 outstanding under the Credit Facility. The Company was in compliance with all loan covenants as of June 30, 2020.

As of July 31, 2020, there was approximately $30,000 of outstanding borrowings under the Credit Facility.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage Loans and Promissory Notes

As of June 30, 2020, 19 of the Company's subsidiaries are under mortgage loans insured with the Department of Housing and Urban Development (HUD) in the aggregate amount of $114,983, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear fixed interest rates ranging from 2.6% to 3.5% per annum. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10% and is reduced by 3% in the fourth year of the loan, and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years. Loan proceeds were used to pay down previously drawn amounts on Ensign's revolving line of credit. In addition to refinancing existing borrowings, the proceeds of the HUD-insured debt helped fund acquisitions, to renovate and upgrade existing and future facilities, to cover working capital needs and for other business purposes.

In addition to the HUD mortgage loans above, the Company has two promissory notes. The notes bear fixed interest rates of 5.3% and 4.3% per annum and the term of the notes are 12 years and 10 months, respectively. The 12 year note which was used for an acquisition is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.
As of June 30, 2020, the Company's operating subsidiaries had $119,552 outstanding under the mortgage loans and notes, of which $3,292 is classified as short-term and the remaining $116,260 is classified as long-term. The Company was in compliance with all loan covenants as of June 30, 2020.
Based on Level 2, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

Off-Balance Sheet Arrangements

As of June 30, 2020, the Company had approximately $5,792 on the Credit Facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

17. OPTIONS AND AWARDS
Stock-based compensation expense consists of stock-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2020 and 2019 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
2017 Omnibus Incentive Plan - The Company has one active stock incentive plan, the 2017 Omnibus Incentive Plan (the 2017 Plan). The 2017 Plan provided for the issuance of 6,881 shares of common stock which are to be proportionally adjusted in the event of any Equity Restructuring. In connection with the Spin-Off, the number of shares available to be issued under the 2017 Plan were adjusted in the current year in order to reflect the proportional adjustments. The adjustment provides for a total issuance of 8,118 shares of common stock (the Spin-Off Conversion). The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 2.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). Granted non-employee director options vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other options generally vest over 5 years at 20% per year on the anniversary of the grant date. Options expire 10 years from the date of grant. At June 30, 2020, there were approximately 3,585 unissued shares of common stock available for issuance under this plan.
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
Stock Options
The Company granted 235 and 380 stock options during the three and six months ended June 30, 2020, respectively.
The Company used the following assumptions for stock options granted during the three months ended June 30, 2020 and 2019:

Grant Year	Options Granted(1)	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2020	235	0.4%	6.2 years	40.9%	0.4%
2019	258	2.1%	6.3 years	34.0%	0.4%
(1) Options granted represents historical grant values prior to the Spin-Off for the three months ended June 30, 2019.

The Company used the following assumptions for stock options granted during the six months ended June 30, 2020 and 2019:

Grant Year	Options Granted(1)	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2020	380	0.8%	6.2 years	37.6%	0.4%
2019	399	2.2%	6.3 years	33.9%	0.3%
1) Options granted represents historical grant values prior to the Spin-Off for the six months ended June 30, 2019.
For the six months ended June 30, 2020 and 2019, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted(1)	Weighted Average Exercise Price(2)	Weighted Average Fair Value of Options(3)
2020	380	$47.26	$16.87
2019	399	$45.49	$16.40
(1) Options granted from January 1, 2019 through June 30, 2019 represent historical grant values prior to the impact of the Spin-Off. Options granted subsequent to October 1, 2019 represent grant values reflective of the Spin-Off.
(2) Weighted average exercise price was calculated using exercise prices reflective of the Spin-Off Conversion for all periods presented.
(3) Weighted average fair value of options was calculated using the fair values reflective of the Spin-Off Conversion for all periods presented.

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended June 30, 2020 and 2019 and therefore, the intrinsic value was $0 at the date of grant.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the employee stock option activity during the six months ended June 30, 2020:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2020	4,428	$20.85	2,557	$12.82
Granted	380	47.26
Forfeited	(34)	30.39
Exercised	(179)	11.20
June 30, 2020	4,595	$23.34	2,697	$14.70
The following summary information reflects stock options outstanding, vested and related details as of June 30, 2020:

	Stock Options Outstanding						Stock Options Vested

				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2010	$4.04	-	$4.20	4	$9	0	4
2011	5.00	-	6.77	73	180	1	73
2012	5.56	-	6.75	191	596	2	191
2013	6.76	-	9.74	340	1,390	3	340
2014	8.94	-	16.05	971	4,650	4	971
2015	18.20	-	21.39	436	3,374	5	373
2016	15.93	-	16.86	362	2,137	6	246
2017	15.80	-	19.41	436	2,571	7	210
2018	22.49	-	32.71	651	6,669	8	199
2019	41.07	-	45.76	752	11,805	9	90
2020	$44.84	-	$51.20	379	6,392	10	—
Total				4,595	$39,773		2,697
The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of June 30, 2020 and December 31, 2019 is as follows:

Options	June 30, 2020	December 31, 2019
Outstanding	$89,021	$108,623
Vested	73,559	83,243
Expected to vest	13,889	22,399
Exercisable	6,532	29,032
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options. The intrinsic values as of June 30, 2020 decreased compared to the intrinsic values as of December 31, 2019 due to a decrease in the Company's stock price.

Restricted Stock Awards
The Company granted 81 and 194 restricted stock awards during the three and six months ended June 30, 2020, respectively. The Company granted 89 and 194 restricted stock awards during the three and six months ended June 30, 2019, respectively. All awards were granted at an issue price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the six months ended June 30, 2020 and 2019 ranged from $35.47 to $51.20 and $41.68 to $53.99, respectively. The fair value per share during the six months ended June 30, 2019 is reflective of values prior to the Spin-Off, while the fair value per share during six months ended June 30, 2020 is reflective of values subsequent to the Spin-Off. The fair value per share includes quarterly stock awards to non-employee directors.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company's non-vested restricted stock awards as of June 30, 2020 and changes during the six months ended June 30, 2020 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	610	$31.35
Granted	194	44.71
Vested	(193)	34.31
Forfeited	(8)	27.63
Nonvested at June 30, 2020	603	$34.76

During the three and six months ended June 30, 2020, the Company granted 5 and 10 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards ranged from $35.47 to $47.09 based on the market price on the grant date.
Long-Term Incentive Plan
On August 27, 2019, the Board approved the Long-Term Incentive Plan (the 2019 LTI Plan). The 2019 LTI Plan provides that certain employees of the Company and Pennant who assisted in the consummation of the Spin-Off are granted shares of restricted stock upon the successful completion of the Spin-Off. The 2019 LTI Plan provides for the issuance of 500 shares of Pennant restricted stock. The shares are vested over five years at 20% per year on the anniversary of the grant date. If a recipient is terminated or voluntarily leaves the Company, all shares subject to restriction or not yet vested shall be entirely forfeited. The total stock-based compensation related to the 2019 LTI Plan was approximately $195 and $389 for the three and six months ended June 30, 2020, respectively.
Stock-based compensation expense recognized for the Company's equity incentive plans and long-term incentive plan for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019(1)	2020	2019(1)
Stock-based compensation expense related to stock options	$1,545	$1,403	$2,965	$2,657
Stock-based compensation expense related to restricted stock awards	1,777	1,138	3,374	2,069
Stock-based compensation expense related to stock options and restricted stock awards to non-employee directors	206	388	424	659
Total	$3,528	$2,929	$6,763	$5,385
(1) The amount of stock-based compensation expense that was classified as discontinued operations was $137 and $293, respectively for the three and six months ended June 30, 2019.

In future periods, the Company expects to recognize approximately $21,826 and $25,078 in stock-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of June 30, 2020. Future stock-based compensation expense will be recognized over 3.8 weighted average years for both unvested options and restricted stock awards, respectively. There were 1,898 unvested and outstanding options at June 30, 2020, of which 1,780 shares are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest at June 30, 2020 was 6.0 years.
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
The Company did not grant any new restricted shares nor did the Company grant any options during the six months ended June 30, 2019. The awards granted generally vested over a period of three to five years, or upon the occurrence of certain prescribed events. During the six months ended June 30, 2019, there were 976 restricted stock awards that vested.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the Spin-Off, the grant-date fair value of the awards was recognized as compensation expense over the relevant vesting periods, with a corresponding adjustment to noncontrolling interests. As a result of the conversion of the Subsidiary Equity Plan, the Company's noncontrolling interest in the subsidiary was eliminated. The grant values were determined based on an independent valuation of the subsidiary shares. For the three and six months ended June 30, 2019, the Company expensed $236 and $577, respectively, in stock-based compensation related to the Subsidiary Equity Plan. Further, during the second quarter of 2019, the Company repurchased 469 shares of common stock under the Subsidiary Equity Plan for $2,293. The Company subsequently sold the shares and received net proceeds of $2,293. Stock-based compensation expense related to the Subsidiary Equity Plan, payments from the repurchase of shares and the proceeds from the sale of the repurchased shares related to the Subsidiary Equity Plan are all included within the Company's condensed consolidated financial statements as discontinued operations.

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
Commencing the third year, the rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $13,130 and $26,255 for the three and six months ended June 30, 2020, respectively, and $13,566 and $26,924 for the three and six months ended June 30, 2019, respectively.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is not aware of any defaults as of June 30, 2020.
In connection with the Spin-Off, the Company amended the Master Leases with CareTrust and other third-party lease agreements. These amendments terminated the leases related to Pennant and modified the rental payments and lease terms of the operations that remained with Ensign. In accordance with ASC 842, the amended lease agreements are considered to be modified and subject to lease modification guidance. The amended lease agreements are considered to be modified and subject to lease modification guidance. The right-of-use (ROU) asset and lease liabilities related to these agreements were remeasured based on the change in the lease conditions such as rent payment and lease terms. The incremental borrowing rate was adjusted to reflect the revised lease terms which became effective at the date of the modification, which is the date of the Spin-Off. The net impact of the lease termination, for the 23 leases that transferred to Pennant and modification of lease agreements, is a reduction in ROU asset and lease liabilities of approximately $35,000. The annual rent expense transferred to Pennant was approximately $23,000.
In connection with the Spin-Off, the Company also guaranteed certain leases of Pennant based on the underlying terms of the leases. The Company does not consider these guarantees to be probable, and cannot estimate the maximum exposure.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also leases certain affiliated operations and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company has entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense for continuing operations inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $32,499 and $64,846 for the three and six months ended June 30, 2020, respectively, and $31,372 and $61,708 for the three and six months ended June 30, 2019, respectively.
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

The components of operating lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Rent - cost of services(1)	$32,484	$31,222	$64,814	$61,403
General and administrative expense	15	150	32	305
Depreciation and amortization(2)	290	495	644	990
Variable lease costs(3)	3,252	3,248	6,463	6,063
	$36,041	$35,115	$71,953	$68,761
(1) Rent- cost of services includes deferred rent adjustments of $111 and $236 for the three and six months ended June 30, 2020, respectively and $595 and $849 for the three and six months ended June 30, 2019, respectively. Additionally, rent- cost of services includes other variable lease costs such as CPI increases and short-term leases of $620 and $1,214 three and six months ended June 30, 2020, respectively and $339 and $428 for the three and six months ended June 30, 2019, respectively.
(2) Depreciation and amortization is related to the amortization of favorable and direct lease costs.
(3) Variable lease costs, including property taxes and insurance, are classified in Cost of services in the Company's condensed consolidated statements of income.

Future minimum lease payments for all leases as of June 30, 2020 are as follows:

Year	Amount
2020 (remainder)	$63,875
2021	127,375
2022	126,153
2023	124,417
2024	123,436
2025	123,288
Thereafter	1,020,202
Total lease payments	1,708,746
Less: present value adjustment	(703,514)
Present value of total lease liabilities	1,005,232
Less: current lease liabilities	(46,983)
Long-term operating lease liabilities	$958,249

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of June 30, 2020, the weighted average remaining lease term is 14.2 and the weighted average discount rate used to determine the operating lease liability is 8.3%.
Subsequent to June 30, 2020, the Company exercised options to extend the leases at two of its facilities for an additional 10 years each. These extensions resulted in an aggregate increase to the Company's operating lease liabilities of approximately $6.3 million. Each of the modified leases now extend through November 31, 2031.

Lessor Activities

In connection with the Spin-Off, Ensign affiliates retained ownership of the real estate at 29 senior living operations that were contributed to Pennant. During the first quarter of 2020, the Company transferred the operations of an additional two senior living operations to Pennant. Ensign affiliates retained ownership of the real estate for these 31 senior living communities. All of these properties are leased to Pennant on a triple-net basis, whereas the respective Pennant affiliates are responsible for all costs at the properties including: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The initial terms range between 14 to 16 years. Total annual rental income generated from the leases with Pennant is approximately $14,000, which includes variable rent such as property taxes, insurance and other items.

Total rental income from all third-party sources for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Pennant(1)	$3,262	$—	$6,829	$—
Other third-party	665	668	1,401	1,425
	$3,927	$668	$8,230	$1,425

(1) Pennant rental income includes variable rent such as property taxes, insurance and other items of $131 and $597 during the three and six months ended June 30, 2020, respectively.

Future minimum lease payments receivable for all leases as of June 30, 2020 were as follows:

Year	Amount
2020 (remainder)	$8,328
2021	15,583
2022	15,099
2023	14,913
2024	14,516
2025	14,333
Thereafter	102,220
Total lease payments receivable	$184,992

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
U.S. Department of Justice Civil Investigative Demand - On May 31, 2018, the Company received a Civil Investigative Demand (CID) from the U.S. Department of Justice stating that it is investigating whether there has been a violation of the False Claims Act and/or the Anti-Kickback Statute with respect to the relationships between certain of the Company’s independently operated skilled nursing facilities and persons who serve or have served as medical directors, advisory board participants or other potential referral sources. The CID covered the period from October 3, 2013 to the present, and was limited in scope to ten of the Company’s Southern California independent operating entities. In October 2018, the Department of Justice made an additional request for information covering the period of January 1, 2011 to the present, relating to the same topic. As a general matter, the Company’s independent operating entities maintain policies and procedures to promote compliance with the False Claims Act, the Anti-Kickback Statute, and other applicable regulatory requirements. The Company has fully cooperated with the U.S. Department of Justice to promptly respond to the requests for information, and has been advised that the U.S. Department of Justice declined to intervene in any subsequent action based on or related to the subject matter of this investigation.
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
Further, the U.S. House of Representatives Select Subcommittee on the Coronavirus Crisis has launched an investigation into the coronavirus crisis in nursing homes. In June 2020, the Company received a document request from the House Select Subcommittee. The Company is cooperating with this inquiry; however, it is not possible to predict the ultimate outcome of any such investigation or what other investigations or regulatory responses may result from the investigation and could have a material adverse effect on our reputation, business, financial condition and results of operations.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the potential lawsuits and claims described above, the Company is also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payor. A violation may provide the basis for exclusion from Federally-funded healthcare programs. Such exclusions could have a correlative negative impact on the Company’s financial performance. Under the qui tam or "whistleblower" provisions of the False Claims Act, a private individual with knowledge of fraud may bring a claim on behalf of the federal government and receive a percentage of the federal government's recovery. Due to these whistleblower incentives, lawsuits have become more frequent. For example, and despite the decision of the U.S. Department of Justice to decline participation in litigation based on the subject matter of its previously issued Civil Investigative Demand, the qui tam relator may continue on with the lawsuit and pursue claims that the Company has allegedly violated the False Claims Act and/or the Anti-Kickback Statute.
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
In May 2009, Congress passed the Fraud Enforcement and Recovery Act (FERA) which made significant changes to the Federal False Claims Act (FCA) and expanded the types of activities subject to prosecution and whistleblower liability. Following changes by FERA, health care providers face significant penalties for the knowing retention of government overpayments, even if no false claim was involved. Health care providers can now be liable for knowingly and improperly avoiding or decreasing an obligation to pay money or property to the government. This includes the retention of any government overpayment. The government can argue, therefore, that an FCA violation can occur without any affirmative fraudulent action or statement, as long as it is knowingly improper. In addition, FERA extended protections against retaliation for whistleblowers, including protections not only for employees, but also contractors and agents. Thus, an employment relationship is generally not required in order to qualify for protection against retaliation for whistleblowing.
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
The Company and its independent operating subsidiaries have in the past been subject to class action litigation involving claims of alleged violations of regulatory requirements related to staffing. While the Company has been able to settle these claims without an ongoing material adverse effect on its business, future claims could be brought that may materially affect its business, financial condition and results of operations. Other claims and suits, including class actions, continue to be filed against the Company and other companies in its industry. The Company has been subjected to, and is currently involved in, class action litigation alleging violations (alone or in combination) of state and federal wage and hour laws as related to the alleged failure to pay wages, to timely provide and authorize meal and rest breaks, and related causes action. The Company does not believe that the ultimate resolution of these actions will have an ongoing material adverse effect on the Company’s business, cash flows, financial condition or results of operations.
The Company and its independent operating subsidiaries have been, and continue to be, subject to claims and legal actions that arise in the ordinary course of business, including potential claims filed by residents and responsible parties related to patient care and treatment (professional negligence claims), as well as employment related claims filed by current or former employees. A significant increase in the number of these claims, or an increase in the amounts owing should plaintiffs be successful in their prosecution of these claims, could materially adversely affect the Company’s business, financial condition, results of operations and cash flows.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company cannot predict or provide any assurance as to the possible outcome of any inquiry, investigation or litigation. If any such litigation were to proceed, and the Company and its independent operating subsidiaries are subjected to, alleged to be liable for, or agree to a settlement of, claims or obligations under Federal Medicare statutes, the Federal False Claims Act, or similar State and Federal statutes and related regulations, or if the Company or its independent operating subsidiaries are alleged or found to be liable on theories of general or professional negligence, the Company's business, financial condition and results of operations and cash flows could be materially and adversely affected and its stock price could be adversely impacted. Among other things, any settlement or litigation could involve the payment of substantial sums to settle any alleged civil violations, and may also include the assumption of specific procedural and financial obligations by the Company or its operating subsidiaries going forward under a corporate integrity agreement and/or other such arrangements.
Medicare Revenue Recoupments — The Company's independent operating entities are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments as a result of Recovery Audit Contractors (RAC), Program Safeguard Contractors (PSC), and Medicaid Integrity Contractors (MIC) programs (collectively referred to as Reviews). Centers for Medicare and Medicaid Services (CMS) has suspended all Targeted Probe and Educate program activity due to the public health emergency declared as a result of COVID-19. Accordingly, as of June 30, 2020, none of the Company's independent operating subsidiaries had Reviews scheduled, on appeal, or are in a dispute resolution process, both pre- and post-payment. Once the suspension period is lifted, the previously in-progress reviews could start again. The Company anticipates that these Reviews will reconvene and could increase in frequency in the future.
U.S. Government Inquiry and Corporate Integrity Agreement — In October 2013, the Company and its independent operating entities completed and executed a settlement agreement (the Settlement Agreement) with the DOJ, which received the final approval of the Office of Inspector General-HHS and the U.S. District Court for the Central District of California. Pursuant to the Settlement Agreement, the Company made a single lump-sum remittance to the government in the amount of $48,000 in October 2013. The Company and its independent operating entities have denied engaging in any illegal conduct and agreed to the settlement amount without any admission of wrongdoing in order to resolve the allegations and to avoid the uncertainty and expense of protracted litigation.

In connection with the settlement and effective as of October 1, 2013, the Company and its independent operating entities entered into a five-year corporate integrity agreement (the CIA) with the Office of Inspector General-HHS. CMS acknowledged the existence of the Company’s current compliance program, which is in accord with the Office of the Inspector General (OIG)’s guidance related to an effective compliance program, and required that the Company and its independent operating entities continue during the term of the CIA to maintain a program designed to promote compliance with the statutes, regulations, and written directives of Medicare, Medicaid, 5and all other Federal health care programs.

In the first quarter of 2019, the Company received notice from the OIG that the Company’s five-year CIA with the OIG had been completed. Upon receipt of the Company’s fifth and final annual report, the OIG confirmed that the term of the CIA is concluded.

Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for 60.0% and 57.3% of its total accounts receivable as of June 30, 2020 and December 31, 2019, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 74.8% and 72.7% of the Company's revenue for the three and six months ended June 30, 2020, respectively, and 70.3% for both the three and six months ended June 30, 2019.

Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of July 31, 2020, the Company had approximately $468 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. COMMON STOCK REPURCHASE PROGRAM
As approved by the Board of Directors on March 4, 2020 and March 13, 2020, the Company entered into two stock repurchase programs pursuant to which the Company may repurchase up to $20,000 and $5,000, respectively, of its common stock under the programs for a period of approximately 12 months. Under these programs, the Company is authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. During the first quarter of 2020, the Company repurchased 503 shares of its common stock for a total of $20,000 and 189 shares of its common stock for a total of $5,000, respectively. These repurchase programs expired upon the repurchase of the full authorized amount under the two plans.

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

This Report contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which include, but are not limited to the Company’s expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, plans and objectives of management. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Additionally, many of these risks and uncertainties are currently amplified by and in the future may be amplified by, the COVID-19 outbreak. The developments with respect to the spread of COVID-19 and its impacts have been occurring rapidly and because of the unprecedented nature of the pandemic, we are unable to predict the full extent and duration of the adverse financial impact of COVID-19 on our business, financial condition and results of operations. While we are not able to estimate the full impact of the COVID-19 outbreak on our financial condition and future results of operations, we expect that this situation will have an adverse effect on our reported results in the future. Our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” contained in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report, and are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

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

Overview
We are a provider of health care services across the post-acute care continuum, as well as other ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Massachusetts, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. Our operating subsidiaries, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, senior living and other ancillary services. As of June 30, 2020, we offered skilled nursing, senior living and rehabilitative care services through 225 skilled nursing and senior living facilities. Of the 225 facilities, we operated 163 facilities under long-term lease arrangements, and have options to purchase 11 of those 163 facilities. We owned an additional 92 real estate properties, which included 62 operations we operated and managed, real estate properties of 31 senior living operations that were leased to The Pennant Group, Inc. as part of the Spin-Off (defined below), and the Service Center location. Of those 31 senior living operations, two are located on the same real estate properties as the skilled nursing facilities.

The following table summarizes our affiliated facilities and operational skilled nursing beds and senior living units by ownership status as of June 30, 2020:

	Owned and Operated	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total for Facilities Operated
Number of facilities	62	11	152	225
Percentage of total	27.6%	4.9%	67.5%	100.0%
Operational skilled nursing beds	6,156	1,145	15,606	22,907
Percentage of total	26.9%	5.0%	68.1%	100.0%
Senior living units	1,334	178	606	2,118
Percentage of total	63.0%	8.4%	28.6%	100.0%

The Ensign Group, Inc. (collectively, Ensign or the Company) is a holding company with no direct operating assets, employees or revenues. Our operating subsidiaries are operated by separate, independent entities, each of which has its own management, employees and assets. In addition, certain of our wholly owned subsidiaries, referred to collectively as the Service Center, provide centralized accounting, payroll, human resources, information technology, legal, risk management and other centralized services to the other operating subsidiaries through contractual relationships with such subsidiaries. We also have a wholly owned captive insurance subsidiary (the Captive) that provides some claims-made coverage to our operating subsidiaries for general and professional liability, as well as coverage for certain workers’ compensation insurance liabilities. References herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar terms in this Quarterly Report on Form 10-Q, are not meant to imply, nor should they be construed as meaning, that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the subsidiaries are operated by The Ensign Group.
Recent Activities
Coronavirus - The outbreak of the 2019 coronavirus disease (COVID-19), which was declared a global pandemic by the World Health Organization (WHO) on March 11, 2020, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread, continues to spread and disrupt healthcare operations across the United States, including the markets in which we operate. The rapid spread of the virus has led to the implementation of various responses, including federal, state and local government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel, and substantial changes to selected protocol within the healthcare system across the United States. Additionally, the Centers for Disease Control and Prevention (CDC) has stated that older adults are at a higher risk for serious illness and death from COVID-19. The extent to which COVID-19 impacts our operations will depend on future developments which continue to remain highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, additional or modified government actions, new information which may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 or treat its impact, among others. In response to the pandemic, federal and state agencies have been evolving and in some cases, relaxing enforcement requirements, trending toward granting healthcare providers with flexibility to prioritize resident care over stringent adherence to regulatory compliance.

Our primary focus throughout the COVID-19 pandemic has remained ensuring the health and safety of our patients, residents, employees, and their respective families. We continue to implement measures necessary to provide the safest possible environment within our sites of service taking into consideration the vulnerable nature of our patients and the unique exposure risks of our staff. The CDC has stated that older adults, such as our patients, are at a higher risk for serious illness and death from COVID-19 due to the prevalence of chronic medical conditions. In addition, our employees are at higher risk of contracting or spreading the disease due to the nature of the work environment when caring for patients. Consistent with CDC guidelines and recommendations applicable to nursing facilities, we implemented new infection control policies and practices to prevent the introduction of COVID-19 into our facilities and to control the spread of COVID-19 within communities. These changed include restricting visitors at all of our facilities except for essential healthcare personnel and certain end-of-life situations, screening employees and others permitted to enter the building, restricted communal dining, and reducing or restricting activities programming and optional therapies. Upon confirmation of a positive COVID-19 exposure at a facility, we follow CDC guidance to minimize further exposure, including implementing personal protection protocols, restricting new admissions, and cohorting and isolating patients. Due to the vulnerable nature of our patients, we expect many of these protections will continue at our facilities, even as federal, state, and local stay-at-home and social distancing orders and recommendations are relaxed. Notwithstanding these protocols and our other response efforts, the virus will likely continue to be introduced to and transmitted within certain facilities due to the transmissible nature of COVID-19.
The full financial impact of COVID-19 will continue to be dependent upon numerous factors, including the nature of the COVID-19 pandemic (such as geographic concentration of virus, rate of spread, and duration), as well as access and costs of staffing, testing and supplies), legal and regulatory matters and federal and state stimulus and other measures intended to mitigate the clinical and financial harm of the pandemic. While the operating environment for healthcare providers is continuously changing during this pandemic, the safety and well-being of our patients and employees remains our top priority.
Although the ultimate impact of the COVID-19 pandemic remains uncertain, we can offer the following observations regarding the impact of COVID-19 on our operations, as well as significant regulatory and legislative relief initiatives.
Occupancy
Prior to COVID-19, we were exhibiting consistent growth in our occupancy and skilled mix. However, following the introduction of COVID-19 into the U.S., our operations have experienced declines in occupancy as a result of local government-imposed quarantines, including shelter-in-place mandates, sweeping restrictions on travel, and substantial restrictions and changes to protocol within the healthcare system across the U.S., including temporary limitations on certain medical procedures, which limited the number of patients visiting the hospital and needing skilled nursing services.
The introduction of the virus into our operations is typically contemporaneous with the virus’ impact in each community in which we operate. Our operations are located in 14 states and range from metropolitan, suburban and rural communities. The prevalence of the virus varies dramatically by state, within the same state or within the same county. Accordingly, the impact on each of our operations has also varied widely.
Our first location to have a confirmed positive COVID-19 patient and staff member was in the state of Washington, which was one of the first states to have confirmed COVID-19 cases in the United States. Accordingly, our Washington locations were impacted beginning in mid-February. As the weeks continued, and as reported and confirmed cases of COVID-19 infections in the United States increased, we also began experiencing an impact on our revenues and expenses throughout the organization. As of June 30, 2020, we have 138 operations that have positive cases of COVID-19 amongst patients or staff. Most of these operations have seen only a few cases amongst patients, staff or both and a small number of operations have had multiple positive cases amongst the patients, staff or both. We expect to continue to see new positive cases in some of our operations as the virus continues to impact each community and as testing is more readily available and mandated in certain circumstances. Approximately 80% of the patient and resident positive COVID-19 cases that we experienced in our facilities have occurred in the states of Arizona, California and Texas. These are states which have experienced significant community outbreaks.

Beginning in mid-February and continuing throughout the second quarter, we experienced decreased volumes which we believe resulted from a number of factors related to the spread of COVID-19, including lower census at acute-care hospitals. Many acute care hospitals took affirmative steps to prepare for an increase of COVID-19 and critical care patients, and imposed admission restrictions due to the need to preserve personal protective equipment and a heightened anxiety among patients and caregivers regarding the risk of exposure to COVID-19. Occupancy was also initially impacted by decisions of our operating subsidiaries to limit new admissions into their operations due to the risks and uncertainties surrounding the potential spread of the virus by individuals that had either tested positive for COVID-19, were symptomatic of COVID-19 but had not yet been tested positive due to a shortage of tests, or that were asymptomatic of COVID-19 but had an unknown status and were potentially positive and contagious.
On March 13, 2020, President Trump issued a national emergency declaration in connection with the COVID-19 situation. Following the State of Emergency declarations, California was the first state to have a shelter-in-place order, which was subsequently followed by similar orders in 42 other states. As COVID-19 cases began to decline in late May and June, we saw an increase in occupancy and a slight decrease of skilled mix as the needs of high acuity patients were fewer. Between mid-May to mid-June, Same Facilities and Transitioning Facilities occupancy increased by 0.4% and skilled mix decreased by 1.1%. However, the recent influx of COVID-19 cases in several key states, occupancy again began to decrease slightly while skilled mix improved as the number of high acuity patients increased. Between mid-June and mid-July, combined Same Facilities and Transitioning Facilities occupancy was down by approximately 2.3% and skilled mix increased by 8.1%. Although census trends declined significantly during the second quarter, the rate of decline in occupancy has continued to slow. Beginning in June and continued into July, occupancy has remained stable.
As COVID-19 has progressed and spread throughout the community we serve, our local operations and caregivers have been serving higher acuity patients who have or have been suspected of having COVID-19. The surge of COVID-19 positive patients, or patients suspected to have been exposed to COVID-19, has resulted in an increase in the number of patients requiring skilled services, which we are able to serve through skilled-in-place (SIP) precautions and procedures. In addition, patients that are not COVID-19 positive or suspected to be COVID-19 positive but require skilled services and qualify to be cared for under the SIP precautions and procedures, have remained in our facilities instead of moving to the hospitals first. This not only allows hospitals to maintain open acute care beds for COVID-19 patients and other highly acute patients, but it also limits the risks involved with moving patients back and forth from one care setting to another. Accordingly, our skilled mix days have substantially recovered to rates similar to those prior to the COVID-19 impact.
Legislative and Regulatory Relief
In March 2020, the federal government began to undertake numerous legislative and regulatory initiatives designed to provide relief to the healthcare industry during the COVID-19 pandemic. These initiatives include:
•Temporary suspension of Medicare sequestration - The Coronavirus Aid, Relief, and Economic Security Act of 2020 (the CARES Act) temporarily suspends the automatic 2% reduction of Medicare claim reimbursements for the period of May 1, 2020 through December 31, 2020. The suspension of the Medicare sequestration increased our revenue by approximately $2.5 million in the second quarter. The magnitude of the positive impact will depend on the continued impact of the virus on our census and skilled mix through the remainder of the year.
•Relief funds for healthcare providers - The CARES Act also authorized the distribution of relief fund grants from the Department of Health and Human Services (HHS) to healthcare providers “to support healthcare-related expenses or lost revenue attributable to COVID-19…” Distributions were automatically paid to each provider by HHS based upon the provider’s patient revenue, number of facilities and operational beds, as well as various other factors. To keep the funds, HHS requires providers to submit an attestation accepting certain terms and conditions within 90 days of receipt of each distribution of funds. Providers could also apply for additional funding. Our operations began automatically receiving relief fund payments in April 2020. We received approximately $108.8 million in relief distributions. We have elected not to accept any of the CARES Act relief funds received to date and have returned all funds to an agent of HHS. For further discussion, see Note 3, COVID-19 Update in the Notes to Condensed Consolidated Financial Statements.
•Increase in Federal Medical Assistance Percent (FMAP) - The Family First Coronavirus Response Act provides a 6.2% increase to FMAP. The Act permits states to retroactively increase the Medicaid rates to January 1, 2020. The FMAP funding will terminate at the end of the quarter when the national emergency status is lifted. To date, we have recognized $13.1 million of FMAP reimbursement relief. The temporary increase on FMAP and the timing of payments has and will continue to vary substantially dependent on the state.

•Temporary suspension of certain patient coverage criteria and documentation and care requirements - The CARES Act and a series of temporary waivers and guidance issued by the Centers for Medicare and Medicaid Services (CMS) suspend various Medicare patient coverage criteria, as well as, certain documentation and care requirements. These accommodations are intended to ensure patients have adequate access to care notwithstanding the burdens placed on healthcare providers due to the COVID-19 pandemic. These regulatory actions have and will continue to contribute to an increase in census volumes and skilled mix, that may not otherwise occur.
•Medicare Accelerated and Advance Payment Program - The CARES Act expands the Medicare Accelerated and Advance Payment Program to ensure providers and suppliers have the resources needed to combat the pandemic. Our operations began to receive advances in April 2020. Year to date, we have received $98.9 million through the Medicare Accelerated and Advance Payment Program. The payment acceleration from Medicare is to be repaid starting 120 days after the receipt of cash. We have paid a portion of the fund back in July 2020.
•Deferral of Taxes - The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due by December 31, 2021 and the remaining 50% due by December 31, 2022. The U.S. Treasury Department and Internal Revenue Service, also allows corporate taxpayers to defer their estimated federal income taxes for the first and second quarters of 2020 to July 15, 2020.

Net revenue
Our net revenues for the three months ended June 30, 2020 were impacted by COVID-19 as we experienced revenue lost from a decline in occupancy, which was partially offset by our skilled mix changes. As part of the healthcare community, we have been actively participating in ensuring our patients receive necessary services. CMS has authorized these services through skilled in place (SIP) programs. These programs are designed to allow skilled nursing providers to provide skilled services to higher acuity patients, while allowing hospitals to have increased capacity to care for critical care patients (including COVID-19 positive patients) and limiting the risks related to moving patients between care settings in the midst of a pandemic. In addition, the FMAP program has been designed to enhance the reimbursements to provide additional funding to cover COVID related expenses in selected states. In the second quarter, we recorded FMAP revenue of $12.4 million, which correlate directly to the additional COVID-19 related expenses we incurred.
Operating Expenses
We have and continued to experience increased operating expenses during the period impacted by COVID-19 due to the higher utilization, cost and type of personal protective equipment, testing for COVID-19 as well as increased purchasing of other medical supplies and cleaning and sanitization materials. In addition, we have and expect to continue to have increases in labor costs on a per patient basis. In response, we have reduced spending on non-essential supplies, travel costs and all other discretionary items, ceased all non-essential capital expenditure projects and temporarily instituted wage reductions and hiring freezes for non-clinical staff which were both reinstated in June 2020.
Overall
The exact timing and pace of the recovery is uncertain given the impact of the pandemic on the overall U.S. and global economy. While we are uncertain as to the duration of the lower census volumes we are experiencing due to the COVID-19 pandemic, we expect the adverse impact to continue through the end of the third quarter. We also expect to experience a modest recovery in the fourth quarter of 2020 as the volumes in the hospitals increase and as the spread of the virus continues to slow in addition to our typical fourth quarter seasonality in our business. Our forecasted measures may be modified as the pace of the recovery in our volumes becomes more clear over the coming months.
We are focused on navigating the challenges presented by COVID-19 through utilizing the infrastructure of our local operational approach. Each location is partnering with its local leaders and community outreach to ensure the operations are well equipped to deliver quality care. Consistent with previous hurdles, our local leaders are adjusting their operation to meet the clinical and financial challenges, including utilizing the expertise of our Service Center resources to implement best practices.

Common Stock Repurchase Program - As approved by the Board of Directors on March 4, 2020 and March 13, 2020, we entered into two separate stock repurchase programs pursuant to which we may repurchase up to $20.0 million and $5.0 million, respectively, of our common stock under the programs for a period of approximately 12 months each. During the three months ended March 31, 2020, we repurchased 0.5 million and 0.2 million shares of our common stock for a total of $20.0 million and $5.0 million under the March 4, 2020 and March 13, 2020 repurchase programs, respectively. These repurchase programs expired upon the repurchase of the full authorized amount under the two plans. The stock repurchases were supported with funds from our ordinary operations and took place prior to the passage of The CARES Act, which was passed by Congress and signed into law by President Trump on March 27, 2020. Currently we have no active repurchase plans and do not intend to approve another repurchase plan at this time. As we enter a period of economic uncertainty, we are taking steps to manage our expenses and preserve our cash. We believe our current cash management strategy is appropriate at this time and will consider approving stock repurchase programs in the future after we gain additional visibility into our cash flows and how to best utilize those funds.
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

As part of the Spin-Off, we amended the Master Leases with CareTrust and other third-party lease agreements. These amendments terminate the leases related to the operations that transferred to Pennant and modified the rental payments and lease terms of the operations that remained with Ensign. The net impact of the lease termination and modification of the senior living properties is a reduction in annual rent expense of approximately $23.0 million.

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
Immediately after the Spin-Off, we no longer consolidated our home health and hospice operations and the senior living operations that were contributed to Pennant into our financial results. As a result, the consolidated financial statements included in this Quarterly Report on Form 10-Q and related financial information reflect the Pennant operations, assets and liabilities, and cash flows as discontinued operations for 2019 financial periods presented. In the fourth quarter of 2019 and subsequent to the Spin-Off, we have one reportable segment, transitional and skilled services, which includes the operation of skilled nursing facilities. Prior to the separation of Pennant, we had three reportable segments.  See Note 4, Spin-Off of Subsidiaries, in the notes to condensed consolidated financial statements for further detail.
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

Acquisition History

The following table sets forth the location of our facilities and the number of operational beds and units located at our facilities as of June 30, 2020:

	TX	CA	AZ	UT	CO	WA	ID	NE	IA	SC	WI	NV	KS	Total
Number of facilities
Skilled nursing operations	55	47	29	18	11	9	9	4	4	4	2	1	—	193
Senior living communities	1	—	—	2	5	—	—	1	—	—	—	—	—	9
Campuses(1)	5	1	2	1	1	—	2	2	2	—	—	—	7	23
Number of operational beds/units
Operational skilled nursing beds	7,301	4,781	4,097	2,015	970	841	904	413	368	424	100	92	601	22,907
Senior living units	514	65	179	165	620	—	37	301	31	—	—	—	206	2,118

(1) Campus represents a facility that offers both skilled nursing and senior living services.
During the six months ended June 30, 2020, we expanded our operations through a combination of long-term leases and real estate purchases, with the addition of three stand-alone skilled nursing operations and one stand-alone independent living operation. The addition of these operations added a total of 247 operational skilled nursing beds and 162 operational senior living units to be operated by our affiliated operating subsidiaries. The purchase price for the acquisitions during the six months ended June 30, 2020 was $14.1 million. During the first quarter of 2020, the Company entered into a long-term lease agreement to transfer two senior living operations to Pennant. Our affiliated operations retained ownership of the real estate for these two senior living communities. For further discussion of our acquisitions, see Note 9, Acquisitions in the Notes to Condensed Consolidated Financial Statements.
Subsequent to June 30, 2020, we expanded our operations through the acquisition of one campus operation for a purchase price of $8 million, which added 62 operational skilled nursing beds and 162 operational senior living units to be operated by our operating subsidiary.
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
•Average daily rates. The routine revenue by payor source for a period at the skilled nursing facilities divided by actual patient days for that revenue source for that given period. These rates exclude additional FMAP payments we recognized as part of The Family First Coronavirus Response Act.

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

The following table summarizes our overall skilled mix from our skilled nursing services for the periods indicated as a percentage of our total skilled nursing routine revenue and as a percentage of total skilled nursing patient days:

	Three Months Ended June 30,		Six Months Ended June 30,
Skilled Mix:	2020	2019	2020	2019

Days	29.7%	29.0%	29.5%	29.5%
Revenue	51.4%	48.7%	50.8%	49.2%
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

The following table summarizes our overall occupancy statistics for skilled nursing operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Occupancy for transitional and skilled services:	2020	2019	2020	2019
Operational beds at end of period	22,907	20,656	22,907	20,656
Available patient days	2,084,261	1,855,909	4,154,993	3,627,614
Actual patient days	1,530,286	1,472,798	3,173,676	2,879,167
Occupancy percentage (based on operational beds)	73.4%	79.4%	76.4%	79.4%
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

Revenue Sources

The following table sets forth our total revenue by payor source generated by our transitional and skilled services and our "Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	Transitional and Skilled Services		Other(1)		Total
	2020	2019	2020	2019	2020	2019
Medicaid	$222,924	$192,545	$3,194	$3,233	$226,118	$195,778
Medicare	175,044	118,807	—	—	175,044	118,807
Medicaid-skilled	36,385	31,792	—	—	36,385	31,792
Subtotal	434,353	343,144	3,194	3,233	437,547	346,377
Managed care	82,316	86,491	—	—	82,316	86,491
Private and other	40,110	39,603	24,726	20,445	64,836	60,048
Total revenue	$556,779	$469,238	$27,920	$23,678	$584,699	$492,916

Medicaid	40.0%	41.0%	11.4%	13.7%	38.7%	39.7%
Medicare	31.4	25.3	—	—%	29.9	24.1
Medicaid-skilled	6.6	6.8	—	—%	6.2	6.5
Subtotal	78.0	73.1	11.4	13.7%	74.8	70.3
Managed care	14.8	18.4	—	—%	14.1	17.5
Private and other	7.2	8.5	88.6	86.3%	11.1	12.2
Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Private and other payors in our "all other" category includes revenue from rental income, senior living operations and all payors generated in our other ancillary operations.

	Six Months Ended June 30,
	Transitional and Skilled Services		Other(1)		Total
	2020	2019	2020	2019	2020	2019
Medicaid	$443,893	$373,839	$6,421	$6,438	$450,314	$380,277
Medicare	330,628	235,508	—	—	330,628	235,508
Medicaid-skilled	72,394	62,243	—	—	72,394	62,243
Subtotal	846,915	671,590	6,421	6,438	853,336	678,028
Managed care	184,345	169,663	—	—	184,345	169,663
Private and other	83,924	77,243	52,707	39,290	136,631	116,533
Total revenue	$1,115,184	$918,496	$59,128	$45,728	$1,174,312	$964,224

Medicaid	39.8%	40.7%	10.9%	14.1%	38.3%	39.4%
Medicare	29.6	25.6	—	—	28.2	24.4
Medicaid-skilled	6.6	6.8	—	—	6.2	6.5
Subtotal	76.0	73.1	10.9	14.1	72.7	70.3
Managed care	16.5	18.5	—	—	15.7	17.6
Private and other	7.5	8.4	89.1	85.9	11.6	12.1
Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
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

Other

Within our senior living operations, we generate revenue primarily from private pay sources, with a portion earned from Medicaid or other state-specific programs. As part of, and subsequent to, the Spin-Off, we lease 31 of the 92 real estate properties owned by us to Pennant on a triple-net basis. Annual rental income generated from the leases with Pennant is approximately $14.0 million. In addition, we held majority membership interests in our other ancillary operations. Payment for these services varies and is based upon the service provided. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk.

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

Industry Trends
The post-acute care industry has evolved to meet the growing demand for post-acute and custodial healthcare services generated by an aging population, increasing life expectancies and the trend toward shifting of patient care to lower cost settings. The industry has evolved in recent years, which we believe has led to a number of favorable improvements in the industry, as described below:
•Shift of Patient Care to Lower Cost Alternatives. The growth of the senior population in the U.S. continues to increase healthcare costs, often faster than the available funding from government-sponsored healthcare programs. In response, federal and state governments have adopted cost-containment measures that encourage the treatment of patients in more cost-effective settings such as skilled nursing facilities, for which the staffing requirements and associated costs are often significantly lower than acute care hospitals, and other post-acute care settings. As a result, skilled nursing facilities are generally serving a larger population of higher-acuity patients than in the past.
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
•Increased Demand Driven by Aging Populations. As seniors account for an increasing percentage of the total U.S. population, we believe the demand for skilled nursing and senior living services will continue to increase. According to the census projection released by the U.S. Census Bureau in early 2018, between 2010 and 2030, the number of individuals over 65 years old is projected to be one of the fastest growing segments of the United States population, growing from 13% to 21%. The Bureau expects this segment to increase nearly 90% to 73 million, as compared to the total U.S. population which is projected to increase by 17% over that time period. Furthermore, the generation currently retiring has accumulated less savings than prior generations, creating demand for more affordable senior housing and skilled nursing services. As a high-quality provider in lower cost settings, we believe we are well-positioned to benefit from this trend.
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
COVID-19
Temporary suspension of certain patient coverage criteria and documentation and care requirements - The CARES Act and a series of temporary waivers and guidance issued by the CMS suspend various Medicare patient coverage criteria as well as documentation and care requirements to provide regulatory relief to ensure patients continue to have adequate access to care notwithstanding the burdens placed on healthcare providers due to the COVID-19 pandemic. Examples include the following: (1) approving temporary expansion sites to ensure that local hospitals and health systems have the capacity to handle a potential surge of COVID-19 patients (e.g. CMS Hospital Without Walls); (2) removing barriers for physicians, nurses, and other clinicians to be readily hired from the community or from other states to allow healthcare systems to rapidly expands their workforce; (3) increasing access to telehealth and corresponding reimbursement through Medicare to ensure patients have access to healthcare while keeping patients safe at home; (4) expanding in-place COVID-19 testing to allow for more testing at home or in community based settings; and (5) temporarily waiving certain documentation, reporting and audit requirements to allow providers, health care facilities, Medicare Advantage and Part D plans, and states to focus on the provision of care (e.g., Patients Over Paperwork). Many states have also waived regulations to ease regulatory burdens on the healthcare industries. It remains uncertain when federal and state regulators will resume enforcement of those regulations which are waived or otherwise not being enforced during the public health emergency due to the exercise of enforcement discretion. We believe these regulatory actions could contribute to an increase in skilled mix that may not otherwise occur.
CMS also authorized temporary waivers on medical review requirements, effective March 1, 2020, for the duration of the public health emergency. CMS is also pausing standard medical review activities, including prior authorization and other reviews that require providers to provide documentation. In addition, CMS is re-prioritizing scheduled program audits and contract-level Risk Adjustment Data Validation audits for MA organizations, Part D sponsors, Medicare-Medicaid Plans, and Programs of All-Inclusive Care for the Elderly organizations. Re-prioritizing these audit activities will allow providers, CMS and the organizations to focus on patient care.

CMS recently updated their COVID-19 Provider Burden Relief Frequently Asked Questions (FAQs) related to claim audit waivers for multiple services. On March 30, 2020, CMS suspended most Medicare Fee-For-Service (FFS) medical review because of the COVID-19 pandemic. This included pre-payment medical reviews conducted by Medicare Administrative Contractors (MACs) under the Targeted Probe and Educate program, and post-payment reviews conducted by the MACs, Supplemental Medical Review Contractor (SMRC) reviews and Recovery Audit Contractor (RAC). CMS expects to resume these audit activities beginning on August 3, 2020, regardless of the status of the public health emergency. All reviews will be conducted in accordance with statutory and regulatory provisions, as well as related billing and coding requirements. Waivers and flexibility in place at the time of the dates of service of any claims potentially selected for review will also be applied.
The COVID 1135 Waiver also allows the SNF to provide a “skill-in-place” program for Medicare beneficiaries who are residents of the SNF and who meet the skill in place criteria, foregoing the usual 3-day qualifying hospital stay, as outlined in the waiver. As patients qualify for SIP for Medicare Part A stays, we could see a decrease in long-term care Medicare Part B PT, OT, SLP program.
Testing requirements
Beginning in April 2020, authorities in several states in which we operate began to mandate widespread COVID-19 testing at all nursing home and long-term care facilities. This came after the CDC stated that older adults are at a higher risk for serious illness from the coronavirus and issued updated testing guidelines for nursing homes. On June 19, 2020, CMS instructed Medicare Administrative Contractors and Medicare Advantage plans to cover COVID-19 testing for nursing home residents consistent with CDC testing guidelines and recommendations. Subsequently, on July 22, 2020, CMS announced that nursing homes in states with a 5% or greater positivity rate for COVID-19 will be required to test all nursing home staff each week.
In response to CDC guidelines recommending COVID-19 testing guidelines, mandated Medicare coverage of such tests, and mandates for staff testing in specific situations, in addition to recommended infection prevention control measures, we anticipate that the number of states mandating COVID-19 testing of patients and staff may increase. Testing mandates can vary by state and may require testing for 1) residents, 2) staff, or 3) both residents and staff. The responsibility for performing testing varies by payor and state. In addition, CMS may also implement federal testing requirements. Non-compliance with these state or federal mandates may result in imposition of fines or other administrative action, including license revocation. Additionally, the responsibility for payment of such tests will vary based on the patient's payor.
Reporting requirements
On April 19, 2020, CMS announced new regulatory requirements requiring skilled nursing homes to report cases of COVID-19 directly to the CDC. This information must be reported in accordance with existing privacy regulations and statues. In addition, skilled nursing homes are required to inform residents, their families and representatives of COVID-19 cases in their facilities. This notification is required to take place by 5:00 p.m. (local time) the next calendar day following the occurrence of: (1) a single confirmed infection of COVID-19, or (2) three or more residents or staff with new-onset of respiratory symptoms that occur within 72 hours of one another. CMS is making COVID-19 nursing home data collected under this mandate publicly available on a dedicated website. There could be civil monetary penalties for not meeting these reporting requirements. We believe these reporting requirements will not have a material impact on our Condensed Consolidated Financial Statements.
On April 30, 2020, CMS announced that it would be convening an independent commission to conduct comprehensive assessments of nursing home responses to the COVID-19 pandemic. On June 19, 2020 CMS announced the initial membership of the Coronavirus Commission on Safety and Quality in Nursing Homes (Commission on Safety and Quality). The Commission on Safety and Quality consists of resident advocates, infectious disease experts, directors and administrators of nursing homes, academics, state authorities, clinicians, a medical ethicist and a nursing home resident. In addition to the official Commission on Safety and Quality members, there may also be new members added to help bring additional viewpoints and insights. The Commission on Safety and Quality will conduct a comprehensive assessment of the overall response to the COVID-19 pandemic in nursing homes. Based on its assessment, the Commission on Safety and Quality will make recommendations on actions and best practices for immediate and future actions. The Commission on Safety and Quality's key areas of focus include: (1) protecting residents from COVID-19 and improving the responsiveness of care delivery; (2) strengthening regulations to enable rapid and effective identification and mitigation of COVID-19 transmissions in nursing homes; and (3) enhancing enforcement strategies to improve compliance with infection control policies.

Medicare
Medicare presently accounts for approximately 29.6% of our transitional and skilled nursing services year-to-date revenue, being our second-largest payor. The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past, and could in the future, result in substantial reductions in our revenue and operating margins.
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
Medicare Annual Market Basket
Current law requires CMS to calculate an annual Medicare market basket update to the payment rates. On July 31, 2020, CMS issued a final rule for fiscal year 2021 that updates the Medicare payment rates and the quality programs for skilled nursing facilities. Under the final rule, effective October 1, 2020, the aggregate payments to skilled nursing facilities increase by 2.2% for fiscal year 2021, compared to fiscal year 2020. This estimated increase is attributable to a 2.2% market basket increase factor with a 0.0% point reduction for multifactor productivity adjustment.

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
On May 27, 2020, CMS added physical therapy, occupational therapy and speech-language pathology to list of approved telehealth Providers for the Medicare Part B programs provided by a skilled nursing facility as a part of the COVID-19 1135 waiver provisions. This waiver allows the reimbursement of certain HCPCS codes delivered by PT, OT, SLP through telehealth. The reimbursement follows the existing physician fee screen reimbursement through the duration of the public health emergency. These services have been used to provide some services to community based outpatients from our SNFs that are eligible through local rules to provide community-based outpatient services. Eligible PT, OT, SLP services delivered through telehealth to long-term care residents, when the local COVID-19 quarantine requirements suggest provision of PT, OT, SLP services through alternative means, are also reimbursed per the waiver.

The COVID-19 1135 waiver provisions also allow for the facility to bill an originating site fee to CMS for telehealth services provided to Medicare Part B beneficiary residents of the facility when the services are provided by a physician from an alternate location, effective March 6, 2020 through the end of the public health emergency. Our facilities are utilizing this waiver as physicians elect to provide telehealth visits to Medicare Part B beneficiaries residing in the SNF.
Sequestration of Medicare Rates
The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called a sequestration. Medicare Fee-For-Service (FFS) claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2.0% reduction in Medicare payments. All Medicare rate payments and settlements have incurred this mandatory reduction and it will continue to be in place through at least 2023, unless Congress takes further action. In response to COVID-19, the CARES Act temporarily suspended the automatic 2% reduction of Medicare claim reimbursements for the period of May 1, 2020 through December 31, 2020.
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
Another relevant change is a 2019 Final rule that removed the prohibition on the use of pre-dispute, binding arbitration agreements by LTC facilities. The rule imposed specific requirements on the use of these agreements, including requiring the use of plain language in drafting; that facilities post a notice in plain language that describes the policy on the use of agreements for binding arbitration in an area that is visible to residents and visitors; that admission to the facility not be conditioned on the signing of an arbitration agreement; and that the facility explicitly inform the resident or his or her representative of the right not to sign the agreement as a condition of admission.

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

In responding to the COVID-19 pandemic, CMS announced a new, targeted inspection plan to focus inspections on urgent patient safety threats and infection control, therefore causing a shift in the number of nursing homes inspected and how the inspections are conducted. As this change would disrupt the inspection domain of the Nursing Home Five Star Quality Rating System, results of inspections conducted on or after March 4, 2020 will not be used to calculate a nursing home’s health inspection star ratings. In addition, on June 25, 2020, CMS announced that beginning July 29, 2020, data used to calculate measures in the Five Star Quality ratings system will be based on the data collection period ending December 31, 2019 so as to exclude data from resident assessments that are impacted by the waiver associated with the public health emergency.

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

Facilities with otherwise acceptable regulatory histories generally are normally given an opportunity to correct deficiencies and continue their participation in the Medicare and Medicaid programs by a certain date, usually within nine months, although where denial of payment remedies are asserted, such interim remedies go into effect much sooner. Facilities with deficiencies that immediately jeopardize patient health and safety and those that are classified as poor performing facilities, however, are not generally given an opportunity to correct their deficiencies prior to the imposition of remedies and other enforcement actions. Moreover, facilities with poor regulatory histories continue to be classified by CMS as poor performing facilities notwithstanding any intervening change in ownership, unless the new owner obtains a new Medicare provider agreement instead of assuming the facility's existing agreement. However, new owners (including us, historically) nearly always assume the existing Medicare provider agreement due to the difficulty and time delays generally associated with obtaining new Medicare certifications, especially in previously certified locations with sub-par operating histories. Accordingly, facilities that have poor regulatory histories before we acquire them and that develop new deficiencies after we acquire them are more likely to have sanctions imposed upon them by CMS or state regulators.

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

Regulations Specific to Senior Living Communities

As previously mentioned, senior living services revenue is primarily derived from private pay residents, with a small portion of senior living revenue (approximately 11% of total other revenue) derived from Medicaid funds. Thus, some of the regulations discussed above applicable to Medicaid providers, also apply to senior living. However, the following provides a brief overview of the regulatory framework applicable specifically to senior living.

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

Results of Operations

We believe we exist to dignify and transform post-acute care. We set out a strategy to achieve our goal of ensuring our patients are receiving the best possible care through our ability to acquire, integrate and improve our operations. Our results serve as a strong indicator that our strategy is working and our transformation is underway. We experienced healthy census growth during the first two months of 2020, achieving record revenue and net income. However, we experienced sharp declines in census beginning in late March 2020, which was attributable to concerns relating to the COVID-19 pandemic.
Our net revenues for the three months ended June 30, 2020 continued to be impacted by COVID-19 as we experience revenue lost from a decline in occupancy which was partially offset by our skilled mix changes. To respond to the COVID-19 pandemic and ease the healthcare system burdens, a series of temporary waivers and guidance issued by CMS, including a waiver of the requirement to have a three-day stay in a hospital to get Medicare coverage of a skilled nursing stay as well as the authorization of renewed SNF coverage without having to start a new benefit period for certain beneficiaries who recently exhausted their SNF benefits. As our communities experience surges of COVID-19 cases, our patients needs have required the use of skilled care, resulting in an increase in Medicare Part A days. In addition, the FMAP program have been designed to enhance the reimbursements to provide additional funding to cover COVID related expenses in selected states. In the second quarter, we recorded FMAP revenue of $12.4 million, which directly offset against COVID-19 related expenses we incurred in those states. See Recent Activities for further information.

Our total revenue for the quarter increased $91.8 million, or 18.6% while our diluted continuing operations GAAP earning per share grew more than 97.3%, from $0.37 to $0.73, compared to the second quarter in 2019. Over the past four quarters, we have continued to make progress on initiatives which we established more than two years ago. Including our foundational structure of local operations that are the centers of excellence in the communities they serve. As part of this focus, we have been able to expand our relationships with doctors, hospitals and managed care plans. Revenue from our transitional and skilled services collectively increased by more than 7%. We have also strengthened our collection process as well as identified non-clinical areas where we can manage spending. These operational fundamentals coupled with the reduction of interest expense due to the deferral of tax payments and proceeds from Medicare Accelerated and Advance Payment Program resulted in strong second quarter performance.

The following table sets forth details of operating results for our revenue, expenses and earnings, and their respective components, as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Service revenue	100.0%	100.0%	100.0%	100.0%
Expense:
Cost of services	77.3	80.1	77.2	79.5
Rent—cost of services	5.6	6.3	5.5	6.4
General and administrative expense	5.4	5.2	5.4	5.5
Depreciation and amortization	2.3	2.5	2.3	2.5
Total expenses	90.6	94.1	90.4	93.9
Income from operations	9.4	5.9	9.6	6.1
Other income (expense):
Interest expense	(0.4)	(0.8)	(0.5)	(0.8)
Interest and other income	0.2	0.1	0.2	0.1
Other expense, net	(0.2)	(0.7)	(0.3)	(0.7)
Income before provision for income taxes	9.2	5.2	9.3	5.4
Provision for income taxes	2.3	0.9	2.2	1.0
Net income from continuing operations	6.9	4.3	7.1	4.4
Net income from discontinued operations, net of tax	—	1.7	—	1.5
Net income	6.9	6.0	7.1	5.9
Less: net income attributable to noncontrolling interests in continuing operations	0.1	—	0.1	—
Net income attributable to noncontrolling interests in discontinued operations	—	—	—	—
Net income attributable to The Ensign Group, Inc.	6.8%	6.0%	7.0%	5.9%

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Non-GAAP Financial Measures:	(In thousands)
Performance Metrics
EBITDA from continuing operations(1)	$68,599	$40,989	$138,759	$82,782
EBITDA total(2)	$68,599	$50,714	$138,759	$100,881

Adjusted EBITDA from continuing operations(1)	$72,383	$44,440	$146,191	$89,055
Adjusted EBITDA total(2)	$72,383	$56,776	$146,191	$113,532

Valuation Metric
Adjusted EBITDAR(3)	$104,842		$210,958
(1) EBITDA and Adjusted EBITDA represents results without discontinued operations of the Spin-Off, which occurred on October 1, 2019.
(2) EBITDA and Adjusted EBITDA total for 2019 represents results inclusive of discontinued operations.
(3) Presented for current year only.

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

The table below reconciles net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Consolidated statements of income data:	(In thousands)
Net income	$40,688	$28,925	$81,890	$56,532
Less: net income attributable to noncontrolling interests in continuing operations	440	116	793	201
Less: net income from discontinued operations	—	8,141	—	14,183
Add: Interest expense, net	1,211	3,379	4,178	6,488
Provision for income taxes	13,535	4,576	26,159	9,851
Depreciation and amortization	13,605	12,366	27,325	24,295
EBITDA from continuing operations	68,599	40,989	138,759	82,782
EBITDA from discontinued operations(c)	—	9,725	—	18,099
EBITDA	$68,599	$50,714	$138,759	$100,881

Results related to operations not at full capacity(a)	197	365	539	629
Stock-based compensation expense	3,528	2,930	6,763	5,385
Acquisition related costs(b)	34	49	83	76
Rent related to items above	25	107	47	183
Adjusted EBITDA from continuing operations	72,383	44,440	146,191	89,055
Adjusted EBITDA from discontinued operations(c)	—	12,336	—	24,477
Adjusted EBITDA	$72,383	$56,776	$146,191	$113,532
Rent—cost of services	32,484	31,222	64,814	61,403
Less: rent related to items above	(25)	(107)	(47)	(183)
Adjusted rent from continuing operations	32,459	31,115	64,767	61,220
Adjusted rent included in discontinued operations	—	5,836	—	11,434

Adjusted EBITDAR from continuing operations	$104,842		$210,958

(a) Represents results of operations not at full capacity during the period presented.
(b) Costs incurred to acquire operations which are not capitalizable.
(c) All adjustments included in the table below are presented within net income from discontinued operations, net of tax.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Net income from discontinued operations, net of tax	$8,141	$14,183
Less: net income attributable to noncontrolling interests in discontinued operations	200	350
Add: Interest and other income, net	(10)	(22)
Provision for income taxes	976	2,801
Depreciation and amortization	818	1,487
EBITDA from discontinued operations	$9,725	$18,099

Losses related to operations in the start-up phase	82	318
Stock-based compensation expense	372	869
Spin-Off transaction costs	1,658	4,648
Acquisition related costs	497	533
Rent related to items above	2	10
Adjusted EBITDA from discontinued operations	$12,336	$24,477

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Revenue

	Three Months Ended June 30,
	2020		2019
	$	%	$	%

	(Dollars in thousands)
Transitional and skilled services	$556,779	95.2%	$469,238	95.2%
All other (1)	27,920	4.8	23,678	4.8
Total revenue	$584,699	100.0%	$492,916	100.0%
(1) Includes revenue from rental income and services generated from our senior living services, rental income and other ancillary services.

Our total revenue increased $91.8 million, or 18.6%, compared to the three months ended June 30, 2019. The increase in revenue was primarily driven by an increase in our skilled mix days and revenue per patient day from Same Facilities and Transitioning Facilities in our transitional and skilled services operations, along with the impact of acquisitions. Total revenue from operations acquired on or subsequent to July 1, 2019 increased our consolidated revenue by $48.2 million during the three months ended June 30, 2020, when compared to the same period in 2019. In addition, we recorded $12.4 million of FMAP revenue, which correlate directly to the additional COVID-19 expenses incurred. All FMAP revenue is included in Medicaid revenue.

Transitional and Skilled Services

The following table presents the transitional and skilled services revenue and key performance metrics by category during the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Change	% Change

Total Facility Results:	(Dollars in thousands)
Transitional and skilled revenue	556,779	$469,238	$87,541	18.7%
Number of facilities at period end	193	171	22	12.9%
Number of campuses at period end*	23	22	1	4.5%
Actual patient days	1,530,286	1,472,798	57,488	3.9%
Occupancy percentage — Operational beds	73.4%	79.4%		(6.0)%
Skilled mix by nursing days	29.7%	29.0%		0.7%
Skilled mix by nursing revenue	51.4%	48.7%		2.7%

	Three Months Ended June 30,
	2020	2019	Change	% Change

Same Facility Results(1):	(Dollars in thousands)
Transitional and skilled revenue	$433,889	$405,095	$28,794	7.1%
Number of facilities at period end	152	152	—	—%
Number of campuses at period end*	15	15	—	—%
Actual patient days	1,165,243	1,253,908	(88,665)	(7.1)%
Occupancy percentage — Operational beds	73.7%	79.6%		(5.9)%
Skilled mix by nursing days	31.4%	30.4%		1.0%
Skilled mix by nursing revenue	53.4%	50.5%		2.9%

	Three Months Ended June 30,
	2020	2019	Change	% Change

Transitioning Facility Results(2):	(Dollars in thousands)
Transitional and skilled revenue	$51,092	$45,604	$5,488	12.0%
Number of facilities at period end	16	16	—	—%
Number of campuses at period end*	4	4	—	—%
Actual patient days	147,658	154,072	(6,414)	(4.2)%
Occupancy percentage — Operational beds	76.1%	79.9%		(3.8)%
Skilled mix by nursing days	25.5%	21.9%		3.6%
Skilled mix by nursing revenue	43.2%	36.9%		6.3%

	Three Months Ended June 30,
	2020	2019	Change	% Change

Recently Acquired Facility Results(3):	(Dollars in thousands)
Transitional and skilled revenue	$71,798	$15,689	$56,109	NM
Number of facilities at period end	25	2	23	NM
Number of campuses at period end*	4	3	1	NM
Actual patient days	217,385	55,850	161,535	NM
Occupancy percentage — Operational beds	70.1%	74.5%		NM
Skilled mix by nursing days	23.5%	21.1%		NM
Skilled mix by nursing revenue	45.0%	37.6%		NM

	Three Months Ended June 30,
	2020	2019	Change	% Change

	(Dollars in thousands)
Facility Closed Results(4):
Skilled nursing revenue	$—	$2,850	$(2,850)	NM
Actual patient days	—	8,968	(8,968)	NM
Occupancy percentage — Operational beds	—%	66.1%		NM
Skilled mix by nursing days	—%	16.9%		NM
Skilled mix by nursing revenue	—%	34.6%		NM
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
(4)Facility Closed results represents closed operations during the three months ended June 30, 2019, which were excluded from Same Facilities results for the three months ended June 30, 2019 and 2020 for comparison purposes.

Transitional and skilled services revenue increased $87.5 million, or 18.7%, compared to the three months ended June 30, 2019. Of the $87.5 million increase, Medicare revenue increased $56.2 million, or 47.3%, Medicaid custodial revenue increased $30.4 million, or 15.8%, Medicaid skilled revenue increased $4.6 million, or 14.4% and private and other revenue increased $0.5 million, or 1.3%. These increases are partially offset by the decrease in managed care revenue of $4.2 million or 4.8%.

Revenue in our Same Facilities increased $28.8 million, or 7.1%. The impact of COVID-19 resulted in a decrease of occupancy of 5.9%. The decline in our occupancy is mainly in our non-skilled patient days, which is being offset by a shift to higher Medicare days. Our skilled mix days increased by 1.0% coupled with an increase from our revenue daily rate of 13.0%, including the impact of 2% sequestration reversal, resulting in an increase in skilled mix revenue of $17.2 million. In addition, included in total revenue for Same Facilities is $9.7 million of Medicaid revenue related to FMAP program.

We began experiencing a significant decline our Medicaid custodial and private patient days related to COVID-19 during the second quarter of 2020. Our Medicaid census decreased by 7.7%, but is offset by an increase in our Medicaid daily rate of 5.9% as a result of our successful participation in the quality improvement programs and the supplemental programs in various states.

Revenue generated by our Transitioning Facilities increased $5.5 million, or 12.0%, primarily due to an increase in Medicare patient days of 19.1% coupled with the increase in revenue daily rate of 12.5% offset by the decrease of 6.2% in non-skilled patient days. We experienced and continued to see a shift in higher patient acuity, resulting in an increase in skilled mix revenue of $4.2 million, or 25.7%, compared to the three months ended June 30, 2019.

Transitional and skilled services revenue generated by Recently Acquired Facilities increased by approximately $56.1 million compared to the three months ended June 30, 2019. We acquired 24 operations between July 1, 2019 and June 30, 2020 across six states.
In the future, if we acquire additional turnaround or start-up operations, we expect to see lower occupancy rates and skilled mix, and these metrics are expected to vary from period to period based upon the maturity of the facilities within our portfolio. Historically, we have generally experienced lower occupancy rates, lower skilled mix at Recently Acquired Facilities and therefore, we anticipate generally lower overall occupancy during years of growth.
The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate (1):

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Skilled Nursing Average Daily Revenue Rates:
Medicare	$670.86	$600.18	$598.49	$533.45	$646.18	$613.79	$661.05	$594.59
Managed care	497.79	458.01	466.67	423.61	481.16	420.45	493.10	454.37
Other skilled	537.06	492.87	521.15	443.91	348.72	341.70	530.57	488.04
Total skilled revenue	589.05	521.14	542.50	480.74	579.18	498.63	584.08	517.71
Medicaid	235.96	222.87	244.76	233.09	217.95	223.66	234.02	224.27
Private and other payors	231.70	230.30	241.66	218.00	210.49	207.80	229.76	227.22
Total skilled nursing revenue	$346.41	$314.68	$320.26	$284.72	$301.88	$280.00	$337.55	$310.16
(1) These rates exclude additional FMAP revenue we recognized as part of The Family First Coronavirus Response Act and include sequestration reversal of 2%.

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 11.8% and 12.2%, respectively, compared to the three months ended June 30, 2019. The increase is attributable to the 2.4% net market basket increase that became effective in October 2019 coupled with our continued shift towards higher acuity patients. Included in revenue for the three months ended June 30, 2019 is the results of two months of the temporary suspension of the 2% Medicare sequestration, which started on May 1, 2020 and will go through December 31, 2020. In addition, our new payment model, PDPM, became effective on October 1, 2019.

Our average Medicaid rates increased 4.3% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states. Medicaid rates exclude the amount of FMAP revenue we recorded.

Payor Sources as a Percentage of Skilled Nursing Services. We use our skilled mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods.

The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Percentage of Skilled Nursing Revenue:
Medicare	29.6%	23.4%	25.7%	20.6%	31.6%	20.7%	29.5%	23.1%
Managed care	15.0	19.0	13.8	13.2	12.3	14.2	14.6	18.2
Other skilled	8.8	8.1	3.7	3.1	1.1	2.7	7.3	7.4
Skilled mix	53.4	50.5	43.2	36.9	45.0	37.6	51.4	48.7
Private and other payors	7.2	8.1	10.6	12.7	8.2	7.8	7.7	8.5
Medicaid	39.4	41.4	46.2	50.4	46.8	54.6	40.9	42.8
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Percentage of Skilled Nursing Days:
Medicare	15.3%	12.2%	13.7%	11.1%	14.8%	9.5%	15.1%	12.0%
Managed care	10.5	13.0	9.5	8.9	7.7	9.5	10.0	12.4
Other skilled	5.6	5.2	2.3	1.9	1.0	2.1	4.6	4.6
Skilled mix	31.4	30.4	25.5	21.9	23.5	21.1	29.7	29.0
Private and other payors	10.8	11.4	14.1	16.3	11.7	10.5	11.3	12.0
Medicaid	57.8	58.2	60.4	61.8	64.8	68.4	59.0	59.0
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Other

Our other revenue increased by $4.2 million, or 17.9% to $27.9 million, compared to the three months ended June 30, 2019. Other revenue for the second quarter in 2020 includes senior living revenue of $14.9 million; mobile diagnostics revenue of $6.5 million, medical transportation revenue of $4.4 million and rental and other ancillary operations revenue of $2.1 million. The increase in other revenue is due to acquisitions and rental income from Pennant.
Cost of Services

The following table sets forth total cost of services for continuing operations of our transitional and skilled services and "All Other" category for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	2020		2019		Change
	$	%(1)	$	%(1)	$	%

Transitional and skilled services	$431,080	77.4%	$373,992	79.7%	$57,088	15.3%
All other	20,669	74.0	20,750	87.6	(81)	(0.4)
Total cost of services	$451,749	77.3%	$394,742	80.1%	$57,007	14.4%
(1) This represents cost of services as a percentage of revenue.

Consolidated cost of services increased $57.0 million, or 14.4% compared to the three months ended June 30, 2019. Consolidated cost of services as a percentage of revenue decreased by 2.8%.

Transitional and Skilled Services

Cost of services related to our transitional and skilled services segment increased $57.1 million, or 15.3%, due primarily to additional costs for COVID-19 related expenses and at Recently Acquired Facilities. Cost of services as a percentage of revenue decreased to 77.4% from 79.7%, a decrease of 2.3%. We experienced an increase in expenses related to COVID-19, including wages, supplies and additional therapy costs. These increases were offset with better collections and lower costs of insurance expenses.

Rent — cost of services. Our rent — cost of services as a percentage of total revenue decreased by 0.7% to 5.6%, primarily due to our recent acquisitions including real estate assets, coupled with the growth in revenue outpacing the increase in rent expense.
General and administrative expense. General and administrative expense increased $5.6 million or 21.6%, to $31.4 million.This increase was primarily due to increases in wages to support growth. In addition, general and administrative expense as a percentage of revenue increased by 0.3% to 5.4%.
Depreciation and amortization. Depreciation and amortization expense increased $1.2 million, or 10.0%, to $13.6 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations. Depreciation and amortization decreased 0.2%, to 2.3%, as a percentage of revenue.
Other expense, net. Other expense, net as a percentage of revenue decreased by 0.5%, to 0.2%. Other expense primarily includes interest expense related to borrowings under our credit facility. During the quarter, we were able to utilize the proceeds from Medicare Accelerated and Advance Payment Program and deferral tax programs to reduce the amount outstanding on our revolving credit facility. Most of these deferral programs expired in July 2020.
Provision for income taxes.  Our effective tax rate was 25.0% for the three months ended June 30, 2020, compared to 18.0% for the same period in 2019. The higher effective tax rate reflects a decrease in tax benefit from stock-based payment awards. See Note 15, Income Taxes, in the Notes to Condensed Consolidated Financial Statements for further discussion.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Revenue

	Six Months Ended June 30,
	2020		2019
	$	%	$	%

	(Dollars in thousands)
Transitional and skilled services	1,115,184	95.0%	918,496	95.3%
All other (1)	59,128	5.0	45,728	4.7
Total revenue	$1,174,312	100.0%	$964,224	100.0%
(1) Includes revenue from rental income and services generated from our senior living services, rental income and other ancillary services.

Our total revenue increased $210.1 million, or 21.8%, compared to the six months ended June 30, 2019. The increase in revenue was primarily driven by an increase in our skilled mix days and revenue per patient day from Same Facilities and Transitioning Facilities in our transitional and skilled services operations, along with the impact of acquisitions. Total revenue from operations acquired on or subsequent to July 1, 2019 increased our consolidated revenue by $88.8 million during the six months ended June 30, 2020, when compared to the same period in 2019. In addition, we recorded $13.1 million of FMAP payments received.

Transitional and Skilled Services

The following table presents the transitional and skilled services revenue and key performance metrics by category during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change	% Change

Total Facility Results:	(Dollars in thousands)
Transitional and skilled revenue	1,115,184	918,496	$196,688	21.4%
Number of facilities at period end	193	171	22	12.9%
Number of campuses at period end*	23	22	1	4.5%
Actual patient days	3,173,676	2,879,167	294,509	10.2%
Occupancy percentage — Operational beds	76.4%	79.4%		(3.0)%
Skilled mix by nursing days	29.5%	29.5%		—%
Skilled mix by nursing revenue	50.8%	49.2%		1.6%

	Six Months Ended June 30,
	2020	2019	Change	% Change

Same Facility Results(1):	(Dollars in thousands)
Transitional and skilled revenue	$876,403	$805,535	$70,868	8.8%
Number of facilities at period end	152	152	—	—%
Number of campuses at period end*	15	15	—	—%
Actual patient days	2,431,203	2,494,206	(63,003)	(2.5)%
Occupancy percentage — Operational beds	76.9%	79.8%		(2.9)%
Skilled mix by nursing days	31.5%	30.7%		0.8%
Skilled mix by nursing revenue	53.1%	50.8%		2.3%

	Six Months Ended June 30,
	2020	2019	Change	% Change

Transitioning Facility Results(2):	(Dollars in thousands)
Transitional and skilled revenue	$102,568	$89,805	$12,763	14.2%
Number of facilities at period end	16	16	—	—%
Number of campuses at period end*	4	4	—	—%
Actual patient days	307,982	303,266	4,716	1.6%
Occupancy percentage — Operational beds	79.4%	78.8%		0.6%
Skilled mix by nursing days	24.7%	22.3%		2.4%
Skilled mix by nursing revenue	41.8%	37.4%		4.4%

	Six Months Ended June 30,
	2020	2019	Change	% Change

Recently Acquired Facility Results(3):	(Dollars in thousands)
Transitional and skilled revenue	$136,213	$17,764	$118,449	NM
Number of facilities at period end	25	2	23	NM
Number of campuses at period end*	4	3	1	NM
Actual patient days	434,491	63,831	370,660	NM
Occupancy percentage — Operational beds	71.6%	71.9%		NM
Skilled mix by nursing days	21.8%	20.4%		NM
Skilled mix by nursing revenue	42.3%	36.5%		NM

	Six Months Ended June 30,
	2020	2019	Change	% Change

	(Dollars in thousands)
Facility Closed Results(4):
Skilled nursing revenue	$—	$5,392	$(5,392)	NM
Actual patient days	—	17,864	(17,864)	NM
Occupancy percentage — Operational beds	—%	66.2%		NM
Skilled mix by nursing days	—%	16.9%		NM
Skilled mix by nursing revenue	—%	34.6%		NM
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
(4)Facility Closed results represents closed operations during the three months ended June 30, 2019, which were excluded from Same Facilities results for the six months ended June 30, 2019 and 2020 for comparison purposes.

Transitional and skilled services revenue increased $196.7 million, or 21.4%, compared to the six months ended June 30, 2019. Of the $196.7 million increase, Medicare and managed care revenue increased $109.8 million, or 27.1%, Medicaid custodial revenue increased $70.1 million, or 18.7% Medicaid skilled revenue increased $10.2 million, or 16.3% and private and other revenue increased $6.6 million, or 8.6%.

The increase in revenue was primarily driven by strong performance across our transitional and skilled services operations during the first quarter of 2020, which grew first quarter revenue by $109.1 million. We began experiencing the impact of COVID-19 during our second quarter, which negatively impacted our census by 6.0%. This was offset by our strong census in the first quarter, resulting in a net occupancy decline of 3.0% for the six months ended June 30, 2020. The occupancy decline was offset by the increase in skilled mix days due to a continuous shift toward high acuity patients. Total revenue from all operations acquired on or subsequent to January 1, 2019 increased our consolidated revenue by $88.8 million during the six months ended June 30, 2020, when compared to the same period in 2019.

Revenue in our Same Facilities increased $70.9 million, or 8.8%. The impact of COVID-19 resulted in a decrease in occupancy of 2.9%. The decline in our occupancy is mainly in our non-skilled patient days, which is being offset by the shift toward high acuity patients. Our skilled days increased by 0.8%, coupled with an increase in our skilled revenue daily rate of 10.6%, resulting in an increase in skilled mix revenue of $42.4 million, or 10.7%. In addition, included in total revenue for Same Facilities is $10.4 million of Medicaid revenue related to FMAP program.

We began experiencing a significant decline our Medicaid custodial and private patient days related to COVID-19 during the second quarter of 2020. Our Medicaid census decreased by 2.9% but is offset by an increase in our Medicaid daily rate of 4.9% as a result of our successful participation in the quality improvement programs and the supplemental programs in various states.

Revenue generated by our Transitioning Facilities increased $12.8 million, or 14.2%, primarily due to increases in our daily rate and patient days compared to the six months ended June 30, 2019, demonstrating our ability to transition these healthcare operations that were acquired two and three years ago. In addition, we continued to see a shift toward higher acuity patients. Our skilled days increased by 2.4%, coupled with an increase from our skilled mix revenue daily rate of 9.6%.

Transitional and skilled services revenue generated by Recently Acquired Facilities increased by approximately $118.4 million compared to the six months ended June 30, 2019. We acquired 24 operations between July 1, 2019 and June 30, 2020 across six states.
In the future, if we acquire additional turnaround or start up-operations, we expect to see lower occupancy rates and skilled mix, and these metrics are expected to vary from period to period based upon the maturity of the facilities within our portfolio. Historically, we have generally experienced lower occupancy rates, lower skilled mix at Recently Acquired Facilities and therefore, we anticipate generally lower overall occupancy during years of growth.
The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate (1):

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Skilled Nursing Average Daily Revenue Rates:
Medicare	$670.19	$598.59	$591.98	$532.66	$640.72	$606.06	$659.51	$592.89
Managed care	486.12	455.96	459.72	425.46	460.35	426.54	481.46	453.16
Other skilled	530.41	492.22	500.48	462.71	334.43	346.66	522.09	489.47
Total skilled revenue	575.38	520.26	528.81	482.30	563.00	498.84	570.34	517.29
Medicaid	233.45	222.62	241.58	231.61	215.45	225.11	231.54	223.83
Private and other payors	232.89	229.92	239.48	222.35	211.29	198.65	230.38	227.54
Total skilled nursing revenue	$341.02	$315.07	$312.17	$285.85	$290.78	$277.35	$331.33	$311.00
(1) These rates exclude additional FMAP revenue we recognized as part of The Family First Coronavirus Response Act.

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 12.0% and 11.1%, respectively, compared to the six months ended June 30, 2019. Included in revenue for the six months ended June 30, 2020 is the results of two months of the temporary suspension of the 2% Medicare sequestration, which started on May 1, 2020 and will go through December 31, 2020. In addition, our new payment model, PDPM, became effective on October 1, 2019.

Our average Medicaid rates increased 3.4% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states.

Payor Sources as a Percentage of Skilled Nursing Services. We use our skilled mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods.

The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Percentage of Skilled Nursing Revenue:
Medicare	27.4%	23.9%	23.1%	20.6%	29.2%	19.8%	27.2%	23.5%
Managed care	17.2	18.9	15.0	13.6	11.7	14.1	16.3	18.2
Other skilled	8.5	8.0	3.7	3.2	1.4	2.6	7.3	7.5
Skilled mix	53.1	50.8	41.8	37.4	42.3	36.5	50.8	49.2
Private and other payors	7.4	8.1	11.0	12.2	9.2	8.9	7.9	8.4
Medicaid	39.5	41.1	47.2	50.4	48.5	54.6	41.3	42.4
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Percentage of Skilled Nursing Days:
Medicare	13.9%	12.5%	12.2%	11.1%	13.2%	9.1%	13.7%	12.3%
Managed care	12.0	13.0	10.2	9.1	7.4	9.2	11.2	12.5
Other skilled	5.6	5.2	2.3	2.1	1.2	2.1	4.6	4.7
Skilled mix	31.5	30.7	24.7	22.3	21.8	20.4	29.5	29.5
Private and other payors	10.7	11.4	14.3	15.4	12.8	12.0	11.4	11.8
Medicaid	57.8	57.9	61.0	62.3	65.4	67.6	59.1	58.7
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Other

Our other revenue increased by $13.4 million, or 29.3% to $59.1 million, compared to the six months ended June 30, 2019. Other revenue for the first half of 2020 includes senior living revenue of $30.1 million; mobile diagnostics revenue of $14.4 million, medical transportation revenue of $10.7 million and rental and other ancillary operations revenue of $3.9 million. The increase in other revenue is due to acquisitions and rental income from Pennant.
Cost of Services

The following table sets forth total cost of services for continuing operations of our transitional and skilled services and "All Other" category for the periods indicated (dollars in thousands):

	Six Months Ended June 30,
	2020		2019		Change
	$	%(1)	$	%(1)	$	%

Transitional and skilled services	$861,667	77.3%	$727,309	79.2%	$134,358	18.5%
All other	44,603	75.4	39,422	86.2	5,181	13.1
Total cost of services	$906,270	77.2%	$766,731	79.5%	$139,539	18.2%
(1) This represents cost of services as a percentage of revenue.

Consolidated cost of services increased $139.5 million, or 18.2% compared to the six months ended June 30, 2019. Consolidated cost of services as a percentage of revenue decreased by 2.3% to 77.2%.

Transitional and Skilled Services

Cost of services related to our transitional and skilled services segment increased $134.4 million, or 18.5%, due primarily to additional costs at Recently Acquired Facilities, which accounted for 85.7 million of the increase. Cost of services as a percentage of revenue decreased to 77.3% from 79.2%, a decrease of 1.9%.

Rent — cost of services. Our rent — cost of services as a percentage of total revenue decreased by 0.9% to 5.5%, primarily due to our recent acquisitions including real estate assets, coupled with the growth in revenue outpacing the increase in rent expense.
General and administrative expense. General and administrative expense increased $10.6 million or 19.9%, to $63.7 million. This increase was primarily due to increases in wages to support growth. In addition, general and administrative expense as a percentage of revenue decreased by 0.1% to 5.4%.
Depreciation and amortization. Depreciation and amortization expense increased $3.0 million, or 12.5%, to $27.3 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations. Depreciation and amortization decreased 0.2%, to 2.3%, as a percentage of revenue.

Other expense, net. Other expense, net as a percentage of revenue decreased by 0.4%, to 0.3%. Other expense primarily includes interest expense related to borrowings under our credit facility. Interest expense during the second quarter of 2020 decreased as we were able to utilize the proceeds from Medicare Accelerated and Advance Payment Program and deferral tax programs to reduce the amount outstanding on our revolving credit facility.
Provision for income taxes.  Our effective tax rate was 24.2% for the six months ended June 30, 2020, compared to 18.9% for the same period in 2019. The higher effective tax rate reflects a decrease in tax benefit from stock-based payment awards. See Note 15, Income Taxes, in the Notes to Condensed Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our revolving credit facilities. Our liquidity as of June 30, 2020 is impacted by cash receipt from Provider Relief Fund and Medicare Accelerated and Advance Payment Program, and deferral social security taxes and estimated federal income taxes for the first and second quarters of 2020 under the CARES Act.
Historically, we have primarily financed the majority of our acquisitions through the financing of our operating subsidiaries through mortgages, our revolving credit facility, and cash generated from operations. Cash paid to fund acquisitions was $0.4 million, and $42.4 million for the six months ended June 30, 2020 and 2019, respectively. Total capital expenditures for property and equipment were $27.1 million and $32.1 million for the six months ended June 30, 2020 and 2019, respectively. We currently have approximately $42.0 million budgeted for renovation projects for 2020, which incorporates the temporary suspension of non-essential capital expenditure projects. We believe our current cash balances, our cash flow from operations and the amounts available under our credit facility will be sufficient to cover our operating needs for at least the next 12 months.

We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of June 30, 2020 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of June 30, 2020, we held debt security investments of approximately $48.9 million, which were split between AA, A and BBB rated securities. We believe our debt security investments that were in an unrealized loss position as of June 30, 2020 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date, including the recent developments related to COVID-19, that would indicate any other-than-temporary impairment.

As mentioned above, one primary source of cash is generated from our ongoing operations. Our positive cash flows have supported our business and have allowed us to pay regular dividends to our stockholders. We currently anticipate that existing cash and total investments as of June 30, 2020, along with projected operating cash flows and available financing, will support our normal business operations for the foreseeable future. Given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 outbreak, we will continue to evaluate the nature and extent of the impact to our business and financial position.

The following table presents selected data on our continuing operations from our condensed consolidated statement of cash flows for the periods presented:

	Six Months Ended June 30,
	2020	2019

Net cash provided by/(used in):	(In thousands)
Continuing operating activities	$174,138	$52,825
Continuing investing activities	(28,326)	(74,451)
Continuing financing activities	(3,249)	33,937
Net increase in cash and cash equivalents from discontinued operations	—	(4,352)
Net increase in cash and cash equivalents	142,563	7,959
Cash and cash equivalents beginning of period, including cash of discontinued operations	59,175	31,083
Cash and cash equivalents end of period, including cash of discontinued operations	$201,738	$39,042
Less cash of discontinued operations at end of period	—	43
Cash and cash equivalents at end of period	$201,738	$38,999

Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in assets and liabilities.
The $121.3 million increase in cash provided by continuing operating activities for the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to higher net income and changes in working capital in the first two quarters of 2020. Changes in working capital was driven by deferred payment of the employer portion of social security taxes, strong accounts receivable collections, deferred payments of income taxes, timing of accrued expenses and accrued wages and related liabilities.
Investing Activities
Investing cash flows consist primarily of capital expenditures, investment purchases and cash used for acquisitions.
The decrease in cash used in continuing investing activities for the six months ended June 30, 2020 compared to the same period in 2019 of $46.1 million was primarily due to a decrease in cash used for acquisitions, net of escrow deposits, of $42.0 million coupled with a decrease in capital expenditures of $5.0 million.
Financing Activities
Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, proceeds from the Medicare Accelerated and Advance Payment Program, proceeds from the Provider Relief Fund and proceeds from the sale of shares of common stock through employee equity incentive plans.

The decrease in cash provided by continuing financing activities for the six months ended June 30, 2020 compared to the same period in 2019 of $37.1 million was primarily due to a net repayment of $180.8 million in the first two quarters of 2020 compared to a net borrowing of $34.0 million in the same period in 2019. Additionally, during the first two quarters of 2020 we repurchased $25.0 million of common stock under our authorized common stock repurchase programs. We did not have any repurchases of common stock in the first two quarters of 2019. The decreases are offset by proceeds received under the Medicare Accelerated and Advance Payment Program of $98.9 million, as well as proceeds received under the Provider Relief Funds of $108.8 million.

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

Mortgage Loans and Promissory Note

As of June 30, 2020, 19 of our subsidiaries are under mortgage loans insured with Department of Housing and Urban Development (HUD) for an aggregate amount of $115.0 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear fixed interest rates range of 2.6% to 3.5% per annum. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. For the majority of the loans, the prepayment fee is 10% during the first three years and is reduced by 3% in the fourth year of the loan, and reduced by 1% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The term of the mortgage loans are 25 to 35-years.

In addition to the HUD mortgage loans above, we have two promissory notes. The notes bear fixed interest rates of 5.3% and 4.3% per annum and the term of the notes are 12 years and 10 months, respectively. The 12 year note which was used for an acquisition is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.

Operating Leases
During the second quarter of 2020, 163 of our facilities are under long-term lease arrangements, of which 85 of the operations are under the triple-net Master Leases with CareTrust REIT, Inc. (CareTrust). In connection with the Spin-Off, 11 of the original 94 properties were transferred to Pennant. Of the 11 properties, two of the senior living operations are located on the same real estate properties as the skilled nursing facilities. The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each master lease, our individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%. At our option, we can extend the Master Leases for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease.
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

In February 2020, the FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848)" which provides temporary, optional practical expedients and exceptions to enable a smoother transition to the new reference rates which will replace LIBOR and other reference rates expected to be discontinued. Adoption of the provisions of ASU 2020-04 is optional. The amendments are effective for all entities from the beginning of the interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. We are currently evaluating the impact of ASU. 2020-04 on our financial position, results of operations and liquidity.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had approximately $5.8 million on our Credit Facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

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
At June 30, 2020, our subsidiaries had $30.0 million outstanding under our revolving credit facility. We have outstanding indebtedness under mortgage loans insured with Department of Housing and Urban Development (HUD) and two promissory notes to third parties of $119.6 million.

Our cash and cash equivalents as of June 30, 2020 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of June 30, 2020, we held debt security investments of approximately $48.9 million which were split between AA, A, and BBB rated securities. We believe our debt security investments that were in an unrealized loss position as of June 30, 2020 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date, including the recent developments related to COVID-19, that would indicate any other-than-temporary impairment. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of June 30, 2020 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Litigation — We are party to various legal actions and administrative proceedings, and are subject to various claims arising in the ordinary course of business, including claims that services provided to patients by our independent operating entities have resulted in injury or death and claims related to employment and commercial matters. Although we intend to vigorously defend against these claims, there can be no assurance that the outcomes of these matters will not have a material adverse effect on operational results and financial condition. In certain states in which we have or have had independent operating entities, insurance coverage for the risk of punitive damages arising from general and professional liability litigation may not be available due to state law and/or public policy prohibitions. There can be no assurance that our independent operating entities will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available.

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

Additionally, the U.S. House of Representatives Select Subcommittee on the Coronavirus Crisis has launched an investigation into the coronavirus crisis in nursing homes. In June 2020, the Company received a document request from the House Select Subcommittee. The Company is cooperating with this inquiry; however, it is not possible to predict the ultimate outcome of any such investigation or what other investigations or regulatory responses may result from the investigation and could have a material adverse effect on our reputation, business, financial condition and results of operations

In addition to the potential lawsuits and claims described above, we are also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payor. A violation may provide the basis for exclusion from Federally-funded healthcare programs. Such exclusions could have a correlative negative impact on our financial performance. Under the qui tam or "whistleblower" provisions of the FCA, a private individual with knowledge of fraud may bring a claim on behalf of the federal government and receive a percentage of the federal government's recovery. Due to these whistleblower incentives, lawsuits have become more frequent. For example, and despite the decision of the U.S. Department of Justice to decline participation in litigation based on the subject matter of its previously issued Civil Investigative Demand, the qui tam relator may continue on with the lawsuit and pursue claims that one or more of the Company' independent operating entities have allegedly violated the False Claims Act and/or the Anti-Kickback Statute.

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

In May 2009, Congress passed the Fraud Enforcement and Recovery Act (FERA) which made significant changes to the Federal False Claims Act (FCA) and expanded the types of activities subject to prosecution and whistleblower liability. Following changes by FERA, health care providers face significant penalties for the knowing retention of government overpayments, even if no false claim was involved. Health care providers can now be liable for knowingly and improperly avoiding or decreasing an obligation to pay money or property to the government. This includes the retention of any government overpayment. The government can argue, therefore, that an FCA violation can occur without any affirmative fraudulent action or statement, as long as it is knowingly improper. In addition, FERA extended protections against retaliation for whistleblowers, including protections not only for employees, but also contractors and agents. Thus, an employment relationship is generally not required in order to qualify for protection against retaliation for whistleblowing.

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
We and our independent operating subsidiaries have been, and continue to be, subject to claims and legal actions that arise in the ordinary course of business, including potential claims related to patient care and treatment (professional negligence claims) as well as employment related claims. While we have been able to settle these types of claims without an ongoing material adverse effect on our business, a significant increase in the number of these claims, or an increase in the amounts owing should plaintiffs be successful in their prosecution of future claims, could materially adversely affect the Company’s business, financial condition, results of operations and cash flows.
Claims and suits, including class actions, continue to be filed against us and other companies in the post-acute care industry. We and our independent operating entities have been subjected to, and are currently involved in, class action litigation alleging violations (alone or in combination) of State and Federal wage and hour law as related to the alleged failure to pay wages, to timely provide and authorize meal and rest breaks; and other such similar causes of action. We do not believe that the ultimate resolution of these actions will have a material adverse effect on our business, cash flows, financial condition or results of operations.
Medicare Revenue Recoupments — We and our independent operating subsidiaries are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments resulting from reviews conducted via RAC, PSC and MIC (collectively referred to as Reviews). CMS has suspended all Targeted Probe and Educate program activity due to the State of Emergency. Accordingly, as of June 30, 2020, none of our independent operating subsidiaries had Reviews scheduled, on appeal, or are in a dispute resolution process, both pre- and post-payment. Once the suspension period has been lifted our previously in-progress reviews could begin again. We anticipate that these Reviews will reconvene and could increase in frequency in the future.

Item 1A. RISK FACTORS
Risks Related to Our Business and Industry

We face numerous risks related to the recent outbreak of COVID-19, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

The COVID-19 pandemic has spread across the globe and disrupted economies around the world, including the markets in which we operate. The rapid spread of the virus has led to the implementation of various responses, including federal, state and local government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel, and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers. In March, the outbreak was declared a pandemic by the World Health Organization, and the Health and Human Services Secretary declared a public health emergency in the United States in response to the outbreak. Additionally, the CDC has stated that older adults are at a higher risk for serious illness from the coronavirus. The extent to which COVID-19 will continue impacting our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, additional or modified government actions, new information which may emerge concerning the severity of the virus and the actions taken to contain the virus or treat its impact, among others.

In response to COVID-19, federal, state and local regulators have both implemented new regulations and waived existing regulations in an effort to promote efficient care delivery to decrease the spread of COVID-19. While the majority of these changes are beneficial by reducing regulatory burdens, these accommodations may also have an adverse effect through increased legal and operational costs related to compliance with changes and monitoring for future changes. Additionally, most of the accommodations are limited in duration to the COVID-19 public health emergency, thus there may be significant operational change requirements on short notice. Also, the reinstatement of waived state and federal regulations may not occur simultaneously, requiring heightened monitoring to ensure compliance.

To date, regulatory changes have impacted a number of operational areas in our business, including the following: patient privacy and patient rights; use of telehealth; employment, including benefits, leave, credentialing, worker’s compensation, workplace safety; tax rates and deadlines; Medicare and Medicaid conditions of participation and conditions of payment; quality reporting; and insurance premiums.

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

•increased costs and staffing requirements related to additional protocols implemented in connection with CDC and related isolation procedures, including obligations to test patients and staff for COVID-19;

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

•potential repayments of relief funds received as changes in federal guidelines are published; and

•negative impacts on our patients' ability or willingness to pay for healthcare services and our third parties' ability or willingness to pay rents.

The extent and duration of the impact of the COVID-19 pandemic on our stock price is uncertain, our stock price may be more volatile, and our ability to raise capital could be impaired.
Our revenue could be impacted by federal and state changes to reimbursement and other aspects of Medicare.

We derived 29.9% and 28.2% of our revenue from the Medicare programs for the three and six months ended June 30, 2020, respectively and 24.1% and 24.4% for the three and six months ended June 30, 2019, respectively. In addition, many other payors may use published Medicare rates as a basis for reimbursements. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, or if there are delays in Medicare payments, our business and results of operations will be adversely affected.

The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), annual caps that limit the amount that can be paid (including deductible and coinsurance amounts) administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past and could in the future result in substantial reductions in our revenue and operating margins. For example, see Item 1., Government Regulation, Sequestration of Medicare Rates.

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
A significant portion of reimbursement for skilled nursing services comes from Medicaid. In fact, Medicaid is our largest source of revenue, accounting for 44.9% and 44.5% of our revenue for the three and six months ended June 30, 2020, respectively and 46.2% and 45.9% for the three and six months ended June 30, 2019, respectively. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. Since a significant portion of our revenue is generated from our skilled nursing operating subsidiaries in California, Texas and Arizona, any budget reductions or delays in these states could adversely affect our net patient service revenue and profitability. Despite present state budget surpluses in many of the states in which we operate, we can expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities, and any such decline could adversely affect our financial condition and results of operations.
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
•Gave authority to U.S. Department of Health and Human Services (HHS) to establish, test and evaluate alternative payment methodologies for Medicare services, many of which have been developed, focusing on incentives for providers to coordinate patient care across the continuum and to be jointly accountable for an entire episode of care centered around a hospitalization.

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

In cases where claim and documentation review by any CMS contractor results in repeated poor performance, an operation can be subjected to protracted oversight. This oversight may include repeat education and re-probe, extended pre-payment review, referral to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement outside of specifically reviewed claims. Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. CMS has suspended all Targeted Probe and Educate program activity due to the State of Emergency. Accordingly, as of June 30, 2020, none of our independent operating subsidiaries had Reviews scheduled, on appeal, or are in a dispute resolution process, both pre- and post-payment. Once the suspension period is lifted, the previously in-progress reviews could start again. We anticipate that these Reviews will reconvene and could increase in frequency in the future.

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

Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the three and six months ended June 30, 2020, 74.8% and 72.7% of our revenue was provided by government payors that reimburse us at predetermined rates, respectively. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

We have in the past been subject to class action litigation involving claims of violations of various regulatory requirements. While we have been able to settle these claims without an ongoing material adverse effect on our business, future claims could be brought that may materially affect our business, financial condition and results of operations. Other claims and suits, including class actions, continue to be filed against us and other companies in our industry. For example, there has been an increase in the number of wage and hour class action claims filed in several of the jurisdictions where we are present. Allegations typically include claimed failures to permit or properly compensate for meal and rest periods, or failure to pay for time worked. If there were a significant increase in the number of these claims or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, this could have a material adverse effect to our business, financial condition, results of operations and cash flows.

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

During the six months ended June 30, 2020, we expanded our operations through a combination of long-term leases and real estate purchases, with the addition of three stand-alone skilled nursing operations and one stand-alone senior living operation. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our acquisitions, and our business may suffer.

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

In responding to the COVID-19 pandemics, CMS announced a new, targeted inspection plan to focus inspections on urgent patient safety threats and infection control, therefore causing a great shift in the number of nursing homes inspected and how the inspections are conducted. As this change would disrupt the inspection domain of the Nursing Home Five Star Quality Rating System, results of inspection conducted on or after March 4, 2020 will not be used to calculate a nursing home’s health inspection star ratings. In addition, on June 25, 2020, CMS announced that beginning July 29, 2020, data used to calculate measures in the Five Star Quality rating system will be based on the data collection period ending December 31, 2019 so as to exclude data from resident assessments that are impacted by the waiver associated with the public health emergency.

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

We have maintained general and professional liability insurance since 2002 and workers' compensation insurance since 2005 through a wholly owned subsidiary insurance company, Standardbearer Insurance Company, Ltd. (Standardbearer), to insure our self-insurance reimbursements (SIR) and deductibles as part of a continually evolving overall risk management strategy. We establish the insurance loss reserves based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we, along with an independent actuary, develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle or pay damages with respect to unpaid claims. It is possible, however, that the actual liabilities may exceed our estimates of loss. We may also experience an unexpectedly large number of successful claims or claims that result in costs or liability significantly in excess of our projections. For these and other reasons, our self-insurance reserves could prove to be inadequate, resulting in liabilities in excess of our available insurance and self-insurance. If a successful claim is made against us and it is not covered by our insurance or exceeds the insurance policy limits, our business may be negatively and materially impacted.

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

As of June 30, 2020, we leased 163 of our 225 affiliated facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.

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

We maintain the Credit Facility with a lending consortium arranged by Truist with a revolving line of credit of up to $350.0 million in aggregate principal amount. As of June 30, 2020, our operating subsidiaries had $30.0 million outstanding under our Credit Facility. Nineteen of our subsidiaries are under mortgage loans insured with Department of Housing and Urban Development (HUD) for an aggregate amount of $115.0 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The terms of the mortgage loans range from 25- to 35-years. We also had outstanding promissory notes of approximately $4.6 million as of June 30, 2020. The term of the note is 12 years and 10 months. Because these mortgage loans are insured with HUD, our borrower subsidiaries under these loans are subject to HUD oversight and periodic inspections.

In addition, we had $1.7 billion of future operating lease obligations as of June 30, 2020. We intend to continue financing our operating subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

We are a holding company with no direct operating assets, employees or revenues. Each of our affiliated facilities is operated through a separate, wholly owned, independent subsidiary, which has its own management, employees and assets. Our principal assets are the equity interests we directly or indirectly hold in our multiple operating and real estate holding subsidiaries. As a result, we are dependent upon distributions from our subsidiaries to generate the funds necessary to meet our financial obligations and pay dividends. Our subsidiaries are legally distinct from us and have no obligation to make funds available to us. The ability of our subsidiaries to make distributions to us will depend substantially on their respective operating results and will be subject to restrictions under, among other things, the laws of their jurisdiction of organization, which may limit the amount of funds available for distribution to investors or stockholders, agreements of those subsidiaries, the terms of our financing arrangements and the terms of any future financing arrangements of our subsidiaries.

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

Certain of our indebtedness is made at variable interest rates that use the London Interbank Offered Rate, or LIBOR (or metrics derived from or related to LIBOR), as a benchmark for establishing the interest rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established, or alternative reference rates to be established. The potential consequences cannot be fully predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows. In addition, any transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. This could materially and adversely affect our results of operations, cash flows, and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks.

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

THE ENSIGN GROUP, INC.

August 5, 2020	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer and Executive Vice President (Principal Financial Officer and Duly Authorized Officer)