Form 10-Q
period 2020-09-30
ENSIGN GROUP, INC
filed 2020-10-28
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2020.
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
As of October 26, 2020, 54,241,788 shares of the registrant’s common stock, $0.001 par value, were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

PART I.

Item 1.        FINANCIAL STATEMENTS

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019

	(In thousands, except par values)
Assets
Current assets:
Cash and cash equivalents	$175,380	$59,175
Accounts receivable—less allowance for doubtful accounts of $6,053 and $2,472 at September 30, 2020 and December 31, 2019, respectively	294,151	308,985
Investments—current	17,577	17,754
Prepaid income taxes	13,550	739
Prepaid expenses and other current assets	25,969	24,428
Total current assets	526,627	411,081
Property and equipment, net	783,187	767,565
Right-of-use assets	1,027,434	1,046,901
Insurance subsidiary deposits and investments	31,768	30,571
Escrow deposits	35	14,050
Deferred tax assets	3,435	4,615
Restricted and other assets	31,777	26,207
Intangible assets, net	2,959	3,382
Goodwill	54,469	54,469
Other indefinite-lived intangibles	3,299	3,068
Total assets	$2,464,990	$2,361,909
Liabilities and equity
Current liabilities:
Accounts payable	$50,971	$44,973
Accrued wages and related liabilities	177,115	151,009
Lease liabilities—current	47,342	44,964
Accrued self-insurance liabilities—current	33,022	29,252
CARES Act Provider Relief Fund and advance payment liabilities (Note 3)	123,988	—
Other accrued liabilities	89,625	70,273
Current maturities of long-term debt	3,139	2,702
Total current liabilities	525,202	343,173
Long-term debt—less current maturities	113,222	325,217
Long-term lease liabilities—less current portion	952,866	973,983
Accrued self-insurance liabilities—less current portion	62,016	58,114
Other long-term liabilities (Note 3)	46,140	5,278
Total liabilities	1,699,446	1,705,765

Commitments and contingencies (Notes 16, 18 and 19)
Equity
Ensign Group, Inc. stockholders' equity:
Common stock: $0.001 par value; 100,000 shares authorized; 56,926 and 54,135 shares issued and outstanding at September 30, 2020, respectively, and 56,176 and 53,487 shares issued and outstanding at December 31, 2019, respectively (Note 20)	57	56
Additional paid-in capital	328,347	307,914
Retained earnings	507,554	391,523
Common stock in treasury, at cost, 2,791 and 2,079 shares at September 30, 2020 and December 31, 2019, respectively (Note 20)	(71,203)	(45,296)
Total Ensign Group, Inc. stockholders' equity	764,755	654,197
Non-controlling interest	789	1,947
Total equity	765,544	656,144
Total liabilities and equity	$2,464,990	$2,361,909
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In thousands, except per share data)
Revenue	$599,255	$512,109	$1,773,567	$1,476,333
Expense:
Cost of services	465,108	410,516	1,371,378	1,177,246
Rent—cost of services	32,504	31,875	97,318	93,278
General and administrative expense	32,817	25,514	96,493	78,622
Depreciation and amortization	13,757	13,405	41,082	37,700
Total expenses	544,186	481,310	1,606,271	1,386,846
Income from operations	55,069	30,799	167,296	89,487
Other income (expense):
Interest expense	(1,740)	(3,900)	(7,698)	(11,513)
Interest and other income	850	732	2,630	1,857
Other expense, net	(890)	(3,168)	(5,068)	(9,656)
Income before provision for income taxes	54,179	27,631	162,228	79,831
Provision for income taxes	10,866	5,093	37,026	14,944
Net income from continuing operations	43,313	22,538	125,202	64,887
Net income from discontinued operations, net of tax (Note 4)	—	5,290	—	19,473
Net income	43,313	27,828	125,202	84,360
Less:
Net income attributable to noncontrolling interests in continuing operations	253	390	1,045	591
Net income attributable to noncontrolling interests in discontinued operations (Note 4)	—	279	—	629
Net income attributable to noncontrolling interests	253	669	1,045	1,220
Net income attributable to The Ensign Group, Inc.	$43,060	$27,159	$124,157	$83,140

Amounts attributable to The Ensign Group, Inc.:
Income from continuing operations attributable to The Ensign Group, Inc.	$43,060	$22,148	$124,157	$64,296
Income from discontinued operations, net of income tax (Note 4)	—	5,011	—	18,844
Net income attributable to The Ensign Group, Inc.	$43,060	$27,159	$124,157	$83,140
Net income per share attributable to The Ensign Group, Inc.:
Basic:
Continuing operations	$0.81	$0.41	$2.33	$1.20
Discontinued operations	—	0.09	—	0.35
Basic income per share attributable to The Ensign Group, Inc.	$0.81	$0.50	$2.33	$1.55
Diluted:
Continuing operations	$0.77	$0.39	$2.23	$1.15
Discontinued operations	—	0.09	—	0.33
Diluted income per share attributable to The Ensign Group, Inc.	$0.77	$0.48	$2.23	$1.48
Weighted average common shares outstanding:
Basic	53,328	53,941	53,299	53,470
Diluted	55,713	56,364	55,585	56,054
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
Balance - January 1, 2020	53,487	$56	$307,914	$391,523	2,079	$(45,296)	$1,947	$656,144
Issuance of common stock to employees and directors resulting from the exercise of stock options	148	—	1,552	—	—	—	—	1,552
Issuance of restricted stock	723	1	3,085	—	—	—	—	3,086
Dividends declared ($0.0500 per share)	—	—	—	(2,683)	—	—	—	(2,683)
Employee stock award compensation	—	—	3,235	—	—	—	—	3,235
Repurchase of common stock (Note 20)	(692)	—	—	—	692	(25,000)	—	(25,000)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	352	352
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(720)	(720)
Net income attributable to the Ensign Group, Inc.	—	—	—	40,849	—	—	—	40,849
Balance - March 31, 2020	53,666	$57	$315,786	$429,689	2,771	$(70,296)	$1,579	$676,815
Issuance of common stock to employees and directors resulting from the exercise of stock options	31	—	456	—	—	—	—	456
Issuance of restricted stock	75	—	—	—	—	—	—	—
Shares of common stock used to satisfy tax withholding obligations	(17)	—	—	—	17	(753)	—	(753)
Dividends declared ($0.0500 per share)	—	—	—	(2,718)	—	—	—	(2,718)
Employee stock award compensation	—	—	3,528	—	—	—	—	3,528
Net income attributable to noncontrolling interest	—	—	—	—	—	—	440	440
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(240)	(240)
Net income attributable to the Ensign Group, Inc.	—	—	—	40,248	—	—	—	40,248
Balance - June 30, 2020	53,755	$57	$319,770	$467,219	2,788	$(71,049)	$1,779	$717,776
Issuance of common stock to employees and directors resulting from the exercise of stock options	340	—	4,404	—	—	—	—	4,404
Issuance of restricted stock	43	—	—	—	—	—	—	—
Shares of common stock used to satisfy tax withholding obligations	(3)	—	—	—	3	(154)	—	(154)
Dividends declared ($0.0500 per share)	—	—	—	(2,725)	—	—	—	(2,725)
Employee stock award compensation	—	—	4,173	—	—	—	—	4,173
Net income attributable to noncontrolling interest	—	—	—	—	—	—	253	253
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(1,243)	(1,243)
Net income attributable to the Ensign Group, Inc.	—	—	—	43,060	—	—	—	43,060
Balance - September 30, 2020	54,135	$57	$328,347	$507,554	2,791	$(71,203)	$789	$765,544

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total

Balance - January 1, 2019	52,584	$55	$284,384	$344,901	1,932	$(38,405)	$11,405	$602,340
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	371	—	5,616	—	—	—	—	5,616
Dividends declared ($0.0475 per share)	—	—	—	(2,543)	—	—	—	(2,543)
Employee stock award compensation	—	—	2,612	—	—	—	—	2,612
Noncontrolling interest attributable to subsidiary equity plan (Note 17)	—	—	—	(317)	—	—	658	341
Cumulative effect of accounting change, net of tax	—	—	—	9,030	—	—	—	9,030
Net income attributable to noncontrolling interest	—	—	—	—	—	—	235	235
Net income attributable to the Ensign Group, Inc.	—	—	—	27,372	—	—	—	27,372
Balance - March 31, 2019	52,955	$55	$292,612	$378,443	1,932	$(38,405)	$12,298	$645,003
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	326	—	3,213	—	—	—	—	3,213
Shares of common stock used to satisfy tax withholding obligations	(9)	—	—	—	9	(485)	—	(485)
Dividends declared ($0.0475 per share)	—	—	—	(2,559)	—	—	—	(2,559)
Employee stock award compensation	—	—	3,066	—	—	—	—	3,066
Noncontrolling interest attributable to subsidiary equity plan (Note 17)	—	—	—	(2,497)	—	—	2,733	236
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(92)	(92)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	316	316
Net income attributable to the Ensign Group, Inc.	—	—	—	28,609	—	—	—	28,609
Balance - June 30, 2019	53,272	$55	$298,891	$401,996	1,941	$(38,890)	$15,255	$677,307
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	200	$—	$1,828	$—	—	$—	$—	$1,828
Repurchase of common stock	(105)	—	—	—	105	(5,000)	—	(5,000)
Dividends declared ($0.0475 per share)	—	—	—	(2,564)	—	—	—	(2,564)
Employee stock award compensation	—	—	2,961	—	—	—	—	2,961
Repurchase of common stock attributable to subsidiary equity plan (Note 17)	—	—	—	—	—	—	(394)	(394)
Noncontrolling interest attributable to subsidiary equity plan (Note 17)	—	—	—	(177)	—	—	194	17
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(177)	(177)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	669	669
Net income attributable to the Ensign Group, Inc.	—	—	—	27,159	—	—	—	27,159
Balance - September 30, 2019	53,367	$55	$303,680	$426,414	2,046	$(43,890)	$15,547	$701,806

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$125,202	$84,360
Net income from discontinued operations, net of tax	—	(19,473)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,082	37,700
Impairment of long-lived assets	2,681	1,471
Amortization of deferred financing fees	630	876
Non-cash leasing arrangement (Note 18)	337	134
Deferred income taxes	1,179	—
Provision for doubtful accounts	4,193	824
Stock-based compensation	10,936	8,215
Cash received from insurance proceeds related to replacement properties and business interruptions	282	803
Gain on insurance claims and disposal of assets	—	(3,026)
Change in operating assets and liabilities
Accounts receivable	11,441	(27,847)
Prepaid income taxes	(12,811)	3,677
Prepaid expenses and other assets	(7,468)	2,755
Operating lease obligations	(542)	(7,427)
Accounts payable	7,197	(4,623)
Accrued wages and related liabilities	29,194	14,493
Other accrued liabilities	19,333	8,487
Accrued self-insurance liabilities	8,433	4,686
Other long-term liabilities	40,862	2,992
Net cash provided by continuing operating activities	282,161	109,077
Net cash provided by discontinued operating activities (Note 4)	—	23,296
Net cash provided by operating activities	282,161	132,373
Cash flows from investing activities:
Purchase of property and equipment	(37,824)	(49,857)
Cash payments for business acquisitions (Note 9)	—	(6,455)
Cash payments for asset acquisitions (Note 9)	(23,077)	(75,305)
Escrow deposits	(35)	(50)
Escrow deposits used to fund acquisitions	14,050	7,271
Cash proceeds from the sale of assets and insurance proceeds	359	7,835
Purchases of investments	(14,648)	(11,042)
Maturities of investments	13,626	8,306
Other restricted assets	(936)	(1,886)
Net cash used in continuing investing activities	(48,485)	(121,183)
Net cash used in discontinued investing activities (Note 4)	—	(22,985)
Net cash used in investing activities	(48,485)	(144,168)
Cash flows from financing activities:
Proceeds from revolving credit facility and other debt (Note 16)	380,600	895,000
Payments on revolving credit facility and other debt (Note 16)	(592,255)	(863,494)
Issuance of common stock upon exercise of options	6,412	7,376
Repurchase of shares of common stock to satisfy tax withholding obligations	(907)	(485)
Repurchase of shares of common stock and subsidiary shares (Note 17)	—	(5,000)
Repurchase of shares of common stock (Note 20)	(25,000)	—
Dividends paid	(8,106)	(7,626)
Non-controlling interest distribution	(2,203)	(269)
Proceeds from CARES Act Provider Relief Fund and Medicare Advance Payment Program(Note 3)	235,976	—
Repayments of CARES Act Provider Relief Fund and Medicare Advance Payment Program(Note 3)	(111,988)	—
Net cash (used in)/provided by continuing financing activities	(117,471)	25,502
Net cash used in discontinued financing activities	—	(394)
Net cash (used in)/provided by financing activities	(117,471)	25,108
Net increase in cash and cash equivalents	116,205	13,313
Cash and cash equivalents beginning of period, including cash of discontinued operations	59,175	31,083
Cash and cash equivalents end of period, including cash of discontinued operations	175,380	44,396
Less cash of discontinued operations at end of period	—	47
Cash and cash equivalents end of period	$175,380	$44,349
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Nine Months Ended September 30,
(In thousands)	2020	2019
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,467	$11,446
Income taxes	$48,620	$16,358
Lease liabilities	$97,533	$111,391
Non-cash financing and investing activity:
Accrued capital expenditures	$2,900	$3,500
Accrued dividends declared	$2,725	$2,564
Right-of-use assets obtained in exchange for new operating lease obligations	$14,669	$52,606

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, shares and options in thousands, except per share data)
1. DESCRIPTION OF BUSINESS
The Company - The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company, through its operating subsidiaries, is a provider of health care services across the post-acute care continuum. As of September 30, 2020, the Company operated 226 facilities and other ancillary operations located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Massachusetts, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. The Company's operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, senior living and other ancillary services. The Company's operating subsidiaries have a collective capacity of approximately 23,000 operational skilled nursing beds and 2,300 senior living units. As of September 30, 2020, the Company operated 163 facilities under long-term lease arrangements, and had options to purchase 11 of those 163 facilities. The Company owned an additional 93 real estate properties, which included 63 facilities operated and managed by the Company, 31 senior living operations leased to The Pennant Group, Inc. as part of the Spin-Off (defined below), and the Service Center location. Of those 31 senior living operations, two are located on the same real estate properties as the skilled nursing facilities.
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

Spin-Off Transaction — On October 1, 2019, the Company completed the separation of its transitional and skilled nursing services, home health and hospice operations and substantially all of its senior living operations into two separate, publicly traded companies (the Spin-Off). Upon completion of the Spin-Off, the Company restructured its operations. The Company operates and reports one reportable operating segment: transitional and skilled services. The Company believes that this structure reflects its current operational and financial management, and provides the best structure for the Company to focus on growth opportunities while maintaining financial discipline.

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

Other Information — The accompanying condensed consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 (collectively, the Interim Financial Statements) are unaudited. Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2019 which are included in the Company’s Annual Report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

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
The condensed consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest. Additionally, the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities are entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's relationship with variable interest entities was not material during the three and nine months ended September 30, 2020 and 2019.
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

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and determined there were impairment charges of $2,681 and $1,471 during the three and nine months ended September 30, 2020 and 2019, respectively.

Leases and Leasehold Improvements - The Company leases skilled nursing facilities, senior living facilities and commercial office space. On January 1, 2019, the Company adopted Accounting Standards Codification Topic 842, Leases (ASC 842), electing the transition method that allows it to apply the standard as of the adoption date and record a cumulative adjustment in retained earnings. The Company determines if an arrangement is a lease at the inception of each lease. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating or finance lease. As of September 30, 2020, the Company does not have any leases that are classified as finance leases. Rights and obligations of operating leases are included as right-of-use assets, current lease liabilities and long-term lease liabilities on the Company's condensed consolidated balance sheet. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of future lease payments. The Company utilized a third-party valuation specialist to assist in estimating the incremental borrowing rate.

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
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual test for impairment during the fourth quarter of each year. The Company did not identify any goodwill or intangible asset impairment during the nine months ended September 30, 2020 and 2019.
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
The Company’s policy is to accrue amounts equal to the actuarial estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued general liability and professional malpractice liabilities on an undiscounted basis, net of anticipated insurance recoveries, were $53,759 and $46,984 as of September 30, 2020 and December 31, 2019, respectively.
 The Company’s operating subsidiaries are self-insured for workers’ compensation in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual specific excess insurance coverage that insures individual claims that exceed $500 per occurrence. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 per occurrence. The Company’s operating subsidiaries in all other states, with the exception of Washington, are under a loss sensitive plan that insures individual claims that exceed $350 per occurrence. In Washington, the operating subsidiaries' coverage is financed through premiums paid by the employers and employees. The claims and benefit payments are managed through a state insurance pool. Outside of California, Texas and Washington, the Company has purchased insurance coverage that insures individual claims that exceed $350 per accident. In all states except Washington, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis, net of estimated recoveries, in the accompanying condensed consolidated balance sheets and were $25,230 and $25,419 as of September 30, 2020 and December 31, 2019, respectively.
In addition, the Company has recorded an asset and equal liability of $7,239 and $7,999 at September 30, 2020 and December 31, 2019, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis.
The Company self-funds medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $300 for each covered person with an additional one-time aggregate individual stop loss deductible of $75. The Company's policy does not include the additional one-time aggregate individual stop loss deductible of $75. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $8,810 and $6,964 as of September 30, 2020 and December 31, 2019, respectively.
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

Noncontrolling Interest — The noncontrolling interest in a subsidiary is initially recognized at estimated fair value on the acquisition date and is presented within total equity in the Company's condensed consolidated balance sheets. The Company presents the noncontrolling interest and the amount of consolidated net income attributable to The Ensign Group, Inc. in its condensed consolidated statements of income. Net income per share is calculated based on net income attributable to The Ensign Group, Inc.'s stockholders. The carrying amount of the noncontrolling interest is adjusted based on an allocation of subsidiary earnings based on ownership interest.

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

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounting Standards Recently Issued but Not Yet Adopted by the Company

In December 2019, the FASB issued ASU 2019-12 "Simplifying the Accounting for Income Taxes (Topic 740)" as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020 and the Company has elected not to early adopt this ASU. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its financial position, results of operations and liquidity.

In February 2020, the FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848)," which provides temporary, optional practical expedients and exceptions to enable a smoother transition to the new reference rates which will replace LIBOR and other reference rates expected to be discontinued. Adoption of the provisions of ASU 2020-04 is optional. The amendments are effective for all entities from the beginning of the interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact of ASU 2020-04 on its financial position, results of operations and liquidity.

In May 2020, the SEC issued Final Rule Release No. 33-10786 “Amendments to Financial Disclosures about Acquired and Disposed Businesses” (“SEC Rule 33-10786”), which amends the disclosure requirements applicable to acquisitions and dispositions of businesses. Amendments within SEC Rule 33-10786 primarily impact (1) the tests and thresholds used to determine the significance of acquisitions and dispositions; (2) the form and content of pro forma information required to be disclosed in connection with significant acquisitions and dispositions; (3) acquiree financial statement requirements; and (4) thresholds used to determine the significance of acquisitions and dispositions of real estate operations, and related financial statement requirements, among others. The amendments are effective for all SEC registrants beginning January 1, 2021, with early compliance permitted. The Company does not expect the amendments to have a material impact on its condensed consolidated financial statements.

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

In response to the COVID-19 pandemic, Congress passed the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the CARES Act), which was signed into law on March 27, 2020, and which authorized the cash distribution of relief funds to healthcare providers. On April 10, 2020, the Company began to receive CARES Act provider relief fund payments (Provider Relief Fund) from the U.S. Department of Health and Human Services (HHS). Through September 30, 2020, the Company's affiliated operations have directly or indirectly received in the aggregate approximately $132,052 in Provider Relief Funds. The Company returned $108,756 of the funds received to an agent of HHS in mid-July 2020. The Company received $23,296 of Provider Relief Funds in the third quarter as part of the $5.0 billion Nursing Home Infection Control distribution to be used to protect residents of nursing homes and long-term care facilities from the impact of COVID-19. The Company intends to repay the entire distribution received during the third quarter, but has not yet begun the repayment process. As of September 30, 2020, the Company recorded the Provider Relief Funds as a short-term liability on the condensed consolidated balance sheet.

HHS has announced that it intends to issue another round of Provider Relief Funds to skilled nursing facilities that pass two gateway qualification tests based upon a facility’s COVID-19 infection and mortality rates. In order to qualify, facilities must demonstrate COVID-19 infection rates below the rate of infection in the counties they are located and demonstrate mortality rates below nationally established performance thresholds for nursing home residents infected with COVID-19. Facilities that qualify during each of the monthly performance periods, running from September 2020 through December 2020, will be eligible for additional funds based upon their aggregate performance on these infection and mortality measures. To date, the Company has not received additional funding related to this distribution.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Additionally, the Company applied for and received $103,924 through the Medicare Accelerated and Advance Payment Program under the CARES Act for the nine months ended September 30, 2020. The purpose of the program is to assist in providing needed liquidity to care delivery providers. The Company repaid $3,232 of the funds in July 2020. In October 2020, the Centers for Medicare and Medicaid Services (CMS) released updated payment guidance to extend the repayment period beginning one year from the date the accelerated or advance payment was issued through lump sum payments or recoupment of future Medicare billings. Any unpaid funds will begin accruing interest 15 months after the repayment period. The Company's repayment period will start in March 2021. As of September 30, 2020, the Company has classified $100,692 the remaining cash receipts as a short-term liability.

On March 18, 2020, the President signed into law The Family First Coronavirus Response Act, which provided a temporary 6.2% increase to the Federal Medical Assistance Percent (FMAP) effective January 1, 2020. The law permits states to retroactively change their state's Medicaid program rates effective as of January 1, 2020. The law provides discretion to each state and specifies that the funds are to be used to reimburse the recipient for healthcare related expenses that are attributable to COVID-19 associated with providing patient care. As of September 30, 2020, nine of the fourteen states in which the Company operates have approved a state-specific FMAP Medicaid program. Revenues from these additional payments are recognized in accordance with ASC 606, subject to variable consideration constraints. In certain operations where the Company received additional payments that exceeded expenses incurred related to COVID-19, the Company characterized such payments as variable revenue that required additional consideration and accordingly, the amount of FMAP-related revenue recognized is limited to the actual COVID-19 related expenses incurred. For the three months ended September 30, 2020, the Company received $17,344 in FMAP funding, of which, $11,691 was recognized as revenue. For the nine months ended September 30, 2020, the Company received $32,455 in FMAP funding, of which, $24,825 was recognized as revenue.

The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due by December 31, 2021 with the remaining 50% due by December 31, 2022. The Company recorded $33,231 of deferred payment of social security taxes as a long-term liability, which is included in Other long-term liabilities in the condensed consolidated balance sheets as of September 30, 2020.

4. SPIN-OFF OF SUBSIDIARIES

On October 1, 2019, the Company completed the separation of its transitional and skilled nursing services, ancillary businesses, home health and hospice operations and substantially all of its senior living operations into two separate, publicly traded companies:

•Ensign, which includes skilled nursing and senior living services, physical, occupational and speech therapies and other rehabilitative and healthcare services at 226 healthcare facilities and campuses, post-acute-related ancillary operations and real estate investments; and
•The Pennant Group, Inc. (Pennant), which is a holding company of operating subsidiaries that provide home health, hospice and senior living services.
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

Ensign and Pennant entered into several agreements in connection with the Spin-Off, including a transition services agreement (TSA), separation and distribution agreement, tax matters agreement and an employee matters agreement. Pursuant to the TSA, Ensign, Pennant and their respective subsidiaries are providing various services to each other on an interim, transitional basis. Services being provided by Ensign include, among others, certain finance, information technology, human resources, employee benefits and other administrative services. The TSA will terminate on or before September 30, 2021. Billings by Ensign under the TSA were not material during the three and nine months ended September 30, 2020.

Immediately after the Spin-Off, Ensign ceased to consolidate the results of Pennant operations into its financial results. Pennant's operating results and cash flows for the three and nine months ended September 30, 2019 presented have been classified as discontinued operations within the Condensed Consolidated Financial Statements.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents the financial results of Pennant for the indicated period and does not include corporate overhead allocations:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

	(In thousands)
Revenue	$88,398	$249,039
Expense:
Cost of services	67,289	187,560
Rent—cost of services	5,853	17,295
General and administrative expense	6,196	16,672
Depreciation and amortization	914	2,402
Total expenses	80,252	223,929
Income from discontinued operations	8,146	25,110
Interest income	4	26
Provision for income taxes	2,860	5,663
Income from discontinued operations, net of tax	5,290	19,473

Net income attributable to discontinued noncontrolling interests	279	629
Net income attributable to The Ensign Group, Inc.	$5,011	$18,844

The Company incurred transaction costs of $9,119 related to the Spin-Off since commencing in 2018, of which $3,261 and $7,909 is reflected in the Company's condensed consolidated statement of operations as discontinued operations for the three and nine months ended September 30, 2019, respectively. Transaction costs primarily consist of third-party advisory, consulting, legal and professional services, as well as other items that are incremental and one-time in nature that are related to the separation.

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

Revenue from the Medicare and Medicaid programs accounted for 75.1% and 73.5% for the three and nine months ended September 30, 2020, respectively, and 70.2% and 70.3% for the three and nine months ended September 30, 2019, respectively. Settlements with Medicare and Medicaid payors for retroactive adjustments due to audits and reviews are considered variable consideration and are included in the determination of the estimated transaction price. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity. Consistent with healthcare industry practices, any changes to these revenue estimates are recorded in the period the change or adjustment becomes known based on the final settlement. The Company recorded adjustments to revenue which were not material to the Company's condensed consolidated revenue for the three and nine months ended September 30, 2020 and 2019.

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
Revenue for the three and nine months ended September 30, 2020 and 2019 is summarized in the following tables:

	Three Months Ended September 30,
	2020		2019
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$222,192	37.1%	$205,945	40.2%
Medicare	189,237	31.6	119,633	23.4
Medicaid — skilled	38,232	6.4	34,080	6.6
Total Medicaid and Medicare	449,661	75.1	359,658	70.2
Managed care	87,648	14.6	88,542	17.3
Private and other(1)	61,946	10.3	63,909	12.5
Revenue	$599,255	100.0%	$512,109	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the three months ended September 30, 2020 and 2019. During the three months ended September 30, 2020 and 2019, private and other payors includes $4,065 and $660 of rental income, respectively.

	Nine Months Ended September 30,
	2020		2019
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$672,506	37.9%	$586,222	39.7%
Medicare	519,865	29.3	355,141	24.1
Medicaid — skilled	110,626	6.3	96,323	6.5
Total Medicaid and Medicare	1,302,997	73.5	1,037,686	70.3
Managed care	271,993	15.3	258,205	17.5
Private and other(1)	198,577	11.2	180,442	12.2
Revenue	$1,773,567	100.0%	$1,476,333	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the nine months ended September 30, 2020 and 2019. During the nine months ended September 30, 2020 and 2019, private and other payors includes $12,295 and $2,085 of rental income, respectively.

Balance Sheet Impact
Included in the Company’s condensed consolidated balance sheets are contract balances, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company had no material contract liabilities and contract assets as of September 30, 2020 and December 31, 2019, or activity during the three and nine months ended September 30, 2020 and 2019.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Accounts receivable as of September 30, 2020 and December 31, 2019, is summarized in the following table:

	September 30, 2020	December 31, 2019
Medicaid	$114,925	$125,443
Managed care	57,249	70,015
Medicare	64,331	53,163
Private and other payors	63,699	62,836
	300,204	311,457
Less: allowance for doubtful accounts	(6,053)	(2,472)
Accounts receivable, net	$294,151	$308,985

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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income from continuing operations	$43,313	$22,538	$125,202	$64,887
Less: net income attributable to noncontrolling interests in continuing operations	253	390	1,045	591
Net income from continuing operations attributable to The Ensign Group, Inc.	43,060	22,148	124,157	64,296
Net income from discontinued operations, net of tax	—	5,290	—	19,473
Less: net income attributable to noncontrolling interests in discontinued operations	—	279	—	629
Net income from discontinued operations, net of tax	—	5,011	—	18,844
Net income attributable to The Ensign Group, Inc.	$43,060	$27,159	$124,157	$83,140

Denominator:
Weighted average shares outstanding for basic net income per share	53,328	53,941	53,299	53,470
Basic net income per common share:
Income from continuing operations	$0.81	$0.41	$2.33	$1.20
Income from discontinued operations	—	0.09	—	0.35
Net income attributable to The Ensign Group, Inc.	$0.81	$0.50	$2.33	$1.55

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income from continuing operations	$43,313	$22,538	$125,202	$64,887
Less: net income attributable to noncontrolling interests in continuing operations	253	390	1,045	591
Net income from continuing operations attributable to The Ensign Group, Inc.	43,060	22,148	124,157	64,296
Net income from discontinued operations, net of tax	—	5,290	—	19,473
Less: net income attributable to noncontrolling interests in discontinued operations	—	279	—	629
Net income from discontinued operations, net of tax	—	5,011	—	18,844
Net income attributable to The Ensign Group, Inc.	$43,060	$27,159	$124,157	$83,140

Denominator:
Weighted average common shares outstanding	53,328	53,941	53,299	53,470
Plus: incremental shares from assumed conversion (1)	2,385	2,423	2,286	2,584
Adjusted weighted average common shares outstanding	55,713	56,364	55,585	56,054
Diluted net income per common share:
Income from continuing operations	$0.77	$0.39	$2.23	$1.15
Income from discontinued operations	—	0.09	—	0.33
Net income attributable to The Ensign Group, Inc.	$0.77	$0.48	$2.23	$1.48
(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 1,144 and 979 for the three and nine months ended September 30, 2020, respectively, and 421 and 143 for the three and nine months ended September 30, 2019, respectively.

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

The fair value of cash and cash equivalents of $175,380 and $59,175 as of September 30, 2020 and December 31, 2019, respectively, is derived using Level 1 inputs. The Company's other financial assets include contracts insuring the lives of certain employees who are eligible to participate in non-qualified deferred compensation plans which are held in a rabbi trust. The cash surrender value of these contracts is based on performance measurement funds that shadow the deferral investment allocations made by participants in the deferred compensation plan. As of September 30, 2020, the fair value of the pooled investment funds of $5,378 is derived using Level 2 inputs. The Company had no pooled investment funds as the cash surrender value of life insurance related to the deferred compensation plan was not implemented as of December 31, 2019.

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

Debt Security Investments - Held to Maturity

At September 30, 2020 and December 31, 2019, the Company had approximately $49,345 and $48,325, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value based on Level 1 inputs. The Company has the intent and ability to hold these debt securities to maturity. Further, as of September 30, 2020, the debt security investments were held in AA, A and BBB rated debt securities. The Company believes its debt security investments that were in an unrealized loss position as of September 30, 2020 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date, including the developments related to Coronavirus (COVID-19), that would indicate any other-than-temporary impairment.

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

As of September 30, 2020, transitional and skilled services included 193 wholly-owned affiliated skilled nursing operations and 24 campuses that provide skilled nursing and rehabilitative care services and senior living services. Included in the "all other" category are ancillary services the Company provided through ancillary operations and room and board and social services through nine wholly-owned affiliated senior living operations and 24 campuses. The Company evaluates performance and allocates capital resources to its operations based on an operating model that is designed to maximize the quality of care provided and profitability. General and administrative expenses are not allocated to the Company's reportable segment for purposes of determining segment profit or loss, and are included in the "all other" category in the selected segment financial data that follows. The accounting policies of the reporting segment are the same as those described in Note 2, Summary of Significant Accounting Policies. The Company's CODM does not review assets by segment in his resource allocation and therefore assets by segment are not disclosed below.

Segment revenues by major payor source were as follows:

	Three Months Ended September 30, 2020
	Transitional and Skilled Services	All Other		Total Revenue	Revenue %
Medicaid	$218,840	$3,352	(1)	$222,192	37.1%
Medicare	189,237	—		189,237	31.6
Medicaid-skilled	38,232	—		38,232	6.4
Subtotal	446,309	3,352		449,661	75.1
Managed care	87,648	—		87,648	14.6
Private and other	36,427	25,519	(2)	61,946	10.3
Total revenue	$570,384	$28,871		$599,255	100.0%
(1) Medicaid payor includes revenue generated from senior living operations for the three months ended September 30, 2020.
(2) Private and other payors also includes revenue from rental income, senior living operations and all payors generated in other ancillary services for the three months ended September 30, 2020.

	Three Months Ended September 30, 2019
	Transitional and Skilled Services	All Other		Total Revenue	Revenue %
Medicaid	$202,665	$3,280	(1)	$205,945	40.2%
Medicare	119,633	—		119,633	23.4
Medicaid-skilled	34,080	—		34,080	6.6
Subtotal	356,378	3,280		359,658	70.2
Managed care	88,542	—		88,542	17.3
Private and other	41,053	22,856	(2)	63,909	12.5
Total revenue	$485,973	$26,136		$512,109	100.0%
(1) Medicaid payor includes revenue generated from senior living operations for the three months ended September 30, 2019.
(2) Private and other payors also includes revenue from rental income, senior living operations and all payors generated in other ancillary services for the three months ended September 30, 2019.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2020
	Transitional and Skilled Services	All Other		Total Revenue	Revenue %
Medicaid	$662,733	$9,773	(1)	$672,506	37.9%
Medicare	519,865	—		519,865	29.3
Medicaid-skilled	110,626	—		110,626	6.3
Subtotal	1,293,224	9,773		1,302,997	73.5
Managed care	271,993	—		271,993	15.3
Private and other	120,351	78,226	(2)	198,577	11.2
Total revenue	$1,685,568	$87,999		$1,773,567	100.0%
(1) Medicaid payor includes revenue generated from senior living operations for the nine months ended September 30, 2020.
(2) Private and other payors also includes revenue from rental income, senior living operations and all payors generated in other ancillary services for the nine months ended September 30, 2020.

	Nine Months Ended September 30, 2019
	Transitional and Skilled Services	All Other		Total Revenue	Revenue %
Medicaid	$576,504	$9,718	(1)	$586,222	39.7%
Medicare	355,141	—		355,141	24.1
Medicaid-skilled	96,323	—		96,323	6.5
Subtotal	1,027,968	9,718		1,037,686	70.3
Managed care	258,205	—		258,205	17.5
Private and other	118,296	62,146	(2)	180,442	12.2
Total revenue	$1,404,469	$71,864		$1,476,333	100.0%
(1) Medicaid payor includes revenue generated from senior living operations for the nine months ended September 30, 2019.
(2) Private and other payors also includes revenue from rental income, senior living operations and all payors generated in other ancillary services for the nine months ended September 30, 2019.

The following tables set forth selected financial data consolidated by business segment:

	Three Months Ended September 30, 2020
	Transitional and Skilled Services	All Other(1)	Total
Revenue	$570,384	$28,871	$599,255
Segment income (loss)	91,171	(36,102)	55,069
Interest expense, net of interest and other income			(890)
Income before provision for income taxes			$54,179
Depreciation and amortization	$10,225	$3,532	$13,757

(1) General and administrative expense are included in the "all other" category.

	Three Months Ended September 30, 2019
	Transitional and Skilled Services	All Other(1)	Total
Revenue	$485,973	$26,136	$512,109
Segment income (loss)	56,838	(26,039)	30,799
Interest expense, net of interest and other income			(3,168)
Income before provision for income taxes			$27,631
Depreciation and amortization	$9,331	$4,074	$13,405

(1) General and administrative expense is included in the "all other" category.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2020
	Transitional and Skilled Services	All Other(1)	Total
Revenue	$1,685,568	$87,999	$1,773,567
Segment income (loss)	263,253	(95,957)	167,296
Interest expense, net of interest and other income			(5,068)
Income before provision for income taxes			$162,228
Depreciation and amortization	$30,682	$10,400	$41,082

(1) General and administrative expense are included in the "all other" category.

	Nine Months Ended September 30, 2019
	Transitional and Skilled Services	All Other(1)	Total
Revenue	$1,404,469	$71,864	$1,476,333
Segment income (loss)	172,254	(82,767)	89,487
Interest expense, net of interest and other income			(9,656)
Income before provision for income taxes			$79,831
Depreciation and amortization	$26,883	$10,817	$37,700

(1) General and administrative expense is included in the "all other" category

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
2020 Acquisitions
During the nine months ended September 30, 2020, the Company expanded its operations through a combination of long-term leases and real estate purchases, with the addition of three stand-alone skilled nursing operations, one stand-alone independent living operation and one campus operation. These new operations added a total of 303 operational skilled nursing beds and 298 operational senior living units operated by the Company's affiliated operating subsidiaries. The aggregate purchase price for these acquisitions during the nine months ended September 30, 2020 was $23,077.
For the acquisitions made through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction.
The fair value of assets for all acquisitions was concentrated in property and equipment and, accordingly these transactions were classified as asset acquisitions.
During the first quarter of 2020, the Company entered into a long-term lease agreement to transfer two senior living operations to Pennant. Ensign affiliates retained ownership of the real estate for these two senior living communities.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2019 Acquisitions
During the nine months ended September 30, 2019, the Company expanded its operations through a combination of long-term leases and real estate purchases, with the addition of eleven stand-alone skilled nursing operations, two stand-alone senior living operations and three campus operations. For the acquisitions made through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The addition of these operations added a total of 1,454 operational skilled nursing beds and 312 operational senior living units to be operated by the Company's affiliated operating subsidiaries. The Company also invested in new ancillary services that are complementary to its existing businesses. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction. In addition, the Company acquired real estate for an aggregate of $10,735. The aggregate purchase price for these acquisitions during the nine months ended September 30, 2019 was $82,684.
The fair value of assets for seventeen of the acquisitions was concentrated in property and equipment and as such, these transactions were classified as asset acquisitions. The purchase price for the seventeen asset acquisitions was $75,305. The fair value of assets for the remaining one acquisition was concentrated in goodwill and as such, the transaction was classified as a business combination in accordance with ASC 805, Business Combinations. The purchase price for the business combination was $7,379. The Company also entered into a note payable with the seller of $924, which was subsequently paid off in the second quarter of 2019 and was included as payments of debt in the condensed consolidated statement of cash flows.
In connection with the Spin-Off, the Company transferred the assets of two home health agencies, five hospice agencies, two home care agencies and the operations of one stand-alone senior living that were purchased for an aggregate price of $18,779.
The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return. The operating subsidiaries acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operating subsidiaries, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operating subsidiaries. The businesses acquired during the nine months ended September 30, 2020 were not material acquisitions to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These acquisitions have been included in the September 30, 2020 condensed consolidated balance sheets of the Company, and the operating results have been included in the condensed consolidated statements of operations of the Company since the dates the Company gained effective control.
The table below presents the allocation of the purchase price for the operations acquired during the nine months ended September 30, 2020 and 2019, excluding assets that were contributed to Pennant that occurred during the Spin-Off.

	Nine Months Ended September 30,
	2020	2019
Land	$8,938	$23,940
Building and improvements	13,365	48,383
Equipment, furniture, and fixtures	454	3,770
Assembled occupancy	89	305
Definite-lived intangible assets	—	440
Goodwill	—	5,382
Favorable leases	—	294
Other indefinite-lived intangible assets	231	170
Total acquisitions	$23,077	$82,684

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. PROPERTY AND EQUIPMENT— NET
Property and equipment, net consists of the following:

	September 30, 2020	December 31, 2019
Land	$100,678	$91,740
Buildings and improvements	552,217	531,538
Leasehold improvements	134,659	127,983
Equipment	231,813	212,808
Furniture and fixtures	4,525	4,453
Construction in progress	1,684	3,409
	1,025,576	971,931
Less: accumulated depreciation	(242,389)	(204,366)
Property and equipment, net	$783,187	$767,565
See also Note 9, Acquisitions for information on acquisitions during the nine months ended September 30, 2020 and 2019.
11. INTANGIBLE ASSETS — NET

		September 30, 2020			December 31, 2019
	Weighted Average Life (Years)
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Lease acquisition costs	1.7	$360	$(360)	$—	$360	$(349)	$11
Favorable leases	2.1	534	(534)	—	534	(448)	86
Assembled occupancy	0.4	3,071	(3,058)	13	2,982	(2,818)	164
Facility trade name	30.0	733	(360)	373	733	(342)	391
Customer relationships	18.2	4,640	(2,067)	2,573	4,640	(1,910)	2,730
Total		$9,338	$(6,379)	$2,959	$9,249	$(5,867)	$3,382

During the three and nine months ended September 30, 2020, amortization expense was $354 and $1,445, respectively, of which $289 and $933 was related to the amortization of right-of-use assets, respectively. Amortization expense was $855 and $2,724, respectively, of which $495 and $1,485 was related to the amortization of right-of-use assets for the three and nine months ended September 30, 2019, respectively.

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2020 (remainder)	$69
2021	238
2022	234
2023	234
2024	234
2025	234
Thereafter	1,716
$2,959

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

The Company anticipates that the majority of total goodwill recognized will be fully deductible for tax purposes as of September 30, 2020.

The Company's acquisitions during the nine months ended September 30, 2020 were each classified as asset acquisitions and accordingly, no goodwill was recognized for these acquisitions. There were no other activities in goodwill during the nine months ended September 30, 2020. The following table represents the goodwill value by transitional and skilled service segment and "all other"category as of September 30, 2020:

	Goodwill
	Transitional and Skilled Services	All Other	Total
September 30, 2020	$45,486	$8,983	$54,469

Other indefinite-lived intangible assets consists of the following:

	September 30, 2020	December 31, 2019
Trade name	$889	$889
Medicare and Medicaid licenses	2,410	2,179
	$3,299	$3,068

13. RESTRICTED AND OTHER ASSETS
Restricted and other assets consists of the following:

	September 30, 2020	December 31, 2019
Debt issuance costs, net	$2,841	$3,374
Long-term insurance losses recoverable asset	7,239	7,999
Deposits with landlords	12,277	11,765
Capital improvement reserves with landlords and lenders	4,042	3,024
Cash surrender value of life insurance related to deferred compensation plan	5,378	—
Other	—	45
Restricted and other assets	$31,777	$26,207

Included in restricted and other assets as of September 30, 2020 and December 31, 2019 are anticipated insurance recoveries related to the Company's workers' compensation, general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company implemented a non-qualified deferred compensation plan (the DCP) that was effective in 2019 for certain executives and was expanded to highly compensated employees on January 1, 2020. The plan allows for the employee deferrals to be deposited into a rabbi trust and the funds are generally invested in individual variable life insurance contracts owned by the Company that are specifically designed to informally fund savings plans of this nature. Cash surrender value of the contracts is based on performance measurement funds that shadow the deferral investment allocations made by participants in the deferred compensation plan. The Company recorded a gain on the deferral investment of $252 and $710, which is included in interest and other income and an offsetting expense of $268 and $657 between cost of services and general and administrative expenses in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2020, respectively.

14. OTHER ACCRUED LIABILITIES

Other accrued liabilities consists of the following:

	September 30, 2020	December 31, 2019
Quality assurance fee	$6,452	$6,461
Refunds payable	35,636	29,412
Resident advances	9,720	8,870
Deferred FMAP revenue	7,629	—
Cash held in trust for patients	5,596	3,038
Resident deposits	1,717	1,818
Dividends payable	2,725	2,705
Property taxes	10,933	8,055
Other	9,217	9,914
Other accrued liabilities	$89,625	$70,273

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

15. INCOME TAXES

The Company recorded income tax expense of $37,026 and $14,944 during the nine months ended September 30, 2020 and 2019, respectively, or 22.8% of earnings before income taxes for the nine months ended September 30, 2020, compared to 18.7% for the nine months ended September 30, 2019. The effective tax rate for both nine month periods is driven by the impact of excess tax benefits from stock-based compensation, offset by non-deductible expenses including non-deductible compensation.

In February 2020, the IRS sent notification to the Company that its 2017 tax return will be examined. In August 2020, the Company received notification from the IRS that it is no longer under examination. The Company is not currently under examination by any other major income tax jurisdiction. During 2020, the statutes of limitations will lapse on the Company's 2016 Federal tax year and certain 2015 and 2016 state tax years. The Company does not believe the Federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the nine months ended September 30, 2020 and 2019.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. DEBT

Debt consists of the following:

	September 30, 2020	December 31, 2019
Revolving credit facility with Truist	$—	$210,000
Mortgage loans and promissory notes	118,695	120,350
	118,695	330,350
Less: current maturities	(3,139)	(2,702)
Less: debt issuance costs, net	(2,334)	(2,431)
	$113,222	$325,217

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

The Credit Facility is guaranteed, jointly and severally, by certain of the Company’s wholly owned subsidiaries, and is secured by a pledge of stock of the Company's material operating subsidiaries as well as a first lien on substantially all of its personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of (i) a maximum consolidated total net debt to consolidated EBITDA ratio (which shall not be greater than 3.00:1.00; provided that if the aggregate consideration for approved acquisitions in a six month period is greater than $50,000, then the ratio can be increased at the election of the Company with notice to the administrative agent to 3.50:1.00 for the first fiscal quarter and the immediately following three fiscal quarters), and (ii) a minimum interest/rent coverage ratio (which cannot be less than1.50:1.00). As of September 30, 2020, there was no outstanding debt under the Credit Facility. The Company was in compliance with all loan covenants as of September 30, 2020.

As of October 26, 2020, there was no outstanding borrowings under the Credit Facility.

Mortgage Loans and Promissory Notes

As of September 30, 2020, 19 of the Company's subsidiaries are under mortgage loans insured with the Department of Housing and Urban Development (HUD) in the aggregate amount of $114,428, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear fixed interest rates ranging from 2.6% to 3.5% per annum. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10% and is reduced by 3% in the fourth year of the loan, and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years. Loan proceeds were used to pay down previously drawn amounts on Ensign's revolving line of credit. In addition to refinancing existing borrowings, the proceeds of the HUD-insured debt helped fund acquisitions, to renovate and upgrade existing and future facilities, to cover working capital needs and for other business purposes.

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
As of September 30, 2020, the Company's operating subsidiaries had $118,695 outstanding under the mortgage loans and notes, of which $3,139 is classified as short-term and the remaining $115,556 is classified as long-term. The Company was in compliance with all loan covenants as of September 30, 2020.
Based on Level 2, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2020, the Company increased its outstanding letters of credit by $1,788 to $7,580. As of September 30, 2020, the Company had approximately $7,580 on the Credit Facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

17. OPTIONS AND AWARDS
Stock-based compensation expense consists of stock-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2020 and 2019 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
2017 Omnibus Incentive Plan - The Company has one active stock incentive plan, the 2017 Omnibus Incentive Plan (the 2017 Plan). The 2017 Plan provided for the issuance of 6,881 shares of common stock which are to be proportionally adjusted in the event of any Equity Restructuring. In connection with the Spin-Off, the number of shares available to be issued under the 2017 Plan were adjusted in the current year in order to reflect the proportional adjustments. The adjustment provides for a total issuance of 8,118 shares of common stock (the Spin-Off Conversion). The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 2.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). Granted non-employee director options vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other options generally vest over 5 years at 20% per year on the anniversary of the grant date. Options expire 10 years from the date of grant. At September 30, 2020, there were approximately 3,334 unissued shares of common stock available for issuance under this plan.
The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for stock option awards. Determining the appropriate fair-value model and calculating the fair value of stock option awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life, and forfeiture rates. The fair-value of the restricted stock awards at the grant date is based on the market price on the grant date, adjusted for forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time.

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
Stock Options
The Company granted 160 and 540 stock options during the three and nine months ended September 30, 2020, respectively.
The Company used the following assumptions for stock options granted during the three months ended September 30, 2020 and 2019:

Grant Year	Options Granted(1)	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2020	160	0.4%	6.3 years	41.8%	0.3%
2019	154	1.5%	6.2 years	34.0%	0.4%
(1) Options granted represents historical grant values prior to the Spin-Off for the three months ended September 30, 2019.

The Company used the following assumptions for stock options granted during the nine months ended September 30, 2020 and 2019:

Grant Year	Options Granted(1)	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2020	540	0.7%	6.2 years	38.8%	0.4%
2019	553	2.0%	6.2 years	33.9%	0.4%
(1) Options granted represents historical grant values prior to the Spin-Off for the nine months ended September 30, 2019.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the nine months ended September 30, 2020 and 2019, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted(1)	Weighted Average Exercise Price(2)	Weighted Average Fair Value of Options(3)
2020	540	$50.46	$18.62
2019	553	$44.96	$16.01
(1) Options granted from January 1, 2019 through September 30, 2019 represent historical grant values prior to the impact of the Spin-Off. Options granted subsequent to October 1, 2019 represent grant values reflective of the Spin-Off.
(2) Weighted average exercise price was calculated using exercise prices reflective of the Spin-Off Conversion for all periods presented.
(3) Weighted average fair value of options was calculated using the fair values reflective of the Spin-Off Conversion for all periods presented.

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended September 30, 2020 and 2019 and therefore, the intrinsic value was $0 at the date of grant.

The following table represents the employee stock option activity during the nine months ended September 30, 2020:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2020	4,428	$20.85	2,557	$12.82
Granted	540	50.46
Forfeited	(52)	32.02
Exercised	(519)	12.34
September 30, 2020	4,397	$25.36	2,501	$15.60
The following summary information reflects stock options outstanding, vested and related details as of September 30, 2020:

	Stock Options Outstanding						Stock Options Vested

				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2010	$4.04	-	$4.20	4	$9	0	4
2011	5.00	-	6.77	53	101	1	53
2012	5.56	-	6.75	155	482	2	155
2013	6.76	-	9.74	312	1,285	3	312
2014	8.94	-	16.05	826	3,960	4	826
2015	18.20	-	21.39	382	2,952	5	360
2016	15.93	-	16.86	341	2,016	6	250
2017	15.80	-	19.41	417	2,460	7	213
2018	22.49	-	32.71	631	6,492	8	208
2019	41.07	-	45.76	743	11,664	9	120
2020	44.84	-	58.06	533	6,294	10	—
Total				4,397	$37,715		2,501

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of September 30, 2020 and December 31, 2019 is as follows:

Options	September 30, 2020	December 31, 2019
Outstanding	$139,537	$108,623
Vested	103,551	83,243
Expected to vest	31,395	22,399
Exercisable	21,044	29,032
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options.

Restricted Stock Awards
The Company granted 48 and 242 restricted stock awards during the three and nine months ended September 30, 2020, respectively. The Company granted 58 and 252 restricted stock awards during the three and nine months ended September 30, 2019, respectively. All awards were granted at an issue price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the nine months ended September 30, 2020 and 2019 ranged from $35.47 to $58.06 and $41.68 to $57.39, respectively. The fair value per share during the nine months ended September 30, 2019 is reflective of values prior to the Spin-Off, while the fair value per share during nine months ended September 30, 2020 is reflective of values subsequent to the Spin-Off. The fair value per share includes quarterly stock awards to non-employee directors.
A summary of the status of the Company's non-vested restricted stock awards as of September 30, 2020 and changes during the nine months ended September 30, 2020 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2020	610	$31.35
Granted	242	47.02
Vested	(245)	33.00
Forfeited	(13)	30.20
Nonvested at September 30, 2020	594	$37.08

During the three and nine months ended September 30, 2020, respectively, the Company granted 6 and 16 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards ranged from $35.47 to $47.09 based on the market price on the grant date.
Long-Term Incentive Plan
On August 27, 2019, the Board approved the Long-Term Incentive Plan (the 2019 LTI Plan). The 2019 LTI Plan provides that certain employees of the Company and Pennant who assisted in the consummation of the Spin-Off are granted shares of restricted stock upon the successful completion of the Spin-Off. The 2019 LTI Plan provides for the issuance of 500 shares of Pennant restricted stock. The shares are vested over five years at 20% per year on the anniversary of the grant date. If a recipient is terminated or voluntarily leaves the Company, all shares subject to restriction or not yet vested shall be entirely forfeited. The total stock-based compensation related to the 2019 LTI Plan was approximately $286 and $675 for the three and nine months ended September 30, 2020, respectively.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock-based compensation expense recognized for the Company's equity incentive plans and long-term incentive plan for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019(1)	2020	2019(1)
Stock-based compensation expense related to stock options	$1,692	$1,227	$4,656	$3,885
Stock-based compensation expense related to restricted stock awards	2,221	1,279	5,596	3,348
Stock-based compensation expense related to stock options and restricted stock awards to non-employee directors	260	323	684	982
Total	$4,173	$2,829	$10,936	$8,215
(1) The amount of stock-based compensation expense that was classified as discontinued operations was $132 and $424, respectively, for the three and nine months ended September 30, 2019.

In future periods, the Company expects to recognize approximately $23,699 and $25,155 in stock-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of September 30, 2020. Future stock-based compensation expense will be recognized over 3.8 and 3.7 weighted average years for unvested options and restricted stock awards, respectively. There were 1,896 unvested and outstanding options at September 30, 2020, of which 1,769 shares are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest at September 30, 2020 was 6.0 years.
Equity Instrument Denominated in the Shares of a Subsidiary
On May 26, 2016, the Company granted stock options and restricted stock awards under the Subsidiary Equity Plan to employees and management of the subsidiary. During 2019, the Company contributed the net assets of the subsidiary to Pennant prior to the consummation of the Spin-Off on October 1, 2019. Effective upon the Spin-Off, all shares under the Plan were converted to Pennant shares and Pennant's Board of Directors hold full administrative authority of the Cornerstone Plan. No additional shares will be granted under this plan.
The Company did not grant any new restricted shares nor did the Company grant any options during the nine months ended September 30, 2019. The awards granted generally vested over a period of three to five years, or upon the occurrence of certain prescribed events. During the nine months ended September 30, 2019, there were 976 restricted stock awards that vested.
Prior to the Spin-Off, the grant-date fair value of the awards was recognized as compensation expense over the relevant vesting periods, with a corresponding adjustment to noncontrolling interests. As a result of the conversion of the Subsidiary Equity Plan, the Company's noncontrolling interest in the subsidiary was eliminated. The grant values were determined based on an independent valuation of the subsidiary shares. For the three and nine months ended September 30, 2019, the Company expensed $17 and $594, respectively, in stock-based compensation related to the Subsidiary Equity Plan. Further, during the three and nine months ended September 30, 2019, the Company repurchased 65 and 534 shares of common stock under the Subsidiary Equity Plan for $394 and $2,687, respectively. The Company subsequently sold the shares and received net proceeds of $2,293. Stock-based compensation expense related to the Subsidiary Equity Plan, payments from the repurchase of shares and the proceeds from the sale of the repurchased shares related to the Subsidiary Equity Plan are all included within the Company's condensed consolidated financial statements as discontinued operations.

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
Commencing the third year, the rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $13,139 and $39,394 for the three and nine months ended September 30, 2020, respectively, and $13,738 and $40,662 for the three and nine months ended September 30, 2019, respectively.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is not aware of any defaults as of September 30, 2020.
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
In connection with the Spin-Off, the Company also guaranteed certain leases of Pennant based on the underlying terms of the leases. The Company does not consider these guarantees to be probable and the likelihood of Pennant defaulting is remote, and therefore no liabilities have been accrued.
The Company also leases certain affiliated operations and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company has entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense for continuing operations inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $32,520 and $97,366 for the three and nine months ended September 30, 2020, respectively, and $31,930 and $93,638 for the three and nine months ended September 30, 2019, respectively.

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

The components of operating lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Rent - cost of services(1)	$32,504	$31,875	$97,318	$93,278
General and administrative expense	16	55	48	360
Depreciation and amortization(2)	289	495	933	1,485
Variable lease costs(3)	3,229	3,106	9,692	9,169
	$36,038	$35,531	$107,991	$104,292
(1) Rent- cost of services includes deferred rent expense adjustments of $101 and $337 for the three and nine months ended September 30, 2020, respectively. Rent- cost of services includes a reduction in deferred rent expense adjustments of $983 and increase in deferred rent expense adjustments of $134 for the three and nine months ended September 30, 2019, respectively. Additionally, rent- cost of services includes other variable lease costs such as CPI increases and short-term leases of $567 and $1,781 for the three and nine months ended September 30, 2020, respectively, and $628 and $1,056 for the three and nine months ended September 30, 2019, respectively.
(2) Depreciation and amortization is related to the amortization of favorable and direct lease costs.
(3) Variable lease costs, including property taxes and insurance, are classified in Cost of services in the Company's condensed consolidated statements of income.

Future minimum lease payments for all leases as of September 30, 2020 are as follows:

Year	Amount
2020 (remainder)	$31,940
2021	127,499
2022	127,130
2023	125,393
2024	124,412
2025	124,264
Thereafter	1,025,979
Total lease payments	1,686,617
Less: present value adjustment	(686,409)
Present value of total lease liabilities	1,000,208
Less: current lease liabilities	(47,342)
Long-term operating lease liabilities	$952,866
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of September 30, 2020, the weighted average remaining lease term is 13.9 and the weighted average discount rate used to determine the operating lease liability is 8.3%.
Subsequent to September 30, 2020, the Company entered into a new operating lease agreement at one of its facilities which will commence immediately upon the expiration of the current lease agreement at the facility, which is expiring on June 30, 2021. The new lease term is 24 years with the option to extend for an additional 10 years. The fair value of the related lease liability and ROU asset is estimated to be approximately $4,900.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Lessor Activities

In connection with the Spin-Off, Ensign affiliates retained ownership of the real estate at 29 senior living operations that were contributed to Pennant. During the first quarter of 2020, the Company transferred the operations of an additional two senior living operations to Pennant. Ensign affiliates retained ownership of the real estate for these 31 senior living communities. All of these properties are leased to Pennant on a triple-net basis, whereas the respective Pennant affiliates are responsible for all costs at the properties including: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The initial terms range between 14 to 16 years. Total annual rental income generated from the leases with Pennant is approximately $14,000, which includes variable rent such as property taxes.

Total rental income from all third-party sources for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Pennant(1)	$3,443	$—	$10,272	$—
Other third-party	622	660	2,023	2,085
	$4,065	$660	$12,295	$2,085

(1) Pennant rental income includes variable rent such as property taxes of $312 and $909 during the three and nine months ended September 30, 2020, respectively.

Future annual rental income for all leases as of September 30, 2020 were as follows:

Year	Amount (1)
2020 (remainder)	$4,104
2021	15,463
2022	14,918
2023	14,606
2024	14,073
2025	13,875
Thereafter	98,956
Total	$175,995
(1) Annualized rental income includes base rents and variable rental income pursuant to existing leases as of September 30, 2020.
Subsequent to September 30, 2020, the Company amended a lease agreement at one of its properties, which is expiring on September 30, 2029, to extended the lease term an additional 5 years. The aggregate increase in rental income related to the amendment is estimated to be approximately $4,100.

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
U.S. Department of Justice Civil Investigative Demand - On May 31, 2018, the Company received a Civil Investigative Demand (CID) from the U.S. Department of Justice stating that it was investigating whether there has been a violation of the False Claims Act and/or the Anti-Kickback Statute with respect to relationships between certain of the Company’s independently operated skilled nursing facilities and persons who serve or have served as medical directors, advisory board participants or other potential referral sources. The CID covered the period from October 3, 2013 through 2018, and was limited in scope to ten of the Company’s Southern California independent operating entities. In October 2018, the Department of Justice made an additional request for information covering the period of January 1, 2011 through 2018, relating to the same topic. As a general matter, the Company’s independent operating entities maintain policies and procedures to promote compliance with the False Claims Act, the Anti-Kickback Statute, and other applicable regulatory requirements. The Company has fully cooperated with the U.S. Department of Justice and promptly responded to the requests for information, and has been advised that the U.S. Department of Justice declined to intervene in any subsequent action filed by a relator in connection with the subject matter of this investigation.

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
The U.S. House of Representatives Select Subcommittee on the Coronavirus Crisis has launched a nation-wide investigation into the coronavirus crisis in nursing homes. In June 2020, the Company received a document request from the House Select Subcommittee. The Company is cooperating in responding to this inquiry. However, it is not possible to predict the ultimate outcome of any such investigation or whether and what other investigations or regulatory responses may result from the investigation and could have a material adverse effect on our reputation, business, financial condition and results of operations.
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

In addition to the Federal False Claims Act, some states, including California, Arizona and Texas, have enacted similar whistleblower and false claims laws and regulations. Further, the Deficit Reduction Act of 2005 created incentives for states to enact anti-fraud legislation modeled on the Federal False Claims Act. As such, the Company could face increased scrutiny,

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
potential liability and legal expenses and costs based on claims under state false claims acts in markets in which its independent operating subsidiaries do business.
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
Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and the Company's independent operating subsidiaries are routinely subjected to varying types of claims. One particular type of suit arises from alleged violations of minimum staffing requirements for skilled nursing facilities in those states which have enacted such requirements. The alleged failure to meet these requirements can, among other things, jeopardize a facility's compliance with the requirements of participation under certain state and federal healthcare programs; it may also subject the facility to a deficiency, a citation, a civil money penalty, or litigation. These class-action “staffing” suits have the potential to result in large jury verdicts and settlements, and may result in significant legal costs. The Company expects the plaintiffs' bar to continue to be aggressive in their pursuit of these staffing and similar claims. While the Company has been able to settle these claims without an ongoing material adverse effect on its business, future claims could be brought that may materially affect its business, financial condition and results of operations.
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

The Company cannot predict or provide any assurance as to the possible outcome of any inquiry, investigation or litigation. If any such litigation were to proceed, and the Company and its independent operating subsidiaries are subjected to, alleged to be liable for, or agree to a settlement of, claims or obligations under Federal Medicare statutes, the Federal False Claims Act, or similar State and Federal statutes and related regulations, or if the Company or its independent operating subsidiaries are alleged or found to be liable on theories of general or professional negligence or wage and hour violations, the Company's business, financial condition and results of operations and cash flows could be materially and adversely affected and its stock price could be adversely impacted. Among other things, any settlement or litigation could involve the payment of substantial sums to settle any alleged violations, and may also include the assumption of specific procedural and financial obligations by the Company or its operating subsidiaries going forward under a corporate integrity agreement and/or other such arrangements.

Medicare Revenue Recoupments — The Company's independent operating entities are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments as a result of Recovery Audit Contractors (RAC), Program Safeguard Contractors (PSC), and Medicaid Integrity Contractors (MIC) programs (collectively referred to as Reviews). For several months during the COVID-19 pandemic, CMS suspended its Targeted Probe and Educate (TPE) program. In July 2020, CMS announced that TPE program activity would resume in August 2020. As of September 30, 2020, none of the Company's independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process. The Company anticipates that these Reviews could increase in frequency in the future. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. As of September 30, 2020, the Company's independent operating subsidiaries have responded to the requests, and the related claims are currently under review, on appeal or in a dispute resolution process.

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

In connection with the settlement and effective as of October 1, 2013, the Company and its independent operating entities entered into a five-year corporate integrity agreement (the CIA) with the Office of Inspector General-HHS. CMS acknowledged the existence of the Company’s current compliance program, which is in accord with the Office of the Inspector General (OIG)’s guidance related to an effective compliance program, and required that the Company and its independent operating entities continue during the term of the CIA to maintain a program designed to promote compliance with the statutes, regulations, and written directives of Medicare, Medicaid, and all other Federally-funded health care programs.
In the first quarter of 2019, the Company received notice from the OIG that the Company’s five-year CIA with the OIG had been completed. Upon receipt of the Company’s fifth and final annual report, the OIG confirmed that the term of the CIA is concluded.
Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for 59.7% and 57.3% of its total accounts receivable as of September 30, 2020 and December 31, 2019, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 75.1% and 73.5% of the Company's revenue for the three and nine months ended September 30, 2020, respectively, and 70.2% and 70.3% for the three and nine months ended September 30, 2019, respectively.

Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of October 26, 2020, the Company had approximately $998 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
20. COMMON STOCK REPURCHASE PROGRAM
As approved by the Board of Directors on March 4, 2020 and March 13, 2020, the Company entered into two stock repurchase programs pursuant to which the Company was authorized to repurchase up to $20,000 and $5,000, respectively, of its common stock under the programs for a period of approximately 12 months. Under these programs, the Company was authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. During the first quarter of 2020, the Company repurchased 503 and 189 shares of its common stock for $20,000 and $5,000, respectively. These repurchase programs expired upon the repurchase of the full authorized amount under the two plans.

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

Overview
We are a provider of health care services across the post-acute care continuum, as well as other ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Massachusetts, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. Our operating subsidiaries, each of which strives to be the service of choice in the community it serves, provide a broad spectrum of skilled nursing, senior living and other ancillary services. As of September 30, 2020, we offered skilled nursing, senior living and rehabilitative care services through 226 skilled nursing and senior living facilities. Of the 226 facilities, we operated 163 facilities under long-term lease arrangements, and have options to purchase 11 of those 163 facilities. We owned an additional 93 real estate properties, which included 63 facilities operated and managed by us, 31 senior living operations leased to The Pennant Group, Inc. as part of the Spin-Off (defined below), and the Service Center location. Of those 31 senior living operations, two are located on the same real estate properties as the skilled nursing facilities.

The following table summarizes our affiliated facilities and operational skilled nursing beds and senior living units by ownership status as of September 30, 2020:

	Owned and Operated	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total for Facilities Operated
Number of facilities	63	11	152	226
Percentage of total	27.9%	4.9%	67.2%	100.0%
Operational skilled nursing beds	6,193	1,145	15,653	22,991
Percentage of total	26.9%	5.0%	68.1%	100.0%
Senior living units	1,470	178	606	2,254
Percentage of total	65.2%	7.9%	26.9%	100.0%

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
Recent Activities
Coronavirus - The outbreak of the coronavirus disease (COVID-19), which was declared a global pandemic by the World Health Organization (WHO) on March 11, 2020, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread, continues to spread and disrupt healthcare operations across the United States, including the markets in which we operate. The rapid spread of the virus has led to the implementation of various responses, including federal, state and local government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel, and substantial changes to selected protocol within the healthcare system across the United States. Additionally, the Centers for Disease Control and Prevention (CDC) has stated that older adults are at a higher risk for serious illness and death from COVID-19. The extent to which COVID-19 impacts our operations will depend on future developments which continue to remain highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, additional or modified government actions, new information which may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 or treat its impact, among others. In response to the pandemic, federal and state agencies have been evolving and in some cases, relaxing enforcement requirements, trending toward granting healthcare providers with flexibility to prioritize resident care over stringent adherence to regulatory compliance.

Our primary focus throughout the COVID-19 pandemic has remained ensuring the health and safety of our patients, residents, employees, and their respective families. We continue to implement measures necessary to provide the safest possible environment within our sites of service taking into consideration the vulnerable nature of our patients and the unique exposure risks of our staff. The CDC has stated that older adults, such as our patients, are at a higher risk for serious illness and death from COVID-19 due to the higher prevalence of chronic medical conditions. In addition, our employees are at higher risk of contracting or spreading the disease when caring for patients due to the nature of the work environment. Consistent with CDC guidelines and recommendations applicable to nursing facilities, we implemented new infection control policies and practices to prevent the introduction of COVID-19 into our facilities and to control the spread of COVID-19 within communities. These changing guidelines include visitor policies, screening and testing employees and others permitted to enter the building, restricted communal dining, and reducing or restricting activities programming and optional therapies. Upon confirmation of a positive COVID-19 exposure at a facility, we follow CDC and local healthcare guidance to minimize further exposure, including implementing personal protection protocols, restricting new admissions, and cohorting and isolating patients. Due to the vulnerable nature of our patients, we continue to adhere to CDC infection prevention guidelines at our facilities, even as federal, state, and local stay-at-home and social distancing orders and recommendations have relaxed. Notwithstanding these protocols and our other response efforts, the virus will likely continue to be introduced to and transmitted within certain facilities due to the highly transmissible nature of the virus.
The full financial impact of COVID-19 depends upon numerous factors, including the nature and duration of the COVID-19 pandemic (such as geographic concentration of virus, rate of spread, and duration), access and costs of staffing, testing and supplies, legal and regulatory matters and stimulus funding and other measures intended to mitigate the clinical and financial harm of the pandemic and the spread of it in the communities we serve. While the operating environment for healthcare providers is continuously changing during this pandemic, the safety and well-being of our patients and employees remains our top priority.
Although the ultimate impact of the COVID-19 pandemic remains uncertain, we can offer the following observations regarding the impact of COVID-19 on our operations, as well as significant regulatory and legislative relief initiatives.
Occupancy
Prior to COVID-19, we were exhibiting consistent growth in our occupancy and skilled mix. However, following the introduction of COVID-19 into the U.S., our operations have experienced declines in occupancy as a result of local government-imposed quarantines, including shelter-in-place mandates, sweeping restrictions on travel, and substantial restrictions and changes to protocol within the healthcare system across the U.S., including temporary limitations on certain medical procedures, which limited the number of patients in the hospital that needed skilled nursing services.
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
Our first location to have a confirmed positive COVID-19 patient and staff member was in the state of Washington, which was one of the first states to have confirmed COVID-19 cases in the United States. Accordingly, our Washington locations were impacted beginning in mid-February. As the weeks continued, and as reported and confirmed cases of COVID-19 infections in the United States increased, we also began experiencing an impact on our revenues and expenses throughout the organization. As of October 14, 2020, our 217 affiliated skilled nursing operations across 13 states had 207 confirmed COVID-19 patients in-house. Also, as of October 14, 2020, eight operations had over 20 COVID-19 positive cases, 48 operations had less than 20 cases and 161 operations had no confirmed cases of COVID-19 in house. The vast majority of COVID-19 positive patients at our operations have recovered and returned home. We experienced an increase in COVID-19 cases in our facilities in correlation with the trends occurring in the local community, that as the number of cases increases in the community overall, such as in parts of Texas, Arizona and California, those trends also impact skilled nursing operations in those areas. We expect to continue to see new positive cases in some of our operations as the virus continues to impact each community, as testing mandates have been enacted and we enter into colder months in many of our markets.

Beginning in mid-February and continuing through the third quarter, we've seen a decrease in the number of patients due to a number of factors related to the spread of COVID-19, including lower overall patient flow into the acute-care setting. In response to the pandemic, many acute care hospitals took affirmative steps to prepare for an increase of COVID-19 and critical care patients, and imposed admission restrictions due to the need to preserve personal protective equipment and a heightened anxiety among patients and caregivers regarding the risk of exposure to COVID-19. Occupancy was also impacted by decisions of our operating subsidiaries to limit new admissions into their operations due to the risks and uncertainties surrounding the potential spread of the virus by individuals that had either tested positive for COVID-19, were symptomatic of COVID-19 but had not yet been tested positive due to a shortage of tests, or that were asymptomatic of COVID-19 but had an unknown status and were potentially positive and contagious.
On March 13, 2020, President Trump issued a national emergency declaration in connection with the COVID-19 pandemic. Following the State of Emergency declarations, California was the first state to have a shelter-in-place order, which was subsequently followed by similar orders in the remaining states.
Starting in June, as states began lifting stay-at-home restrictions, many of the communities in which we operate experienced an overall increase in COVID-19 cases. As the prevalence of COVID-19 increased in the communities we serve, we experienced an increase in COVID-19 cases in our operations, particularly in Texas, Arizona and California. The increase in COVID-19 cases also have a direct impact on skilled nursing operations in those communities in the quarter, resulting in a decrease in occupancy and, in many cases, a higher skilled mix. More specifically, during the quarter combined Same Facilities and Transitioning Facilities occupancy declined by 2.4% and skilled mix increased by 2.9%, both from second quarter as the pandemic worsened in many of its key states. However, from mid-July to mid-September, our census remained flat with a slight decrease in skilled mix days. Towards the end of the quarter and into October as the number of elective care/non-urgent procedures and surgeries normalized and the number of COVID-19 cases in the communities stabilized, we experienced an increase in our occupancy and skilled mix days. Specifically, between mid-September to mid-October, combined Same Facilities and Transitioning Facilities occupancy increased by approximately 1.0% and skilled mix increased by 4.0%, respectively. The number of admissions continued to progressively increase through the quarter, demonstrating that the flow of patients has improved as certain markets have begun to loosen restrictions on admissions and as the sentiment towards high quality post-acute care providers has continued to improve.
As COVID-19 has progressed and spread throughout the community we serve, our local operations and caregivers have been serving higher acuity patients who have or have been suspected of having COVID-19. The surge of COVID-19 positive patients, or patients suspected to have been exposed to COVID-19, has resulted in an increase in the number of patients requiring skilled services, which we are able to serve through skilled-in-place (SIP) precautions and procedures. In addition, patients that are not COVID-19 positive or suspected to be COVID-19 positive but require skilled services and qualify to be cared for under the SIP precautions and procedures, have remained in our facilities instead of moving to the hospitals first. This not only allows hospitals to maintain open acute care beds for COVID-19 patients and other highly acute patients, but it also limits the risks involved with moving patients back and forth from one care setting to another. Accordingly, our skilled mix days have substantially recovered, reaching levels similar to pre-COVID-19.
Legislative and Regulatory Relief
In March 2020, the federal government began to undertake numerous legislative and regulatory initiatives designed to provide relief to the healthcare industry during the COVID-19 pandemic. These initiatives include:
•Temporary suspension of Medicare sequestration - The Coronavirus Aid, Relief, and Economic Security Act of 2020 (the CARES Act) temporarily suspended the automatic 2% reduction of Medicare claim reimbursements for the period of May 1, 2020 through December 31, 2020. The suspension of the Medicare sequestration increased our revenue by approximately $3.9 million and $6.5 million during the three and nine months ended September 30, 2020, respectively. The magnitude of the positive impact will depend on the continued impact of the virus on our census and skilled mix through the remainder of the year.
•Relief funds for healthcare providers - The CARES Act also authorized the Department of Health and Human Services (HHS) to distribute relief fund grants to healthcare providers “to support healthcare-related expenses or lost revenue attributable to COVID-19”. HHS has made several rounds of automatic distributions to providers based upon a variety of factors. Providers have also been able to apply for additional funding. To keep the funds, HHS requires providers to submit an attestation accepting certain terms and conditions; providers who are unwilling to accept the terms must return the funds. Our operations began automatically receiving relief fund payments in April 2020. During the first half of the year, we received approximately $108.8 million in relief distributions, which we returned in full in July 2020.

In July 2020, HHS announced that a new $5.0 billion Provider Relief Fund distribution to be used to protect residents of nursing homes and long-term care facilities from the impact of COVID-19. This funding will include four separate distributions:
1. $2.5 billion of the Nursing Home Infection Control Relief is distributed to be used primarily for testing. We received $23.3 million of the funds in the third quarter of 2020 and have reflected these as a liability. We currently intend to repay the entirety of this distribution, but have not yet begun the repayment process.
2.HHS has announced that it intends to issue another round of Provider Relief Funds to SNFs that pass two gateway qualification tests based upon a facility’s COVID-19 infection and mortality rates. To qualify, facilities must demonstrate COVID-19 infection rates below the rate of infection in the counties they are located and demonstrate mortality rates below nationally established performance thresholds for nursing home residents infected with COVID-19. Facilities that qualify during each of the monthly performance periods, running from September 2020 through December 2020, will be eligible for additional funds based upon their aggregate performance on these infection and mortality measures. To date, we have not received additional funding related to this distribution.
3.$250 million of the funds is to be allocated for distribution to “COVID only” facilities.
4.$250 million of the funds will be part of a program for providers that partner with outside groups.
See Note 3, COVID-19 Update in the Notes to Condensed Consolidated Financial Statements.
•Increase in Federal Medical Assistance Percent (FMAP) - The Family First Coronavirus Response Act provides a 6.2% increase to FMAP. The Act permits states to retroactively increase the Medicaid rates to January 1, 2020. Depending on the state, the FMAP funding will terminate either when the national emergency status is lifted, at the end of the quarter when the national emergency status is lifted or sometime between. During the three and nine months ended September 30, 2020 we recognized $11.7 million and $24.8 million of FMAP reimbursement relief, respectively. The temporary increase on FMAP and the timing of payments has and will continue to vary substantially dependent on the state.
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
•Medicare Accelerated and Advance Payment Program - The CARES Act expands the Medicare Accelerated and Advance Payment Program to ensure providers and suppliers have the resources needed to combat the pandemic. Our operations began to receive advances in April 2020. We have retained $100.7 million through the Medicare Accelerated and Advance Payment Program through September 30, 2020. The repayment obligations associated with these payments begin one year from the date the accelerated or advance payment was issued. We also paid a portion of the funds back in July 2020. For further discussion, see Note 3, COVID-19 Update in the Notes to Condensed Consolidated Financial Statements.
•Deferral of Taxes - The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due by December 31, 2021 and the remaining 50% due by December 31, 2022. The U.S. Treasury Department and Internal Revenue Service also allowed corporate taxpayers to defer their estimated federal income taxes for the first and second quarters of 2020 to July 15, 2020. We paid these estimated amounts in the third quarter.

Net revenue
Our net revenues for the three and nine months ended September 30, 2020 were impacted by COVID-19 as we experienced revenue loss due to a decline in occupancy, which was partially offset by our skilled mix changes. As part of the healthcare community, we have been actively participating in ensuring our patients receive necessary services. CMS has authorized these services through skilled in place (SIP) programs. These programs are designed to allow skilled nursing providers to provide skilled services to higher acuity patients, while allowing hospitals to have increased capacity to care for critical care patients (including COVID-19 positive patients) and limiting the risks related to moving patients between care settings in the midst of a pandemic. In addition, the FMAP program has been designed to enhance the reimbursements to provide additional funding to cover COVID-19 related expenses in selected states. We recorded FMAP revenue of $11.7 million and $24.8 million for the three and nine months ended September 30, 2020, which correlates directly to the additional COVID-19 related expenses we incurred.
Operating Expenses
We have and continued to experience increased operating expenses during the period impacted by COVID-19 due to the higher utilization, cost and type of personal protective equipment, testing for COVID-19 as well as increased purchasing of other medical supplies and cleaning and sanitization materials. In addition, we have and expect to continue to have increases in labor costs on a per patient basis. In response, we have reduced spending on non-essential supplies, travel costs and all other discretionary items, slowing non-essential capital expenditure projects and temporarily instituted wage reductions and hiring freezes for non-clinical staff. The hiring freeze and wage reductions were lifted in June 2020.
Overall
The exact timing and pace of the recovery is uncertain given the impact of the pandemic on the overall U.S. and global economy. While we are uncertain as to the duration of our lower census due to the COVID-19 pandemic, we expect the adverse impact to recover as we see increases in hospital volumes and elective surgeries and decrease of COVID-19 case in each of the respective communities we serve. Our forecasted measures may be modified as the pace of the recovery in our volumes become clearer over the coming months.
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

Common Stock Repurchase Program - As approved by the Board of Directors on March 4, 2020 and March 13, 2020, we entered into two separate stock repurchase programs pursuant to which we were authorized to repurchase up to $20.0 million and $5.0 million, respectively, of our common stock under the programs for a period of approximately 12 months each. During the three months ended March 31, 2020, we repurchased 0.5 million and 0.2 million shares of our common stock for a total of $20.0 million and $5.0 million under the March 4, 2020 and March 13, 2020 repurchase programs, respectively. These repurchase programs expired upon the repurchase of the full authorized amount under the two plans. The stock repurchases were supported with funds from our ordinary operations and took place prior to the passage of The CARES Act, which was passed by Congress and signed into law by President Trump on March 27, 2020. Currently, we have no active repurchase plans and do not intend to approve another repurchase plan. As we enter a period of economic uncertainty, we are taking steps to manage our expenses and preserve our cash. We believe our current cash management strategy is appropriate at this time and will consider approving stock repurchase programs in the future after we gain additional visibility into our cash flows and how to best utilize those funds.
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

We entered into several agreements with Pennant in connection with the Spin-off, including a transition services agreement (TSA), separation and distribution agreement, tax matters agreement and employee matters agreement. Pursuant to the TSA, Ensign and Pennant and our respective subsidiaries agreed to provide various services to each other on an interim, transitional basis. Services being provided by us include, among others, certain finance, information technology human resources, employee benefits and other administrative services. The services generally commenced on October 1, 2019 and will terminate on or before September 30, 2021. Revenue to Ensign under the TSA was not material during the three and nine months ended September 30, 2020.
Immediately after the Spin-Off, we ceased to consolidate our home health and hospice operations and the senior living operations that were contributed to Pennant into our financial results. As a result, the consolidated financial statements included in this Quarterly Report on Form 10-Q and related financial information reflect the Pennant operations, assets and liabilities, and cash flows as discontinued operations for 2019 financial periods presented. In the fourth quarter of 2019 and subsequent to the Spin-Off, we have one reportable segment, transitional and skilled services, which includes the operation of skilled nursing facilities. Prior to the separation of Pennant, we had three reportable segments.  See Note 4, Spin-Off of Subsidiaries, in the notes to condensed consolidated financial statements for further detail.
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
Acquisition History

The following table sets forth the location of our facilities and the number of operational beds and units located at our facilities as of September 30, 2020:

	TX	CA	AZ	UT	CO	WA	ID	NE	IA	SC	WI	NV	KS	Total
Number of facilities
Skilled nursing operations	55	47	29	18	11	9	9	4	4	4	2	1	—	193
Senior living communities	1	—	—	2	5	—	—	1	—	—	—	—	—	9
Campuses(1)	5	1	3	1	1	—	2	2	2	—	—	—	7	24
Number of operational beds/units
Operational skilled nursing beds	7,331	4,783	4,197	1,958	972	841	904	413	368	426	100	92	606	22,991
Senior living units	514	65	315	165	620	—	37	301	31	—	—	—	206	2,254

(1) Campus represents a facility that offers both skilled nursing and senior living services.

During the nine months ended September 30, 2020, we expanded our operations through a combination of long-term leases and real estate purchases, with the addition of three stand-alone skilled nursing operations, one stand-alone independent living operation and one campus operation. These new operations added a total of 303 operational skilled nursing beds and 298 operational senior living units operated by our affiliated operating subsidiaries. The aggregate purchase price for these acquisitions during the nine months ended September 30, 2020 was $23.1 million. During the first quarter of 2020, we entered into a long-term lease agreement to transfer two senior living operations to Pennant. Our affiliated operations retained ownership of the real estate for these two senior living communities. For further discussion of our acquisitions, see Note 9, Acquisitions in the Notes to Condensed Consolidated Financial Statements.
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

The following table summarizes our overall skilled mix from our skilled nursing services for the periods indicated as a percentage of our total skilled nursing routine revenue and as a percentage of total skilled nursing patient days:

	Three Months Ended September 30,		Nine Months Ended September 30,
Skilled Mix:	2020	2019	2020	2019

Days	32.8%	28.5%	30.6%	29.1%
Revenue	53.9%	47.8%	51.8%	48.7%
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

The following table summarizes our overall occupancy statistics for skilled nursing operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Occupancy for transitional and skilled services:	2020	2019	2020	2019
Operational beds at end of period	22,991	21,080	22,991	21,080
Available patient days	2,113,808	1,921,608	6,268,801	5,549,222
Actual patient days	1,495,285	1,516,697	4,668,961	4,395,864
Occupancy percentage (based on operational beds)	70.7%	78.9%	74.5%	79.2%

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

Revenue Sources

The following table sets forth our total revenue by payor source generated by our transitional and skilled services and our "Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	Transitional and Skilled Services		Other(1)		Total
	2020	2019	2020	2019	2020	2019
Medicaid	$218,840	$202,665	$3,352	$3,280	$222,192	$205,945
Medicare	189,237	119,633	—	—	189,237	119,633
Medicaid-skilled	38,232	34,080	—	—	38,232	34,080
Subtotal	446,309	356,378	3,352	3,280	449,661	359,658
Managed care	87,648	88,542	—	—	87,648	88,542
Private and other	36,427	41,053	25,519	22,856	61,946	63,909
Total revenue	$570,384	$485,973	$28,871	$26,136	$599,255	$512,109

Medicaid	38.4%	41.7%	11.6%	12.5%	37.1%	40.2%
Medicare	33.1	24.6	—	—	31.6	23.4
Medicaid-skilled	6.7	7.0	—	—	6.4	6.6
Subtotal	78.2	73.3	11.6	12.5	75.1	70.2
Managed care	15.4	18.2	—	—	14.6	17.3
Private and other	6.4	8.5	88.4	87.5	10.3	12.5
Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Private and other payors in our "all other" category includes revenue from rental income, senior living operations and all payors generated in our other ancillary operations.

	Nine Months Ended September 30,
	Transitional and Skilled Services		Other(1)		Total
	2020	2019	2020	2019	2020	2019
Medicaid	$662,733	$576,504	$9,773	$9,718	$672,506	$586,222
Medicare	519,865	355,141	—	—	519,865	355,141
Medicaid-skilled	110,626	96,323	—	—	110,626	96,323
Subtotal	1,293,224	1,027,968	9,773	9,718	1,302,997	1,037,686
Managed care	271,993	258,205	—	—	271,993	258,205
Private and other	120,351	118,296	78,226	62,146	198,577	180,442
Total revenue	$1,685,568	$1,404,469	$87,999	$71,864	$1,773,567	$1,476,333

Medicaid	39.3%	41.0%	11.1%	13.5%	37.9%	39.7%
Medicare	30.8	25.3	—	—	29.3	24.1
Medicaid-skilled	6.6	6.9	—	—	6.3	6.5
Subtotal	76.7	73.2	11.1	13.5	73.5	70.3
Managed care	16.1	18.4	—	—	15.3	17.5
Private and other	7.2	8.4	88.9	86.5	11.2	12.2
Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
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

Other

Within our senior living operations, we generate revenue primarily from private pay sources, with a portion earned from Medicaid payors or through other state-specific programs. As part of, and subsequent to, the Spin-Off, we lease 31 of the 93 real estate properties owned by us to Pennant on a triple-net basis. Annual rental income generated from the leases with Pennant is approximately $14.0 million. In addition, we hold majority membership interests in our other ancillary operations. Payment for these services varies and is based upon the service provided. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk.

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

Industry Trends
The post-acute care industry has evolved to meet the growing demand for post-acute and custodial healthcare services generated by an aging population, increasing life expectancies and the trend toward shifting patient care to lower cost settings. The industry has evolved in recent years, which we believe has led to a number of favorable improvements in the industry, as described below:
•Shift of Patient Care to Lower Cost Alternatives. The growth of the senior population in the U.S. continues to increase healthcare costs, often faster than the available funding from government-sponsored healthcare programs. In response, federal and state governments have adopted cost-containment measures that encourage the treatment of patients in more cost-effective settings such as skilled nursing facilities, for which the staffing requirements and associated costs are often significantly lower than acute care hospitals and other post-acute care settings. As a result, skilled nursing facilities are generally serving a larger population of higher-acuity patients than in the past.
•Significant Acquisition and Consolidation Opportunities. The skilled nursing industry is large and highly fragmented, characterized predominantly by numerous local and regional providers. Due to the increasing demands from hospitals and insurance carriers to implement sophisticated and expensive reporting systems, we believe this fragmentation provides us with significant acquisition and consolidation opportunities.
•Improving Supply and Demand Balance. The number of skilled nursing facilities has declined modestly over the past several years. We expect that the supply and demand balance in the skilled nursing industry will continue to improve due to the shift of patient care to lower cost settings, an aging population and increasing life expectancies.
•Increased Demand Driven by Aging Populations. As seniors account for an increasing percentage of the total U.S. population, we believe the demand for skilled nursing and senior living services will continue to increase. According to the census projection released by the U.S. Census Bureau in early 2020, between 2016 and 2030, the number of individuals over 65 years old is projected to be one of the fastest growing segments of the United States population, growing from 16% to 21%. The Bureau expects this segment to increase nearly 50% to 73 million, as compared to the total U.S. population which is projected to increase by 10% over that time period. Furthermore, the generation currently retiring has accumulated less savings than prior generations, creating demand for more affordable senior housing and skilled nursing services. As a high-quality provider in lower cost settings, we believe we are well-positioned to benefit from this trend.
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
Governmental and other authorities periodically inspect our skilled nursing facilities, senior living facilities and outpatient rehabilitation agencies to verify that we continue to comply with the applicable regulations and standards. We must pass these inspections to remain licensed under state laws and to comply with our Medicare and Medicaid provider agreements. We can only participate in these third-party payment programs if inspections by regulatory authorities reveal that our operations are in substantial compliance with applicable requirements. In the ordinary course of business, we may receive notices from federal or state regulatory authorities alleging deficiencies in certain regulatory practices. These statements of deficiency may require us to take corrective action to regain and maintain compliance. In some cases, federal or state regulators may impose other remedies including imposition of civil monetary penalties, temporary payment bans, loss of certification as a provider in the Medicare or Medicaid program, or revocation of a state operating license.
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
Examples of requirements that have been waived since the COVID-19 emergency declaration include the following: (1) approving temporary expansion sites to ensure that local hospitals and health systems have the capacity to handle a potential surge of COVID-19 patients (e.g. CMS Hospital Without Walls); (2) removing barriers for physicians, nurses, and other clinicians to be readily hired from the community or from other states to allow healthcare systems to rapidly expands their workforce; (3) increasing access to telehealth and corresponding reimbursement through Medicare to ensure patients have access to healthcare while keeping patients safe at home; (4) expanding in-place COVID-19 testing to allow for more testing at home or in community based settings; and (5) temporarily waiving certain documentation, reporting and audit requirements to allow providers, health care facilities, Medicare Advantage and Part D plans, and states to focus on the provision of care (e.g., Patients Over Paperwork). Many states have also waived regulations to ease regulatory burdens on the healthcare industries. It remains uncertain when federal and state regulators will resume enforcement of those regulations which are waived or otherwise not being enforced during the public health emergency. We believe these regulatory actions could contribute to an increase in skilled mix that may not otherwise occur.

Pursuant to the Emergency Waivers, CMS also authorized temporary waivers on medical review requirements, effective March 1, 2020, for the duration of the public health emergency. CMS is also pausing standard medical review activities, including prior authorization and other reviews that require providers to provide certain types of documentation. In addition, CMS is re-prioritizing scheduled program audits and contract-level Risk Adjustment Data Validation audits for MA organizations, Part D sponsors, Medicare-Medicaid Plans, and Programs of All-Inclusive Care for the Elderly organizations. Re-prioritizing these audit activities will allow providers, CMS and the organizations to focus on patient care.
In July 2020, CMS updated their COVID-19 Provider Burden Relief Frequently Asked Questions (FAQs) related to claim audit waivers for multiple services. On March 30, 2020, CMS suspended most Medicare Fee-For-Service (FFS) medical review because of the COVID-19 pandemic. This included pre-payment medical reviews conducted by Medicare Administrative Contractors (MACs) under the Targeted Probe and Educate program, and post-payment reviews conducted by the MACs, Supplemental Medical Review Contractor (SMRC) reviews and Recovery Audit Contractor (RAC). CMS expects to resume these audit activities beginning on August 3, 2020, regardless of the status of the public health emergency. All reviews will be conducted in accordance with statutory and regulatory provisions, as well as related billing and coding requirements. Available waivers and flexibilities for the claims selected for review will also be applied.
Under the Emergency Waivers, CMS is also allowing skilled nursing facilities to provide a “skill-in-place” (SIP) program for Medicare beneficiaries who are residents of the skilled nursing facilities that meet the SIP criteria, foregoing the usual 3-day qualifying hospital stay. As patients qualify for SIP for Medicare Part A stays, we could see a decrease in long-term care Medicare Part B PT, OT, SLP program. This waiver remains valid for the duration of the COVID-19 public health emergency.
On August 24, 2020, CMS released a Medicaid Informational Bulletin providing guidance to states on flexibilities that are available to increase reimbursement for nursing facilities implementing specific infection control practices.
Resuming visitation and resident rights. CMS has issued guidance to facilities throughout the public health emergency regarding patients’ rights to visitors. In March 2020, CMS issued guidance that facilities restrict visitation to only compassionate care situations. Then, in May 2020, CMS issued guidance for facilities to follow based upon local phases of reopening. In June 2020, CMS expanded on alternative modes of visitation including outdoor visits, compassionate care situations, and communal activities. Most recently, in September 2020, CMS issued guidance on reasonable ways in which nursing facilities can safely facilitate in-person visitation to address the psychosocial needs of residents. In this guidance, CMS indicated that a facility’s failure to facilitate visitation, without adequate reason related to clinical necessity or resident safety, could result in citations for violating resident rights.
Testing requirements
Beginning in April 2020, authorities in several states in which we operate began to mandate widespread COVID-19 testing at all nursing home and long-term care facilities. This came after the CDC stated that older adults are at a higher risk for serious illness from the coronavirus and issued updated testing guidelines for nursing homes. On July 22, 2020, CMS announced that nursing homes in states with a 5% or greater positivity rate for COVID-19 will be required to test all nursing home staff each week. On August 26, 2020, CMS issued new parameters for testing, requiring routine monthly testing of all facility staff if the facility’s county positivity rate is less than 5%; weekly testing if the county positivity rate is between 5-10%; and twice weekly testing if the county positivity rate exceeds 10%. These testing requirements are in addition to obligations to screen staff each shift, residents daily, and all persons entering the facility for signs and symptoms of COVID-19. Facilities must test any staff or resident who has signs or symptoms of COVID-19. In the event of a COVID-19 outbreak in the facility, all staff and residents must be tested at regular intervals until testing identifies no new cases of COVID-19 infection among staff or residents for a 14-day period. In addition to CMS's testing mandates, some states have imposed their own testing requirements for residents and staff. Non-compliance with state or federal mandates may result in imposition of fines or other administrative action, including license revocation.

Reporting requirements
Effective May 8, 2020, CMS published an interim final rule requiring skilled nursing facilities to report information related to COVID-19 cases among facility residents and staff directly to the CDC Health Safety Network no less than weekly. In addition, skilled nursing facilities are required to inform residents, their families and representatives of confirmed or suspected COVID-19 cases in their facilities. This notification is required to take place by 5:00 p.m. (local time) the next calendar day following the occurrence of: (1) a single confirmed infection of COVID-19, or (2) three or more residents or staff with new-onset of respiratory symptoms that occur within 72 hours of one another. CMS is making this data collected under this mandate publicly available on a dedicated website. There could be civil monetary penalties for not meeting these reporting requirements. We do not believe these reporting requirements will have a material impact on our Condensed Consolidated Financial Statements.
Survey Activity and Enforcement.
On March 20, 2020, CMS announced the initiation of focused infection control surveys intended to assess long-term care facility compliance with infection control requirements in connection with the COVID-19 pandemic. CMS prioritized infection control surveys over annual recertification and complaint surveys at the non-immediate jeopardy level, confirming its commitment to infection prevention and control in the skilled nursing industry. Effective August 17, 2020, CMS provided guidance authorizing resumption of traditional survey activity.
On June 1, 2020, CMS introduced an enhanced enforcement program with respect to infection control deficiencies. The program contemplates more significant remedies against facilities with a prior history of infection control deficiencies, and imposes more stringent penalties with deficiencies identified at a higher scope and severity. The spectrum of remedies available to CMS for imposition on skilled nursing facilities in connection with this enhancement includes increased monetary fines, shortened time periods to return to compliance, and other administrative penalties.
Independent Commission on Safety and Quality in Nursing Homes.
On April 30, 2020, CMS announced that it would be convening an independent commission to conduct comprehensive assessments of nursing home responses to the COVID-19 pandemic. This Commission on Safety and Quality in Nursing Homes (Commission) was intended to identify opportunities for improvement to inform immediate and future actions. On September 16, 2020, the Commission issued its final report and recommendations to CMS. Based upon these recommendations, CMS may implement additional measures to combat COVID-19 in nursing facilities.
Medicare
Medicare presently accounts for approximately 30.8% of our transitional and skilled nursing services year-to-date revenue, being our second-largest payor. The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past, and could in the future, result in substantial reductions in our revenue and operating margins.

Patient-Driven Payment Model (PDPM)
The Skilled Nursing Facility Prospective Payment System (SNF PPS) Rule was effective October 1, 2019. The SNF PPS Rule includes a new case-mix model that focuses on the patient’s condition and resulting care needs (clinically relevant factors), rather than on the volume of care provided, to determine Medicare reimbursement. The case mix-model is called the Patient-Driven Payment Model (PDPM), which utilizes clinically relevant factors for determining Medicare payment by using ICD-10 diagnosis codes and other patient characteristics as the basis for patient classification. PDPM utilizes five case-mix adjusted payment components: physician therapy (PT), occupational therapy (OT), speech language pathology (SLP), nursing and social services (nursing) and non-therapy ancillary services (NTA). It also uses a sixth non-case mix component to cover utilization of skilled nursing facilities resources that do not vary depending on resident characteristics.

PDPM replaces the existing case-mix classification methodology, Resource Utilization Groups, Version IV (RUG-IV). The structure of PDPM moves Medicare towards a more value-based, unified post-acute care payment system. For example, PDPM adjusts Medicare payments based on each aspect of a resident’s care, thereby more accurately addressing costs associated with medically complex patients. PDPM also removes therapy minutes as the basis for therapy payment. Finally, PDPM adjusts the skilled nursing facilties per diem payments to reflect varying costs throughout the stay, through the PT, OT and NTA components.
In addition, PDPM is intended to reduce paperwork requirements for performing patient assessments. Under the new SNF PPS PDPM system, the payment to skilled nursing facilities and nursing homes is based heavily on the patient’s condition rather than the specific services provided by each skilled nursing facility.
Skilled Nursing Facility - Quality Reporting Program (SNF QRP)
The Improving Medicare Post-Acute Care Transformation Act of 2014 (IMPACT Act) imposed new data reporting requirements for certain Post-Acute-Care (PAC) providers. The IMPACT Act requires that each skilled nursing facility submit their quality measures data.  Beginning with fiscal year 2018, and each subsequent year, if a skilled nursing facility does not submit required quality data, their payment rates are reduced by 2.0% for that fiscal year. Application of the 2.0% reduction may result in payment rates for a fiscal year being less than the preceding fiscal year. In addition, reporting-based reductions to the market basket increase factor will not be cumulative; they will only apply for the fiscal year involved. A skilled nursing facility will receive a notification letter from its Medicare administrator contractor if it was non-compliant with the Quality Reporting Program reporting requirements and is subject to the payment reduction.
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
Beginning in March 2020, due to the COVID-19 pandemic, CMS issued a temporary suspension of QRP reporting requirements effective until June 30, 2020. This effectively allowed skilled nursing facilities discretion as to whether to report data from the fourth quarter (October 1, 2019 – December 31, 2019), and removed reporting requirements entirely for the first and second quarters of 2020 (January 1, 2020 – June 30, 2020). Skilled nursing facilities were required to resume timely quality data collection and submission of measure and patient assessment data effective June 30, 2020.
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
Sequestration of Medicare Rates
The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called a sequestration. Medicare Fee-For-Service (FFS) claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2.0% reduction in Medicare payments. All Medicare rate payments and settlements have incurred this mandatory reduction and it will continue to be in place through at least 2023, unless Congress takes further action. In response to COVID-19, the CARES Act temporarily suspended the automatic 2.0% reduction of Medicare claim reimbursements for the period of May 1, 2020 through December 31, 2020.

Skilled Nursing Facility Value-Based Purchasing (SNF-VBP) Program
The SNF-VBP Program rewards skilled nursing facilities with incentive payments based on the quality of care they provide to Medicare beneficiaries, as measured by a hospital readmissions measure. CMS annually adjusts its payment rules for skilled nursing facilities using the SNF-VBP Program. Effective October 1, 2018, CMS began withholding 2.0% to fund the SNF-VBP incentive payment pool and will redistribute 60% of the withheld payments back to skilled nursing facilities through the program. The FY 2020 SNF PPS Rules estimate an economic impact of the SNF-VBP Program to be a reduction of $213.6 million in aggregate payments to skilled nursing facilities during fiscal year 2020. The Rule also introduced two new quality measures to assess how health information is shared and adopted a number of standardized patient assessment data elements that assess factors such as cognitive function and mental status, special services, and social determinants of health.
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
Consistent with CMS’ “Patients over Paperwork” initiative, the agency has also been moving toward eliminating burdensome claims-based functional reporting requirements for Part B therapy services. For example, beginning in January 2019, skilled nursing facilities are no longer required to append selected G-codes or the severity modifiers on outpatient therapy claims. This reduces the reporting burden on therapists providing outpatient services and increase the amount of time that therapists can spend with their patients.
On November 1, 2019, CMS issued the calendar year 2020 Physician Fee Schedule Final Rule establishing that therapy assistant claim modifiers will be required starting in calendar year 2020. This rule is consistent with the requirement of the Balanced Budget Act (BBA) of 2018, which requires a 15% payment reduction when a physical therapist assistant (PTA) or occupational therapy assistant (OTA) provides services “in whole or in part” on a given day. While the modifiers are required to be applied to the claims beginning in calendar year 2020, the 15% therapist assistant payment reduction will not be applied until calendar year 2022. The final rule clarified that “in whole or in part” means when 10% or more of the services are provided by a PTA or OTA.
The FY 2020 Physician Fee Schedule (PFS), indicates that there will be no decrease in physical and occupational therapy code payments in 2020. However, in the proposed and final FY 2020 PFS, CMS also indicated its intent to make changes to reimbursement rates that would become effective January 1, 2021. The FY 2021 PFS Proposed Rule was released on August 17, 2020, which proposed to reduce the conversion factor (i.e., the number by which CMS determines all current procedural terminology code payments) by 10.61%. These changes, if finalized in the fiscal year 2021 PFS Rule, will effectively lower the reimbursement rate for therapy Medicare Part B specialty providers; specific to our industry, by 9%.

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
On May 27, 2020, pursuant to its authority under the Emergency Waivers, CMS added physical therapy, occupational therapy and speech-language pathology to list of approved telehealth Providers for the Medicare Part B programs provided by a skilled nursing facility. This waiver allows the reimbursement of certain HCPCS codes delivered by PT, OT, SLP through telehealth. The reimbursement follows the existing physician fee screen reimbursement through the duration of the public health emergency. These services have been used to provide some services to community based outpatients from our skilled nursing facilities that are eligible through local rules to provide community-based outpatient services. Eligible PT, OT, SLP services delivered through telehealth to long-term care residents, when the local COVID-19 quarantine requirements suggest provision of PT, OT, SLP services through alternative means, are also reimbursed per the waiver. The waivers covering the COVID exceptions, including the provision of telehealth services, will remain in effect through the end of the emergency declaration.
Pursuant to the Emergency Waivers, CMS is allowing for the facility to bill an originating site fee to CMS for telehealth services provided to Medicare Part B beneficiary residents of the facility when the services are provided by a physician from an alternate location, effective March 6, 2020 through the end of the public health emergency. Our facilities are utilizing this waiver as physicians elect to provide telehealth visits to Medicare Part B beneficiaries residing in the skilled nursing facility.
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
Decisions Regarding Skilled Nursing Facility Payment
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
Requirements of Participation
CMS has requirements that providers, including skilled nursing facilities and other long-term care (LTC) facilities must meet in order to participate in the Medicare and Medicaid Programs. Some requirements can be burdensome and costly, and in recent years, CMS has modified these requirements. For example, in 2016 CMS instituted new requirements, to be met in three phases. The first phase was effective November 28, 2016, the second phase was effective November 28, 2017 and the third phase became effective November 28, 2019 (despite recent proposals to delay implementation of specific portions of the rule). Additionally, beginning in 2016, skilled nursing facilities were required to comply with emergency preparedness requirements, which requirements have since been strengthened via promulgation of additional rules.
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
In November 2019, the OIG released a report of its investigation into overpayments to hospitals that did not comply with Medicare’s post-acute-care transfer policy. Hospitals violating this policy transferred patients to certain post-acute-care settings, such as skilled nursing facilities, but claimed the higher reimbursements associated with discharges to homes. A similar OIG audit report, released in February 2019, focused on improper payments for skilled nursing facility services when the Medicare 3-day inpatient hospital stay requirement was not met. These investigatory actions by OIG demonstrate their increased scrutiny into post-hospital skilled nursing facility care provided to beneficiaries and may encourage additional oversight or stricter compliance standards.
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
Federal Health Care Reform
On October 30, 2015, CMS released a final rule addressing, among other things, implementation of certain provisions of MACRA, which changes the way physicians are paid who participate in Medicare through implementation of the Quality Payment Program (QPP). QPP creates two tracks for physician payment: (1) the Merit-Based Incentive Payment System (MIPS) that streamlines multiple quality programs; and (2) Alternative Payment Models (APMs) that give bonus payments for participation in eligible APMs. The current Value-Based Payment Modifier program expired at the end of 2018 (CY 2018 will be the final payment adjustment period under the Value-Based Payment Modifier), with the first MIPS adjustments began in 2019. The October 30, 2015 final rule added measures where gaps exist in the current Physician Quality Reporting System (PQRS), which is used by CMS to track the quality of care provided to Medicare beneficiaries. The final rule also excludes services furnished in skilled nursing facilities from the definition of primary care services for purposes of the Shared Savings Program. The rule may have an impact on our revenue in the future.

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

•In 2020, in response to COVID-19 pandemic, a freeze of Skilled Nursing Facilities Quality Reporting Program data on the Nursing Home Compare website after the October 2020 refresh until April 2022.

CMS predicted that the 2019 changes would result in 47% of all nursing centers to lose stars in their "Quality" ratings, 33% to lose stars in their "Staffing" ratings and some 36% to lose stars in their "Overall" ratings. Unsurprisingly, these changes resulted in a reduction in Ensign’s number of facilities with four or five-star ratings in 2019. Additionally, on October 7, 2019, CMS announced it will begin increasing quality measure thresholds by 50% of the average rate of improvement of QM scores every six months, beginning in April 2020. This means if there is an average rate of improvement of 2%, the quality measure threshold will be raised 1%. This frequent adjustment is intended to avoid larger adjustments to thresholds in the future. However, CMS acknowledges that some facilities may see a decline in their overall five-star rating absent any new inspection information. This change could further affect star ratings across the industry.

On April 27, 2016, CMS added six new quality measures to its consumer-based Nursing Home Compare website. These quality measures include the rate of rehospitalization, emergency room use, community discharge, improvements in function, independent worsening of ability to move, and use antianxiety or hypnotic medication among nursing home residents. Beginning in July 2016, CMS incorporated all these measures, except for the antianxiety/hypnotic medication measure, into the calculation of the Nursing Home Five-Star Quality Ratings. In 2018, CMS added PBJ data to be used to calculate the staffing ratings in the Nursing Home Five Star Quality Rating System. In 2019, CMS updated thresholds for assigning stars for both the staffing and quality components of the system and added measures of long-stay hospitalizations and long-stay ED visits were added to the quality measure rating. Since the standards for performance are more difficult to achieve, the number of our 4 and 5-star facilities could be reduced.

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

In responding to the COVID-19 pandemic, CMS announced a new, targeted inspection plan to focus on urgent patient safety threats and infection control, therefore causing a shift in the number of nursing homes inspected and how the inspections are conducted. As this change would disrupt the inspection domain of the Nursing Home Five Star Quality Rating System, results of inspections conducted on or after March 4, 2020 will not be used to calculate a nursing home’s health inspection star ratings. In addition, on June 25, 2020, CMS announced that beginning July 29, 2020, data used to calculate measures in the Five Star Quality ratings system will be frozen based on the data collection period ending December 31, 2019 so as to exclude data from resident assessments that are impacted by the waiver associated with the public health emergency.

Another COVID-19 impact to the Nursing Home Five-Star Quality Rating System is CMS’s decision to make QRP reporting optional for the fourth quarter of 2019 and excepted for the first and second quarters of 2020. Due to the gap in reported QRP data, CMS is freezing the data on the Nursing Home Compare website beginning October 2020 through April 2022. This will impact facilities’ that may have less favorable data in October 2020 from being able to demonstrate improvements on the public-facing website through mid-2022.

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
Regulations Specific to Senior Living Communities
As previously mentioned, senior living services revenue is primarily derived from private pay residents, with a small portion of senior living revenue (approximately 0.5% of total revenue) derived from Medicaid funds. Thus, some of the regulations discussed above applicable to Medicaid providers, also apply to senior living. However, the following provides a brief overview of the regulatory framework applicable specifically to senior living.
A majority of states provide, or are approved to provide, Medicaid payments for personal care and medical services to some residents in licensed senior living communities under waivers granted by or under Medicaid state plans approved by CMS. State Medicaid programs control costs for senior living and other home and community-based services by various means such as restrictive financial and functional eligibility standards, enrollment limits and waiting lists. Because rates paid to senior living community operators are generally lower than rates paid to skilled nursing facility operators, some states use Medicaid funding of senior living services as a means of lowering the cost of services for residents who may not need the higher level of health services provided in skilled nursing facilities. States that administer Medicaid programs for services in senior living communities are responsible for monitoring the services at, and physical conditions of, the participating communities. As a result of the growth of senior living in recent years, states have adopted licensing standards applicable to assisted living communities. Most state licensing standards apply to senior living communities regardless of whether they accept Medicaid funding.
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
Our net revenues for the three months ended September 30, 2020 continued to be impacted by COVID-19 as we experience revenue loss from a decline in occupancy which was partially offset by our skilled mix changes. To respond to the COVID-19 pandemic and ease the healthcare system burdens, CMS has waived existing regulatory requirements under the Emergency Waivers a series of temporary waivers and guidance issued by CMS, including a waiver of the requirement to have a three-day stay in a hospital to get Medicare coverage of a skilled nursing stay as well as the authorization of renewed skilled nursing facility coverage without having to start a new benefit period for certain beneficiaries who recently exhausted their skilled nursing facility benefits. As our communities experience surges of COVID-19 cases, our patients' needs have required the use of skilled care, resulting in an increase in Medicare Part A days. In addition, the FMAP program has been designed to enhance the reimbursements to provide additional funding to cover COVID-19 related expenses in selected states. For the three and nine months ended September 30, 2020, we recorded FMAP revenue of $11.7 million and $24.8 million, respectively, which directly offset against COVID-19 related expenses we incurred in those states. See Recent Activities for further information.

Our total revenue for the quarter increased $87.1 million, or 17.0% while our diluted continuing operations GAAP earning per share grew more than 97.4%, from $0.39 to $0.77, compared to the third quarter in 2019. Over the past four quarters, we have continued to make progress on initiatives which we established more than two years ago. Including our foundational structure of local operations that are the centers of excellence in the communities they serve. As part of this focus, we have been able to expand our relationships with doctors, hospitals and managed care plans. Revenue from our transitional and skilled services collectively increased by 17.4%. We have also strengthened our collection process as well as identified non-clinical areas where we can manage spending. These operational fundamentals coupled with the reduction of interest expense due to the deferral of payroll tax payments and proceeds from Medicare Accelerated and Advance Payment Program resulted in strong third quarter performance.

The following table sets forth details of operating results for our revenue, expenses and earnings, and their respective components, as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue	100.0%	100.0%	100.0%	100.0%
Expense:
Cost of services	77.6	80.2	77.3	79.7
Rent—cost of services	5.4	6.2	5.5	6.3
General and administrative expense	5.5	5.0	5.4	5.3
Depreciation and amortization	2.3	2.6	2.3	2.6
Total expenses	90.8	94.0	90.5	93.9
Income from operations	9.2	6.0	9.5	6.1
Other income (expense):
Interest expense	(0.3)	(0.7)	(0.4)	(0.8)
Interest and other income	0.1	0.1	0.1	0.1
Other expense, net	(0.2)	(0.6)	(0.3)	(0.7)
Income before provision for income taxes	9.0	5.4	9.2	5.4
Provision for income taxes	1.8	1.0	2.1	1.0
Net income from continuing operations	7.2	4.4	7.1	4.4
Net income from discontinued operations, net of tax	—	1.0	—	1.3
Net income	7.2	5.4	7.1	5.7
Less: net income attributable to noncontrolling interests in continuing operations	—	0.1	0.1	0.1
Net income attributable to noncontrolling interests in discontinued operations	—	—	—	—
Net income attributable to The Ensign Group, Inc.	7.2%	5.3%	7.0%	5.6%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Non-GAAP Financial Measures:	(In thousands)
Performance Metrics
EBITDA from continuing operations(1)	$68,573	$43,814	$207,333	$126,596
EBITDA total(2)	$68,573	$52,595	$207,333	$153,479

Adjusted EBITDA from continuing operations(1)	$72,872	$46,160	$219,065	$135,215
Adjusted EBITDA total(2)	$72,872	$58,484	$219,065	$172,016

Valuation Metric
Adjusted EBITDAR(3)	$105,351		$316,311
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
•stock-based compensation expense;
•acquisition related costs; and
•gain on sale of fixed assets, net of impairment charges.

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

The table below reconciles net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Consolidated statements of income data:	(In thousands)
Net income	$43,313	$27,828	$125,202	$84,360
Less: net income attributable to noncontrolling interests in continuing operations	253	390	1,045	591
Less: net income from discontinued operations	—	5,290	—	19,473
Add: Interest expense, net	890	3,168	5,068	9,656
Provision for income taxes	10,866	5,093	37,026	14,944
Depreciation and amortization	13,757	13,405	41,082	37,700
EBITDA from continuing operations	68,573	43,814	207,333	126,596
EBITDA from discontinued operations(d)	—	8,781	—	26,883
EBITDA	$68,573	$52,595	$207,333	$153,479

Results related to operations not at full capacity(a)	81	555	620	1,184
Stock-based compensation expense	4,173	2,829	10,936	8,215
Acquisition related costs(b)	20	69	104	144
Gain on sale of fixed assets, net of impairment charges(c)	—	(1,402)	—	(1,402)
Rent related to items above	25	295	72	478
Adjusted EBITDA from continuing operations	72,872	46,160	219,065	135,215
Adjusted EBITDA from discontinued operations(d)	—	12,324	—	36,801
Adjusted EBITDA	$72,872	$58,484	$219,065	$172,016
Rent—cost of services	32,504	31,875	97,318	93,278
Less: rent related to items above	(25)	(295)	(72)	(478)
Adjusted rent from continuing operations	32,479	31,580	97,246	92,800
Adjusted rent included in discontinued operations	—	5,849	—	17,283

Adjusted EBITDAR from continuing operations	$105,351		$316,311

(a) Represents results of operations not at full capacity during the period presented.
(b) Costs incurred to acquire operations which are not capitalizable.
(c) Gain on sale of fixed assets includes impairment charges of $1.5 million at two of our senior living operations, offset by the gain recognized for the sale of real estate of $2.9 million in the three and nine months ended September 30, 2019.
(d) All adjustments included in the table below are presented within net income from discontinued operations, net of tax.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Net income from discontinued operations, net of tax	$5,290	$19,473
Less: net income attributable to noncontrolling interests in discontinued operations	279	629
Add: Interest and other income, net	(4)	(26)
Provision for income taxes	2,860	5,663
Depreciation and amortization	914	2,402
EBITDA from discontinued operations	$8,781	$26,883

Losses related to operations in the start-up phase	59	377
Stock-based compensation expense	149	1,018
Spin-Off transaction costs	3,261	7,909
Acquisition related costs	70	603
Rent related to items above	4	11
Adjusted EBITDA from discontinued operations	$12,324	$36,801

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Revenue

	Three Months Ended September 30,
	2020		2019
	$	%	$	%

	(Dollars in thousands)
Transitional and skilled services	$570,384	95.2%	$485,973	94.9%
All other (1)	28,871	4.8	26,136	5.1
Total revenue	$599,255	100.0%	$512,109	100.0%
(1) Includes revenue from rental income and services generated from our senior living services, real estate properties and other ancillary services.

Our total revenue increased $87.1 million, or 17.0%, compared to the three months ended September 30, 2019. The increase in revenue was primarily driven by an increase in our skilled mix days and revenue per patient day from our transitional and skilled services operations, along with the impact of acquisitions. Total revenue from operations acquired on or subsequent to October 1, 2019 increased our consolidated revenue by $42.4 million during the three months ended September 30, 2020, when compared to the same period in 2019. In addition, we recorded $11.7 million of FMAP revenue, which correlate directly to the additional COVID-19 related expenses incurred. All FMAP revenue is included in Medicaid revenue.

Transitional and Skilled Services

The following table presents the transitional and skilled services revenue and key performance metrics by category during the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change	% Change

Total Facility Results:	(Dollars in thousands)
Transitional and skilled revenue	$570,384	$485,973	$84,411	17.4%
Number of facilities at period end	193	179	14	7.8%
Number of campuses at period end*	24	22	2	9.1%
Actual patient days	1,495,285	1,516,697	(21,412)	(1.4)%
Occupancy percentage — Operational beds	70.7%	78.9%		(8.2)%
Skilled mix by nursing days	32.8%	28.5%		4.3%
Skilled mix by nursing revenue	53.9%	47.8%		6.1%

	Three Months Ended September 30,
	2020	2019	Change	% Change

Same Facility Results(1):	(Dollars in thousands)
Transitional and skilled revenue	$443,217	$411,306	$31,911	7.8%
Number of facilities at period end	152	152	—	—%
Number of campuses at period end*	15	15	—	—%
Actual patient days	1,138,971	1,267,903	(128,932)	(10.2)%
Occupancy percentage — Operational beds	71.2%	79.5%		(8.3)%
Skilled mix by nursing days	34.7%	29.8%		4.9%
Skilled mix by nursing revenue	56.2%	49.6%		6.6%

	Three Months Ended September 30,
	2020	2019	Change	% Change

Transitioning Facility Results(2):	(Dollars in thousands)
Transitional and skilled revenue	$52,033	$46,350	$5,683	12.3%
Number of facilities at period end	16	16	—	—%
Number of campuses at period end*	4	4	—	—%
Actual patient days	148,732	155,367	(6,635)	(4.3)%
Occupancy percentage — Operational beds	75.3%	79.5%		(4.2)%
Skilled mix by nursing days	25.1%	21.2%		3.9%
Skilled mix by nursing revenue	41.7%	35.7%		6.0%

	Three Months Ended September 30,
	2020	2019	Change	% Change

Recently Acquired Facility Results(3):	(Dollars in thousands)
Transitional and skilled revenue	$75,134	$25,570	$49,564	NM
Number of facilities at period end	25	11	14	NM
Number of campuses at period end*	5	3	2	NM
Actual patient days	207,582	84,554	123,028	NM
Occupancy percentage — Operational beds	65.6%	71.4%		NM
Skilled mix by nursing days	27.7%	23.5%		NM
Skilled mix by nursing revenue	49.1%	41.3%		NM

	Three Months Ended September 30,
	2020	2019	Change	% Change

	(Dollars in thousands)
Facility Closed Results(4):
Skilled nursing revenue	$—	$2,747	$(2,747)	NM
Actual patient days	—	8,873	(8,873)	NM
Occupancy percentage — Operational beds	—%	64.7%		NM
Skilled mix by nursing days	—%	19.1%		NM
Skilled mix by nursing revenue	—%	41.9%		NM
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
(4)Facility Closed results represents closed operations during the three months ended September 30, 2019, which were excluded from Same Facilities results for the three months ended September 30, 2019 and 2020 for comparison purposes.

Transitional and skilled services revenue increased $84.4 million, or 17.4%, compared to the three months ended September 30, 2019. Of the $84.4 million increase, Medicare revenue increased $69.6 million, or 58.2%, Medicaid custodial revenue increased $16.2 million, or 8.0% and Medicaid skilled revenue increased $4.1 million, or 11.9%. Private and other revenue decreased $4.6 million, or 11.3% and managed care revenue decreased by $0.9 million, or 1.0%.

Revenue in our Same Facilities increased $31.9 million, or 7.8% due to greater patient acuity and SIP days, even while occupancy and census declined by 8.3% and 10.2%, respectively, due to COVID-19. The decline in our occupancy is mainly in our non-skilled patient days, which is being offset by a shift to higher Medicare census, which also drove up skilled mix days and revenue. Our skilled mix days increased by 4.9% coupled with an increase from our skilled revenue daily rate of 13.2%, which included the impact of 2% sequestration reversal. This resulted in an increase in skilled mix revenue of $36.3 million.

We continued to experience decreased Medicaid custodial and private patient census days related to COVID-19 during the second quarter of 2020 that continued into our third quarter. Our Medicaid census decreased by 15.2%, but was offset by an increase in our Medicaid daily rate of 8.8% as a result of our successful participation in the quality improvement programs and the supplemental programs in various states. In addition, included in total revenue for Same Facilities is $8.9 million of Medicaid revenue related to FMAP program.

Revenue generated by our Transitioning Facilities increased $5.7 million, or 12.3%, primarily due to an increase of 13.4% in skilled patient days. We experienced and continued to see a shift in higher patient acuity, resulting in an increase in skilled mix revenue of $4.3 million, or 26.8%, compared to the three months ended September 30, 2019.

Transitional and skilled services revenue generated by facilities purchased on or subsequent to January 1, 2019 (Recently Acquired Facilities) increased by approximately $49.6 million compared to the three months ended September 30, 2019. We acquired 16 operations between October 1, 2019 and September 30, 2020 across four states.
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
The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate (1):

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Skilled Nursing Average Daily Revenue Rates:
Medicare	$664.61	$600.96	$590.02	$530.91	$646.90	$651.12	$656.43	$597.82
Managed care	496.14	458.91	477.39	425.49	489.23	432.31	493.78	455.48
Other skilled	542.37	487.87	523.66	472.23	356.09	346.95	535.22	482.68
Total skilled revenue	587.57	519.07	539.37	482.60	587.23	525.84	583.86	517.16
Medicaid	245.99	226.19	257.44	235.48	234.94	229.85	245.54	227.48
Private and other payors	233.83	226.78	234.44	217.99	218.59	229.67	231.77	225.04
Total skilled nursing revenue	$363.39	$314.12	$324.76	$284.74	$330.63	$299.45	$354.99	$310.18
(1) These rates exclude additional FMAP revenue we recognized as part of The Family First Coronavirus Response Act and include sequestration reversal of 2%.

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 10.6% and 11.1%, respectively, compared to the three months ended September 30, 2019. The increase is attributable to the 2.4% net market basket increase that became effective in October 2019 coupled with our continued shift towards higher acuity patients. Included in revenue for the three months ended September 30, 2020 is the results of the temporary suspension of the 2% Medicare sequestration, which started on May 1, 2020 and will go through December 31, 2020. In addition, our new payment model, PDPM, became effective on October 1, 2019.

Our average Medicaid rates increased 7.9% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states. Medicaid rates exclude the amount of FMAP revenue we recorded.

Payor Sources as a Percentage of Skilled Nursing Services. We use our skilled mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods.

The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Percentage of Skilled Nursing Revenue:
Medicare	31.5%	22.2%	22.9%	19.5%	35.6%	24.2%	31.2%	22.1%
Managed care	15.8	18.9	14.0	12.7	12.3	13.8	15.2	18.0
Other skilled	8.9	8.5	4.8	3.5	1.2	3.3	7.5	7.7
Skilled mix	56.2	49.6	41.7	35.7	49.1	41.3	53.9	47.8
Private and other payors	6.5	8.2	10.7	12.3	7.3	7.3	7.1	8.5
Medicaid	37.3	42.2	47.6	52.0	43.6	51.4	39.0	43.7
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Percentage of Skilled Nursing Days:
Medicare	17.2%	11.5%	12.6%	10.5%	18.2%	11.2%	16.9%	11.4%
Managed care	11.6	12.9	9.5	8.5	8.3	9.6	10.9	12.2
Other skilled	5.9	5.4	3.0	2.2	1.2	2.7	5.0	4.9
Skilled mix	34.7	29.8	25.1	21.2	27.7	23.5	32.8	28.5
Private and other payors	10.3	11.9	14.8	15.6	10.9	9.5	10.8	12.2
Medicaid	55.0	58.3	60.1	63.2	61.4	67.0	56.4	59.3
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Other

Our other revenue increased by $2.7 million, or 10.5% to $28.9 million, compared to the three months ended September 30, 2019. Other revenue for the third quarter in 2020 includes senior living revenue of $11.8 million; mobile diagnostics revenue of $6.6 million, medical transportation revenue of $4.9 million and rental and other ancillary operations revenue of $5.6 million. This increase in other revenue is due to acquisitions and rental income from Pennant.
Cost of Services

The following table sets forth total cost of services for continuing operations of our transitional and skilled services and "All Other" category for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	2020		2019		Change
	$	%(1)	$	%(1)	$	%

Transitional and skilled services	$438,110	76.8%	$389,519	80.2%	$48,591	12.5%
All other	26,998	93.5	20,997	80.3	6,001	28.6
Total cost of services	$465,108	77.6%	$410,516	80.2%	$54,592	13.3%
(1) This represents cost of services as a percentage of revenue.

Consolidated cost of services increased $54.6 million, or 13.3%, compared to the three months ended September 30, 2019. Consolidated cost of services as a percentage of revenue decreased by 2.6%.

Transitional and Skilled Services

Cost of services related to our transitional and skilled services segment increased $48.6 million, or 12.5%, due primarily to additional costs related to COVID-19 related expenses and new acquisitions. Cost of services as a percentage of revenue decreased to 76.8% from 80.2%, a decrease of 3.4%. We experienced an increase in expenses on a per patient day basis related to COVID-19, including wages, supplies and additional ancillary costs. These increases were offset with better collections and lower purchased services expenses.

Other Operating Expenses

Rent — cost of services. Our rent — cost of services as a percentage of total revenue decreased by 0.8% to 5.4%, primarily due to our recent acquisitions including real estate assets, coupled with the growth in revenue outpacing the increase in rent expense.
General and administrative expense. General and administrative expense increased $7.3 million or 28.6%, to $32.8 million. This increase was primarily due to increases in wages and benefits due to enhanced performance and growth. In addition, general and administrative expense as a percentage of revenue increased by 0.5% to 5.5%.
Depreciation and amortization. Depreciation and amortization expense increased $0.4 million, or 2.6%, to $13.8 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations. Depreciation and amortization decreased 0.3%, to 2.3%, as a percentage of revenue.
Other expense, net. Other expense, net as a percentage of revenue decreased by 0.4%, to 0.2%. Other expense primarily includes interest expense related to borrowings under our credit facility. During the quarter, we were able to utilize the proceeds from Medicare Accelerated and Advance Payment Program and deferral of social security taxes to reduce the amount outstanding on our revolving credit facility. The repayment period for the Medicare Accelerated and Advance Payment Program starts in March 2021.
Provision for income taxes.  Our effective tax rate was 20.1% for the three months ended September 30, 2020, compared to 18.4% for the same period in 2019. The higher effective tax rate is driven by the impact of the tax benefit from stock-based payment awards, offset by non-deductible expenses. See Note 15, Income Taxes, in the Notes to Condensed Consolidated Financial Statements for further discussion.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Revenue

	Nine Months Ended September 30,
	2020		2019
	$	%	$	%

	(Dollars in thousands)
Transitional and skilled services	$1,685,568	95.0%	$1,404,469	95.1%
All other (1)	87,999	5.0	71,864	4.9
Total revenue	$1,773,567	100.0%	$1,476,333	100.0%
(1) Includes revenue from rental income and services generated from our senior living services, real estate properties and other ancillary services.

Our total revenue increased $297.2 million, or 20.1%, compared to the nine months ended September 30, 2019. The increase in revenue was primarily driven by an increase in our skilled mix days and revenue per patient day from transitional and skilled services operations, along with the impact of acquisitions. Total revenue from operations acquired on or subsequent to October 1, 2019 increased our consolidated revenue by $117.3 million during the nine months ended September 30, 2020, when compared to the same period in 2019. In addition, we recorded $24.8 million of FMAP payments received.

Transitional and Skilled Services

The following table presents the transitional and skilled services revenue and key performance metrics by category during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change	% Change

Total Facility Results:	(Dollars in thousands)
Transitional and skilled revenue	$1,685,568	1,404,469	$281,099	20.0%
Number of facilities at period end	193	179	14	7.8%
Number of campuses at period end*	24	22	2	9.1%
Actual patient days	4,668,961	4,395,864	273,097	6.2%
Occupancy percentage — Operational beds	74.5%	79.2%		(4.7)%
Skilled mix by nursing days	30.6%	29.1%		1.5%
Skilled mix by nursing revenue	51.8%	48.7%		3.1%

	Nine Months Ended September 30,
	2020	2019	Change	% Change

Same Facility Results(1):	(Dollars in thousands)
Transitional and skilled revenue	$1,319,620	$1,216,841	$102,779	8.4%
Number of facilities at period end	152	152	—	—%
Number of campuses at period end*	15	15	—	—%
Actual patient days	3,570,174	3,762,109	(191,935)	(5.1)%
Occupancy percentage — Operational beds	75.0%	79.7%		(4.7)%
Skilled mix by nursing days	32.5%	30.4%		2.1%
Skilled mix by nursing revenue	54.1%	50.4%		3.7%

	Nine Months Ended September 30,
	2020	2019	Change	% Change

Transitioning Facility Results(2):	(Dollars in thousands)
Transitional and skilled revenue	$154,601	$136,155	$18,446	13.5%
Number of facilities at period end	16	16	—	—%
Number of campuses at period end*	4	4	—	—%
Actual patient days	456,714	458,633	(1,919)	(0.4)%
Occupancy percentage — Operational beds	78.0%	79.0%		(1.0)%
Skilled mix by nursing days	24.8%	21.9%		2.9%
Skilled mix by nursing revenue	41.8%	36.9%		4.9%

	Nine Months Ended September 30,
	2020	2019	Change	% Change

Recently Acquired Facility Results(3):	(Dollars in thousands)
Transitional and skilled revenue	$211,347	$43,334	$168,013	NM
Number of facilities at period end	25	11	14	NM
Number of campuses at period end*	5	3	2	NM
Actual patient days	642,073	148,385	493,688	NM
Occupancy percentage — Operational beds	69.5%	71.6%		NM
Skilled mix by nursing days	23.7%	22.2%		NM
Skilled mix by nursing revenue	44.7%	39.3%		NM

	Nine Months Ended September 30,
	2020	2019	Change	% Change

	(Dollars in thousands)
Facility Closed Results(4):
Skilled nursing revenue	$—	$8,139	$(8,139)	NM
Actual patient days	—	26,737	(26,737)	NM
Occupancy percentage — Operational beds	—%	65.7%		NM
Skilled mix by nursing days	—%	17.4%		NM
Skilled mix by nursing revenue	—%	37.5%		NM
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
(4)Facility Closed results represents closed operations during the nine months ended September 30, 2019, which were excluded from Same Facilities results for the nine months ended September 30, 2019 and 2020 for comparison purposes.

Transitional and skilled services revenue increased $281.1 million, or 20.0%, compared to the nine months ended September 30, 2019. Of the $281.1 million increase, Medicare and managed care revenue increased $178.6 million, or 29.1%, Medicaid custodial revenue increased $86.2 million, or 15.0%, Medicaid skilled revenue increased $14.3 million, or 14.8% and private and other revenue increased $2.0 million, or 1.7%.

The increase in revenue was primarily driven by strong performance across our transitional and skilled services operations during the first quarter of 2020, which grew first quarter revenue by $109.1 million. We began experiencing the impact of COVID-19 during the second and third quarters, which negatively impacted our census. Our occupancy decreased by 4.7% compared to the same period in prior year. The decline is offset by the increase in skilled mix days due to a shift toward high acuity patients.

Revenue in our Same Facilities increased $102.8 million, or 8.4%. The impact of COVID-19 resulted in a decrease in occupancy of 4.7%. The decline in our occupancy is mainly in our non-skilled patient days, which is being offset by the shift toward high acuity patients. Our skilled days increased by 1.6%, coupled with an increase in our skilled revenue daily rate of 11.5%, resulting in an increase in skilled mix revenue of $78.7 million, or 13.3%.

We continued to experience decreased Medicaid custodial and private patient days census related to COVID-19 during the second quarter of 2020. Our Medicaid census decreased by 7.0% but is offset by an increase in our Medicaid daily rate of 6.0% as a result of our successful participation in the quality improvement programs and the supplemental programs in various states. In addition, included in total revenue for Same Facilities is $19.3 million of Medicaid revenue related to the FMAP program.

Revenue generated by our Transitioning Facilities increased $18.4 million, or 13.5%, primarily due to increases in our daily rate and patient days compared to the nine months ended September 30, 2019, demonstrating our ability to transition these healthcare operations that were acquired two and three years ago. In addition, we continued to see a shift toward higher acuity patients. Our skilled days increased by 2.9%, coupled with an increase from our skilled mix revenue daily rate of 10.3%.

Transitional and skilled services revenue generated by Recently Acquired Facilities increased by approximately $168.0 million compared to the nine months ended September 30, 2019. We acquired 16 operations between October 1, 2019 and September 30, 2020 across four states.
In the future, if we acquire additional facilities that are underperforming and need to be turned around or start up-operations, we expect to see lower occupancy rates and skilled mix, and these metrics are expected to vary from period to period based upon the maturity of the facilities within our portfolio. Historically, we have generally experienced lower occupancy rates, lower skilled mix at Recently Acquired Facilities and therefore, we anticipate generally lower overall occupancy during years of growth.
The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate (1):

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Skilled Nursing Average Daily Revenue Rates:
Medicare	$668.14	$599.34	$591.32	$532.09	$643.17	$633.93	$658.38	$594.51
Managed care	489.23	456.95	465.22	425.47	470.43	429.89	485.33	453.94
Other skilled	534.44	490.70	509.31	466.05	341.41	346.85	526.54	487.06
Total skilled revenue	579.53	519.87	532.29	482.40	572.14	515.17	574.99	517.24
Medicaid	237.32	223.83	246.69	232.93	221.48	227.80	235.88	225.10
Private and other payors	233.18	228.84	237.79	220.85	213.42	214.28	230.81	226.66
Total skilled nursing revenue	$348.15	$314.75	$316.27	$285.47	$303.66	$289.92	$338.91	$310.71
(1) These rates exclude additional FMAP revenue we recognized as part of The Family First Coronavirus Response Act.

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 11.5% and 11.1%, respectively, compared to the nine months ended September 30, 2019. Included in revenue for the nine months ended September 30, 2020 is the results of five months of the temporary suspension of the 2% Medicare sequestration, which started on May 1, 2020 and will go through December 31, 2020. In addition, our new payment model, PDPM, became effective on October 1, 2019.

Our average Medicaid rates increased 4.8% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states.

Payor Sources as a Percentage of Skilled Nursing Services. We use our skilled mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods.

The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Percentage of Skilled Nursing Revenue:
Medicare	28.8%	23.3%	23.0%	20.3%	31.4%	22.4%	28.6%	23.0%
Managed care	16.7	18.9	14.7	13.3	11.9	13.9	15.9	18.1
Other skilled	8.6	8.2	4.1	3.3	1.4	3.0	7.3	7.6
Skilled mix	54.1	50.4	41.8	36.9	44.7	39.3	51.8	48.7
Private and other payors	7.1	8.1	10.8	12.2	8.5	8.0	7.7	8.5
Medicaid	38.8	41.5	47.4	50.9	46.8	52.7	40.5	42.8
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Percentage of Skilled Nursing Days:
Medicare	15.0%	12.2%	12.3%	10.9%	14.8%	10.3%	14.7%	12.0%
Managed care	11.9	13.0	10.0	8.9	7.7	9.4	11.1	12.4
Other skilled	5.6	5.2	2.5	2.1	1.2	2.5	4.8	4.7
Skilled mix	32.5	30.4	24.8	21.9	23.7	22.2	30.6	29.1
Private and other payors	10.6	11.5	14.5	15.5	12.2	10.6	11.1	12.0
Medicaid	56.9	58.1	60.7	62.6	64.1	67.2	58.3	58.9
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Other

Our other revenue increased by $16.1 million, or 22.5% to $88.0 million, compared to the nine months ended September 30, 2019. Other revenue for the nine months ended September 30, 2020 includes senior living revenue of $35.1 million; mobile diagnostics revenue of $21.0 million, medical transportation revenue of $15.6 million and rental and other ancillary operations revenue of $16.3 million. The increase in other revenue is due to acquisitions and rental income from Pennant.
Cost of Services

The following table sets forth total cost of services for continuing operations of our transitional and skilled services and "All Other" category for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,
	2020		2019		Change
	$	%(1)	$	%(1)	$	%

Transitional and skilled services	$1,299,777	77.1%	$1,116,828	79.5%	$182,949	16.4%
All other	71,601	81.4	60,418	84.1	11,183	18.5
Total cost of services	$1,371,378	77.3%	$1,177,246	79.7%	$194,132	16.5%
(1) This represents cost of services as a percentage of revenue.

Consolidated cost of services increased $194.1 million, or 16.5% compared to the nine months ended September 30, 2019. Consolidated cost of services as a percentage of revenue decreased by 2.4% to 77.3%.

Transitional and Skilled Services

Cost of services related to our transitional and skilled services segment increased $182.9 million, or 16.4%, due primarily to additional costs at new acquisitions, which accounted for $118.8 million of the increase, coupled with additional COVID-19 related expenses. Cost of services as a percentage of revenue decreased to 77.1% from 79.5%, a decrease of 2.4%.

Other Operating Expenses

Rent — cost of services. Our rent — cost of services as a percentage of total revenue decreased by 0.8% to 5.5%, primarily due to our recent acquisitions including real estate assets, coupled with the growth in revenue outpacing the increase in rent expense.
General and administrative expense. General and administrative expense increased $17.9 million or 22.7%, to $96.5 million. This increase was primarily due to increases in wages and benefits due to enhanced performance and growth. In addition, general and administrative expense as a percentage of revenue increased by 0.1% to 5.4%.
Depreciation and amortization. Depreciation and amortization expense increased $3.4 million, or 9.0%, to $41.1 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations. Depreciation and amortization decreased 0.3%, to 2.3%, as a percentage of revenue.
Other expense, net. Other expense, net as a percentage of revenue decreased by 0.4%, to 0.3%. Other expense primarily includes interest expense related to borrowings under our credit facility. Interest expense during the second and third quarter of 2020 decreased as we were able to utilize the proceeds from Medicare Accelerated and Advance Payment Program and deferral tax programs to reduce the amount outstanding on our revolving credit facility.
Provision for income taxes.  Our effective tax rate was 22.8% for the nine months ended September 30, 2020, compared to 18.7% for the same period in 2019. The higher effective tax rate is driven by the impact of the tax benefit from stock-based payment awards. See Note 15, Income Taxes, in the Notes to Condensed Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our revolving credit facilities. Our liquidity as of September 30, 2020 is impacted by cash receipts and payments related to the Provider Relief Funds and Medicare Accelerated and Advance Payment Program.
Historically, we have primarily financed the majority of our acquisitions through the financing of our operating subsidiaries through mortgages, our revolving credit facility, and cash generated from operations. Cash paid to fund acquisitions was $9.1 million and $74.5 million for the nine months ended September 30, 2020 and 2019, respectively. Total capital expenditures for property and equipment were $37.8 million and $49.9 million for the nine months ended September 30, 2020 and 2019, respectively. We currently have approximately $47.0 million budgeted for renovation projects for 2020, which incorporates the temporary suspension of non-essential capital expenditure projects. We believe our current cash balances, our cash flow from operations and the amounts available under our credit facility will be sufficient to cover our operating needs for at least the next 12 months.

We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of September 30, 2020 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of September 30, 2020, we held debt security investments of approximately $49.3 million, which were split between AA, A and BBB rated securities. We believe our debt security investments that were in an unrealized loss position as of September 30, 2020 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date, including the recent developments related to COVID-19, that would indicate any other-than-temporary impairment.

As mentioned above, one primary source of cash is generated from our ongoing operations. Our positive cash flows have supported our business and have allowed us to pay regular dividends to our stockholders. We currently anticipate that existing cash and total investments as of September 30, 2020, along with projected operating cash flows and available financing, will support our normal business operations for the foreseeable future. Given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 outbreak, we will continue to evaluate the nature and extent of the impact to our business and financial position.

The following table presents selected data on our continuing operations from our condensed consolidated statement of cash flows for the periods presented:

	Nine Months Ended September 30,
	2020	2019

Net cash provided by/(used in):	(In thousands)
Continuing operating activities	$282,161	$109,077
Continuing investing activities	(48,485)	(121,183)
Continuing financing activities	(117,471)	25,502
Net decrease in cash and cash equivalents from discontinued operations	—	(83)
Net increase in cash and cash equivalents	116,205	13,313
Cash and cash equivalents beginning of period, including cash of discontinued operations	59,175	31,083
Cash and cash equivalents end of period, including cash of discontinued operations	$175,380	$44,396
Less cash of discontinued operations at end of period	—	47
Cash and cash equivalents at end of period	$175,380	$44,349
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities.
The $173.1 million increase in cash provided by continuing operating activities for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to higher net income and changes in working capital in 2020 compared to 2019. Changes in working capital was driven by deferred payment of the employer portion of social security taxes, strong accounts receivable collections, timing of accrued expenses and accrued wages and related liabilities.
Investing Activities
Investing cash flows consist primarily of capital expenditures, investment activities and cash used for acquisitions.
The decrease in cash used in continuing investing activities for the nine months ended September 30, 2020 compared to the same period in 2019 of $72.7 million was primarily due to a decrease in cash used for acquisitions, net of escrow deposits, of $65.5 million coupled with a decrease in capital expenditures of $12.0 million.
Financing Activities
Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, net proceeds from the Medicare Accelerated and Advance Payment Program, Provider Relief Fund, net and sale of shares of common stock through employee equity incentive plans.

The decrease in cash provided by continuing financing activities for the nine months ended September 30, 2020 compared to the same period in 2019 of $143.0 million was primarily due to a net debt repayment of $211.7 million in 2020 compared to a net borrowing of $31.5 million in the same period in 2019. Additionally, during the first quarter of 2020 we repurchased $25.0 million of common stock under our authorized common stock repurchase programs. We did not have any repurchases of common stock in 2019. The decreases are offset by net proceeds received under Provider Relief Funds and the Medicare Accelerated and Advance Payment Program of $124.0 million.

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

Mortgage Loans and Promissory Notes

As of June 30, 2020, 19 of our subsidiaries are under mortgage loans insured with Department of Housing and Urban Development (HUD) for an aggregate amount of $114.4 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear fixed interest rates range of 2.6% to 3.5% per annum. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. For the majority of the loans, the prepayment fee is 10% during the first three years and is reduced by 3% in the fourth year of the loan, and reduced by 1% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The term of the mortgage loans are 25 to 35-years.

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
Operating Leases
During the third quarter of 2020, 163 of our facilities are under long-term lease arrangements, of which 85 of the operations are under the triple-net Master Leases with CareTrust REIT, Inc. (CareTrust). In connection with the Spin-Off, 11 of the original 94 properties were transferred to Pennant. Of the 11 properties, two of the senior living operations are located on the same real estate properties as the skilled nursing facilities. The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each master lease, our individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%. At our option, we can extend the Master Leases for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease.
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

Accounting Standards Recently Issued but Not Yet Adopted by the Company

In December 2019, the FASB issued ASU 2019-12 "Simplifying the Accounting for Income Taxes (Topic 740)", as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020 and we have elected not to early adopt this ASU. We do not expect the adoption of ASU 2019-12 to have a material impact on our financial position, results of operations and liquidity.

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

In May 2020, the SEC issued Final Rule Release No. 33-10786, “Amendments to Financial Disclosures about Acquired and Disposed Businesses” (“SEC Rule 33-10786”), which amends the disclosure requirements applicable to acquisitions and dispositions of businesses. Amendments within SEC Rule 33-10786 primarily impact (1) the tests and thresholds used to determine the significance of acquisitions and dispositions; (2) the form and content of pro forma information required to be disclosed in connection with significant acquisitions and dispositions; (3) acquiree financial statement requirements; and (4) thresholds used to determine the significance of acquisitions and dispositions of real estate operations, and related financial statement requirements, among others. The amendments are effective for all SEC registrants beginning January 1, 2021, with early compliance permitted. We do not expect the amendments to have a material impact on our condensed consolidated financial statements.

Off-Balance Sheet Arrangements

During the three months ended September 30, 2020, we increased our outstanding letters of credit by $1.8 million to $7.6 million. As of September 30, 2020, we had approximately $7.6 million on our Credit Facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

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
As of September 30, 2020, there was no outstanding debt under our revolving credit facility. We have outstanding indebtedness under mortgage loans insured with Department of Housing and Urban Development (HUD) and two promissory notes to third parties of $118.7 million all of which are at fixed interest rates.

Our cash and cash equivalents as of September 30, 2020 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of September 30, 2020, we held debt security investments of approximately $49.3 million which were split between AA, A, and BBB rated securities. We believe our debt security investments that were in an unrealized loss position as of September 30, 2020 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date, including the recent developments related to COVID-19, that would indicate any other-than-temporary impairment. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of September 30, 2020 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

U.S. Department of Justice Civil Investigative Demand - On May 31, 2018, we received a Civil Investigative Demand (CID) from the U.S. Department of Justice stating that it was investigating to determine whether there has been a violation of the False Claims Act and/or the Anti-Kickback Statute with respect to the relationships between certain of our independently operated skilled nursing facilities and persons who serve or have served as medical directors, advisory board participants or other potential referral sources. The CID covered the period from October 3, 2013 through 2018, and was limited in scope to ten of our Southern California independent operating entities. In October 2018, the Department of Justice made an additional request for information covering the period of January 1, 2011 through 2018, relating to the same topic. As a general matter, our independent operating entities maintain policies and procedures to promote compliance with the False Claims Act, the Anti-Kickback Statute, and other applicable regulatory requirements. We have fully cooperated with the U.S. Department of Justice and promptly responded to their requests for information, and have recently been advised that the U.S. Department of Justice has declined to intervene in any subsequent action filed by a relator in connection with the subject matter of this investigation.

Litigation — We and our independent operating entities are party to various legal actions and administrative proceedings, and are subject to various claims arising in the ordinary course of business, including claims that services provided to patients by our independent operating entities have resulted in injury or death, and claims related to employment and commercial matters. Although we intend to vigorously defend against these claims, there can be no assurance that the outcomes of these matters will not have a material adverse effect on operational results and financial condition. In certain states in which we have or have had independent operating entities, insurance coverage for the risk of punitive damages arising from general and professional liability litigation may not be available due to state law and/or public policy prohibitions. There can be no assurance that our independent operating entities will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available.

The skilled nursing and post-acute care industry is heavily regulated. As such, in the ordinary course of business, we are continuously subject to State and Federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition to being subject to direct regulatory oversight from State and Federal regulatory agencies, the skilled nursing and post-acute care industry is also subject to regulatory requirements which could subject us to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement; authorities could also seek the suspension or exclusion of the provider or individual from participation in their programs. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on our financial position, results of operations, and cash flows.

Additionally, the U.S. House of Representatives Select Subcommittee on the Coronavirus Crisis has launched a nation-wide investigation into the coronavirus crisis in nursing homes. In June 2020, the Company received a document request from the House Select Subcommittee. The Company is cooperating in responding to this inquiry. However, it is not possible to predict the ultimate outcome of any such investigation, or whether and what other investigations or regulatory responses may result from the investigation and could have a material adverse effect on our reputation, business, financial condition and results of operations.

In addition to the potential lawsuits and claims described above, we are also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payor. A violation may provide the basis for exclusion from Federally funded healthcare programs. Such exclusions could have a correlative negative impact on our financial performance. Under the qui tam or "whistleblower" provisions of the FCA, a private individual with knowledge of fraud may bring a claim on behalf of the federal government and receive a percentage of the federal government's recovery. Due to these whistleblower incentives, lawsuits have become more frequent. For example, and despite the decision of the U.S. Department of Justice to decline participation in litigation based on the subject matter of its previously issued Civil Investigative Demand, the qui tam relator may continue on with the lawsuit and pursue claims that one or more of the Company's independent operating entities have allegedly violated the False Claims Act and/or the Anti-Kickback Statute.

In addition to the Federal False Claims Act, some states, including California, Arizona and Texas, have enacted similar whistleblower and false claims laws and regulations. Further, the Deficit Reduction Act of 2005 created incentives for states to enact anti-fraud legislation modeled on the Federal False Claims Act. As such, we could face increased scrutiny, potential liability, and legal expenses and costs based on claims under state false claims acts in markets in which our independent operating subsidiaries do business.

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
Medicare Revenue Recoupments — We and our independent operating subsidiaries are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments resulting from reviews conducted via RAC, PSC and MIC (collectively referred to as Reviews). For several months during the COVID-19 pandemic, the Centers for Medicare and Medicaid Services (CMS) suspended its Targeted Probe and Educate (TPE) program. In July 2020, CMS announced that TPE program activity would resume in August 2020. As of September 30, 2020, none of our independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process. We anticipate that these Reviews could increase in frequency in the future. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. As of September 30, 2020, our independent operating subsidiaries have responded to the requests and the related claims are currently under review, on appeal or in a dispute resolution process.

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

In an effort to promote efficient care delivery and to decrease the spread of COVID-19, federal, state and local regulators have both implemented new regulations and waived existing regulations. While the majority of these changes are beneficial by reducing regulatory burdens, these accommodations may also have an adverse effect through increased legal and operational costs related to compliance and monitoring. Additionally, most of the accommodations are limited in duration and related to the COVID-19 public health emergency, thus there may be significant operational change requirements on short notice. Also, the reinstatement of waived state and federal regulations may not occur simultaneously, requiring heightened monitoring to ensure compliance.

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

Specific factors from the COVID-19 pandemic that could have an adverse effect on our business, financial condition, liquidity, results of operations and prospects, include:

•significantly reduced occupancy as a result of local government-imposed orders, including shelter-in-place mandates, sweeping restrictions on travel, and substantial changes to selected protocol within the healthcare system across the United States, such as temporary limitations on certain medical procedures which results in fewer patients visiting the hospital and needing skilled nursing services;

•general decline in all hospital procedures, including temporary cessation of elective/non-urgent procedures at acute-care hospitals to prepare for an increase of COVID-19 cases and critical care life threatening patients affecting lower census;

•increased costs and staffing requirements related to additional CDC protocols and related isolation procedures, including obligations to test patients and staff for COVID-19;

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

•incurrence of additional expenditures in connection with our response to COVID-19, including additional temporary facilities to separate patients (e.g., house suspected or confirmed COVID-19 patients in one facility and others in a different facility), COVID-19 diagnostic testing for staff and patients, additional equipment or temporary construction, and implementation of new protocols related to isolation procedures;

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

•determination by one or more states in which we operate to not waive state-level regulatory requirements applicable to long-term care facilities commensurate with blanket waivers and flexibilities granted by CMS pursuant to the Emergency Waivers;

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

We derived 31.6% and 29.3% of our revenue from the Medicare programs for the three and nine months ended September 30, 2020, respectively, and 23.4% and 24.1% for the three and nine months ended September 30, 2019, respectively. In addition, many other payors may use published Medicare rates as a basis for reimbursements. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, or if there are delays in Medicare payments, our business and results of operations will be adversely affected.

The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), annual caps that limit the amount that can be paid (including deductible and coinsurance amounts) administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past and could in the future result in substantial reductions in our revenue and operating margins. For example, see Item 2., Government Regulation, Sequestration of Medicare Rates.

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

•the reduction or elimination of annual rate increases (See also, Item 2., Government Regulation); or
•an increase in co-payments or deductibles payable by beneficiaries.
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
A significant portion of reimbursement for skilled nursing services comes from Medicaid. In fact, Medicaid is our largest source of revenue, accounting for 43.5% and 44.2% of our revenue for the three and nine months ended September 30, 2020, respectively, and 46.8% and 46.2% for the three and nine months ended September 30, 2019, respectively. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets. This has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. Since a significant portion of our revenue is generated from our skilled nursing operating subsidiaries in California, Texas and Arizona, any budget reductions or delays in these states could adversely affect our net patient service revenue and profitability. Despite present state budget surpluses in many of the states in which we operate, we can expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities, and any such decline could adversely affect our financial condition and results of operations.
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
As discussed in more detail in Item 2., Government Regulation, CMS implemented a final rule in October 2019 to replace the existing case-mix classification system, RUG-IV, with a new case-mix classification system, PDPM, that focuses more on the clinical condition of the patient and less on the volume of services provided. The following represent examples of potential risks associated with PDPM:
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
The Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the ACA) included sweeping changes to how healthcare is paid for and furnished in the U.S. Applicable to our business, as discussed in greater detail in Item 2., under Government Regulation, the ACA included the following:
•Imposed new reporting obligations on skilled nursing facilities, requiring them to (i) disclose information regarding ownership, expenditures and certain other information, and (ii) electronically submit verifiable data on direct care staffing.
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

A number of lawsuits have been filed challenging various aspects of the ACA and related regulations. In addition, the efficacy of the ACA is the subject of much debate among members of Congress and the public. On December 14, 2018, the U.S. District Court for the Northern District of Texas held the individual mandate provision, and therefore the entirety of the ACA, unconstitutional. This ruling was appealed to the Fifth Circuit Court of Appeals, which issued its decision on December 18, 2019, partially affirming the district court’s decision, finding the individual mandate to be unconstitutional and remanding the case to the district court for additional analysis on whether the individual mandate provision was severable from the remainder of the ACA. The case has been appealed to the U.S. Supreme Court. Other unrelated cases challenging the ACA or related rules have had inconsistent outcomes - some expand the ACA while others limit the ACA. Thus, the future impact of the ACA on our business is difficult to predict. The uncertainty as to the future of the ACA may negatively impact our business, as will any material changes to the ACA.

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

In cases where claim and documentation review by any CMS contractor results in repeated poor performance, an operation can be subjected to protracted oversight. This oversight may include repeat education and re-probe, extended pre-payment review, referral to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement outside of specifically reviewed claims. Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. For several months during the COVID-19 pandemic, CMS suspended its TPE program. However, in July 2020, CMS announced that TPE program activity would resume in August 2020. As of September 30, 2020, none of our independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process, either pre or post-payment. We anticipate that these Reviews could increase in frequency in the future.

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

On May 31, 2018, we received a Civil Investigative Demand (CID) from the DOJ stating that it is investigating the Company to determine whether we have violated the FCA or the Anti-Kickback Statute with respect to the relationships between certain of our skilled nursing facilities and persons who served as medical directors, advisory board participants or other referral sources. The CID covered the period from October 3, 2013 through 2018 and was limited in scope to ten of our Southern California skilled nursing facilities. In October 2018, the Department of Justice made an additional request for information covering the period of January 1, 2011 through 2018, relating to the same topic. As a general matter, our operating entities maintain policies and procedures to promote compliance with the FCA, the Anti-Kickback Statute, and other applicable regulatory requirements. We are fully cooperating with the U.S. Department of Justice to promptly respond to the requests for information. However, we cannot predict when the investigation will be resolved, the outcome of the investigation or its potential impact on the Company.

If we should agree to a settlement of, claims or obligations under federal Medicare statutes, the federal FCA, or similar state and federal statutes and related regulations, our business, financial condition and results of operations and cash flows could be materially and adversely affected, and our stock price could be adversely impacted. Among other things, any settlement or litigation could involve the payment of substantial sums to settle any alleged civil violations and may also include our assumption of specific procedural and financial obligations going forward under a corporate integrity agreement or other arrangement with the government.

If the government or court were to conclude that errors and deficiencies constitute criminal violations, concluded that such errors and deficiencies resulted in the submission of false claims to federal healthcare programs, or if it were to discover other problems in addition to the ones identified by the probe reviews that rose to actionable levels, we and certain of our officers might face potential criminal charges and civil claims, administrative sanctions and penalties for amounts that could be material to our business, results of operations and financial condition. In addition, we or some of the key personnel of our operating subsidiaries could be temporarily or permanently excluded from future participation in state and federal healthcare reimbursement programs such as Medicaid and Medicare.

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

As discussed in greater detail in Item 2., Government Regulation, we are subject to federal and state laws intended to prevent healthcare fraud and abuse, including the federal False Claims Act (FCA), state false claims acts, the illegal remuneration provisions of the Social Security Act, the federal Anti-Kickback Statute (AKS), state anti-kickback laws, the Civil Monetary Penalties Law and the federal “Stark” law. Among other things, these laws prohibit kickbacks, bribes and rebates, as well as other direct and indirect payments or fee-splitting arrangements that are designed to induce the referral of patients to a particular provider for medical products or services payable by any federal healthcare program and prohibit presenting a false or misleading claim for payment under a federal or state program. They also prohibit some physician self-referrals. Possible sanctions for violation of any of these restrictions or prohibitions include loss of eligibility to participate in federal and state reimbursement programs and civil and criminal penalties. If we fail to comply, even inadvertently, with any of these requirements, we could be required to alter our operations, refund payments to the government, enter into a corporate integrity agreement, deferred prosecution or similar agreements with state or federal government agencies, and become subject to significant civil and criminal penalties. For example, in April 2013, we reached a settlement with the Department of Justice (DOJ) regarding their investigation related to claims submitted to the Medicare program for rehabilitation services provided at skilled nursing facilities in Southern California. As part of the settlement, we agreed to pay $48.0 million and we entered into a Corporate Integrity Agreement (the CIA) with the Office of Inspector General-HHS. Failure to comply with the terms of a Corporate Integrity Agreement can result in substantial civil or criminal penalties and being excluded from government health care programs, which could adversely affect our financial condition and results of operations. In March 2019, we were notified by the OIG that the five-year term of the CIA has been concluded and effectively released from the CIA.

These anti-fraud and abuse laws and regulations are complex, and we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. While we do not believe we are in violation of these prohibitions, we cannot assure you that governmental officials charged with the responsibility for enforcing these prohibitions will not assert that we are violating the provisions of such laws and regulations. As already mentioned herein, the Company is currently aware of another investigation by the DOJ related to allegations some of our California facilities may have violated the FCA or the Anti-Kickback Statute with respect to the relationships between certain of our skilled nursing facilities and persons who served as medical directors, advisory board participants or other referral sources. While our operating entities maintain policies and procedures to promote compliance with the FCA, the Anti-Kickback Statute, and other applicable regulatory requirements, we cannot predict when the investigation will be resolved, the outcome of the investigation or its potential impact on the Company.

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

As CMS turns its attention to enhancing enforcement of long-term care facilities, as discussed in Item 2., Government Regulation, state survey agencies will have more accountability for their survey and enforcement efforts. As discussed in Item 2., under the heading Government Regulation, from time to time in the ordinary course of business, we receive deficiency reports from state and federal regulatory bodies resulting from such inspections or surveys. The focus of these deficiency reports tends to vary from year to year and state to state. Although most inspection deficiencies are resolved through an agreed-upon plan of corrective action, the reviewing agency typically has the authority to take further action against a licensed or certified facility, which could result in the imposition of fines, imposition of a license to a conditional or provisional status, suspension or revocation of a license, suspension or denial of payment for new admissions, loss of certification as a provider under state or federal healthcare programs, or imposition of other sanctions, including criminal penalties. In the past, we have experienced inspection deficiencies that have resulted in the imposition of a provisional license and could experience these results in the future.

Furthermore, in some states, citations in one Company facility could negatively impact other Company facilities in the same state. Revocation of a license at a given facility could therefore impair our ability to obtain new licenses or to renew existing licenses at other facilities, which may also trigger defaults or cross-defaults under our leases and our credit arrangements, or adversely affect our ability to operate or obtain financing in the future. If state or federal regulators were to determine, formally or otherwise, that one facility's regulatory history ought to impact another of our existing or prospective facilities, this could also increase costs, result in increased scrutiny by state and federal survey agencies, and even impact our expansion plans. Therefore, our failure to comply with applicable legal and regulatory requirements in any single facility could negatively impact our financial condition and overall of operations results.

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

As discussed in greater detail in Item 2., Government Regulation, MACRA revised the payment system for physician and non-physician services. Section 1 of that law, the sustainable growth rate repeal and Medicare Provider Payment Modernization will impact payment provisions for medical professional services. That enactment also extended for two years provisions that permit an exceptions process from therapy caps imposed on Medicare Part B outpatient therapy. There was a combined cap for PT and SLP and a separate cap for OT services that apply subject to certain exceptions. On February 9, 2018, the Bipartisan Budget Act of 2018 was signed into law, which provides for the repeal of all therapy caps retroactively to January 1, 2018.  The law also reduced the monetary threshold that triggers a manual medical review (MMR), in certain instances (from $3,700 to $3,000). The reduction in the MMR threshold will likely result in increased number of reviews, which could in turn have a negative effect on our business, financial condition or results of operations.
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

Additionally, healthcare businesses are increasingly targets of cyberattacks whereby hackers disrupt business operations or obtain protected health information, often demanding large ransoms. Our business is dependent on the proper functioning and availability of our computer systems and networks. While we have taken steps to protect the safety and security of our information systems and the patient health information and other data maintained within those systems, we cannot assure you that our safety and security measures and disaster recovery plan will prevent damage, interruption or breach of our information systems and operations. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security of our information systems. Unauthorized parties may attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud or other forms of deceiving our employees or contractors.

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

We operate one or more affiliated skilled nursing facilities in the states of Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. With the exception of Utah, which follows federal regulations, each of these states has established minimum staffing requirements for facilities operating in that state. Failure to comply with these requirements can, among other things, jeopardize a facility's compliance with the conditions of participation under relevant state and federal healthcare programs. In addition, if a facility is determined to be out of compliance with these requirements, it may be subject to a notice of deficiency, a citation, or a significant fine or litigation risk. Deficiencies (depending on the level) may also result in the suspension of patient admissions and the termination of Medicaid participation, or the suspension, revocation or nonrenewal of the skilled nursing facility's license. If the federal or state governments were to issue regulations which materially change the way compliance with the minimum staffing standard is calculated or enforced, our labor costs could increase and the current shortage of healthcare workers could impact us more significantly.

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

As discussed in detail in Item 2., under the heading Government Regulation, sub-heading Part B Rehabilitation Requirements, several government actions have been taken in recent years to try and contain the costs of rehabilitation therapy services provided under Medicare Part B, including the Multiple Procedure Payment Reduction (MPPR), institution of annual caps, mandatory medical reviews for annual claims beyond a certain monetary threshold, and a reduction in reimbursement rates for therapy assistant claim modifiers. Of specific concern is CMS's proposed rule, issued August 3, 2020, to effectively lower Medicare Part B reimbursement rates for outpatient therapy services by 9%, beginning in January 1, 2021. Such cost-containment measures and ongoing payment changes could have an adverse effect on our revenue.

The Office of the Inspector General or other regulatory authorities may choose to more closely scrutinize billing practices in areas where we operate or propose to expand, which could result in an increase in regulatory monitoring and oversight, decreased reimbursement rates, or otherwise adversely affect our business, financial condition and results of operations.

As discussed in greater detail in Item 2., Government Regulation, Civil and Criminal Fraud and Abuse Laws and Enforcement, the OIG regularly conducts investigations regarding certain payment or compliance issues within various healthcare sectors. Following, the OIG publishes these reports, in part, to educate involved stakeholders and signal future enforcement focus. A 2019 report and pending 2020 report demonstrate the OIG’s increased scrutiny on post-hospital skilled nursing facility care and billing. This may impact the skilled nursing facility industry by motivating additional reviews and stricter compliance in the areas outlined in the recent reports, expending material time and resources.

Additionally, OIG reports published in 2010 and 2015 show the OIG’s concerns related to the billing practices of skilled nursing facilities based on Medicare Part A claims and financial incentives for facilities to bill for higher levels of therapies, even when not needed by patients. Also, in its fiscal year 2014 work plan, and again in 2017, OIG specifically stated that it will continue to study and report on questionable Part A and Part B billing practices amongst skilled nursing facilities.

Our business model, like those of some other for-profit operators, is based in part on seeking out higher-acuity patients whom we believe are generally more profitable, and over time our overall patient mix has consistently shifted to higher-acuity and higher-resource utilization patients in most facilities we operate. We also use specialized care-delivery software that assists our caregivers in more accurately capturing and recording activities of daily living (ADL) services, among other things. These efforts may place us under greater scrutiny with the OIG, CMS, our fiscal intermediaries, recovery audit contractors and others.

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

Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the three and nine months ended September 30, 2020, respectively, 75.1% and 73.5% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

The skilled nursing business involves a significant risk of liability given the age and health of the patients and residents of our operating subsidiaries and the services we provide. The industry has experienced an increased trend in the number and severity of litigation claims, due in part to the number of large verdicts, including large punitive damage awards. These claims are filed based upon a wide variety of claims and theories, including deficiencies under conditions of participation under certain state and federal healthcare programs. Plaintiffs' attorneys have become increasingly more aggressive in their pursuit of claims against healthcare providers, including skilled nursing providers, employing a wide variety of advertising and solicitation activities to generate more claims. The defense of lawsuits has in the past, and may in the future, result in significant legal costs, regardless of the outcome. Additionally, increases to the frequency and/or severity of losses from such claims and suits may result in increased liability insurance premiums or a decline in available insurance coverage levels, which could materially and adversely affect our business, financial condition and results of operations.

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
During the nine months ended September 30, 2020, we expanded our operations through a combination of long-term leases and real estate purchases, with the addition of three stand-alone skilled nursing operations, one stand-alone independent living operation and one campus operation. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our acquisitions, and our business may suffer.

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

CMS, as well as certain private organizations engaged in similar monitoring activities, provides comparative public data, rating every skilled nursing facility operating in each state based upon quality-of-care indicators. CMS’s system is the Five-Star Quality Rating System, introduced in 2008, to help consumers, their families and caregivers compare nursing homes more easily. The Five-Star Quality Rating System gives each nursing home a rating of between one and five stars in various categories, and the ratings are available on a consumer-facing website, Nursing Home Compare. In cases of acquisitions, the previous operator's clinical ratings are included in our overall Five-Star Quality Rating. Over the years, the Five-Star Quality Rating System has been modified, with the most recent changes being implemented in 2018 and 2019. See Item 2., Government Regulation. The 2019 changes included (i) the addition of separate ratings for short stay and long stay care; (ii) changes in staffing thresholds; and (iii) modifications to put more emphasis on RN staffing, including a set rating for nursing homes that report four or more days in the quarter with no RN on site.

CMS estimated the April 24, 2019 changes would cause 47% of all nursing centers to lose stars in their "Quality" ratings, with 33% to lose stars in their "Staffing" ratings, and some 36% to lose stars in their "Overall" ratings.

In responding to the COVID-19 pandemic, CMS announced a new, targeted inspection plan to focus on urgent patient safety threats and infection control, therefore causing a great shift in the number of nursing homes inspected and how the inspections are conducted. As this change would disrupt the inspection domain of the Nursing Home Five Star Quality Rating System, results of inspection conducted on or after March 4, 2020 will not be used to calculate a nursing home’s health inspection star ratings. In March 2020, CMS also issued a temporary suspension of QRP reporting requirements that was effective until June 30, 2020. This effectively allowed skilled nursing facilities discretion as to whether to report QRP data from the fourth quarter (October 1, 2019 – December 31, 2019), and removed reporting requirements entirely for the first and second quarters of 2020 (January 1, 2020 – June 30, 2020). Due to the gap in reported QRP data, CMS is freezing the data on the Nursing Home Compare website beginning October 2020 through April 2022. This will impact facilities’ that may have less favorable Five- Star Ratings in October 2020 from being able to demonstrate improvements on the public-facing website through mid-2022.

CMS continues to increase quality measure thresholds, making it more difficult to achieve upward ratings. CMS acknowledges that some facilities may see a decline in their overall five-star rating absent any new inspection information. This change could further affect star ratings across the industry. Additionally, on the Nursing Home Compare website, CMS recently began displaying a consumer alert icon next to nursing homes that have been cited on inspection reports for incidents of abuse, neglect, or exploitation. See Item 2., Government Regulation.

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

As of September 30, 2020, we leased 163 of our 226 affiliated facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.

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

We maintain the Credit Facility with a lending consortium arranged by Truist with a revolving line of credit of up to $350.0 million in aggregate principal amount. As of September 30, 2020, we have no outstanding debt under our Credit Facility. Nineteen of our subsidiaries are under mortgage loans insured with Department of Housing and Urban Development (HUD) for an aggregate amount of $114.4 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The terms of the mortgage loans range from 25- to 35-years. We also had outstanding promissory notes of approximately $4.3 million as of September 30, 2020. The term of the note is 12 years and 10 months. Because these mortgage loans are insured with HUD, our borrower subsidiaries under these loans are subject to HUD oversight and periodic inspections.

In addition, we had $1.7 billion of future operating lease obligations as of September 30, 2020. We intend to continue financing our operating subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

THE ENSIGN GROUP, INC.

October 28, 2020	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer and Executive Vice President (Principal Financial Officer and Duly Authorized Officer)