Form 10-K
period 2020-12-31
ENSIGN GROUP, INC
filed 2021-02-03
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2020.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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
(949) 487-9500
(Registrant’s Telephone Number, Including Area Code)
_____________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ENSG	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark:
if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☑	Yes	☐	No
if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐	Yes	☑	No
whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	☑	Yes	☐	No
whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	☑	Yes	☐	No
whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:
Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐	Yes	☐	No
Whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section-404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.	☑	Yes	☐	No
whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☐	Yes	☑	No
As of June 30, 2020, the aggregate market value of the Registrant's Common Stock held by non-affiliates was:
Common Stock	$1,314,711,000
The aggregate market value of Common Stock was computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter. Shares of Common Stock held by each executive officer, director and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded (in the amount of $809,280,000) in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 29, 2021, 54,695,662 shares of the registrant’s common stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-K incorporates information by reference from the Registrant's definitive proxy statement for the Registrant's 2021 Annual Meeting of Stockholders to be filed within 120 days after the close of the fiscal year covered by this annual report.

THE ENSIGN GROUP, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which include, but are not limited to our expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities and plans and objectives of management. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are subject to the safe harbors under Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Additionally, many of these risks and uncertainties are currently, and in the future may continue to be, amplified by surges in the coronavirus (COVID-19) pandemic. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Accordingly, you should not rely upon forward-looking statements as predictions of future events. These forward-looking statements speak only as of the date of this Annual Report, and are based on our current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by us, all of which are subject to change. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

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

PART I.
Item 1.        BUSINESS
Founded in 1999, The Ensign Group, Inc. ("Ensign") is a holding company with subsidiaries that provide skilled nursing, senior living and rehabilitative services, as well as other ancillary businesses (including mobile diagnostics and medical transportation), in 13 states. As part of our investment strategy, we also acquire, lease and own healthcare real estate to service the post-acute care continuum through acquisition and investment opportunities in healthcare properties. For the year ended December 31, 2020, we generated approximately 95.2% of our revenue from our skilled nursing facilities. The remainder of our revenue is primarily generated from our real estate properties, senior living services and other ancillary services.
OPERATIONS

Overview

As of December 31, 2020, we offered skilled nursing, senior living and rehabilitative care services through 228 skilled nursing and senior living facilities. Of the 228 facilities, we operated 164 facilities under long-term lease arrangements, and have options to purchase 11 of those 164 facilities. Our real estate portfolio includes 94 owned real estate properties, which included 64 operations we operated and managed, the real estate associated with 31 senior living operations that were leased to and operated by The Pennant Group, Inc. (Pennant) as part of the Spin-Off (defined below), and the Service Center location. Of the 31 real estate operations leased to Pennant, two senior living operations are located on the same real estate properties as skilled nursing facilities that the Company owns and operates.
Our Unique Approach and Structure
The name "Ensign" is synonymous with a "flag" or a "standard" and refers to our goal of setting the standard by which all others in our industry are measured. We believe that through our efforts and leadership, we can foster a new level of patient care and professional competence at our affiliated operating subsidiaries, and set a new industry standard for each patient we service. We view healthcare services primarily as a local business. We believe our success is largely driven by our proven ability to build strong relationships with key stakeholders in local healthcare communities, in part, by leveraging our reputation for providing superior care. Accordingly, our brand strategy and organizational structure promotes the empowerment of local leadership and staff to make their facility the “operation of choice” in their community. This is accomplished by allowing local leadership to discern and address the unique needs and priorities of healthcare professionals, customers and other stakeholders in the local community or market, and then work to create a superior service offering for, and reputation in, their particular community. This local empowerment is unique within the healthcare services industry.
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
Since we spun-off our owned real estate properties into a public real estate investment trust (REIT) in 2014, we have continued to expand our real estate portfolio. Following the real estate spin-off, we have acquired and currently own 94 real estate properties, including 31 real estate properties that are leased to a third party under triple-net long-term leases. We manage and operate the remaining real estate properties, including the Service Center location. We are committed to growing our real estate portfolio, which we believe will further enhance our earnings and maximize long-term shareholder value.
On October 1, 2019, we completed the separation of our home health and hospice operations and substantially all of our senior living operations into Pennant, a separate and publicly traded company, through a tax-free distribution of all of the outstanding shares of common stock of Pennant to Ensign stockholders on a pro rata basis (the Spin-Off). For further details on the Spin-Off, refer to Note 21, Spin-Off Of Subsidiaries, in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

SEGMENTS
In the fourth quarter of 2020, we began reporting the results of our real estate portfolio as a new segment due to our expanding real estate investment strategy. We now have two reportable segments: (1) transitional and skilled services, which includes the operation of skilled nursing facilities and rehabilitation therapy services; and (2) real estate, which is primarily comprised of properties owned by us and leased to skilled nursing and senior living operations, including our own operating subsidiaries and third-party operators and are subject to triple-net long-term leases. Prior to this new segment structure, we had one reportable segment, transitional and skilled services.
We also report an “all other” category that includes operating results from our senior living operations, mobile diagnostics, transportation and other ancillary operations. Our senior living, mobile diagnostics, transportation and other ancillary operations are neither significant individually, nor in aggregate and therefore do not constitute a reportable segment. Our Chief Executive Officer, who is our chief operating decision maker, or CODM, reviews financial information at the operating segment level. We have presented our segment results in this Annual Report on Form 10-K on a comparative basis to conform to the new segment structure. For more information about our operating segment, as well as financial information, see Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 7, Business Segments of the Notes to Consolidated Financial Statements.

Transitional and Skilled Services
As of December 31, 2020, our skilled nursing companies provided skilled nursing care at 219 operations, with 23,172 operational beds, in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. We provide short and long-term nursing care services for patients with chronic conditions, prolonged illness, and the elderly. Our residents are often high-acuity patients that come to our facilities to recover from strokes, cardiovascular and respiratory conditions, neurological conditions, joint replacements, and other muscular or skeletal disorders. We use interdisciplinary teams of experienced medical professionals to provide services prescribed by physicians. These medical professionals provide individualized comprehensive nursing care to our short-stay and long-stay patients. Many of our skilled nursing facilities are equipped to provide specialty care, such as on-site dialysis, ventilator care, cardiac and pulmonary management. We also provide standard services such as room and board, special nutritional programs, social services, recreational activities, entertainment, and other services. We are dedicated to ensuring our residents are happy, comfortable, and motivated to achieve their health goals through the provision of quality care. We generate our transitional and skilled services revenue from Medicaid, Medicare, managed care, commercial insurance, and private pay. During the year ended December 31, 2020, approximately 45.3% and 31.8% of our transitional and skilled services revenue was derived from Medicaid and Medicare programs, respectively.
Real Estate
We engage in the acquisition and leasing of skilled nursing and senior living properties. As of December 31, 2020, our owned real estate portfolio was comprised of 94 real estate properties located in Arizona, California, Colorado, Idaho, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. Of these properties, 64 are leased to affiliated skilled nursing facilities, wholly-owned and managed by the Company, 31 are leased to senior living operations, wholly-owned and managed by Pennant, and our Service Center location. The Service Center real estate is leased to our Service Center and numerous third-parties for commercial office space. Of the 31 real estate operations leased to Pennant, two senior living operations are located on the same real estate properties as skilled nursing facilities that the Company owns and operates.
We generate real estate revenue primarily by leasing post-acute care properties we have acquired, to healthcare operators, including our own operating subsidiaries, under triple-net lease arrangements whereby the tenant is solely responsible for the costs related to the property, including property taxes, insurance and maintenance and repair costs, subject to certain exceptions. During the year ended December 31, 2020, we generated rental revenue of $61.3 million, of which $46.1 million was derived from affiliated wholly-owned healthcare facilities. Intercompany rental revenue is eliminated in consolidation, along with corresponding intercompany rent expenses of related healthcare facilities.
Other

Revenue from our senior living operations, mobile diagnostics and other ancillary operations comprise approximately 4.1% of our annual revenue.

Senior Living. As of December 31, 2020, we had an aggregate of 2,254 senior living units across 33 operations, of which 24 are located on the same site location as our skilled nursing care operations. Our senior living communities located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Texas, and Utah, provide residential accommodations, activities, meals, housekeeping and assistance in the activities of daily living to seniors who are independent or who require some support, but not the level of nursing care provided in a skilled nursing operation. Our independent living units are non-licensed independent living apartments in which residents are independent and require no support with the activities of daily living.
Substantially all our senior living operations were contributed to Pennant as part of the Spin-Off. Thus, our remaining senior living operations are not significant to our consolidated operations, only comprising approximately 2.0% of our annual revenue. We generate revenue at these units primarily from private pay sources, with a small portion derived from Medicaid or other state-specific programs. Specifically, during the year ended December 31, 2020, approximately 72.3% of our senior living revenue was derived from private pay sources.
Ancillary. As of December 31, 2020, we held a majority membership interest of ancillary operations located in Arizona, California, Colorado, Idaho, Texas, Utah and Washington. We have invested in and are exploring new business lines that are complementary to our existing transitional and skilled services and senior living services. These new business lines consist of mobile ancillary services, including digital x-ray, ultrasound, electrocardiograms, laboratory services, sub-acute services and patient transportation to people in their homes or at long-term care facilities. To date these businesses were not meaningful contributors to our operating results.

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

From January 1, 2010 through December 31, 2020, we acquired 205 facilities, which added 15,017 operational skilled nursing beds and 5,797 senior living units to our operating subsidiaries, which included the operations that were contributed to Pennant. The following table summarizes cumulative skilled nursing and senior living operation, operational skilled nursing bed and senior living unit counts at the end of 2010 and each of the last five years to reflect our growth over a ten year period and 5 year period as a result of the acquisition of these facilities:

	December 31,
	2010(2)	2016(1)(2)	2017(1)(2)	2018(2)	2019(1)(2)	2020
Cumulative number of skilled nursing and senior living operations	82	210	230	244	223	228
Cumulative number of operational skilled nursing beds	8,548	17,724	18,870	19,615	22,625	23,172
Cumulative number of senior living units	791	4,450	5,011	5,664	2,154	2,254
(1) Included in our 2016-2019 number of operational beds and number of operations are operational beds and operations that we no longer operated in 2016, 2017 and 2019. The number of operations and operational beds do not include the closed facilities beginning in the year of their closures.
(2) Included in the 2010 and 2016-2018 number of operational units and number of operations are the operational units and operations of senior living facilities that we transferred to Pennant as part of the 2019 Spin-Off transaction. In 2019, the number of operations and operational units do not include operations transferred to Pennant.
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

New Market CEO and New Ventures Programs.  In order to broaden our reach into new markets, and in an effort to provide existing leaders in our company with the entrepreneurial opportunity and challenge of entering a new market and starting a new business, we established our New Market CEO program in 2006. Supported by our Service Center and other resources, a New Market CEO evaluates a target market, develops a comprehensive business plan, and relocates to the target market to find talent and connect with other providers, regulators and the healthcare community in that market, with the goal of ultimately acquiring businesses and establishing an operating platform for future growth. In addition, this program includes other lines of business that are closely related to the skilled nursing industry. For example, we entered into the home health and hospice industry as part of this program, which was a part of the Spin-Off. The New Ventures program encourages our local leaders to evaluate service offerings with the goal of establishing an operating platform in new markets and new businesses. We believe that this program will not only continue to drive growth, but will also provide a valuable training ground for our next generation of leaders, who will have experienced the challenges of growing and operating a new business.
ACQUISITIONS
During the year ended December 31, 2020, we expanded our operations through a combination of long-term leases and real estate purchases, with the addition of five stand-alone skilled nursing operations, one stand-alone senior living operation, and one campus operation. A campus represents a facility that offers both skilled nursing and senior living services. The addition of these operations added a total of 507 operational skilled nursing beds and 298 operational senior living units to be operated by our affiliated operating subsidiaries. The aggregate purchase price for these acquisitions was approximately $25.0 million.
Subsequent to December 31, 2020, we expanded our operations through long-term leases with the addition of four stand-alone skilled nursing operations. The addition of these operations added 447 operational skilled nursing beds to be operated by our operating subsidiaries. We did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term leases. We entered into a separate operations transfer agreement with the prior operator as part of each transaction.
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
Over the last few years, CMS had modified the Star rating requirements. These changes have been significant and made it more difficult to achieve a 4 or 5-Star rating. The 2019 changes resulted in nursing centers losing stars in their "Quality" and "Staffing" ratings, which negatively impacted the "Overall" ratings. Nevertheless, we continue to demonstrate strong performance in the Five-Star Quality Rating System. We believe compliance and quality outcomes are precursors to outstanding financial performance. Thus, we strive to aggressively increase quality and compliance in every facility we acquire, and to adjust our overall policies to adapt to CMS’s changing criteria for the Five-Star Quality Rating System. As a result of the COVID-19 pandemic, CMS temporarily waived certain reporting timeframes and suspended certain inspections that impacted the underlying data used for calculating star-ratings. This resulted in CMS freezing affected quality measures by only using data collected for periods not impacted by the COVID-19 waivers. The star-rating calculations resumed on January 27, 2021.
The table below summarizes the number of our facilities with 4 and 5-Star ratings since 2016:

	As of December 31,
	2016	2017	2018	2019	2020
4 and 5-Star Quality Rated skilled nursing facilities	86	100	91	102	116

Above-Average Ratings. Additionally, despite the fact that Ensign’s acquisition of facilities with 1 or 2-Star ratings skews our company-wide ratings, our mean score on the Five-Star Quality Rating System is 53.2%, which exceeds the national average score of 48.6%.

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
•Increased Demand Driven by Aging Populations. As seniors account for an increasing percentage of the total U.S. population, we believe the demand for skilled nursing and senior living services will continue to increase. According to the census projection released by the U.S. Census Bureau in early 2018 and revised in early 2020, between 2016 and 2060, the number of individuals over 65 years old is projected to be one of the fastest growing segments of the United States population, growing from 15% to 23%. The Bureau expects this segment to increase approximately 92% to 75 million, as compared to the total U.S. population which is projected to increase by 25% over that time period. Furthermore, the generation currently retiring has accumulated less savings than prior generations, creating demand for more affordable senior housing and skilled nursing services. As a high quality provider in lower cost settings, we believe we are well-positioned to benefit from this trend.
•Transition to Value-Based Payment Models. In response to rising healthcare spending in the United States, commercial, government and other payors are generally shifting away from fee-for-service payment models towards value-based models, including risk-based payment models that tie financial incentives to quality, efficiency and coordination of care. We believe that patient-centered, outcome driven reimbursement models will continue to grow in prominence. Many of our operations already receive value-based payments, and as valued-based payment systems continue to increase in prominence, it is our view that our strong clinical outcomes will be increasingly rewarded.
•Accountable Care Organizations and Reimbursement Reform. A significant goal of U.S. federal health care reform is to transform the delivery of health care by changing reimbursement to reflect and support the quality and safety of care that providers deliver, increasing efficiency, and reducing growth in spending. Reimbursement models that provide financial incentives to encourage efficiency, affordability, and high-quality care have been developed and implemented by government and commercial third-party payers. The most prolific of these models, the Accountable Care Organization (ACO) model, incentivizes groups of providers to share in savings that are achieved through the coordination of care and chronic disease management of an assigned patient population.  Reimbursement methodology reform includes Value-Based Purchasing (VBP), in which a portion of provider reimbursement is redistributed based on relative performance, or improvement on designated economic, clinical quality, and patient satisfaction metrics.  In addition, CMS has implemented Episode-based demonstration, voluntary and mandatory payment initiatives that bundle acute care and post-acute care reimbursement. These bundled payment models incentivize cross-continuum care coordination and include financial and performance accountability for episodes of care. These reimbursement methodologies and similar programs are likely to continue and expand, both in government and commercial health plans. Many of our operations already participate in ACOs. With our focus on quality care and strong clinical outcomes, Ensign is well-positioned to benefit from these outcome-based payment models.
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

REVENUE SOURCES

We derive revenue primarily from the Medicaid and Medicare programs, managed care and commercial insurance payors, and private pay patients. The majority of our revenue is derived from skilled nursing, which is highly dependent upon the Medicaid and Medicare programs. Thus, any changes to payment models, reimbursements and budgets impact our revenue, some positively and some negatively. A detailed discussion of the regulatory framework impacting our business is found in the Government Regulation section below. See also, Item 1.A., Risk Factors.
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

Approximately 79.2% of our Medicaid revenue comes from Arizona, California, Texas, and Utah. In California, the state enacted legislation expanding their Medicaid program, which in recent years has continued to see budget increases. It is projected that California General Fund spending on California Medicaid will increase by about $1.5 billion (7.0%) in 2020‑2021, to a total of $23.5 billion. Further, the 2021-2022 estimated California General Fund will increase to a total of $28.4 billion. In California, reimbursement rates for long term care facilities are calculated based upon the median rate of each peer group, which results in varying reimbursement rates among facilities. Texas is one of the remaining states that has not expanded Medicaid under the Affordable Care Act. Texas lawmakers have, in the past, underfunded Medicaid, requiring an infusion of state and federal funds. Funding for the 2020-2021 Texas biennium includes $25.5 billion in general revenue funds, which is a decrease of $1.4 billion in general funds from the 2018-2019 biennium amounts. In Arizona, the state enacted legislation expanding their Medicaid program in 2013 but has seen decreased Medicaid enrollments in recent years. Their 2020 budget for the state Medicaid program included $1.7 billion from the general fund, and the 2021 budget rose to over $1.9 billion.

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
Rental Revenue. Real estate rental revenue is generated by leasing post-acute care properties that we acquired to healthcare operators under triple-net lease arrangements, whereby the tenant is solely responsible for the costs related to the property, including property taxes, insurance, and maintenance and repair costs, subject to certain exceptions.
The following charts sets forth our total service revenue by payor source generated by our consolidated operations and transitional and skilled services segment as a percentage of total revenue for the years ended December 31, 2020 and 2019, respectively:
CONSOLIDATED SERVICE REVENUE BY PAYOR

TRANSITIONAL AND SKILLED SERVICES REVENUE BY PAYOR

Payor Sources as a Percentage of Skilled Nursing Services. The following table sets forth our percentage of skilled nursing patient days by payor source:

	Year Ended December 31,
	2020	2019
Percentage of Skilled Nursing Days:
Medicare	15.6%	12.0%
Managed care	11.2	12.2
Other skilled	4.9	4.8
Skilled mix	31.7	29.0
Private and other payors	10.9	12.1
Medicaid	57.4	58.9
Total skilled nursing	100.0%	100.0%

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

Reimbursement for Senior Living.  Senior living facility revenue is primarily derived from private pay patients at rates we established, with only a small portion of such revenue derived from state-specific programs such as Medicaid.

Reimbursement for Other Ancillary Services. Other ancillary revenue, such as mobile diagnostics and medical transportation, is primarily derived from Medicare Part B, Medicaid, managed care and private payors at rates we establish based upon the services we provide and market conditions in the area of operation.

RENTAL REVENUE

Rental revenue from third party rental property tenants. Owned properties are leased pursuant to non-cancelable operating leases, generally with an initial term of 10 to 15 years. All of the post-acute care healthcare properties leased to third parties contain renewal options. The leases provide for fixed minimum base rent during the initial and renewal periods. The majority of our leases contain provisions for specified annual increases over the rents of the prior year and those increases are generally computed on a calculation based on the Consumer Price Index.

Each lease is a triple net lease which requires the lessee to pay all taxes, insurance, maintenance and repairs, capital and non-capital expenditures and other costs necessary in the operations of the facilities. In addition, our leases with third-parties are typically structured as master leases. The master leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography.

If a lessee makes payments for taxes and insurance directly to a third-party on our behalf, we are required to exclude these payments from variable payments and from revenue recognition in our consolidated statements of income. Otherwise, tenant reimbursements paid to us for taxes and insurance are classified as additional rental revenue recognized by us on a gross basis.

Rental revenue from Ensign-affiliated tenants. Rental revenue from Ensign-affiliated operations is based on mutually agreed-upon base rents that are subject to change from time to time. Intercompany revenue is eliminated in consolidation, along with the corresponding intercompany rent expenses of the related healthcare facilities.

COMPETITION

The post-acute care industry is highly competitive, and we expect that the industry will become increasingly competitive in the future. The industry is highly fragmented and characterized by numerous local and regional providers, in addition to large national providers that have achieved geographic diversity and economies of scale. Our operating subsidiaries also compete with inpatient rehabilitation facilities and long-term acute care hospitals.  Increasingly, we are competing with home health and community-based providers who have developed programs designed to provide services to seniors outside a facility-based setting, potentially decreasing the time they need the higher level of care provided in a skilled nursing facility. Competitiveness may vary significantly from location to location, depending upon factors such as the number of competing facilities, availability of services, expertise of staff, and the physical appearance and amenities of each location. We believe that the primary competitive factors in the post-acute care industry are:

•ability to attract and to retain qualified management and caregivers;

•reputation and achievements of quality healthcare outcomes;

•attractiveness and location of facilities;

•the expertise and commitment of the management team and employees; and

•community value, including amenities and ancillary services.

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

Our real estate segment competes for real property investments with healthcare providers, healthcare-related REITs, real estate partnerships, banks, private equity funds, venture capital funds and other investors. Some of these competitors are significantly larger and have greater financial resources and lower costs of capital than us. Our ability to compete successfully for real property investments will be determined by numerous factors, including our ability to identify suitable acquisition targets, our ability to negotiate acceptable terms for any such acquisition and our cost of capital in the event an acquisition requires debt or equity financing.

OUR COMPETITIVE STRENGTHS

We believe that we are well positioned to benefit from the ongoing changes within our industry. We believe that our ability to acquire, integrate and improve our facilities is a direct result of the following key competitive strengths:

 Experienced and Dedicated Employees.  We believe that our operating subsidiaries' employees are among the best in their respective industries. We believe each of our operating subsidiaries is led by an experienced and caring leadership team, including dedicated front-line care staff, who participates daily in the clinical and operational improvement of their individual operations. We have been successful in attracting, training, incentivizing and retaining a core group of outstanding business and clinical leaders to spearhead our operating subsidiaries. These leaders operate as separate local businesses. With broad local control, these talented leaders and their care staffs are able to quickly meet the needs of their patients and residents, employees and local communities, without waiting for permission to act or being bound to a “one-size-fits-all” corporate strategy.

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

 Staff and Leadership Development.  We have a company-wide commitment to ongoing education, training and professional development. Accordingly, our operational leaders participate in regular training. Most participate in training sessions at Ensign University, our in-house educational system. Other training opportunities are generally offered via on-demand training tools, including podcasts. In addition, we offer weekly cultural and interactive educational topics including leadership development, our values, updates on Medicaid and Medicare billing requirements, updates on new regulations or legislation, infection control, COVID-19 clinical and regulations, emerging healthcare service alternatives and other relevant clinical, business and industry specific coursework. Additionally, we encourage and provide ongoing education classes for our clinical staff to maintain licensing and increase the breadth of their knowledge and expertise. We believe that our commitment to, and substantial investment in, ongoing education will further strengthen the quality of our operational leaders and staff, and the quality of the care they provide to our patients and residents.

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

Proven Track Record of Successful Acquisitions.  We have established a disciplined acquisition strategy that is focused on selectively acquiring operations within our target markets. Our acquisition strategy is driven by our operations team. Prospective leaders are included in the decision-making process and compensated as these acquired operations reach pre-established clinical quality and financial benchmarks, helping to ensure that we only undertake acquisitions that key leaders believe can become clinically sound and contribute to our financial performance.

As of December 31, 2020, we have expanded to 228 facilities with an aggregate of 23,172 operational skilled nursing beds and 2,254 senior living units, through both long-term leases and purchases. We believe our experience in acquiring these operations and our demonstrated success in significantly improving their operations enables us to consider a broad range of acquisition targets. In addition, we believe we have developed expertise in transitioning newly-acquired operations to our unique organizational culture and systems, which enables us to acquire operations with limited disruption to patients, residents and operating staff, while significantly improving quality of care. We have also constructed new facilities to target demand, which exists for high-end healthcare facilities when we determine that market conditions justify the cost of new construction in some of our markets.

Successful Real Estate Investment Strategy. We maintain a portfolio of long-term healthcare facilities of high-quality assets diversified by geographic location and operated by a diverse group of established healthcare providers. We are focused on selectively acquiring real estate properties based on our industry experience and opportunistic strategy, which we believe provides us with greater investment and purchasing opportunities. Due to our credit strength, we have the ability to acquire large portfolios of real estate properties; a portion of which can be managed and operated by our Ensign affiliated established healthcare leaders and a portion of which can be leased to third parties.

As of December 31, 2020, we have expanded to 94 owned facilities, which include properties leased to and operated by third parties and properties we managed and operated. We believe our real estate investment strategy has allowed us to accumulate a portfolio that aids our healthcare operators in improving performance and generating additional returns through leases with third parties.

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

OUR GROWTH STRATEGY

We believe that the following strategies are primarily responsible for our growth to date, and will continue to drive the growth of our business:

Grow Talent Base and Develop Future Leaders.  Our primary growth strategy is to expand our talent base and develop future leaders. A key component of our organizational culture is our belief that strong local leadership is a primary key to the success of each operation. While we believe that significant acquisition opportunities exist, we have generally followed a disciplined approach to growth that permits us to acquire an operation only when we believe, among other things, that we will have qualified leadership for that operation. To develop these leaders, we have a rigorous “CEO-in-Training Program” that attracts proven business leaders from various industries and backgrounds, and provides them the knowledge and hands-on training they need to successfully lead one of our operating subsidiaries. We generally have between 25 and 30 prospective administrators progressing through the various stages of this training program, which is generally much more rigorous, hands-on and intensive than the minimum 1,000 hours of training mandated by the licensing requirements of most states where we do business. Once administrators are licensed and assigned to an operation, they continue to learn and develop in our operational Chief Executive Officer Program (CEO Program), which facilitates the continued development of these talented business leaders into outstanding operational chief executive officers, through regular peer review, our Ensign University and on-the-job training.

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

Focus on Organic Growth and Internal Operating Efficiencies.  We plan to continue to grow organically by focusing on increasing patient occupancy within our existing operations. Although some of the facilities we have acquired were in good physical and operating condition, the majority have been clinically and financially troubled, with some facilities having had occupancy rates as low as 30% at the time of acquisition. Additionally, we believe that incremental operating margins on the last 20% of our beds/units are significantly higher than on the first 80%, offering opportunities to improve financial performance within our existing facilities. Our overall occupancy is impacted significantly by the number of facilities acquired and the operational occupancy on the acquisition date. Therefore, consolidated occupancy will vary significantly based on these factors. Our average occupancy rates for our skilled nursing facilities was 73.5% and 79.2% for the years ended December 31, 2020 and 2019, respectively. Our average occupancy rate in 2020 has been negatively impacted by surges in COVID-19 outbreaks.

We also believe we can generate organic growth by improving operating efficiencies and the quality of care at the patient level. By focusing on staff development, clinical systems and the efficient delivery of quality patient care, we believe we are able to deliver higher quality care at lower costs than many of our competitors.

Historically, we have achieved incremental occupancy and revenue growth by creating or expanding clinical service offerings in existing operations. For example, by expanding clinical programs to provide outpatient therapy services in many markets, we are able to increase revenue while spreading the fixed costs of maintaining these programs over a larger patient base. Outpatient therapy has also proven to be an effective marketing tool, raising the visibility of our facilities in their local communities and enhancing the reputation of our facilities with short-stay rehabilitation patients.

Add New Facilities and Expand Existing Facilities.  One of our growth strategies includes the acquisition of new and existing facilities from third parties and the expansion and upgrade of current facilities. In the near term, we plan to take advantage of the fragmented skilled nursing industry by acquiring operations within select geographic markets and may consider the construction of new facilities. In addition, we have targeted facilities that we believed were performing and operations that were underperforming, and where we believed we could improve service delivery, occupancy rates and cash flow. With experienced leaders in place at the community level, and demonstrated success in significantly improving operating conditions at acquired facilities, we believe that we are well positioned for continued growth. While the integration of underperforming facilities generally has a negative short-term effect on overall operating margins, these facilities are typically accretive to earnings within 12 to 18 months following their acquisition. For the 201 facilities that we acquired from 2001 through 2019, the aggregate EBITDAR as a percentage of revenue improved from 10.8% during the first full three months of operations to 14.5% during the thirteenth through fifteenth months of operations.
Real Estate Portfolio Growth. An important part of our business strategy is to continue to expand and diversify our real estate portfolio through accretive acquisition and investment opportunities in healthcare properties. Our execution of this strategy hinges on our ability to successfully identify, secure and consummate beneficial transactions. We have a proven track record of acquiring properties that we have determined are investment opportunities and develop these into thriving properties that are well-suited for operational purposes. We then use these properties for our skilled nursing or assisted living operations or we lease the properties to other long-term care facility operators.

LABOR
 The operation of our skilled nursing and senior living facilities requires a large number of highly skilled healthcare professionals and support staff. At December 31, 2020, we had approximately 24,400 full-time equivalent employees who were employed by our Service Center and our operating subsidiaries. For the year ended December 31, 2020, approximately 60% of our total expenses were payroll related. Periodically, market forces, which vary by region, require that we increase wages in excess of general inflation or in excess of increases in reimbursement rates we receive. We believe that we staff appropriately, focusing primarily on the acuity level and day-to-day needs of our patients and residents. In most of the states where we operate, our skilled nursing facilities are subject to state mandated minimum staffing ratios, so our ability to reduce costs by decreasing staff, notwithstanding decreases in acuity or need, is limited and subject to government audits and penalties in some states. We seek to manage our labor costs by improving staff retention, improving operating efficiencies, maintaining competitive wage rates and benefits and reducing reliance on overtime compensation and temporary nursing agency services.

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

GOVERNMENT REGULATION

General
Healthcare is an area of extensive and frequent regulatory change. Changes in the law or new interpretations of existing laws may have a significant impact on our revenue, costs and the way we operate our business. Our subsidiaries that provide healthcare services are subject to federal, state and local laws relating to, among other things, licensure, delivery, quality and adequacy of care, physical plant requirements, life safety, personnel and operating policies. In addition, our provider subsidiaries are subject to federal and state laws that govern billing and reimbursement, relationships with vendors and business relationships with physicians. Such laws include the Anti-Kickback Statue, the federal False Claims Act (FCA), the Stark Law and state corporate practice of medicine statutes.
Governmental and other authorities periodically inspect our skilled nursing facilities, senior living facilities and outpatient rehabilitation agencies to verify that we continue to comply with the applicable regulations and standards. We must pass these inspections to remain licensed under state laws and to comply with our Medicare and Medicaid provider agreements. We can only participate in these third-party payment programs if inspections by regulatory authorities reveal that our operations are in substantial compliance with applicable requirements. In the ordinary course of business, we may receive notices from federal or state regulatory authorities alleging deficiencies in certain regulatory practices. These statements of deficiency may require us to take corrective action to regain and maintain compliance. In some cases, federal or state regulators may impose other remedies including imposition of civil monetary penalties, temporary payment bans, loss of certification as a provider in Medicare or Medicaid program, or revocation of a state operating license.
We believe that the regulatory environment surrounding the healthcare industry subjects providers to intense scrutiny. In the ordinary course of business, providers are subject to inquiries, investigations and audits by federal and state agencies related to compliance with participation and payment rules under government payment programs. These inquiries may originate from the HHS Office of the Inspector General (OIG) audits, state Medicaid agencies, local and state ombudsman offices and CMS Recovery Audit Contractors, among other agencies. In response to the inquiries, investigations and audits, the federal and state governments continue to impose citations for regulatory deficiencies and other regulatory penalties, including demands for refund of overpayments, expanded civil monetary penalties that extend over long periods of time and date back to incidents long before surveyor visits, Medicare and Medicaid payment bans and terminations from the Medicare and Medicaid programs. We vigorously contest each such matter when appropriate; however, there are significant legal and other expenses involved that consume our financial and personnel resources. Expansion of enforcement activity could adversely affect our business, financial condition or the results of our operations.

Coronavirus
The COVID-19 pandemic has disrupted economies around the globe, including the markets in which we operate. The rapid spread of the virus has led to the implementation of various responses, including federal, state and local government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel, and other public health safety measures, as well as adverse impacts on healthcare resources, facilities and providers. In March, 2020, the outbreak was declared a pandemic by the World Health Organization, and the Health and Human Services Secretary declared a public health emergency in the United States. Additionally, the Centers for Disease Control and Prevention (CDC) has stated that older adults are at a higher risk for serious illness from the coronavirus. In an effort to promote efficient care delivery and to decrease the spread of COVID-19, federal, state and local regulators have both implemented new regulations and waived certain existing regulations, including those set forth below.
Temporary suspension of certain patient coverage criteria and documentation and care requirements - The Coronavirus Aid, Relief, and Economic Security Act of 2020 (the CARES Act) and a series of temporary waivers and guidance issued by CMS suspended various Medicare patient coverage criteria to ensure patients continue to have adequate access to care, notwithstanding the burdens placed on healthcare providers as related to the COVID-19 pandemic. Many of these regulatory waivers were issued pursuant to Section 1135 of the Social Security Act, which authorizes the HHS Secretary to temporarily waive or modify Medicare and Medicaid requirements for affected health care providers and facilities following the declaration of a public health emergency (Section 1135 Waivers). HHS also waived requirements specific to skilled nursing facilities pursuant to its authority under Section 1812(f) of the Social Security Act (Section 1812(f) Waiver, and together with the Section 1135 Waivers, the Emergency Waivers). The Emergency Waivers are expected to last throughout the duration of the COVID-19 public health emergency.
Examples of requirements that have been waived since the COVID-19 emergency declaration include the following: (1) approving temporary expansion sites to ensure that local hospitals and health systems have the capacity to handle a potential surge of COVID-19 patients (e.g. CMS Hospital Without Walls); (2) removing barriers for physicians, nurses, and other clinicians from the community or from other states to allow healthcare systems to provide clinical and workforce support where needed; (3) increasing access to telehealth and corresponding reimbursement through Medicare to ensure patients have access to healthcare while remaining safe at home; (4) expanding in-place COVID-19 testing to allow for more testing at home or in community based settings; and (5) temporarily waiving certain documentation, reporting and audit requirements to allow providers, health care facilities, Medicare Advantage and Part D plans, and states to focus on the provision of care (e.g., Patients Over Paperwork). Many states have also waived regulations to ease regulatory burdens on the healthcare industries. It remains uncertain when federal and state regulators will resume enforcement of those regulations, which are waived or otherwise not being enforced during the public health emergency. We believe these regulatory actions could contribute to an increase in skilled mix that may not otherwise occur.
Pursuant to the Emergency Waivers, CMS also authorized temporary waivers on medical review requirements, effective March 1, 2020, for the duration of the public health emergency. In addition, CMS is re-prioritizing scheduled program audits and contract-level Risk Adjustment Data Validation audits for MA organizations, Part D sponsors, Medicare-Medicaid Plans, and Programs of All-Inclusive Care for the Elderly organizations. Re-prioritizing these audit activities will allow providers, CMS and organizations to focus on patient care.
In July 2020, CMS updated their COVID-19 Provider Burden Relief Frequently Asked Questions (FAQs) related to claim audit waivers for multiple services. On March 30, 2020, CMS suspended most Medicare Fee-For-Service (FFS) medical reviews because of the COVID-19 pandemic. This included pre-payment medical reviews conducted by Medicare Administrative Contractors (MACs) under the Targeted Probe and Educate program and post-payment reviews conducted by the MACs, Supplemental Medical Review Contractors (SMRC) reviews and Recovery Audit Contractors (RAC). CMS authorized MACs to resume these audit activities beginning on August 3, 2020, regardless of the status of the public health emergency. All reviews will be conducted in accordance with statutory and regulatory provisions, as well as related billing and coding requirements. Available waivers and flexibilities for the claims selected for review will also be applied.
Under the Emergency Waivers, CMS is also allowing skilled nursing facilities to provide a skill-in-place program for Medicare beneficiaries who are residents of the skilled nursing facilities that meet the skill-in-place criteria, foregoing the usual three-day qualifying hospital stay. As patients qualify for skill-in-place for Medicare Part A stays, we could see a decrease in long-term care Medicare Part B programs. This waiver remains valid for the duration of the COVID-19 public health emergency.
On August 24, 2020, CMS released a Medicaid Informational Bulletin providing guidance to states on flexibilities that are available to increase reimbursement for nursing facilities implementing specific infection control practices.

Resuming visitation and resident rights - CMS has issued guidance to facilities throughout the public health emergency regarding patients’ rights to visitors. In March 2020, CMS issued guidance directing that facilities restrict visitation to only compassionate care situations. Then, in May 2020, CMS issued further guidance for facilities to follow based upon local phases of reopening. In June 2020, CMS expanded on alternative modes of visitation including outdoor visits, compassionate care situations, and communal activities. In September 2020, CMS issued additional guidance on reasonable ways in which nursing facilities can safely facilitate in-person visitation to address the psychosocial needs of residents. CMS has since indicated that a facility’s failure to facilitate visitation, without adequate reason related to clinical necessity or resident safety, could result in citations for violating resident rights.
Testing requirements - Beginning in April 2020, authorities in several states in which we operate began to mandate widespread COVID-19 testing at all nursing home and long-term care facilities. This came after the CDC stated that older adults are at a higher risk for serious illness from the coronavirus and issued updated testing guidelines for nursing homes. On July 22, 2020, CMS announced that nursing homes in states with a 5% or greater positivity rate for COVID-19 will be required to test all nursing home staff each week. On August 26, 2020, CMS issued new parameters for testing, requiring routine monthly testing of all facility staff if the facility’s county positivity rate is less than 5%; weekly testing if the county positivity rate is between 5% and 10%; and twice weekly testing if the county positivity rate exceeds 10%. These testing requirements are in addition to obligations to screen staff each shift, residents daily, and all persons entering the facility for signs and symptoms of COVID-19. Facilities must test any staff or resident who has signs or symptoms of COVID-19. In the event of a COVID-19 outbreak in the facility, all staff and residents must be tested at regular intervals until repeat testing identifies no new cases of COVID-19 infection among staff or residents for a 14-day period. In addition to CMS's testing mandates, some states have imposed their own testing requirements for residents and staff. Non-compliance with state or federal mandates may result in imposition of fines or other administrative action.
Reporting requirements - Effective May 8, 2020, CMS published an interim final rule requiring skilled nursing facilities to report information related to COVID-19 cases among facility residents and staff directly to the CDC National Health Safety Network no less than weekly. In addition, skilled nursing facilities are required to inform residents, their families and representatives of confirmed or suspected COVID-19 cases in their facilities. This resident/family/representative notification is required to take place by 5:00 p.m. (local time) the next calendar day following the occurrence of: (1) a single confirmed infection of COVID-19, or (2) three or more residents or staff with new-onset of respiratory symptoms that occur within 72 hours of one another. The data collected as a result of the CDC National Health Safety Network reporting is publicly available on a dedicated website. CMS may initiate enforcement activities and/or assess civil monetary penalties for not meeting these reporting requirements. We do not believe these reporting requirements will have a material impact on our Consolidated Financial Statements.
Survey Activity and Enforcement - On March 20, 2020, CMS announced the initiation of focused infection control surveys intended to assess long-term care facility compliance with infection control requirements in connection with the COVID-19 pandemic. CMS prioritized infection control surveys over annual recertification and complaint surveys at the non-immediate jeopardy level, confirming its commitment to infection prevention and control in the skilled nursing industry. Effective August 17, 2020, CMS provided guidance authorizing resumption of traditional survey activity.
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
In addition, on January 4, 2021, CMS issued revisions to the previous Guidance of June 1, 2020, modifying the criteria requiring states to conduct focused infection control surveys due to the increased availability of resources for the testing of residents and staff, and factors related to the quality of care. In addition, CMS provided Frequently Asked Questions related to health, emergency preparedness and life-safety code surveys.
Independent Commission on Safety and Quality in Nursing Homes - On April 30, 2020, CMS announced that it would be convening an independent commission to conduct comprehensive assessments of nursing home responses to the COVID-19 pandemic. This Commission on Safety and Quality in Nursing Homes (Commission) was intended to identify opportunities for improvement to initiate immediate and future actions. On September 16, 2020, the Commission issued its final report and recommendations to CMS. Based upon these recommendations, CMS may implement additional measures to combat COVID-19 in nursing facilities.

Federal COVID-19 Vaccination Program - On December 11, 2020, the U.S. Food and Drug Administration (FDA) issued the first emergency use authorization (EUA) for the Pfizer-BioNTech vaccine for the prevention of COVID-19, followed by the second EUA for the use of the Moderna COVID-19 vaccine on December 28, 2020. Vaccine distribution to all 50 states began Monday, December 14, 2020. The CDC recommended that the initial phase of the COVID-19 vaccination program prioritize administration to healthcare personnel and residents of long-term care facilities, with states having the ultimate authority to decide who will receive the vaccine. As the vaccines became available, including through the Pharmacy Partnership for Long-Term Care Program, our residents and staff were able to begin receiving vaccinations, and we anticipate continued participation in COVID-19 vaccination programs.
Medicare
Medicare presently accounts for approximately 31.8% of our transitional and skilled nursing services year-to-date revenue, being our second-largest payor. The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past, and could in the future, result in substantial reductions in our revenue and operating margins.

Patient-Driven Payment Model (PDPM)
The Skilled Nursing Facility Prospective Payment System (SNF PPS) Rule became effective October 1, 2019. The SNF PPS Rule includes a new case-mix model that focuses on the patient’s condition (clinically relevant factors) and resulting care needs, rather than on the volume of care provided, to determine Medicare reimbursement. The case mix-model is called the Patient-Driven Payment Model (PDPM), which utilizes clinically relevant factors for determining Medicare payment by using ICD-10 diagnosis codes and other patient characteristics as the basis for patient classification. PDPM utilizes five case-mix adjusted payment components: physician therapy, occupational therapy, speech language pathology, nursing and social services and non-therapy ancillary services. It also uses a sixth non-case mix component to cover utilization of skilled nursing facilities resources that do not vary depending on resident characteristics.
PDPM replaces the existing case-mix classification methodology, Resource Utilization Groups, Version IV. The structure of PDPM moves Medicare towards a more value-based, unified post-acute care payment system. For example, PDPM adjusts Medicare payments based on each aspect of a resident’s care, thereby more accurately addressing costs associated with medically complex patients. PDPM also removes therapy minutes as the basis for therapy payment. Finally, PDPM adjusts the skilled nursing facilities per diem payments to reflect varying costs throughout the stay, through the physician therapy, occupational therapy and non-therapy ancillary services components.
In addition, PDPM is intended to reduce paperwork requirements for performing patient assessments. Under the new SNF PPS PDPM system, the payment to skilled nursing facilities and nursing homes is based heavily on the patient’s condition rather than the specific services provided by each skilled nursing facility.
Skilled Nursing Facility - Quality Reporting Program (SNF QRP)
The Improving Medicare Post-Acute Care Transformation Act of 2014 (IMPACT Act) imposed new data reporting requirements for certain Post-Acute-Care (PAC) providers. The IMPACT Act requires that each skilled nursing facility submit their quality measures data.  Beginning with fiscal year 2018, and each subsequent year, if a skilled nursing facility does not submit required quality data, their payment rates are reduced by 2.0% for each such fiscal year. Application of the 2.0% reduction may result in payment rates for a fiscal year being less than the preceding fiscal year. In addition, reporting-based reductions to the market basket increase factor will not be cumulative; they will only apply for the fiscal year involved. A skilled nursing facility will receive a notification letter from its Medicare administrator contractor if it was non-compliant with the Quality Reporting Program reporting requirements and is subject to the payment reduction.
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

Beginning in March 2020, due to the COVID-19 pandemic, CMS issued a temporary suspension of SNF QRP reporting requirements effective until June 30, 2020. This effectively gave skilled nursing facilities discretion as to whether to report data from the fourth quarter (October 1, 2019 – December 31, 2019), and removed reporting requirements entirely for the first and second quarters of 2020 (January 1, 2020 – June 30, 2020). Skilled nursing facilities were required to resume timely quality data collection and submission of measure and patient assessment data effective June 30, 2020.
Medicare Annual Market Basket
CMS is required to calculate an annual Medicare market-basket update to the payment rates. On July 31, 2020, CMS issued a final rule for fiscal year 2021 that updates the Medicare payment rates and the quality programs for skilled nursing facilities. Under the final rule, effective October 1, 2020, the aggregate payments to skilled nursing facilities increased by 2.2% for fiscal year 2021, compared to fiscal year 2020. This estimated increase is attributable to a 2.2% market basket increase factor.
Sequestration of Medicare Rates
The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called a sequestration. Medicare Fee-For-Service (FFS) claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2.0% reduction in Medicare payments. All Medicare rate payments and settlements have incurred this mandatory reduction and it will continue to be in place through at least 2023, unless Congress takes further action. In response to COVID-19, the CARES Act temporarily suspended the automatic 2.0% reduction of Medicare claim reimbursements for the period of May 1, 2020 through December 31, 2020. On December 27, 2020, the Consolidated Appropriations Act further suspended the 2.0% payment adjustment through March 31, 2021.
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
Part B Rehabilitation Requirements
Some of our revenue is paid by the Medicare Part B program under a fee schedule. Part B services are limited with a payment cap by combined speech-language pathology services (SLP) and physical therapy (PT) services and a separate annual cap for occupational therapy (OT) services. These caps were implemented under the authority of the Balanced Budget Amendments of 1997. These amounts were previously associated with the financial limitation amounts. The Bipartisan Budget Act (BBA) of 2018 repealed those caps while retaining and adding additional limitations to ensure appropriate therapy services. This policy does not limit the amount of medically necessary Medicare Part B therapy services a beneficiary may receive. The BBA establishes coding modifier requirements to obtain payments beyond the updated KX modifier thresholds, discussed below, and reaffirms the specific $3,000 claim audit threshold requirements for the Medicare Administrative Contractors. For PT and SLP combined the threshold for coding modifier requirements is $2,080 for 2020 compared to $2,040 in 2019. The threshold is the same for OT services.

During the fourth quarter of 2020, CMS published the annual update to the per-beneficiary incurred expenses amounts, now called the KX modifier thresholds, and related policy for fiscal year 2021. For fiscal year 2021, the KX modifier threshold amounts are $2,110 for PT and SLP services combined, and $2,110 for OT services.
Consistent with CMS’ “Patients over Paperwork” initiative, the agency has also been moving toward eliminating burdensome claims-based functional reporting requirements for Part B therapy services. For example, beginning in January 2019, skilled nursing facilities are no longer required to append selected G-codes or the severity modifiers on outpatient therapy claims. This reduces the reporting burden on therapists providing outpatient services and increases the amount of time that therapists can spend with their patients. Effective January 1, 2021, CMS rescinded 21 problematic National Correct Coding Initiative edits impacting outpatient therapy services, including services furnished under Medicare Part B primarily related to PT and OT services. These code edits were previously implemented on October 1, 2020 and required additional documentation and claim modifier coding burden when procedure codes representing many PT or OT evaluation codes or treatment codes performed under a PT, OT, or SLP plan of care was billed on the same date. This additional burden is no longer required.
On November 1, 2019, CMS issued the calendar year 2020 Physician Fee Schedule (PFS) Final Rule establishing that therapy assistant claim modifiers will be required starting in calendar year 2020. This rule is consistent with the requirement of the Balanced Budget Act (BBA) of 2018, which requires a 15% payment reduction when a physical therapist assistant (PTA) or occupational therapy assistant (OTA) provides services “in whole or in part” on a given day. While the modifiers are required to be applied to the claims beginning in calendar year 2020, the 15% therapist assistant payment reduction will not be applied until calendar year 2022. The final rule clarified that “in whole or in part” means when 10% or more of the services are provided by a PTA or OTA.
On December 1, 2020, CMS issued the calendar year 2021 PFS Final Rule, which reduced the conversion factor (i.e. the number by which CMS determine all current procedural terminology code payments) by 10.2%. These changes will effectively lower the reimbursement rate for therapy Medicare Part B specialty providers, specific to our industry by 9% for PT and OT and by 6% for SLP Codes.
The Consolidated Appropriations Act of 2021 (CAA, also referred to as The Omnibus Appropriations Law) was signed into law on December 27, 2020. The CAA includes three components relevant to the Medicare Part B PFS. First, the CAA incorporates a rate relief of approximately 3.75% for fiscal year 2021. Additionally, the CAA incorporates a freeze to the payment for the physician add-on code for three years which would effectively create relief on the initial cuts through 2023. Finally, the relief calls for the 2% sequester to not be applied to the Medicare Part B program for the first quarter of 2021 (January-March 2021). CMS incorporated the first and second components of the CAA relief into the fiscal year 2021 PFS files which were published on January 5, 2021. While the 2021 PFS Final Rule reduced the fiscal year 2021 factor to $32.4085, subsequently, the CAA restored part of the reductions resulting in the final FY 2021 conversion factor of $34.8931. These rates do not include the 2% sequester which will also qualify as temporary relief for the first quarter of 2021.
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
On May 27, 2020, pursuant to its authority under the Emergency Waivers, CMS added physical therapy, occupational therapy and speech-language pathology to list of approved telehealth Providers for the Medicare Part B programs provided by a skilled nursing facility. This waiver allows the reimbursement of certain HCPCS codes delivered by PT, OT, SLP through telehealth through the end of the public health emergency. Subsequently, the calendar year 2021 PFS Final Rule added certain of these PT and OT services to the list of Medicare telehealth services on a temporary basis through the end of the calendar year in which the COVID-19 public health emergency ends. The PFS Final Rule also increased the frequency limitation on nursing facility telehealth visits from once every 30 days to once every fourteen days. These services have been used to provide some services to community based outpatients from our skilled nursing facilities that are eligible through local rules to provide community-based outpatient services.
Pursuant to the Emergency Waivers, CMS is allowing for the facility to bill an originating site fee to CMS for telehealth services provided to Medicare Part B beneficiary residents of the facility when the services are provided by a physician from an alternate location, effective March 6, 2020 through the end of the public health emergency, which is currently in effect through April 21, 2021. Our facilities are utilizing this waiver as physicians elect to provide telehealth visits to Medicare Part B beneficiaries residing in the skilled nursing facility.
On December 31, 2020, CMS announced the annual update to the list of codes that describe Medicare Part B outpatient therapy services, effective January 1, 2021. Several existing and new codes introduced during the COVID-19 public health emergency impacting skilled nursing facilities providers for use under physical therapy, occupational therapy, or speech-language pathology plans of care were recently made permanent including several telehealth codes. CMS designated all these new HCPCS/CPT codes as “sometimes therapy,” to permit physicians and certain non-physician practitioners, including nurse practitioners, physician assistants, and clinical nurse specialists, to render these services outside a therapy plan of care when appropriate. “Sometimes Therapy” codes will not have the MPPR applied.

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
Preadmission Screening and Resident Review
On February 20, 2020, CMS published a proposed rule which would modernize requirements for the Preadmission Screening and Resident Review process. This process assesses the needs of individuals with mental illness or intellectual disability that are applying to or residing in Medicaid-certified nursing facilities. The proposed rule, if enacted as currently drafted, would impose additional resident review requirements that are not reflected in current regulations, authorize the use of telehealth, and simplify the list of information that must be collected during evaluations.
Decisions Regarding Skilled Nursing Facility Payment
Medicare reimbursement rates and rules are subject to frequent change. Historically, adjustments to reimbursement under Medicare have had a significant effect on our revenue. The federal government and state governments continue to focus on efforts to curb spending on healthcare programs such as Medicare and Medicaid. We are not able to predict the outcome of the legislative process. We also cannot predict the extent to which proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals and existing new legislation will have on us. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue and could adversely affect our business, financial condition and results of operations.
These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past, and could in the future, result in substantial reductions in our revenue and operating margins. For a discussion of historic adjustments and recent changes to the Medicare program and related reimbursement rates, see Part I, Item 1A Risk Factors under the headings Risks Related to Our Business and Industry - “Our revenue could be impacted by federal and state changes to reimbursement and other aspects of Medicaid and Medicare,” “Our future revenue, financial condition and results of operations could be impacted by continued cost containment pressures on Medicaid spending,” “We may not be fully reimbursed for all services for which each facility bills through consolidated billing, which could adversely affect our revenue, financial condition and results of operations” and “Reforms to the U.S. healthcare system will impose new requirements upon us and may lower our reimbursements.”
Patient Protection and Affordable Care Act
Various healthcare reform provisions became law upon enactment of the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the ACA). The reforms contained in the ACA have affected our operating subsidiaries in some manner and are directed in large part at increased quality and cost reductions. Several of the reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services and the underlying regulatory environment. These reforms include modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. The recent Congressional elections in the United States and policies implemented by the former Presidential administration have resulted in significant changes in legislation, regulation, implementation of Medicare, Medicaid, and government policy. The recent 2020 Presidential and Congressional elections may significantly alter the current regulatory framework and impact our business and the health care industry. We continually monitor these developments so we can respond to the changing regulatory environment impacting our business.

Requirements of Participation
CMS has requirements that providers, including skilled nursing facilities and other long-term care (LTC) facilities must meet in order to participate in the Medicare and Medicaid Programs. Some requirements can be burdensome and costly, and in recent years, CMS has modified these requirements. For example, beginning in 2016, skilled nursing facilities were required to comply with emergency preparedness requirements, which requirements have since been strengthened via promulgation of additional rules.
Another relevant change is a 2019 final rule that removed the prohibition on the use of pre-dispute, binding arbitration agreements by LTC facilities. The rule imposed specific requirements on the use of these agreements, including requiring the use of plain language in drafting; that facilities post a notice in plain language that describes the policy on the use of agreements for binding arbitration in an area that is visible to residents and visitors; that admission to the facility not be conditioned on the signing of an arbitration agreement; and that the facility expressly inform the resident or his/her representative of the right not to sign the agreement as a condition of admission.

Civil and Criminal Fraud and Abuse Laws and Enforcement
Various complex federal and state laws exist which govern a wide array of referrals, relationships and arrangements, and prohibit fraud by healthcare providers. Governmental agencies are devoting increasing attention and resources to such anti-fraud efforts. The Health Insurance Portability and Accountability Act of 1996 (HIPAA), and the Balanced Budget Act of 1997 (BBA) expanded the penalties for healthcare fraud. Additionally, in connection with our involvement with federal healthcare reimbursement programs, the government or those acting on its behalf may bring an action under the FCA, alleging that a healthcare provider has defrauded the government by submitting a claim for items or services not rendered as claimed, which may include coding errors, billing for services not provided, and submitting false or erroneous cost reports. The Fraud Enforcement and Recovery Act of 2009 (FERA) expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. The FCA clarifies that if an item or service is provided in violation of the Anti-Kickback Statute, the claim submitted for those items or services is a false claim that may be prosecuted under the FCA as a false claim. Civil monetary penalties under the FCA range from approximately $11,665 to $23,331 and are adjusted each January for inflation. Under the qui tam or “whistleblower” provisions of the FCA, a private individual with knowledge of fraud may bring a claim on behalf of the federal government and receive a percentage of the federal government’s recovery. Due to these whistleblower incentives, lawsuits have become more frequent. Many states also have a false claim prohibition that mirrors or tracks the federal FCA. Federal law also provides that OIG has the authority to exclude individuals and entities from federally funded health care programs on a number of grounds, including, but not limited to, certain types of criminal offenses, licensure revocations or suspensions, and exclusion from state or other federal healthcare programs. And, CMS can recover overpayments from health care providers up to five years following the year in which payment was made.
In November 2019, the OIG released a report of its investigation into overpayments to hospitals that did not comply with Medicare’s post-acute-care transfer policy. Hospitals violating this policy transferred patients to certain post-acute-care settings, such as skilled nursing facilities, but claimed the higher reimbursements associated with discharges to homes. A similar OIG audit report, released in February 2019, focused on improper payments for skilled nursing facility services when the Medicare three-day inpatient hospital stay requirement was not met. These investigatory actions by OIG demonstrate their increased scrutiny into post-hospital skilled nursing facility care provided to beneficiaries and may encourage additional oversight or stricter compliance standards.
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

Federal Healthcare Reform
In 2015, CMS released a final rule addressing, among other things, implementation of certain provisions of Medicare Access and CHIP Reauthorization Act of 2015, which changes the way physicians are paid who participate in Medicare through implementation of the Quality Payment Program. Quality Payment Program creates two tracks for physician payment: (1) the Merit-Based Incentive Payment System (MIPS) that streamlines multiple quality programs; and (2) Alternative Payment Models that give bonus payments for participation in eligible Alternative Payment Models. The final rule also excluded services furnished in skilled nursing facilities from the definition of primary care services for purposes of the Shared Savings Program.

The Five-Star Quality Rating system includes a rating of one to five in various categories including the use of antipsychotics in calculating the star ratings, modified calculations for staffing levels, reflect higher standards for nursing homes to achieve a high rating on the quality measure dimension, the rate of hospitalization, emergency room use, community discharge, improvements in function, independently worsened and anxiety or hypnotic medication among nursing home residents. In 2018, (i) a freeze of the Health Inspection Five Star Ratings; (ii) the addition of Payroll Based Journals (PBJ) data to calculate the staffing ratings in the Nursing Home Five Star Quality Rating System; and (iii) the addition of two claims data measures: Medicare spending per beneficiary and rate of successful return to home or community from a skilled nursing facility for quality measures. In 2019, (i) the addition of separate ratings for short stay and long stay care; (ii) changes in staffing thresholds; and (iii) modifications to put more emphasis on registered nurse (RN) staffing, including a set rating for nursing homes that report four or more days in the quarter with no RN on site.

In 2020, in response to the COVID-19 pandemic, a temporary freeze of Skilled Nursing Facilities Quality Reporting Program data, Staffing Data, and Health Inspection data on the Nursing Home Compare website to account for the suspended reporting and inspection obligations due to the COVID-19 pandemic.

CMS predicted that the 2019 changes would result in 47% of all nursing centers to lose stars in their "Quality" ratings, 33% to lose stars in their "Staffing" ratings and some 36% to lose stars in their "Overall" ratings. Unsurprisingly, these changes resulted in a reduction in Ensign’s number of facilities with four or five Star ratings in 2019. In April 2020, CMS began increasing quality measure thresholds by 50% of the average rate of improvement of QM scores every six months. This means if there is an average rate of improvement of 2%, the quality measure threshold will be raised 1%. This frequent adjustment is intended to avoid larger adjustments to thresholds in the future. However, CMS acknowledges that some facilities may see a decline in their overall five Star rating absent any new inspection information. This change could further affect star ratings across the industry.

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

In responding to the COVID-19 pandemic, CMS announced a new, targeted inspection plan to focus on urgent patient safety threats and infection control, therefore causing a shift in the number of nursing homes inspected and how the inspections are conducted. As this change would disrupt the inspections conducted as part of the Nursing Home Five Star Quality Rating System, results of inspections conducted on or after March 4, 2020 were not used to calculate a nursing home’s health inspection star ratings. CMS will resume calculating nursing homes' health inspection ratings on January 27, 2021. In addition, beginning on July 29, 2020, data used to calculate staffing measures in the Five Star Quality ratings system for the first and second quarters of 2020 was frozen based upon the waiver of the requirement for facilities to submit staffing data through the PBJ system. This waiver ended in June 2020 for the third and fourth quarters of 2020, and staffing data is expected to be reflected in the Five Star ratings started in January 2021.

Another impact of the COVID-19 pandemic to the Nursing Home Five-Star Quality Rating System is CMS’s decision to make submission of the minimum data set assessment data optional for the fourth quarter of 2019 and excepted for the first and second quarters of 2020. Due to the gap in reported data, CMS is not including the two quality measures that are based on the minimum data set assessment-based data in its quality measure ratings in January 2021.

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

In addition, CMS has increased its focus on facilities with a history of serious quality of care problems through the special focus facility (SFF) initiative. A facility's administrators and owners are notified when it is identified as a special focus facility. This information is also provided to the general public. The SFF designation is based in part on the facility's compliance history typically dating before our acquisition of the facility. Local state survey agencies recommend to CMS that facilities be placed on special focus status. SFFs receive heightened scrutiny and more frequent regulatory surveys. Failure to improve the quality of care can result in fines and termination from participation in Medicare and Medicaid. A facility “graduates” from the program once it demonstrates significant improvements in quality of care that are continued over time. Furthermore, in November 2020, The Nursing Home Reform Modernization Act of 2020 (Modernization Act) was proposed. If approved, the Modernization Act would expand oversight to SFF that currently do not receive it, increase educational resources for underperforming facilities, develop rankings for nursing homes from low to high and establish an independent Advisory Council to inform the U.S. Department of Health and Human Services how best to foster quality improvements.

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
The Anti-Kickback Statute, Section 1128B of the Social Security Act (Anti-Kickback Statute) prohibits the knowing and willful offer, payment, solicitation, or receipt of any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce the referral of an individual, in return for recommending, or to arrange for, the referral of an individual for any item or service payable under any federal healthcare program, including Medicare or Medicaid. The OIG has issued regulations that create “safe harbors” for certain conduct and business relationships that are deemed protected under the Anti-Kickback Statute. In order to receive safe harbor protection, all of the requirements of a safe harbor must be met. The fact that a given business arrangement does not fall within one of these safe harbors, however, does not render the arrangement per se illegal. Business arrangements of healthcare service providers that fail to satisfy the applicable safe harbor criteria, if investigated, will be evaluated based upon all facts and circumstances and risk increased scrutiny and possible sanctions by enforcement authorities.
Violations of the Anti-Kickback Statute can result in criminal penalties of up to $100,000 and ten years imprisonment. Violations of the Anti-Kickback Statute can also result in civil monetary penalties of up to $100,000 per violation and an assessment of up to three times the total amount of remuneration offered, paid, solicited, or received. Violation of the Anti-Kickback Statute may also result in an individual's or organization's exclusion from future participation in federal healthcare programs. State Medicaid programs are required to enact an anti-kickback statute. Many states in which we operate have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients regardless of the source of payment for the care. We believe that business practices of providers and financial relationships between providers have become subject to increased scrutiny as healthcare reform efforts continue on the federal and state levels.
Additionally, Section 1877 of the Social Security Act, commonly known as the “Stark Law,” provides that a physician may not refer a Medicare or Medicaid patient for a “designated health service” to an entity with which the physician or an immediate family member has a financial relationship unless the financial arrangement meets an exception under the Stark Law or its regulations. Designated health services include inpatient and outpatient hospital services, PT, OT, SLP, durable medical equipment, prosthetics, orthotics and supplies, diagnostic imaging, enteral and parenteral feeding and supplies, home health services, and clinical laboratory services. Under the Stark Law, a “financial relationship” is defined as an ownership or investment interest or a compensation arrangement. If such a financial relationship exists and does not meet a Stark Law exception, the entity is prohibited from submitting or claiming payment under the Medicare or Medicaid programs or from collecting from the patient or other payor. Many of the compensation arrangements exceptions permit referrals if, among other things, the arrangement is set forth in a written agreement signed by the parties, the compensation to be paid is set in advance, is consistent with fair market value and is not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties. Exceptions may have other requirements. Any funds collected for an item or service resulting from a referral that violates the Stark Law are not eligible for payment by federal healthcare programs and must be repaid to Medicare or Medicaid, any other third-party payor, and the patient. Violations of the Stark Law may result in the imposition of civil monetary penalties, including, treble damages. Individuals and organizations may also be excluded from participation in federal healthcare programs for Stark Law violations. Many states have enacted healthcare provider referral laws that go beyond physician self-referrals or apply to a greater range of services than just the designated health services under the Stark Law.
Regulations Regarding Patient Record Confidentiality
We are also subject to laws and regulations enacted to protect the confidentiality of patient health information. For example, HHS has issued rules pursuant to HIPAA, including the Health Information Technology for Economic and Clinical Health (HITECH) Act which governs our use and disclosure of protected health information of patients. We have established policies and procedures to comply with HIPAA privacy and security requirements at our affiliated facilities and operating subsidiaries. We maintain a company-wide HIPAA compliance plan, which we believe complies with the HIPAA privacy and security regulations. The HIPAA privacy and security regulations have and will continue to impose significant costs on our facilities in order to comply with these standards. There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. Our operations are also subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties for privacy and security breaches. Healthcare entities are also required to afford patients with certain rights of access to their health information under HIPAA. Recently, the Office of Civil Rights, the agency responsible for HIPAA enforcement, has targeted investigative and enforcement efforts on violations of patients’ rights of access, imposing significant fines for violations largely initiated from patient complaints.
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
American with Disabilities Act
Our facilities must also comply with the American with Disabilities Act, or the ADA, and similar state and local laws to the extent that such facilities are "public accommodations" as defined in those laws. The obligation to comply with the ADA and other similar laws is an ongoing obligation, and we continue to assess our facilities and make appropriate modifications.
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

Since 2003, CMS has commenced a series of actions to increase its oversight of state quality assurance programs for senior living communities and has provided guidance and technical assistance to states to improve their ability to monitor and improve the quality of services paid for through Medicaid waiver programs. CMS is encouraging state Medicaid programs to expand their use of home and community-based services as alternatives to facility-based services, pursuant to provisions of the ACA, and other authorities, through the use of several programs.
The types of laws and statutes affecting the regulatory landscape of the post-acute industry continue to expand. In addition to this changing regulatory environment, federal, state and local officials are increasingly focusing their efforts on the enforcement of these laws. In order to operate our businesses, we must comply with federal, state and local laws relating to licensure, delivery and adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate-setting, billing and reimbursement, building codes and environmental protection. Additionally, we must also adhere to anti-kickback statues, physician referral laws, the ADA, and safety and health standards set by the Occupational Safety and Health Administration. Changes in the law or new interpretations of existing laws may have an adverse impact on our methods and costs of doing business.

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

AVAILABLE INFORMATION

We are subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the Exchange Act). Consequently, we are required to file reports and information with the Securities and Exchange Commission (SEC), including reports on the following forms: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports, proxy and information statements and other information concerning our company may be accessed through the SEC's website at http://www.sec.gov.

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

Item 1A.    RISK FACTORS
We are providing the following summary of the risk factors contained in our Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage our stockholders to carefully review the risk factors contained in this Form 10-K in their entirety for additional information regarding the risks and uncertainties that could cause our actual results to vary materially from recent results or from our anticipated future results.

Risks Related to our Business and Industry
•We face numerous risks related to the continued COVID-19 public health emergency, which could individually or in the aggregate have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
•Changes to reimbursement rates and rules and other aspects of Medicare and Medicaid could have a material, adverse effect on our revenues, financial condition and results of operations.
•Our revenue could be impacted by a shift to value-based reimbursement models, such as PDPM.
•Reforms to the U.S. healthcare system, including the Patient Protection and the ACA, continue to impose new requirements upon us and may lower our reimbursements.
•The results of recent U.S. Presidential and Congressional elections may create significant changes to regulatory framework, enforcements, and reimbursements.
•We are subject to various government reviews, audits and investigations that could adversely affect our business, including an obligation to refund amounts previously paid to us, potential criminal charges, the imposition of fines, and/or the loss of our right to participate in Medicare and Medicaid programs.
•Failure to comply with applicable laws and regulations, or if these laws and regulations change, could cause us to incur significant expenses and/or change our operations in order to bring our facilities and operations into compliance.
•Public and government calls for increased survey and enforcement efforts toward long-term care facilities could result in increased scrutiny by state and federal survey agencies. Potential sanctions and remedies based upon alleged regulatory deficiencies could negatively affect our financial condition and results of operations.
•Future cost containment initiatives undertaken by third-party payors may limit our revenue and profitability.
•Changes in Medicare reimbursements for physician and non-physician services could impact reimbursement for medical professionals, which could have a negative effect on our business, financial condition or results of operations.
•We may be subject to increased investigation and enforcement activities related to HIPAA violations if we fail to adopt and maintain business procedures and systems designed to protect the privacy, security and integrity of patients’ individual health information.
•Security breaches and other cyber-security incidents could violate security laws and subject us to significant liability.
•If we are not fully reimbursed for all services for which each facility bills through consolidated billing, our revenue, financial condition and results of operations could be adversely affected.
•Increased competition for, or a shortage of, nurses and other skilled personnel could increase our staffing and labor costs and subject us to monetary fines resulting from a failure to maintain minimum staffing requirements.
•Annual caps and other cost-reductions for outpatient therapy services may reduce our future revenue and profitability or cause us to incur losses.
•Increased scrutiny of our billing practices by the Office of the Inspector General or other regulatory authorities may result in an increase in regulatory monitoring and oversight, decreased reimbursement rates, or otherwise adversely affect our business, financial condition and results of operations.
•State efforts to regulate or deregulate the healthcare services industry or the construction or expansion of healthcare facilities could impair our ability to expand our operations, or could result in increased competition.
•Changes to federal and state employment-related laws and regulations could increase our cost of doing business.
•Required regulatory approvals could delay or prohibit transfers of our healthcare operations, which could result in periods in which we are unable to receive reimbursement for such properties.
•Compliance with federal and state fair housing, fire, safety and other regulations may require us to incur unexpected expenses, which could be costly to us.
•We depend largely upon reimbursement from third-party payors, and our revenue, financial condition and results of operations could be negatively impacted by any changes in the acuity mix of patients in our affiliated facilities as well as payor mix and payment methodologies.
•We are subject to litigation that could result in significant legal costs and large settlement amounts or damage awards.
•If our regular internal investigations into the care delivery, recordkeeping and billing processes of our operating subsidiaries detect instances of noncompliance, efforts to correct such non-compliance could materially decrease our revenue.
•We may be unable to complete future facility or business acquisitions at attractive prices or at all, or may elect to dispose of underperforming or non-strategic operating subsidiaries, either of which could decrease our revenue.

•We may not be able to successfully integrate acquired facilities and businesses into our operations, or we may be exposed to costs, liabilities and regulatory issues that may adversely affect our operations.
•If we do not achieve or maintain competitive quality of care ratings from CMS or private organizations engaged in similar monitoring activities, our business may be negatively affected.
•If we are unable to obtain insurance, or if insurance becomes more costly for us to obtain, our business may be adversely affected, and our self-insurance programs may expose us to significant and unexpected costs and losses.
•The geographic concentration of our affiliated facilities could leave us vulnerable to economic downturn, regulatory changes or acts of nature in those areas.
•The actions of a national labor union that has pursued a negative publicity campaign criticizing our business in the past may adversely affect our revenue and our profitability.
•We lease the majority of our affiliated facilities, and risks associated with leased property, could adversely affect our business, financial position or results of operations.
•Failure to generate sufficient cash flow to cover required payments or meet operating covenants under our long-term debt, mortgages and long-term operating leases could result in defaults under such agreements and cross-defaults under other debt, mortgage or operating lease arrangements, which could harm our operating subsidiaries and cause us to lose facilities or experience foreclosures.
•Move-in and occupancy rates may remain unpredictable even after the COVID-19 pandemic is over.
•A housing downturn could decrease demand for senior living services.
•As we continue to acquire and lease real estate assets, we may not be successful in identifying and consummating these transactions.
•As we expand our presence in other relevant healthcare industries, we would become subject to risks in a market in which we have limited experience.
•If our referral sources fail to view us as an attractive skilled nursing provider, or if our referral sources otherwise refer fewer patients, our patient base may decrease.
•We may need additional capital to fund our operating subsidiaries and finance our growth, and we may not be able to obtain it on terms acceptable to us, or at all, which may limit our ability to grow.
•The condition of the financial markets, could limit the availability of debt and equity financing sources to fund the capital and liquidity requirements of our business, as well as negatively impact or impair the value of our current portfolio of cash, cash equivalents and investments.
•Delays in reimbursement may cause liquidity problems.
•Compliance with the regulations of the Department of Housing and Urban Development may require us to make unanticipated expenditures which could increase our costs.
•Failure to safeguard our patient trust funds may be subject us to citations, fines and penalties.
•We are a holding company with no operations and rely upon our multiple independent operating subsidiaries to provide us with the funds necessary to meet our financial obligations. Liabilities of any one or more of our subsidiaries could be imposed upon us or our other subsidiaries.
•We may incur operational difficulties or be exposed to claims and liabilities as a result of the separation of Pennant, including if the Spin-Offs are not tax-free for U.S. federal income tax purposes.
•We may not achieve some or all of the anticipated benefits of the Spin-Off, which may adversely affect our business.
•The Spin-Off and related transactions may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal distribution requirements.
•Certain directors who serve on our Board of Directors also serve as directors of Pennant, and ownership of shares of Pennant common stock by our directors and executive officers may create, or appear to create, conflicts of interest.
•Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness and may otherwise adversely affect our financial condition and results of operations.

Risks Related to Ownership of our Common Stock
•We may not be able to pay or maintain dividends and the failure to do so would adversely affect our stock price.
•Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that could discourage transactions resulting in a change in control, which may negatively affect the market price of our common stock.

You should carefully consider each of the following risk factors and all other information set forth in this information statement. The risk factors generally have been separated into three categories: risks relating to our business and our industry, risks relating to the Spin-Off and risks relating to our common stock. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our company in each of these categories of risks. However, the risks and uncertainties we face are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
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
Risks Related to Our Business and Industry

We face numerous risks related to the continued COVID-19 public health emergency, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

The extent to which the COVID-19 public health emergency will continue impacting our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, federal vaccination program efforts, additional or modified government actions, new information which may emerge concerning the severity of the virus and efficacy of vaccinations, and the actions taken to contain the virus or treat its impact, among others. Some of the risks of COVID-19 are being mitigated as a result of the federal vaccination program, including vaccinations of nursing facility staff and residents, but there remains uncertainty as to when the pandemic will officially end,

As discussed in Item 1., under Government Regulation, federal, state and local regulators have implemented new regulations and waived existing regulations to promote care delivery during the COVID-19 public health emergency. While the majority of these changes are beneficial by reducing regulatory burdens, these accommodations may also have an adverse effect through increased legal and operational costs related to compliance and monitoring. Additionally, most of the accommodations are limited in duration and tied to the COVID-19 public health emergency declaration, thus there may be significant operational change requirements on short notice. Also, the reinstatement of waived state and federal regulations may not occur simultaneously, requiring heightened monitoring to ensure compliance.

Other factors from the continuation of the COVID-19 pandemic that could have an adverse effect on our business, financial condition, liquidity, results of operations and prospects, include:

•potential for increased government regulations and restrictions to combat COVID-19 as a result of the recent Presidential and Congressional elections;
•significantly reduced occupancy as a result of government-imposed orders;
•lower census due to general decline in all hospital procedures, including elective/non-urgent procedures;
•increased costs and staffing requirements related to additional CDC protocols and related isolation procedures, including obligations to test patients and staff for COVID-19;
•limitations on availability of staff due to COVID-19 related illness exposure;
•disruptions to supply chains which could negatively impact consistent and reliable delivery of personal protective equipment, sanitizing supplies, food, pharmaceuticals, utilities and other goods to our affiliated facilities, resulting in our inability to obtain on reasonable terms, or at all, personal protective equipment, sanitizing supplies, food, pharmaceuticals, utilities and other goods;
•incurrence of additional expenditures to comply with COVID-19 isolation procedures, including temporary construction or purchase of additional equipment;
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

We derived 30.5% and 24.6% of our revenue from the Medicare programs for the year ended December 31, 2020 and 2019, respectively. In addition, many other payors may use published Medicare rates as a basis for reimbursements. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, or if there are delays in Medicare payments, our business and results of operations will be adversely affected.

The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), annual caps that limit the amount that can be paid (including deductible and coinsurance amounts) administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past and could in the future result in substantial reductions in our revenue and operating margins. For example, see Item 1., under Government Regulation, Sequestration of Medicare Rates.

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
•the reduction or elimination of annual rate increases (See also, Item 1., under Government Regulation); or
•an increase in co-payments or deductibles payable by beneficiaries.
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

Reductions in Medicaid reimbursement rates or changes in the rules governing the Medicaid program could have a material, adverse effect on our revenue, financial condition and results of operations.
A significant portion of reimbursement for skilled nursing services comes from Medicaid. In fact, Medicaid is our largest source of revenue, accounting for 44.0% and 46.0% of our revenue for the year ended December 31, 2020 and 2019, respectively. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets, which has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. Since a significant portion of our revenue is generated from our skilled nursing operating subsidiaries in California, Texas and Arizona, any budget reductions or delays in these states could adversely affect our net patient service revenue and profitability. Despite present state budget surpluses in many of the states in which we operate, we can expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities, and any such decline could adversely affect our financial condition and results of operations.
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
Our revenue could be impacted by a shift to value-based reimbursement models, including PDPM.
As discussed in more detail in Item 1., under Government Regulation, CMS implemented a final rule in October 2019 to replace the existing case-mix classification system, Resource Utilization Groups, Version IV, with a new case-mix classification system, PDPM, that focuses more on the clinical condition of the patient and less on the volume of services provided. Payments under PDPM for FY 2021 are estimated to remain largely unchanged from FY 2020, but there remains risk that CMS may make future adjustments to reimbursement levels as it continues to monitor the impact of PDPM on patient outcomes and budget neutrality. With the increased focus on therapy utilization under RUGs IV, there is concern as to the accuracy of the parity adjustment and how closely it will reflect the data that will be captured under PDPM where the focus is on the clinical condition of the patient in lieu of resource utilization. In addition, the entire parity adjustment could be removed by CMS and this would cause a drastic reduction in payments.

Reforms to the U.S. healthcare system continue to impose new requirements upon us and may lower our reimbursements.
The ACA included sweeping changes to how healthcare is paid for and furnished in the U.S. Applicable to our business, as discussed in greater detail in Item 1., under Government Regulation, the ACA has resulted in significant changes to our operations and reimbursement models for services we provide. CMS continues to issue rules to implement the ACA. Courts continue to interpret and apply the ACA’s provisions.

The efficacy of the ACA is the subject of much debate among members of Congress and the public. Additionally, a number of lawsuits have been filed challenging various aspects of the ACA and related regulations with inconsistent outcomes - some expand the ACA while others limit the ACA. The Supreme Court heard oral arguments on November 10, 2020, arising out of a constitutional challenge from the Fifth Circuit, and a decision is not expected until spring 2021. In the event that the ACA is repealed or materially amended, particularly any elements of the ACA that are beneficial to our business or that cause changes in the health insurance industry, including reimbursement and coverage by private, Medicare or Medicaid payers, our business, operating results and financial condition could be harmed. Thus, the future impact of the ACA on our business is difficult to predict and its continued uncertain future may negatively impact our business. However, any material changes to the ACA or its implementing regulations may negatively impact our operations.

We cannot predict what effect future reforms to the U.S. healthcare system will have on our business, including the demand for our services or the amount of reimbursement available for those services. However, it is possible these new laws may lower reimbursement or increase the cost of doing business and adversely affect our business.

The results of recent U.S. Presidential and Congressional elections may create significant changes to regulatory framework, enforcements and reimbursements.

The recent Presidential and Congressional elections in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulation, implementation or repeal of laws and rules related to government health programs, including Medicare and Medicaid. Democratic proposals for Medicare for All or significant expansion of Medicare, could significantly impact our business and the healthcare industry if implemented. Further, if proposed policies specific to nursing facilities are implemented, these may result in significant regulatory changes, increased survey frequency and scope, and increased penalties for non-compliance.

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

A number of lawsuits have been filed challenging various aspects of the ACA and related regulations. In addition, the efficacy of the ACA is the subject of much debate among members of Congress and the public. On December 14, 2018, the U.S. District Court for the Northern District of Texas held the individual mandate provision, and therefore the entirety of the ACA, unconstitutional. This ruling was appealed to the Fifth Circuit Court of Appeals, which issued its decision on December 18, 2019, partially affirming the district court’s decision, finding the individual mandate to be unconstitutional and remanding the case to the district court for additional analysis on whether the individual mandate provision was severable from the remainder of the ACA. The case was appealed to the U.S. Supreme Court, which heard arguments November 10, 2020, and a decision is expected spring 2021. Other unrelated cases challenging the ACA or related rules have had inconsistent outcomes - some expand the ACA while others limit the ACA. Thus, the future impact of the ACA on our business is difficult to predict. The uncertainty as to the future of the ACA may negatively impact our business, as will any material changes to the ACA.

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
In 2004, our Medicare administrative contractors began to conduct selected reviews of claims previously submitted by and paid to some of our affiliated facilities. While we have always been subject to post-payment audits and reviews, more intensive “probe reviews” appear to be a permanent procedure with our fiscal intermediaries. All findings of overpayment from CMS contractors are eligible for appeal through the CMS defined continuum. With the exception of rare findings of overpayment related to objective errors in Medicare payment methodology or claims processing, we utilize all defenses reasonably available to us to demonstrate that the services provided meet all clinical and regulatory requirements for reimbursement.

In cases where claim and documentation review by any CMS contractor results in repeated poor performance, an operation can be subjected to protracted oversight. This oversight may include repeat education and re-probe, extended pre-payment review, referral to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement outside of specifically reviewed claims. Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. As of December 31, 2020, four of our independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process, either pre or post-payment. We anticipate that these Reviews could increase in frequency in the future.

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

As discussed in greater detail in Item 1., under Government Regulation, we are subject to federal and state laws intended to prevent healthcare fraud and abuse, including the federal FCA, state false claims acts, the illegal remuneration provisions of the Social Security Act, the Anti-Kickback Statute, state anti-kickback laws, the Civil Monetary Penalties Law and the federal “Stark” law. Among other things, these laws prohibit kickbacks, bribes and rebates, as well as other direct and indirect payments or fee-splitting arrangements that are designed to induce the referral of patients to a particular provider for medical products or services payable by any federal healthcare program and prohibit presenting a false or misleading claim for payment under a federal or state program. They also prohibit some physician self-referrals. Possible sanctions for violation of any of these restrictions or prohibitions include loss of eligibility to participate in federal and state reimbursement programs and civil and criminal penalties. If we fail to comply, even inadvertently, with any of these requirements, we could be required to alter our operations, refund payments to the government, enter into a corporate integrity agreement, deferred prosecution or similar agreements with state or federal government agencies, and become subject to significant civil and criminal penalties.

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

As CMS turns its attention to enhancing enforcement of long-term care facilities, as discussed in Item 1., under Government Regulation, state survey agencies will have more accountability for their survey and enforcement efforts. As discussed in Item 1., under Government Regulation, from time to time in the ordinary course of business, we receive deficiency reports from state and federal regulatory bodies resulting from such inspections or surveys. The focus of these deficiency reports tends to vary from year to year and state to state. Although most inspection deficiencies are resolved through an agreed-upon plan of corrective action, the reviewing agency typically has the authority to take further action against a licensed or certified facility, which could result in the imposition of fines, imposition of a license to a conditional or provisional status, suspension or revocation of a license, suspension or denial of payment for new admissions, loss of certification as a provider under state or federal healthcare programs, or imposition of other sanctions, including criminal penalties. In the past, we have experienced inspection deficiencies that have resulted in the imposition of a provisional license and could experience these results in the future.

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

We have received notices of potential sanctions and remedies based upon alleged regulatory deficiencies from time to time, and such sanctions have been imposed on some of our affiliated facilities. We have had affiliated facilities placed on special focus facility status in the past, continue to have some facilities on this status currently and other operating subsidiaries may be identified for such status in the future. We currently have no facilities placed on special focus facility status. Other operating subsidiaries may be identified for such status in the future.

Future cost containment initiatives undertaken by private third-party payors may limit our revenue and profitability.

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

As discussed in greater detail in Item 1., under Government Regulation, MACRA revised the payment system for physician and non-physician services. Section 1 of that law, the sustainable growth rate repeal and Medicare Provider Payment Modernization will impact payment provisions for medical professional services. That enactment also extended for two years provisions that permit an exceptions process from therapy caps imposed on Medicare Part B outpatient therapy. There was a combined cap for PT and SLP and a separate cap for OT services that apply subject to certain exceptions. On February 9, 2018, the Bipartisan Budget Act of 2018 was signed into law, which provides for the repeal of all therapy caps retroactively to January 1, 2018.  The law also reduced the monetary threshold that triggers a manual medical review (MMR), in certain instances (from $3,700 to $3,000). The reduction in the MMR threshold will likely result in increased number of reviews, which could in turn have a negative effect on our business, financial condition or results of operations.
We may be subject to increased investigation and enforcement activities related to HIPAA violations.

We are required to comply with numerous legislative and regulatory requirements at the federal and state levels addressing patient privacy and security of health information, as discussed in greater detail in Item 1., under Government Regulation.  The Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Clinical Health Act of 2009 (HITECH Act) requires us to adopt and maintain business procedures and systems designed to protect the privacy, security and integrity of patients' individual health information.  States also have laws that apply to the privacy of healthcare information. We must comply with these state privacy laws to the extent that they are more protective of healthcare information or provide additional protections not afforded by HIPAA. If we fail to comply with these state and federal laws, we could be subject to criminal penalties, civil sanctions, litigation, and be forced to modify our policies and procedures. Additionally, if a breach under HIPAA or other privacy laws were to occur, remediation efforts could be costly and damage to our reputation could occur.
In addition to breaches of protected patient information, under HIPAA, healthcare entities are also required to afford patients with certain rights of access to their health information. Recently, the Office of Civil Rights, the agency responsible for HIPAA enforcement, has targeted investigative and enforcement efforts on violations of patients’ rights of access, imposing significant fines for violations largely initiated from patient complaints. If we fail to comply with our obligations under HIPAA, we could face significant fines.

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

Skilled nursing facilities are required to perform consolidated billing for certain items and services furnished to patients and residents. The consolidated billing requirement essentially confers on the skilled nursing facility itself the Medicare billing responsibility for the entire package of care that its patients receive in these situations. The BBA also affected skilled nursing facility payments by requiring that post-hospitalization skilled nursing services be “bundled” into the hospital's diagnostic related group (DRG) payment in certain circumstances. Where this rule applies, the hospital and the skilled nursing facility must, in effect, divide the payment which otherwise would have been paid to the hospital alone for the patient's treatment, and no additional funds are paid by Medicare for skilled nursing care of the patient. Although this provision applies to a limited number of DRGs, it has a negative effect on skilled nursing facility utilization and payments, either because hospitals are finding it difficult to place patients in skilled nursing facilities which will not be paid as before or because hospitals are reluctant to discharge the patients to skilled nursing facilities and lose part of their payment. This bundling requirement could be extended to more DRGs in the future, which would accentuate the negative impact on skilled nursing facility utilization and payments. We may not be fully reimbursed for all services for which each facility bills through consolidated billing, which could adversely affect our revenue, financial condition and results of operations.

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

We operate one or more affiliated skilled nursing facilities in the states of Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. With the exception of Utah, which follows federal regulations, each of these states has established minimum staffing requirements for facilities operating in that state. Failure to comply with these requirements can, among other things, jeopardize a facility's compliance with the conditions of participation under relevant state and federal healthcare programs. In addition, if a facility is determined to be out of compliance with these requirements, it may be subject to a notice of deficiency, a citation, or a significant fine or litigation risk. Deficiencies (depending on the level) may also result in the suspension of patient admissions and the termination of Medicaid participation, or the suspension, revocation or nonrenewal of the skilled nursing facility's license. If the federal or state governments were to issue regulations which materially change the way compliance with the minimum staffing standard is calculated or enforced, our labor costs could increase and the current shortage of healthcare workers could impact us more significantly, including the increased scrutiny on staffing at the state and federal levels as a result of the COVID-19 virus.

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

As discussed in detail in Item 1., under Government Regulation, sub-heading Part B Rehabilitation Requirements, several government actions have been taken in recent years to try and contain the costs of rehabilitation therapy services provided under Medicare Part B, including the MPPR, institution of annual caps, mandatory medical reviews for annual claims beyond a certain monetary threshold, and a reduction in reimbursement rates for therapy assistant claim modifiers. Of specific concern is CMS's decision to lower Medicare Part B reimbursement rates for outpatient therapy services by 9%, beginning in January 1, 2021. Such cost-containment measures and ongoing payment changes could have an adverse effect on our revenue.

The Office of the Inspector General or other regulatory authorities may choose to more closely scrutinize billing practices in areas where we operate or propose to expand, which could result in an increase in regulatory monitoring and oversight, decreased reimbursement rates, or otherwise adversely affect our business, financial condition and results of operations.

As discussed in greater detail in Item 1., under Government Regulation, Civil and Criminal Fraud and Abuse Laws and Enforcement, the OIG regularly conducts investigations regarding certain payment or compliance issues within various healthcare sectors. Following, the OIG publishes these reports, in part, to educate involved stakeholders and signal future enforcement focus. Reports published in 2019 and 2020 demonstrate the OIG’s increased scrutiny on post-hospital skilled nursing facility care and billing. This may impact the skilled nursing facility industry by motivating additional reviews and stricter compliance in the areas outlined in the recent reports, expending material time and resources.

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

Our business model, like those of some other for-profit operators, is based in part on seeking out higher-acuity patients whom we believe are generally more profitable, and over time our overall patient mix has consistently shifted to higher-acuity and higher-resource utilization patients in most facilities we operate. We also use specialized care-delivery software that assists our caregivers in more accurately capturing and recording activities of daily living services, among other things. These efforts may place us under greater scrutiny with the OIG, CMS, our fiscal intermediaries, recovery audit contractors and others.

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

Changes to federal and state employment-related laws and regulations could increase our cost of doing business.

Our operating subsidiaries are subject to a variety of federal and state employment-related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act which governs such matters as minimum wages, overtime and other working conditions, the Americans with Disabilities Act and similar state laws that provide civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas, the National Labor Relations Act, regulations of the Equal Employment Opportunity Commission, regulations of the Office of Civil Rights, regulations of state Attorneys General, family leave mandates and a variety of similar laws enacted by the federal and state governments that govern these and other employment law matters. Because labor represents such a large portion of our operating costs, changes in federal and state employment-related laws and regulations could increase our cost of doing business.

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

The operations of our operating subsidiaries must be licensed under applicable state law and, depending upon the type of operation, certified or approved as providers under the Medicare and/or Medicaid programs. In the process of acquiring or transferring operating assets, our operations must receive change of ownership approvals from state licensing agencies, Medicare and Medicaid as well as third party payors. If there are any delays in receiving regulatory approvals from the applicable federal, state or local government agencies, or the inability to receive such approvals, such delays could result in delayed or lost reimbursement related to periods of service prior to the receipt of such approvals, which could negatively impact our cash position.

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

Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the year ended December 31, 2020 and 2019, 74.5% and 70.6% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

As an operator of healthcare facilities, we have a program to help us comply with various requirements of federal and private healthcare programs.  Our compliance program includes, among other things, (i) policies and procedures modeled after applicable laws, regulations, government manuals and industry practices and customs that govern the clinical, reimbursement and operational aspects of our subsidiaries; (ii) training about our compliance process for all of the employees of our operating subsidiaries, our directors and officers, and training about Medicare and Medicaid laws, fraud and abuse prevention, clinical standards and practices, and claim submission and reimbursement policies and procedures for appropriate employees; and (iii) internal controls that monitor, for example, the accuracy of claims, reimbursement submissions, cost reports and source documents, provision of patient care, services, and supplies as required by applicable standards and laws, accuracy of clinical assessment and treatment documentation, and implementation of judicial and regulatory requirements (i.e., background checks, licensing and training).

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

We have also historically acquired a few facilities, either because they were included in larger, indivisible groups of facilities or under other circumstances, which were or have proven to be non-strategic or less desirable, and we may consider disposing of such facilities or exchanging them for facilities which are more desirable. To the extent we dispose of such a facility without simultaneously acquiring a facility in exchange, our revenue might decrease.

We may not be able to successfully integrate acquired facilities and businesses into our operations, and we may not achieve the benefits we expect from any of our facility acquisitions.

We may not be able to successfully or efficiently integrate new acquisitions of facilities and businesses with our existing operating subsidiaries, culture and systems. The process of integrating acquisitions into our existing operations may result in unforeseen operating difficulties, divert management's attention from existing operations, or require an unexpected commitment of staff and financial resources, and may ultimately be unsuccessful. Existing operations available for acquisition frequently serve or target different markets than those that we currently serve. We also may determine that renovations of acquired facilities and changes in staff and operating management personnel are necessary to successfully integrate those acquisitions into our existing operations. We may not be able to recover the costs incurred to reposition or renovate newly operating subsidiaries. The financial benefits we expect to realize from many of our acquisitions are largely dependent upon our ability to improve clinical performance, overcome regulatory deficiencies, rehabilitate or improve the reputation of the operations in the community, increase and maintain occupancy, control costs, and in some cases change the patient acuity mix. If we are unable to accomplish any of these objectives at the operating subsidiaries we acquire, we will not realize the anticipated benefits and we may experience lower than anticipated profits, or even losses.
During the year ended December 31, 2020, we expanded our operations through a combination of long-term leases and real estate purchases, with the addition of five stand-alone skilled nursing operations, one stand-alone independent living operation and one campus operation. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our acquisitions, and our business may suffer.

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

If we do not achieve or maintain competitive quality of care ratings from CMS or private organizations engaged in similar monitoring activities, our business may be negatively affected.

CMS, as well as certain private organizations engaged in similar monitoring activities, provides comparative public data, rating every skilled nursing facility operating in each state based upon quality-of-care indicators. CMS’s system is the Five-Star Quality Rating System, introduced in 2008, to help consumers, their families and caregivers compare nursing homes more easily. The Five-Star Quality Rating System gives each nursing home a rating of between one and five stars in various categories, and the ratings are available on a consumer-facing website, Nursing Home Compare. In cases of acquisitions, the previous operator's clinical ratings are included in our overall Five-Star Quality Rating. Over the years, the Five-Star Quality Rating System has been modified, with the most recent changes being implemented in 2018 and 2019. Additionally, as a result of the COVID-19 pandemic and CMS’s suspension of certain inspection and reporting requirements, the data used to calculate the star ratings of facilities was interrupted. CMS temporarily froze certain data on the Nursing Home Compare website through January 2021. Other data related to quality-reporting measures will not be factored into star calculations until 2022 and will not be reflected on the Nursing Home Compare website until April 2022, The temporary adjustments due to COVID-19 could impact facilities that might have less favorable Five-Star Ratings from being able to demonstrate improvements on the public-facing website through mid-2022. For more information on these changes, see Item 1., under Government Regulation.

CMS continues to increase quality measure thresholds, making it more difficult to achieve upward ratings. CMS acknowledges that some facilities may see a decline in their overall five-star rating absent any new inspection information. This change could further affect star ratings across the industry. Additionally, on the Nursing Home Compare website, CMS recently began displaying a consumer alert icon next to nursing homes that have been cited on inspection reports for incidents of abuse, neglect, or exploitation. See Item 1., under Government Regulation.

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

With few exceptions, workers' compensation and employee health insurance costs have also increased markedly in recent years. To partially offset these increases, we have increased the amounts of our self-insured retention and deductibles in connection with general and professional liability claims. We also have implemented a self-insurance program for workers compensation in all states, except Washington, and elected non-subscriber status for workers' compensation in Texas. In Washington, the insurance coverage is financed through premiums paid by the employers and employees. If we are unable to obtain insurance, or if insurance becomes more costly for us to obtain, or if the coverage levels we can economically obtain decline, our business may be adversely affected.

Our self-insurance programs may expose us to significant and unexpected costs and losses.

We have maintained general and professional liability insurance since 2002 and workers' compensation insurance since 2005 through a wholly owned subsidiary insurance company, Standardbearer Insurance Company, Ltd., to insure our self-insurance reimbursements and deductibles as part of a continually evolving overall risk management strategy. We establish the insurance loss reserves based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we, along with an independent actuary, develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle or pay damages with respect to unpaid claims. It is possible, however, that the actual liabilities may exceed our estimates of loss. We may also experience an unexpectedly large number of successful claims or claims that result in costs or liability significantly in excess of our projections. For these and other reasons, our self-insurance reserves could prove to be inadequate, resulting in liabilities in excess of our available insurance and self-insurance. If a successful claim is made against us and it is not covered by our insurance or exceeds the insurance policy limits, our business may be negatively and materially impacted.

Further, because our self-insurance reimbursements under our general and professional liability and workers compensation programs applies on a per claim basis, there is no limit to the maximum number of claims or the total amount for which we could incur liability in any policy period.

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
The frequency and magnitude of claims and legal costs may increase due to the COVID-19 pandemic or our related response efforts.

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

Because we lease the majority of our affiliated facilities, we are subject to risks associated with leased real property, including risks relating to lease termination, lease extensions and special charges, any of which could adversely affect our business, financial position or results of operations.

As of December 31, 2020, we leased 164 of our 228 affiliated facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.

Each lease provides that the landlord may terminate the lease for a variety of reasons, including the default in any payment of rent, taxes or other payment obligations or the breach of any other covenant or agreement in the lease. Termination of a lease could result in a default under our debt agreements and could adversely affect our business, financial position or results of operations. There can be no assurance that we will be able to comply with all of our obligations under the leases in the future.

Failure to generate sufficient cash flow to cover required payments or meet operating covenants under our long-term debt, mortgages and long-term operating leases could result in defaults under such agreements and cross-defaults under other debt, mortgage or operating lease arrangements, which could harm our operating subsidiaries and cause us to lose facilities or experience foreclosures.

We maintain a revolving credit facility under the Third Amended and Restated Credit Agreements, dated as of October 1, 2019, between the Company and a lending consortium arranged by Truist Financial Corporation (Truist) (formerly known as SunTrust Bank, Inc.) with a revolving line of credit of up to $350.0 million in aggregate principal amount (the Credit Facility). As of December 31, 2020, we have no outstanding debt under our Credit Facility. Nineteen of our subsidiaries are under mortgage loans insured with Department of Housing and Urban Development (HUD) for an aggregate amount of $113.9 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The terms of the mortgage loans range from 25- to 35-years. We also had two outstanding promissory notes of approximately $3.9 million as of December 31, 2020. The terms of the notes are 12 years and 10 months. Because these mortgage loans are insured with HUD, our borrower subsidiaries under these loans are subject to HUD oversight and periodic inspections.

In addition, we had $1.7 billion of future operating lease obligations as of December 31, 2020. We intend to continue financing our operating subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

We may not generate sufficient cash flow from operations to cover required interest, principal and lease payments. In addition, our outstanding Credit Facility and mortgage loans contain restrictive covenants and require us to maintain or satisfy specified coverage tests on a consolidated basis and on a facility or facilities basis. These restrictions and operating covenants include, among other things, requirements with respect to occupancy, debt service coverage, project yield, net leverage ratios, minimum interest coverage ratios and minimum asset coverage ratios. These restrictions may interfere with our ability to obtain additional advances under our existing Credit Facility or to obtain new financing or to engage in other business activities, which may inhibit our ability to grow our business and increase revenue.

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

Move-in and occupancy rates may remain unpredictable even after the COVID-19 pandemic is over.

Occupancy levels at skilled nursing facilities are likely to remain vulnerable to the effects of COVID-19 even after the pandemic is over. Facilities experiencing decreases in move-in rates in the fourth quarter of 2020 cite resident or family member concerns as the basis for such decreases. These and other similar concerns may continue to impact our ability to attract new residents and our ability to retain existing residents.

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

As part of, and subsequent to, the Spin-Off, we lease 31 of our properties to Pennant’s senior living operations. In the future, we might expand our leasing property portfolio to additional Pennant operations or other unaffiliated tenants. We have very limited control over the success or failure of our tenants’ and operators’ businesses and, at any time, a tenant or operator may experience a downturn in its business that weakens its financial condition. If that happens, the tenant or operator may fail to make its payments to us when due. Although our lease agreements give us the right to exercise certain remedies in the event of default on the obligations owing to us, we may determine not to do so if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches.

An important part of our business strategy is to continue to expand and diversify our real estate portfolio through accretive acquisition and investment opportunities in healthcare properties. Our execution of this strategy by successfully identifying, securing and consummating beneficial transactions is made more challenging by increased competition and can be affected by many factors, including our relationships with current and prospective tenants, our ability to obtain debt and equity capital at costs comparable to or better than our competitors and our ability to negotiate favorable terms with property owners seeking to sell and other contractual counterparties. Our competitors for these opportunities include healthcare REITs, real estate partnerships, healthcare providers, healthcare lenders and other investors, including developers, banks, insurance companies, pension funds, government-sponsored entities and private equity firms, some of whom may have greater financial resources and lower costs of capital than we do. If we are unsuccessful at identifying and capitalizing on investment or acquisition opportunities, our growth and profitability in our real estate investment portfolio may be adversely affected.

Investments in and acquisitions of healthcare properties entail risks associated with real estate investments generally, including risks that the investment will not achieve expected returns, that the cost estimates for necessary property improvements will prove inaccurate or that the tenant or operator will fail to meet performance expectations.  Income from properties and yields from investments in our properties may be affected by many factors, including changes in governmental regulation (such as licensing and government payment), general or local economic conditions (such as fluctuations in interest rates, senior savings, and employment conditions), the available local supply of and demand for improved real estate, a reduction in rental income as the result of an inability to maintain occupancy levels, natural disasters (such as hurricanes, earthquakes and floods) or similar factors. Furthermore, healthcare properties are often highly customized and the development or redevelopment of such properties may require costly tenant-specific improvements. As a result, we cannot assure you that we will achieve the economic benefit we expect from acquisition or investment opportunities.
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

We are a holding company with no direct operating assets, employees or revenue. Each of our affiliated facilities is operated through a separate, wholly owned, independent subsidiary, which has its own management, employees and assets. Our principal assets are the equity interests we directly or indirectly hold in our multiple operating and real estate holding subsidiaries. As a result, we are dependent upon distributions from our subsidiaries to generate the funds necessary to meet our financial obligations and pay dividends. Our subsidiaries are legally distinct from us and have no obligation to make funds available to us. The ability of our subsidiaries to make distributions to us will depend substantially on their respective operating results and will be subject to restrictions under, among other things, the laws of their jurisdiction of organization, which may limit the amount of funds available for distribution to investors or stockholders, agreements of those subsidiaries, the terms of our financing arrangements and the terms of any future financing arrangements of our subsidiaries.

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

If either of our two Spin-Offs fail to qualify as generally tax-free for U.S. federal income tax purposes, we and our stockholders could be subject to significant tax liabilities.

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

Item 1B. UNRESOLVED STAFF COMMENTS

    None.

Item 2. PROPERTIES

Service Center.  Our Service Center is located in San Juan Capistrano, California. In June 2018, we acquired an office space for a purchase price of $31.0 million to accommodate our growing Service Center team. The property consists of approximately 108,058 square feet of usable office space. In addition, we lease a substantial portion of the space within the campus to third-party tenants.

Operating Facilities. We operate 228 affiliated facilities in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin, with the operational capacity to serve approximately 25,426 patients as of December 31, 2020. Of the 228 facilities, we operate 164 facilities under long-term lease arrangements and have options to purchase 11 of those 164 facilities. The results of our operating facilities are reflected in our transitional and skilled services segment for our skilled nursing operations and in "All Other" category for our senior living operations.

The following table provides summary information regarding the location of our facilities, operational beds and units by property type as of December 31, 2020:

	Operated Facilities
	Leased without a Purchase Option		Leased with a Purchase Option		Owned		Total
	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units
California	42	4,157	—	—	6	691	48	4,848
Texas	41	5,051	5	714	17	2,278	63	8,043
Arizona	22	2,939	—	—	10	1,579	32	4,518
Wisconsin	—	—	—	—	2	100	2	100
Utah	12	1,313	2	159	7	633	21	2,105
Colorado	9	764	1	125	7	703	17	1,592
Washington	7	637	—	—	2	204	9	841
Idaho	6	471	—	—	5	470	11	941
Nebraska	5	364	—	—	2	350	7	714
Kansas	2	188	3	325	2	294	7	807
Iowa	6	399	—	—	—	—	6	399
South Carolina	—	—	—	—	4	426	4	426
Nevada	1	92	—	—	—	—	1	92
	153	16,375	11	1,323	64	7,728	228	25,426

The following table sets forth the location of our facilities and the number of operational beds and units located at our skilled nursing, senior living and campus facilities as of December 31, 2020:

	Facility Counts				Bed / Unit Counts
	Skilled Nursing Operations	Senior Living Communities	Campus Operations	Total	Skilled Nursing Beds	Senior Living Units	Total Beds / Units
California	47	—	1	48	4,783	65	4,848
Texas	57	1	5	63	7,529	514	8,043
Arizona	29	—	3	32	4,203	315	4,518
Wisconsin	2	—	—	2	100	—	100
Utah	18	2	1	21	1,940	165	2,105
Colorado	11	5	1	17	972	620	1,592
Washington	9	—	—	9	841	—	841
Idaho	9	—	2	11	904	37	941
Nebraska	4	1	2	7	413	301	714
Kansas	—	—	7	7	601	206	807
Iowa	4	—	2	6	368	31	399
South Carolina	4	—	—	4	426	—	426
Nevada	1	—	—	1	92	—	92
	195	9	24	228	23,172	2,254	25,426

Real Estate Properties. As of December 31, 2020, we owned 94 real estate properties in Arizona, California, Colorado, Idaho, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin, which include 64 of the 228 facilities that we operate and manage. Of our 94 real estate properties, 31 senior living operations are leased to and operated by Pennant as part of the Spin-Off. Two of the senior living operations leased by Pennant are located on the same real estate properties as skilled nursing facilities that we own and operate. We further own the real estate property of our Service Center location and continue to lease a portion of the office space to third-party tenants. Our real estate segment reflects the results of operations for our owned real estate properties.

The following table provides summary information regarding the location of our owned real estate properties as of December 31, 2020:

	Owned and Operated by Ensign(1)	Owned and Leased to Pennant(1)	Service Center	Total Properties(1)
California(1)	6	2	1	8
Texas(1)	17	6	—	22
Arizona	10	1	—	11
Wisconsin	2	19	—	21
Utah	7	—	—	7
Colorado	7	—	—	7
Washington	2	—	—	2
Idaho	5	2	—	7
Nebraska	2	—	—	2
Kansas	2	—	—	2
South Carolina	4	—	—	4
Nevada	—	1	—	1
	64	31	1	94
(1) In connection with the Spin-off, one senior living operation in California and one senior living operation in Texas, which are owned by Ensign and leased to Pennant are located on the same real estate property as a skilled nursing facility which we own and operate. In each of these situations, the senior living operation is included in the total under "Owned and Leased to Pennant" and the skilled nursing operation is included in the total under "Owned and Operated by Ensign", however, the amount reflected under "Total Properties" only recognizes these operations as a single property.

Item 3.        LEGAL PROCEEDINGS
Regulatory Matters — Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. Included in these laws and regulations is HIPAA, which requires healthcare providers (among other things) to safeguard the privacy and security of certain health information.

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
In connection with the Spin-Off, certain landlords required, in exchange for their consent to the Spin-Off, that our lease guarantees remain in place for a certain period of time following the Spin-Off. These guarantees could result in significant additional liabilities and obligations for us if Pennant were to default on their obligations under their leases with respect to these properties.

U.S. Department of Justice Civil Investigative Demand - On May 31, 2018, we received a CID from the U.S. Department of Justice stating that it was investigating to determine whether there had been a violation of the False Claims Act and/or the Anti-Kickback Statute with respect to the relationships between certain of our independently operated skilled nursing facilities and persons who serve or have served as medical directors, advisory board participants or other potential referral sources. The CID covered the period from October 3, 2013 through 2018, and was limited in scope to ten of our Southern California independent operating entities. In October 2018, the Department of Justice made an additional request for information covering the period of January 1, 2011 through 2018, relating to the same topic. As a general matter, our independent operating entities have established and maintain policies and procedures to promote compliance with the False Claims Act, the Anti-Kickback Statute, and other applicable regulatory requirements. We have fully cooperated with the U.S. Department of Justice and promptly responded to their requests for information, and have recently been advised that the U.S. Department of Justice has declined to intervene in any subsequent action filed by a relator in connection with the subject matter of this investigation.

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

The skilled nursing and post-acute care industry is heavily regulated. As such, we are continuously subject to State and Federal regulatory scrutiny, supervision and control in the ordinary course of business. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition to being subject to direct regulatory oversight from State and Federal agencies, the skilled nursing and post-acute care industry is also subject to regulatory requirements which could subject us to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement; authorities could also seek the suspension or exclusion of the provider or individual from participation in their programs. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on our financial position, results of operations, and cash flows.

Additionally, the U.S. House of Representatives Select Subcommittee on the Coronavirus Crisis launched a nation-wide investigation into the COVID-19 pandemic, which includes the impact of the coronavirus on residents and employees in nursing homes. In June 2020, the Company received a document and information request from the House Select Subcommittee. The Company is cooperating in responding to this inquiry. However, it is not possible to predict the ultimate outcome of any such investigation, or whether and what other investigations or regulatory responses may result from the investigation and could have a material adverse effect on our reputation, business, financial condition and results of operations.

In addition to the potential lawsuits and claims described above, we are also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payor. A violation may provide the basis for exclusion from Federally funded healthcare programs. Such exclusions could have a correlative negative impact on our financial performance. Under the qui tam or "whistleblower" provisions of the False Claims Act, a private individual with knowledge of fraud may bring a claim on behalf of the Federal Government and receive a percentage of the Federal Government's recovery. Due to these whistleblower incentives, lawsuits have become more frequent. For example, and despite the decision of the U.S. Department of Justice to decline to participate in litigation based on the subject matter of its previously issued Civil Investigative Demand, the qui tam relator may continue on with the lawsuit and pursue claims that one or more of the Company's independent operating entities have allegedly violated the False Claims Act and/or the Anti-Kickback Statute.

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

In May 2009, Congress passed the FERA which made significant changes to the Federal False Claims Act (FCA) and expanded the types of activities subject to prosecution and whistleblower liability. Following changes by FERA, health care providers face significant penalties for the knowing retention of government overpayments, even if no false claim was involved. Health care providers can now be liable for knowingly and improperly avoiding or decreasing an obligation to pay money or property to the government. This includes the retention of any government overpayment. The government can argue, therefore, that an FCA violation can occur without any affirmative fraudulent action or statement, as long as the action or statement is knowingly improper. In addition, FERA extended protections against retaliation for whistleblowers, including protections not only for employees, but also contractors and agents. Thus, an employment relationship is generally not required in order to qualify for protection against retaliation for whistleblowing.

Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and our independent operating entities are routinely subjected to varying types of claims. One particular type of suit arises from alleged violations of minimum staffing requirements for skilled nursing facilities in those states which have enacted such requirements. The alleged failure to meet these requirements can, among other things, jeopardize a facility's compliance with requirements of participation under certain State and Federal healthcare programs; it may also subject the facility to a notice of deficiency, a citation, a civil monetary penalty, or litigation. These class-action “staffing” suits have the potential to result in large jury verdicts and settlements. We expect the plaintiffs' bar to continue to be aggressive in their pursuit of these staffing and similar claims.
We and our independent operating subsidiaries have been, and continue to be, subject to claims and legal actions that arise in the ordinary course of business, including potential claims related to patient care and treatment (professional negligence claims) as well as employment related claims. In addition, we and our independent operating subsidiaries, and others in the industry, are subject to claims and lawsuits in connection with COVID-19 and facilities preparation for and/or response to the COVID-19 pandemic. While we have been able to settle or otherwise resolve these types of claims without an ongoing material adverse effect on our business, a significant increase in the number of these claims, or an increase in the amounts owing should plaintiffs be successful in their prosecution of future claims, could materially adversely affect the Company’s business, financial condition, results of operations and cash flows.
Claims and suits, including class actions, continue to be filed against us and other companies in the post-acute care industry. We and our independent operating entities have been subjected to, and/or are currently involved in, class action litigation alleging violations (alone or in combination) of State and Federal wage and hour law as related to the alleged failure to pay wages, to timely provide and authorize meal and rest breaks, and other such similar causes of action. We do not believe that the ultimate resolution of these actions will have a material adverse effect on our business, cash flows, financial condition or results of operations.
Medicare Revenue Recoupments — We and our independent operating subsidiaries are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments resulting from reviews conducted via RAC, Program Safeguard Contractors, and Medicaid Integrity Contractors (collectively referred to as Reviews). For several months during the COVID-19 pandemic, CMS suspended its Targeted Probe and Educate program. Beginning in August 2020, CMS resumed Targeted Probe and Educate program activity. As of December 31, 2020, four of our independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process. We anticipate that these Reviews could increase in frequency in the future. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. As of December 31, 2020, our independent operating subsidiaries have responded to the requests and the related claims currently under review, on appeal or in a dispute resolution process.

Item 4.        MINE SAFETY DISCLOSURES

    None.
PART II.

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded under the symbol “ENSG” on the NASDAQ Global Select Market since our initial public offering on November 8, 2007. Prior to that time, there was no public market for our common stock. As of January 29, 2021, there were approximately 285 holders of record of our common stock.

Dividend Policy

We do not have a formal dividend policy, but we currently intend to continue to pay regular quarterly dividends to the holders of our common stock. We have been a dividend-paying company since 2002 and have increased our dividend every year for the last 18 years.

Issuer Repurchases of Equity Securities

Stock Repurchase Programs. As approved by the Board of Directors on March 4, 2020 and March 13, 2020, the Company entered into two stock repurchase programs pursuant to which the Company was authorized to repurchase up to $20.0 million and $5.0 million, respectively, of its common stock under the programs for a period of approximately 12 months. Under these programs, the Company was authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. During the first quarter of 2020, the Company repurchased 0.5 million and 0.2 million shares of its common stock for $20.0 million and $5.0 million, respectively. These repurchase programs expired upon the repurchase of the full authorized amount under the two plans.

As approved by the Board of Directors on August 26, 2019, we entered into a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months. Under this program, we are authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. During the year ended December 31, 2020, we repurchased 0.1 million shares of our common stock for a total of $6.4 million. The stock repurchase program expired on August 31, 2020.

A summary of the repurchase activity for the year ended December 31, 2020 is as follows (dollars in millions, except per share amounts):

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

We derived the selected consolidated statements of operations data for the years ended December 31, 2020, 2019 and 2018 and the selected consolidated balance sheets data as of December 31, 2020 and 2019 from our audited consolidated financial statements contained in Item 15., Exhibits, Financial Statements and Schedules of this Annual Report on Form 10-K. We derived the selected consolidated statements of operations data for the years ended December 31, 2017 and 2016 and the selected consolidated balance sheets data as of December 31, 2018, 2017 and 2016 from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected for future periods.

	Year Ended December 31,
	2020	2019(4)	2018(4)	2017(4)	2016(4)

	(In thousands, except per share data)
Revenue
Service revenue	$2,387,439	$2,031,266	$1,752,991	$1,598,159	$1,437,489
Rental revenue	15,157	5,258	1,610	167	150
Total revenue(1)	$2,402,596	$2,036,524	$1,754,601	$1,598,326	$1,437,639
Expense
Cost of services(1)	1,865,201	1,620,628	1,418,249	1,313,451	1,184,757
(Return of unclaimed class action settlement)/charges related to class action lawsuit	—	—	(1,664)	11,000	—
Losses/(gains) related to divestitures(2)	—	—	—	2,321	(11,225)
Rent—cost of services	129,926	124,789	117,676	111,980	106,134
General and administrative expense	129,743	110,873	90,563	74,120	64,087
Depreciation and amortization	54,571	51,054	44,864	42,268	36,069
Total expenses	2,179,441	1,907,344	1,669,688	1,555,140	1,379,822
Income from operations	223,155	129,180	84,913	43,186	57,817
Other income (expense):
Interest expense	(9,362)	(15,662)	(15,182)	(13,616)	(7,136)
Interest and other income	3,813	2,649	2,016	1,609	1,107
Other expense, net	(5,549)	(13,013)	(13,166)	(12,007)	(6,029)
Income before provision for income taxes	217,606	116,167	71,747	31,179	51,788
Provision for income taxes(3)	46,242	23,954	12,685	14,206	19,678
Net income from continuing operations	171,364	92,213	59,062	16,973	32,110
Net income from discontinued operations, net of tax	—	19,473	33,466	23,860	20,733
Net income	171,364	111,686	92,528	40,833	52,843
Less: Net income/(loss) attributable to noncontrolling interests in continuing operations	886	523	(431)	198	2,827
Net income attributable to noncontrolling interest in discontinued operations	—	629	595	160	26
Net income attributable to The Ensign Group, Inc.	$170,478	$110,534	$92,364	$40,475	$49,990
Amounts attributable to the The Ensign Group, Inc.:
Income from continuing operations attributable to The Ensign Group, Inc.	$170,478	$91,690	$59,493	$16,775	$29,283
Income from discontinued operations, net of income tax (4)	—	18,844	32,871	23,700	20,707
Net income attributable to The Ensign Group, Inc.	$170,478	$110,534	$92,364	$40,475	$49,990
Net income per share attributable to The Ensign Group, Inc.:
Basic:
Continuing operations	$3.19	$1.72	$1.14	$0.33	$0.58
Discontinued operations(4)	—	0.35	0.64	0.46	0.41
Basic income per share attributable to The Ensign Group, Inc.	$3.19	$2.07	$1.78	$0.79	$0.99
Diluted:
Continuing operations	$3.06	$1.64	$1.09	$0.32	$0.56
Discontinued operations(4)	—	0.33	0.61	0.45	0.40
Diluted income per share attributable to The Ensign Group, Inc.	$3.06	$1.97	$1.70	$0.77	$0.96
Weighted average common shares outstanding:
Basic	53,434	53,452	52,016	50,932	50,555
Diluted	55,787	55,981	54,397	52,829	52,133

	December 31,
	2020	2019(4)	2018(4)	2017(4)	2016(4)

	(In thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$236,562	$59,175	$31,083	$42,337	$57,706
Working capital	20,557	67,908	78,845	142,255	121,934
Total assets(5)	2,545,578	2,361,909	1,181,958	1,102,433	1,001,025
Long-term debt, less current maturities	112,544	325,217	233,135	302,990	275,486
Equity	818,227	656,144	602,340	500,059	460,495
Cash dividends declared per common share	$0.2025	$0.1925	$0.1825	$0.1725	$0.1625

(1) As a result of the adoption of Accounting Standard Codification (ASC) 606 in 2018, the majority of what was previously presented as bad debt expense in cost of services has been incorporated as an implicit price concession factored into the calculation of net revenue for fiscal year 2018. The comparative information in prior years has not been restated and continues to be reported under the accounting standards in effect for the period presented.

(2) In 2016, we completed the sale of 17 urgent care centers for an aggregate sale price of $41,492. As a result of the sale, we recognized a pretax gain of $19,160, which is included in operating income. The sale transactions did not meet the criteria of a discontinued operation as they did not represent a strategic shift that has or will have a major effect on our operations and financial results.

(3) 2017 includes the significant impact of the enactment of the Tax Cuts and Job Act (the Tax Act) discussed further in Note 14, Income Taxes, to the Consolidated Financial Statements. 2018 reflects a lower effective tax rate than the years prior to the enactment of the Tax Act. The Tax Act reduced the U.S. federal statutory tax rate from 35% to 21%.

(4) The selected financial table has been adjusted to reflect the impact of the Spin-Off for fiscal years 2016 through 2019, including the presentation of continuing and discontinued operations basis. Refer to Note 21, Spin-Off Of Subsidiaries in our Notes to Consolidated Financial Statements for additional information.

(5) The adoption of ASC 842 resulted in the recognition of right-of-use assets of $1,016 million and lease liabilities of $1,007 million on the consolidated balance sheet as of January 1, 2019. The comparative information in prior years has not been restated and continues to be reported under the accounting standards in effect for the period presented.

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Segment Income(1)
Transitional and skilled services	$327,812	$225,910	$175,552
Real estate(2)	$31,323	$17,479	$11,853

Non-GAAP Financial Measures:
Performance Metrics
EBITDA from continuing operations	$276,840	$179,711	$130,208
EBITDA total	$276,840	$206,594	$175,668

Adjusted EBITDA from continuing operations	$292,751	$195,645	$147,988
Adjusted EBITDA total	$292,751	$232,446	$195,615
FFO for real estate segment	$49,541	$32,675	$23,888

Valuation Metric
Adjusted EBITDAR	$422,577
(1) Segment income represents operating results of the reportable segments excluding gain and loss on sale of assets, impairment charges and provision for income taxes. Segment income is reconciled to the Consolidated Statement of Income in Note 7, Business Segments in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
(2) Real estate segment income includes rental revenue from Ensign affiliated tenants and related expenses.

The following discussion includes references to EBITDA, Adjusted EBITDA, Adjusted EBITDAR and Funds from Operations (FFO) which are non-GAAP financial measures (collectively, the Non-GAAP Financial Measures). Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other provisions of the Exchange Act, define and prescribe the conditions for use of certain non-GAAP financial information. These Non-GAAP Financial Measures are used in addition to and in conjunction with results presented in accordance with GAAP. These Non-GAAP Financial Measures should not be relied upon to the exclusion of GAAP financial measures. These Non-GAAP Financial Measures reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business.
We believe the presentation of certain Non-GAAP Financial Measures are useful to investors and other external users of our financial statements regarding our results of operations because:

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

We use the Non-GAAP Financial Measures:

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

We use certain Non-GAAP Financial Measures to compare the operating performance of each operation. These measures are useful in this regard because they do not include such costs as net interest expense, income taxes, depreciation and amortization expense, which may vary from period-to-period depending upon various factors, including the method used to finance operations, the amount of debt that we have incurred, whether an operation is owned or leased, the date of acquisition of a facility or business, and the tax law of the state in which a business unit operates.

We also establish compensation programs and bonuses for our leaders that are partially based upon the achievement of Adjusted EBITDAR targets.

Despite the importance of these measures in analyzing our underlying business, designing incentive compensation and for our goal setting, the Non-GAAP Financial Measures have no standardized meaning defined by GAAP. Therefore, certain of our Non-GAAP Financial Measures have limitations as analytical tools, and they should not be considered in isolation, or as a substitute for analysis of our results as reported in accordance with GAAP. Some of these limitations are:

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

Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•results related to closed operations and operations not at full capacity;
•results related to start-up operations;
•return of unclaimed class action settlement funds and charges related to the settlement of the class action lawsuit and insurance claims;
•stock-based compensation expense;
•expenses incurred in connection with the completed Spin-Off;
•gain on sale and impairment charges on fixed assets;
•impairment of intangible assets and goodwill;
•acquisition related costs;
•business interruption recoveries and losses;
•bonus accrual as a result of the Tax Act;
•operating results and gain on sale of urgent care centers; and
•costs incurred related to system implementation and professional service fee.

Funds from Operations
We consider FFO to be a useful supplemental measure of our real estate segment operating performance. Historical cost accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time as evidenced by the provision for depreciation. However, since real estate values have historically risen or fallen with market conditions, many real estate investors and analysts have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient. In response, the National Association of Real Estate Investment Trusts (NAREIT) created FFO as a supplemental measure of operating performance for REITs which excludes historical cost depreciation from net income. We define (in accordance with the definition used by NAREIT) FFO to mean net income attributable to common stockholders (NICS), computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of real estate and impairment of depreciable real estate assets and adding depreciation and amortization related to real estate to earnings.

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

The table below reconciles net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods presented:

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(In thousands)
Consolidated statements of income data:
Net income	$171,364	$111,686	$92,528	$40,833	$52,843
Less: net income (loss) attributable to noncontrolling interests in continuing operations	886	523	(431)	198	2,827
Less: net income from discontinued operations	—	19,473	33,466	23,860	20,733
Add: Interest expense, net	5,549	13,013	13,166	12,007	6,029
Provision for income taxes	46,242	23,954	12,685	14,206	19,678
Depreciation and amortization	54,571	51,054	44,864	42,268	36,069
EBITDA from continuing operations	276,840	179,711	130,208	85,256	91,059
EBITDA from discontinued operations(g)	—	26,883	45,460	40,143	36,617
EBITDA	$276,840	$206,594	$175,668	$125,399	$127,676

Stock-based compensation expense	14,524	11,322	8,367	7,755	7,237
Results related to closed operations and operations not at full capacity(a)	1,183	1,680	601	3,906	8,705
Acquisition related costs(b)	104	277	322	717	1,102
Impairment of goodwill and intangible assets	—	941	3,177	—	—
Spin-Off transaction costs(c)	—	464	—	—	—
Impairment charges to fixed assets, net of gain on sale(d)	—	329	4,632	—	—
(Earnings)/losses related to operations in the start-up phase(e)	—	—	(11,628)	(3,739)	3,696
(Return of unclaimed class action settlement)/charges related to the settlement of the class action lawsuit and insurance claims	—	—	(1,664)	11,177	4,924
Business interruption (recoveries) and losses related to Hurricane Harvey and California fires	—	—	(675)	1,242	—
Bonus accrual as a result of the Tax Act	—	—	—	3,100	—
Operating results and gain on sale of urgent care centers	—	—	—	—	(18,893)
Costs incurred related to system implementation and professional service fee(f)	—	—	—	80	1,148
Rent related to items above	100	921	14,648	16,305	12,449
Adjusted EBITDA from continuing operations	292,751	195,645	147,988	125,799	111,427
Adjusted EBITDA from discontinued operations(g)	—	36,801	47,627	43,477	38,671
Adjusted EBITDA	$292,751	$232,446	$195,615	$169,276	$150,098
Rent—cost of services	129,926	124,789	117,676	111,980	106,134
Less: rent related to items above	(100)	(921)	(14,648)	(16,305)	(12,449)
Adjusted rent from continuing operations	$129,826	$123,868	$103,028	$95,675	$93,685
Adjusted rent included in discontinued operations	—	17,283	20,805	19,939	18,447

Adjusted EBITDAR from continuing operations	$422,577

(a)    Represents results at closed operations and operations not at full capacity, including the fair value of continued obligation under the lease agreement and related closing expenses of $4.0 million and $7.9 million for the years ended December 31, 2017 and 2016, respectively. Included in the year ended December 31, 2017 results is the loss recovery of $1.3 million of certain losses related to a closed facility in 2016.
(b)    Costs incurred to acquire operations which are not capitalizable.
(c)    Costs incurred in connection with the completed Spin-Off Transaction costs incurred prior to Spin-Off date are included in discontinued operations as an adjustment.
(d)    Impairment charges, net of gain on sale, to fixed assets includes a gain recognized for the sale of land of $2.9 million, offset by impairment charges to fixed assets at two of our senior living operations and one of our skilled nursing operation of $3.2 million during the year ended December 31, 2019.
(e)    Represents results related to facilities currently in the start-up phase after construction was completed. This amount excludes rent, depreciation and interest expense.

(f)    Costs incurred related to systems implementation and professional fees associated with income tax credits, tax reform impact and adoption of the new revenue recognition standard.
(g) All adjustments included in the table below are presented within net income from discontinued operations, net of tax within the consolidated statements of income for the periods presented.

	Year Ended December 31,
	2019	2018	2017	2016
Net income from discontinued operations, net of tax	$19,473	$33,466	$23,860	$20,733
Less: net income attributable to noncontrolling interests in discontinued operations	629	595	160	26
Add: Interest and other income, net	(26)	(47)	—	—
Provision for income taxes	5,663	10,156	14,239	13,297
Depreciation and amortization	2,402	2,480	2,204	2,613
EBITDA from discontinued operations	$26,883	$45,460	$40,143	$36,617

Results related to closed operations	—	—	726	—
Losses related to operations in the start-up phase	377	128	478	154
Stock-based compensation expense	1,018	1,970	1,940	1,864
Spin-Off transaction costs	7,909	—	—	—
Acquisition related costs	603	39	—	—
Rent related to items above	11	30	190	36
Adjusted EBITDA from discontinued operations	$36,801	$47,627	$43,477	$38,671

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
Overview
We are a provider of health care services across the post-acute care continuum, engaged in the ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare-related properties, and other ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. Our operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, senior living and other ancillary services. As of December 31, 2020, we offered skilled nursing, senior living and rehabilitative care services through 228 skilled nursing and senior living facilities. Of the 228 facilities, we operated 164 facilities under long-term lease arrangements, and have options to purchase 11 of those 164 facilities. Our real estate portfolio includes 94 owned real estate properties, which included 64 facilities operated and managed by us, 31 senior living operations leased to and operated by Pennant as part of the Spin-Off, and the Service Center location. Of the 31 real estate operations leased to Pennant, two senior living operations are located on the same real estate properties as skilled nursing facilities that the Company owns and operates.

Ensign is a holding company with no direct operating assets, employees or revenues. Our operating subsidiaries are operated by separate, independent entities, each of which has its own management, employees and assets. In addition, certain of our wholly owned subsidiaries, referred to collectively as the Service Center, provide centralized accounting, payroll, human resources, information technology, legal, risk management and other centralized services to the other operating subsidiaries through contractual relationships with such subsidiaries. We also have a wholly-owned captive insurance subsidiary (or the Captive) that provides some claims-made coverage to our operating subsidiaries for general and professional liability, as well as coverage for certain workers’ compensation insurance liabilities. References herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar terms in this Annual Report on Form 10-K, are not meant to imply, nor should they be construed as meaning, that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the subsidiaries are operated by The Ensign Group.

Recent Activities
Coronavirus
The outbreak of COVID-19, which was declared a global pandemic by the World Health Organization (WHO) on March 11, 2020, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread, continues to spread and disrupt healthcare operations across the United States, including the markets in which we operate. The rapid spread of COVID-19 has led to the implementation of various responses, including federal, state and local government-imposed quarantines, shelter-in-place mandates, sweeping restrictions on travel, and substantial changes to selected protocol within the healthcare system across the United States. The extent to which COVID-19 impacts our operations will depend on future developments which continue to remain highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, additional or modified government actions, new information which may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19 or treat its impact, among others. In response to the pandemic, federal and state agencies have been evolving and in some cases, relaxing enforcement requirements, trending toward granting healthcare providers with flexibility to prioritize resident care over stringent adherence to regulatory compliance.
Our primary focus throughout the COVID-19 pandemic has remained ensuring the health and safety of our patients, residents, employees, and their respective families. We continue to implement measures necessary to provide the safest possible environment within our sites of service, taking into consideration the vulnerable nature of our patients and the unique exposure risks of our staff. The CDC has stated that older adults, such as our patients, are at a higher risk for serious illness and death from COVID-19 due to the higher prevalence of chronic medical conditions. In addition, our employees are at higher risk of contracting or spreading the disease when caring for patients due to the nature of the work environment. Consistent with CDC guidelines and recommendations applicable to nursing facilities, we implemented new infection control policies and practices to prevent the introduction of COVID-19 into our facilities and to control the spread of COVID-19 within communities. These changing guidelines include visitor policies, screening and testing employees and others permitted to enter the building, restricted communal dining and reducing or restricting activities programming and optional therapies. Upon confirmation of a positive COVID-19 exposure at a facility, we follow CDC and local healthcare guidance to minimize further exposure, which could include implementing personal protection protocols, restricting new admissions and cohorting and isolating patients. Due to the vulnerable nature of our patients, we continue to adhere to CDC infection prevention guidelines at our facilities, even as federal, state, and local stay-at-home and social distancing orders and recommendations have relaxed. Notwithstanding these protocols and our other response efforts, the virus will likely continue to be introduced to and transmitted within certain facilities due to the highly transmissible nature of the virus.
The full financial impact of COVID-19 will depend upon numerous factors, including the nature and duration of the COVID-19 pandemic (such as geographic concentration of virus, rate of spread, and duration), access and costs of staffing, testing and supplies availability and use of effective vaccines, legal and regulatory matters and stimulus funding and other measures intended to mitigate the clinical and financial harm of the pandemic and the spread of it in the communities we serve. While the operating environment for healthcare providers is continuously changing during this pandemic, the safety and well-being of our patients and employees remains our top priority.
Although the ultimate impact of the COVID-19 pandemic remains uncertain, we can offer the following observations regarding the impact of COVID-19 on our operations, as well as significant regulatory and legislative relief initiatives.
Occupancy
Prior to COVID-19, we were exhibiting consistent growth in our occupancy and skilled mix. However, following the widespread outbreak COVID-19 in the U.S., our operations have experienced declines in occupancy as a result of local government-imposed quarantines, including shelter-in-place mandates, sweeping restrictions on travel and substantial restrictions and changes to protocol within the healthcare system across the U.S., including temporary limitations on certain medical procedures, which limited the number of patients in the hospital that needed skilled nursing services.
The introduction of COVID-19 into our operations is typically contemporaneous with COVID-19's impact in each community in which we operate. Our operations are located in 13 states and range from metropolitan, suburban and rural communities. The prevalence of the virus varies dramatically by state, within the same state or within the same county. Accordingly, the impact on each of our operations has also varied widely.

Our first location to have a confirmed positive COVID-19 patient and staff member was in the state of Washington, which was one of the first states to have confirmed COVID-19 cases in the United States. Accordingly, our Washington locations were impacted beginning in mid-February. As the weeks continued, and as reported and confirmed cases of COVID-19 infections in the United States increased, we also began experiencing an impact on our revenues and expenses throughout the organization. As of December 31, 2020, 142 affiliated skilled nursing operations across 13 states had 2,189 confirmed COVID-19 patients in-house. Also, as of December 31, 2020, 39 operations had over 20 COVID-19 positive cases and 103 operations had less than 20 cases and 77 operations had no confirmed cases of COVID-19 in-house. The vast majority of COVID-19 positive patients at our operations have recovered. We have experienced increases in COVID-19 cases in our facilities in correlation with the trends occurring in the local community, that as the number of cases increases in the community overall, such as in parts of Texas, Arizona and California, those trends also impact skilled nursing operations in those areas. We have experienced and expect to continue to see new positive cases in our operations as the virus continues to impact each community, as testing mandates have been enacted and we enter into colder months in many of our markets. As the COVID-19 vaccines are available and administered throughout the country, we expect to see the decline in the spread of the virus.
Beginning in mid-February 2020 and continuing through the end of the year, we have seen a decrease in the number of patients due to a number of factors related to the spread of COVID-19, including lower overall patient flow into the acute-care setting. In response to the pandemic, many acute care hospitals took affirmative steps to prepare for an increase of COVID-19 and critical care patients and imposed admission restrictions due to the need to preserve personal protective equipment and a heightened anxiety among patients and caregivers regarding the risk of exposure to COVID-19. Occupancy was also impacted by decisions of our operating subsidiaries to limit new admissions into their operations due to the risks and uncertainties surrounding the potential spread of the virus by individuals that had either tested positive for COVID-19, were symptomatic of COVID-19 but had not yet been tested positive due to a shortage of tests, or that were asymptomatic of COVID-19, but had an unknown status and were potentially positive and contagious.
On March 13, 2020, President Trump issued a national emergency declaration in connection with the COVID-19 pandemic. Following the State of Emergency declarations, California was the first state to have a shelter-in-place order, which was subsequently followed by similar orders in the remaining states.
Starting in June 2020, as states began lifting stay-at-home restrictions, many of the communities in which we operate experienced an overall increase in COVID-19 cases. As the prevalence of COVID-19 increased in the communities we serve, we experienced an increase in COVID-19 cases in our operations, particularly those operations in Texas, Arizona and California. The increase in COVID-19 cases also has a direct impact on skilled nursing operations in those communities during the year, resulting in a decrease in occupancy and, in many cases, a higher skilled mix. During the year, combined Same Facilities and Transitioning Facilities occupancy declined by 8.3% and skilled mix increased by 7.1% as the pandemic worsened in many of of key states. We experienced the sharpest decline from March to May and remained relatively flat during June. As the number of COVID-19 cases increased during the summer, our occupancy experienced a modest decline. Towards the end of the summer and into October as the number of elective care/non-urgent procedures and surgeries normalized and the number of COVID-19 cases in the communities stabilized, we experienced an increase in our occupancy and skilled mix days.
As we entered into the cold weather and holiday periods during the fourth quarter, our census volume declined while our skilled mix days increased. Our census has recovered subsequent to the holiday periods. Specifically, during the first half of January, combined Same Facilities and Transitioning Facilities occupancy increased by approximately 1.6% and skilled mix increased by 5.7%. The number of admissions continued to progressively increase throughout the quarter, demonstrating that the flow of patients has improved as certain markets have begun to loosen restrictions on admissions and as the sentiment towards high quality post-acute care providers has continued to improve.
As COVID-19 has progressed and spread throughout the communities we serve, our local operations and caregivers have been serving higher acuity patients who have, or have been suspected of having COVID-19. The surge of COVID-19 positive patients, or patients suspected to have been exposed to COVID-19, has resulted in an increase in the number of patients requiring skilled services, which we are able to serve through skilled-in-place precautions and procedures. In addition, patients that are not COVID-19 positive or suspected to be COVID-19 positive but require skilled services and qualify to be cared for under the skilled-in-place precautions and procedures, have remained in our facilities instead of moving to the hospitals first. This not only allows hospitals to maintain open acute care beds for COVID-19 patients and other highly acute patients, but it also limits the risks involved with moving patients back and forth from one care setting to another. Accordingly, our skilled mix days have substantially recovered, reaching levels similar to pre-COVID-19.

Legislative and Regulatory Relief
In March 2020, the federal government began to undertake numerous legislative and regulatory initiatives designed to provide relief to the healthcare industry during the COVID-19 pandemic. These initiatives include:
•Temporary suspension of Medicare sequestration - The CARES Act temporarily suspended the automatic 2% reduction of Medicare claim reimbursements for the period of May 1, 2020 through March 31, 2021. The suspension of the Medicare sequestration increased our revenue by approximately $10.4 million during the year ended December 31, 2020. The magnitude of the positive impact will depend on the continued impact of the virus on our census and skilled mix through the remainder of the year.
•Relief funds for healthcare providers - The CARES Act also authorized the Department of Health and Human Services (HHS) to distribute relief fund grants to healthcare providers “to support healthcare-related expenses or lost revenue attributable to COVID-19”. HHS has made several rounds of automatic distributions to providers based upon a variety of factors. Providers have also been able to apply for additional funding. To keep the funds, HHS requires providers to submit an attestation accepting certain terms and conditions; providers who are unwilling to accept the terms must return the funds. Our operating subsidiaries began automatically receiving relief fund payments in April 2020.
In July 2020, HHS announced a new $5.0 billion Provider Relief Fund distribution to be used to protect residents of nursing homes and long-term care facilities from the impact of COVID-19. This funding will include four separate distributions. The two distributions which the Company has received funding under relate to (i) $2.5 billion of Nursing Home Infection Control Relief distributed to be used primarily for testing and (ii) distributions to skilled nursing facilities that pass two gateway qualification tests based upon a facility’s COVID-19 infection and mortality rates. To qualify, facilities must demonstrate COVID-19 infection rates below the rate of infection in the counties in which they are located and demonstrate mortality rates below nationally established performance thresholds for nursing home residents infected with COVID-19. Facilities that qualify during each of the monthly performance periods, running from September 2020 through December 2020, will be eligible for additional funds based upon their aggregate performance on these infection and mortality measures.
During the year, we received approximately $141.7 million in relief distributions from Provider Relief Funds. As of December 31, 2020, we have returned all such funds we received related to this distribution, however additional funding may continue to come. Subsequent to December 31, 2020, we received and returned another $5.1 million in funding.
For additional information, please see Note 3, COVID-19 Update in the Notes to Consolidated Financial Statements.
•Increase in State Funding - The Family First Coronavirus Response Act provides a 6.2% increase to Federal Medical Assistance Percentage (FMAP). The Act permits states to retroactively increase the Medicaid rates to January 1, 2020. Depending on the state, FMAP funding will terminate, either when the national emergency status is lifted, the end of the quarter when the national emergency status is lifted, or sometime between. In addition, increases in Medicaid rates can come from other areas of the state budgets outside of FMAP funding. During the year ended December 31, 2020, we recognized $45.4 million of state funding reimbursement relief. The temporary increase on the state relief funding and the timing of payments has and will continue to vary substantially dependent on the state.
•Temporary suspension of certain patient coverage criteria and documentation and care requirements - The CARES Act and a series of temporary waivers and guidance issued by CMS suspended various Medicare patient coverage criteria, as well as, certain documentation and care requirements. These accommodations are intended to ensure patients have adequate access to care notwithstanding the burdens placed on healthcare providers due to the COVID-19 pandemic. These regulatory actions have and will continue to contribute to an increase in census volumes and skilled mix, that may not otherwise occur. These waivers are effective March 1, 2020 through the end of the emergency declaration.

•Medicare Accelerated and Advance Payment Program - The CARES Act expands the Medicare Accelerated and Advance Payment Program to ensure providers and suppliers have the resources needed to combat the pandemic. Our operations began to receive advances in April 2020. We have retained $102.0 million through the Medicare Accelerated and Advance Payment Program through December 31, 2020. The repayment obligations associated with these payments begin one year from the date the accelerated or advance payment was issued, which is currently scheduled to start in April 2021. We also paid a portion of the funds back in July 2020. For further discussion, see Note 3, COVID-19 Update in the Notes to Consolidated Financial Statements.

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

Net revenue
Our net revenues for the year ended December 31, 2020 were impacted by COVID-19 as we experienced revenue loss due to a decline in occupancy, which was partially offset by our skilled mix changes and additional state funding. As part of the healthcare community, we have been actively participating in ensuring our patients receive necessary services. CMS has authorized these services through skilled-in-place programs. These programs are designed to allow skilled nursing operations to provide skilled services to higher acuity patients, while allowing hospitals to have increased capacity to care for critical care patients (including COVID-19 positive patients) and limiting the risks related to moving patients between care settings in the midst of a pandemic. In addition, the state relief funding has been designed to enhance the reimbursements to provide additional funding to cover COVID-19 related expenses in selected states. We recorded state relief revenue of $45.4 million for the year ended December 31, 2020, which correlates directly to the additional COVID-19 related expenses we incurred.
Operating Expenses
We have and continued to experience increased operating expenses during the period impacted by COVID-19 due to the higher utilization, cost and type of personal protective equipment, testing for COVID-19, as well as increased purchasing of other medical supplies and cleaning and sanitization materials. In addition, we have and expect to continue to have increases in labor costs on a per patient basis. In response, we have reduced spending on non-essential supplies, travel costs and all other discretionary items, slowing non-essential capital expenditure projects and temporarily instituted wage reductions and hiring freezes for non-clinical staff. The hiring freeze and wage reductions were lifted in June 2020.
Overall
The exact timing and pace of the recovery from the COVID-19 pandemic is uncertain given the impact of the pandemic on the overall U.S. and global economy. While we are uncertain as to the duration of our lower census due to the COVID-19 pandemic, we expect the adverse occupancy to recover as we see increases in hospital volumes and elective surgeries and as accessibility to the COVID-19 vaccines becomes more broad. Our forecasted metrics may be modified as the pace of the recovery in our volumes become clearer over the coming months.
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
Changes in Segments - In the fourth quarter of 2020, we began reporting the results of our real estate portfolio as a new segment due to our expanding real estate investment strategy. We now have two reportable segments: (i) transitional and skilled services and (ii) real estate. Corresponding items of segment information for prior periods have been recast to reflect the change of the Company’s segment structure.

Common Stock Repurchase Program - As approved by the Board of Directors on March 4, 2020 and March 13, 2020, respectively, we entered into two separate stock repurchase programs pursuant to which we were authorized to repurchase up to $20.0 million and $5.0 million, respectively, of our common stock under the programs for a period of approximately 12 months each. During the three months ended March 31, 2020, we repurchased 0.5 million and 0.2 million shares of our common stock for a total of $20.0 million and $5.0 million under the March 4, 2020 and March 13, 2020 repurchase programs, respectively. These repurchase programs expired upon the repurchase of the full authorized amount under the two plans. The stock repurchases were supported with funds from our ordinary operations and took place prior to the passage of The CARES Act, which was passed by Congress and signed into law by President Trump on March 27, 2020. Currently, we have no active repurchase plans and do not intend to approve another repurchase plan. As we enter a period of economic uncertainty, we are taking steps to manage our expenses and preserve our cash. We believe our current cash management strategy is appropriate at this time and will consider approving stock repurchase programs in the future after we gain additional visibility into our cash flows and how to best utilize those funds.
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

The following table summarizes our overall skilled mix from our skilled nursing services for the periods indicated as a percentage of our total skilled nursing routine revenue and as a percentage of total skilled nursing patient days:

	Year Ended December 31,
Skilled Mix:	2020	2019	2018

Days	31.7%	29.0%	29.5%
Revenue	53.1%	48.8%	49.6%
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

The following table summarizes our overall occupancy statistics for skilled nursing operations for the periods indicated:

	Year Ended December 31,
Occupancy for transitional and skilled services:	2020	2019	2018
Operational beds at end of period	23,172	22,625	19,615
Available patient days	8,392,147	7,560,687	6,984,685
Actual patient days	6,171,198	5,987,027	5,405,952
Occupancy percentage (based on operational beds)	73.5%	79.2%	77.4%
Segments
In the fourth quarter of fiscal year 2020, we began reporting the results of our real estate portfolio as a new segment as we continue to expand our real estate investment strategy. We now have two reportable segments: (1) transitional and skilled services, which includes the operation of skilled nursing facilities and rehabilitation therapy services and (2) real estate, which is comprised of properties owned by us and leased to skilled nursing and assisted living operations, including our own operating subsidiaries and third party operators, and are subject to triple-net long-term leases. Prior to this new segment structure, we had one reportable segment, transitional and skilled services.
We also reported an “all other” category that includes operating results from our senior living operations, mobile diagnostics, transportation and other ancillary operations. Our senior living, mobile diagnostics, transportation and other ancillary operations businesses are neither significant individually nor in aggregate and therefore do not constitute a reportable segment. Our Chief Executive Officer, who is our chief operating decision maker, or CODM, reviews financial information at the operating segment level. We have presented our segment results in this Annual Report on Form 10-K on a comparative basis to conform to the new segment structure.

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

Real Estate
We generate rental revenue primarily by leasing post-acute care properties we acquired to healthcare operators under triple-net lease arrangements, whereby the tenant is solely responsible for the costs related to the property, including property taxes, insurance, and maintenance and repair costs, subject to certain exceptions. As of December 31, 2020, our real estate portfolio was comprised of 94 real estate properties. Of these properties, 64 are leased to affiliated skilled nursing facilities wholly-owned and managed by us, 31 are leased to senior living operations wholly-owned and managed by Pennant, and our Service Center property, which is leased to our Service Center and numerous third parties for commercial office space. Of the 31 real estate operations leased to Pennant, two senior living operations are located on the same real estate properties as skilled nursing facilities that the Company owns and operates. During the year ended December 31, 2020, we generated rental revenues of $61.3 million, of which $46.1 million was derived from affiliated wholly-owned healthcare operators, and therefore eliminated in consolidation.

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

Primary Components of Expense

Cost of Services (exclusive of rent and depreciation and amortization shown separately). Our cost of services represents the costs of operating our operating subsidiaries, which primarily consists of payroll and related benefits, supplies, purchased services, and ancillary expenses such as the cost of pharmacy and therapy services provided to patients. Cost of services also includes the cost of general and professional liability insurance, rent expenses related to leasing our operational facilities that are not included in facility rent - cost of services, and other general cost of services with respect to our operations.
Facility Rent - Cost of Services. Rent - cost of services consists solely of base minimum rent amounts payable under lease agreements to third-party real estate owners. Our operating subsidiaries lease and operate but do not own the underlying real estate and these amounts do not include taxes, insurance, impounds, capital reserves or other charges payable under the applicable lease agreements. Expenses related to leasing our operations are included in cost of services.
General and Administrative Expense. General and administrative expense consists primarily of payroll and related benefits and travel expenses for our Service Center personnel, including training and other operational support. General and administrative expense also includes professional fees (including accounting and legal fees), costs relating to our information systems and stock-based compensation related to our Service Center employees.
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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). The preparation of these financial statements and related disclosures requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we review our judgments and estimates, including but not limited to those related to the variable considerations to arrive at the transaction price for revenue recognition, income taxes, intangible assets and loss contingencies. We base our estimates and judgments upon our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty, and actual results could differ materially from the amounts reported. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made. Refer to Note 2, Summary of Significant Accounting Policies, within the Notes to Consolidated Financial Statements for further information on our critical accounting estimates and policies, which are as follows:

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
Results of Operations
We believe we exist to dignify and transform post-acute care. We set out a strategy to achieve our goal of ensuring our patients are receiving the best possible care through our ability to acquire, integrate and improve our operations. Our results serve as a strong indicator that our strategy is working and our transformation is underway. Despite the sharp declines in our census beginning in late March 2020 as a result of the COVID-19 pandemic, we continued to experience healthy growth during fiscal year 2020, achieving record revenue and net income.
Our net revenue for the year ended December 31, 2020 continued to be impacted by COVID-19 as we experience revenue loss from a decline in occupancy which was offset by our skilled mix changes. To respond to the COVID-19 pandemic and ease the healthcare system burdens, CMS has waived existing regulatory requirements under the Emergency Waivers a series of temporary waivers and guidance issued by CMS, including a waiver of the requirement to have a three-day stay in a hospital to get Medicare coverage of a skilled nursing stay as well as the authorization of renewed skilled nursing facility coverage without having to start a new benefit period for certain beneficiaries who recently exhausted their skilled nursing facility benefits. As our communities experience surges of COVID-19 cases, our patients' needs have required the use of skilled care, resulting in an increase in Medicare Part A days. In addition, the state relief funding has been designed to enhance the reimbursements to provide additional funding to cover COVID-19 related expenses in selected states. For the year ended December 31, 2020, we recorded state relief revenue of $45.4 million, respectively, which directly offset against COVID-19 related expenses we incurred in those states. See Recent Activities for further information.
Since 2016, our total revenue increased $965.0 million, or 67.1%, representing a 13.7% compound annual growth rate (CAGR) while our diluted GAAP earning per share (EPS) from continued operations grew from $0.56 in the 2016 to $3.06, representing a 52.9% CAGR. Over the past year, we have continued to make progress on targeted initiatives, including our foundational structure of local operations that are the centers of excellence in the communities they serve. As part of this focus, we have been able to expand our relationships with doctors, hospitals and managed care plans. Revenue from our transitional and skilled services collectively increased by 18.3%. We have also strengthened our collection process and identified non-clinical areas where we can manage spending. These operational fundamentals coupled with the reduction of interest expense due to the deferral of payroll tax payments and cash generated from strong performance resulted in strong fiscal year performance.

The following table sets forth details of operating results for our revenue, expenses and earnings, and their respective components, as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Revenue:
Service revenue	99.4%	99.7%	99.9%
Rental revenue	0.6	0.3	0.1
Total revenue	100.0%	100.0%	100.0%
Expense:
Cost of services	77.6	79.6	80.8
Return of unclaimed class action settlement	—	—	(0.1)
Rent—cost of services	5.4	6.1	6.7
General and administrative expense	5.4	5.4	5.2
Depreciation and amortization	2.3	2.5	2.6
Total expenses	90.7	93.6	95.2
Income from operations	9.3	6.4	4.8
Other income (expense):
Interest expense	(0.4)	(0.8)	(0.9)
Interest and other income	0.2	0.1	0.1
Other expense, net	(0.2)	(0.7)	(0.8)
Income before provision for income taxes	9.1	5.7	4.0
Provision for income taxes	2.0	1.3	0.6
Net income from continuing operations	7.1	4.4	3.4
Net income from discontinued operations, net of tax	—	1.0	1.9
Net income	7.1	5.4	5.3
Less: net income attributable to noncontrolling interests in continuing operations	—	—	—
Net income attributable to noncontrolling interests in discontinued operations	—	—	—
Net income attributable to The Ensign Group, Inc.	7.1%	5.4%	5.3%

The following table sets forth details of operating results for our revenue and earnings, and their respective components, by our reportable segment for the periods indicated:

	Year Ended December 31, 2020
	Transitional and skilled services	Real estate	All Other	Eliminations	Consolidated
Total revenue	$2,288,182	$61,275	$99,257	$(46,118)	$2,402,596
Total expenses, including other expense, net	1,960,370	29,952	238,033	(46,118)	2,182,237
Segment income (loss)	327,812	31,323	(138,776)	—	220,359
Loss from sale of real estate and impairment charges					(2,753)
Income before provision for income taxes					$217,606

	Year Ended December 31, 2019
	Transitional and skilled services	Real estate	All Other	Eliminations	Consolidated
Total revenue	$1,934,243	$49,868	$97,023	$(44,610)	$2,036,524
Total expenses, including other expense, net	1,708,333	32,389	222,820	(44,610)	1,918,932
Segment income (loss)	225,910	17,479	(125,797)	—	117,592
Loss from sale of real estate and impairment charges					(1,425)
Income before provision for income taxes					$116,167

	Year Ended December 31, 2018
	Transitional and skilled services	Real estate	All Other	Eliminations	Consolidated

Total revenue	$1,678,849	$40,177	$74,142	$(38,567)	$1,754,601
Total expenses, including other expense, net	1,503,297	28,324	180,753	(38,567)	1,673,807
Segment income (loss)	175,552	11,853	(106,611)	—	80,794
Loss from sale of real estate and impairment charges					(9,047)
Income before provision for income taxes					$71,747

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Transitional and Skilled Services Segment

Revenue

The following table presents the transitional and skilled services revenue and key performance metrics by category during the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Change	% Change

Total Facility Results:	(Dollars in thousands)
Transitional and skilled revenue	$2,288,182	1,934,243	$353,939	18.3%
Number of facilities at period end	195	190	5	2.6%
Number of campuses at period end*	24	23	1	4.3%
Actual patient days	6,171,198	5,987,027	184,171	3.1%
Occupancy percentage — Operational beds	73.5%	79.2%		(5.7)%
Skilled mix by nursing days	31.7%	29.0%		2.7%
Skilled mix by nursing revenue	53.1%	48.8%		4.3%

	Year Ended December 31,
	2020	2019	Change	% Change

Same Facility Results(1):	(Dollars in thousands)
Transitional and skilled revenue	$1,787,138	$1,650,515	$136,623	8.3%
Number of facilities at period end	152	152	—	—%
Number of campuses at period end*	15	15	—	—%
Actual patient days	4,711,983	5,036,697	(324,714)	(6.4)%
Occupancy percentage — Operational beds	74.1%	79.7%		(5.6)%
Skilled mix by nursing days	33.6%	30.4%		3.2%
Skilled mix by nursing revenue	55.4%	50.7%		4.7%

	Year Ended December 31,
	2020	2019	Change	% Change

Transitioning Facility Results(2):	(Dollars in thousands)
Transitional and skilled revenue	$208,657	$185,895	$22,762	12.2%
Number of facilities at period end	16	16	—	—%
Number of campuses at period end*	4	4	—	—%
Actual patient days	602,072	617,091	(15,019)	(2.4)%
Occupancy percentage — Operational beds	76.8%	79.5%		(2.7)%
Skilled mix by nursing days	25.9%	22.2%		3.7%
Skilled mix by nursing revenue	43.1%	37.6%		5.5%

	Year Ended December 31,
	2020	2019	Change	% Change

Recently Acquired Facility Results(3):	(Dollars in thousands)
Transitional and skilled revenue	$292,387	$88,818	$203,569	NM
Number of facilities at period end	27	22	5	NM
Number of campuses at period end*	5	4	1	NM
Actual patient days	857,143	303,700	553,443	NM
Occupancy percentage — Operational beds	68.5%	72.0%		NM
Skilled mix by nursing days	25.0%	21.4%		NM
Skilled mix by nursing revenue	46.3%	39.3%		NM

	Year Ended December 31,
	2020	2019	Change	% Change

	(Dollars in thousands)
Facility Closed Results(4):
Skilled nursing revenue	$—	$9,015	$(9,015)	NM
Actual patient days	—	29,539	(29,539)	NM
Occupancy percentage — Operational beds	—%	65.2%		NM
Skilled mix by nursing days	—%	17.0%		NM
Skilled mix by nursing revenue	—%	36.6%		NM
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
(4)Facility Closed results represents closed operations during the year ended December 31, 2019, which were excluded from Same Facilities results for the year ended December 31, 2019 and 2020 for comparison purposes.

Transitional and skilled services revenue increased $353.9 million, or 18.3%, compared to the year ended December 31, 2019. Of the $353.9 million increase, Medicare and managed care revenue increased $244.1 million, or 28.7%, Medicaid custodial revenue increased $97.1 million, or 12.3%, Medicaid skilled revenue increased $17.0 million, or 12.8% and private revenue decreased $4.3 million, or 2.6%.

The increase in revenue was primarily driven by strong performance across our transitional and skilled services operations. We experienced the impact of COVID-19 during the last three quarters of 2020, which negatively impacted our census. Our occupancy decreased by 5.7% compared to the same period in the prior year. The decline is offset by the increase in skilled mix days due to a shift toward high acuity patients.

Revenue in our Same Facilities increased $136.6 million, or 8.3%. The impact of COVID-19 resulted in a decrease in occupancy of 5.6%. The decline in our occupancy is mainly in our non-skilled patient days, which was partially offset by the shift toward high acuity patients. Our skilled days increased by 3.7%, coupled with an increase in our skilled revenue daily rate of 10.6%, resulted in an increase in skilled mix revenue of $118.6 million, or 14.7%.

We continued to experience decreased Medicaid custodial and private patient days census related to COVID-19 throughout 2020. Our Medicaid census decreased by 9.5%, but was offset by an increase in our Medicaid daily rate of 6.4% as a result of our successful participation in the quality improvement programs and the supplemental programs in various states. In addition, total revenue for Same Facilities included $35.3 million of Medicaid revenue related to the state relief funding.

Revenue generated by our Transitioning Facilities increased $22.8 million, or 12.2%, primarily due to increases in our daily rate and skilled mix days compared to the year ended December 31, 2019, demonstrating our ability to transition these healthcare operations that were acquired two and three years ago. In addition, we experienced a shift toward higher acuity patients, as demonstrated by increased census in all skilled payors. Our skilled days increased by 13.4%, coupled with an increase from our skilled mix revenue daily rate of 9.6%.

Transitional and skilled services revenue generated by Recently Acquired Facilities increased by approximately $203.6 million compared to the year ended December 31, 2019. We acquired six operations between January 1, 2020 and December 31, 2020 across three states. The increase in revenue is also due to the remaining 26 acquired facilities continuing to build out their clinical operations and develop strong relationships.
In the future, if we acquire additional facilities that are underperforming and need to be turned around or invest in start-up operations, we expect to see lower occupancy rates and skilled mix, and these metrics are expected to vary from period to period based upon the maturity of the facilities within our portfolio. Historically, we have generally experienced lower occupancy rates and lower skilled mix at Recently Acquired Facilities and therefore, we anticipate generally lower overall occupancy during years of growth.
The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate (1):

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Skilled Nursing Average Daily Revenue Rates:
Medicare	$669.76	$612.60	$594.20	$543.30	$649.45	$631.27	$660.78	$607.24
Managed care	495.41	461.77	470.38	427.88	478.66	433.97	491.53	458.26
Other skilled	534.00	495.83	505.73	468.21	346.56	339.08	525.51	490.93
Total skilled revenue	584.60	528.36	536.37	489.17	578.94	523.86	580.14	525.41
Medicaid	240.05	225.57	248.99	234.52	224.75	222.20	238.62	226.43
Private and other payors	232.70	225.67	236.41	222.00	215.02	208.68	230.52	223.97
Total skilled nursing revenue	$355.20	$317.87	$321.53	$289.10	$312.08	$285.23	$345.92	$313.11
(1) These rates exclude state relief revenue we recognized and include sequestration reversal of 2%.

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 9.3% and 9.4%, respectively, compared to the year ended December 31, 2019. Revenue for the year ended December 31, 2020 includes results of eight months of the temporary suspension of the 2% Medicare sequestration, which started on May 1, 2020 and will continue through March 31, 2021. In addition, our new payment model, PDPM, became effective on October 1, 2019.

Our average Medicaid rates increased 5.4% from 2019 to 2020 due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states.

Payor Sources as a Percentage of Skilled Nursing Services. We use our skilled mix as a measure of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods.

The following tables set forth our percentage of skilled nursing patient revenue and days by payor source(1):

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Percentage of Skilled Nursing Revenue:
Medicare	30.1%	23.6%	24.1%	20.7%	32.6%	23.9%	29.8%	23.4%
Managed care	16.7	18.8	14.9	13.3	12.3	12.9	16.0	17.9
Other skilled	8.6	8.3	4.1	3.6	1.4	2.5	7.3	7.5
Skilled mix	55.4	50.7	43.1	37.6	46.3	39.3	53.1	48.8
Private and other payors	6.7	8.0	10.5	11.8	8.1	8.5	7.3	8.5
Medicaid	37.9	41.3	46.4	50.6	45.6	52.2	39.6	42.7
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) The revenue mix exclude state relief revenue we recognized.

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Percentage of Skilled Nursing Days:
Medicare	15.9%	12.2%	13.0%	11.0%	15.7%	10.8%	15.6%	12.0%
Managed care	12.0	12.9	10.2	9.0	8.0	8.5	11.2	12.2
Other skilled	5.7	5.3	2.7	2.2	1.3	2.1	4.9	4.8
Skilled mix	33.6	30.4	25.9	22.2	25.0	21.4	31.7	29.0
Private and other payors	10.4	11.7	14.1	15.3	11.7	11.6	10.9	12.1
Medicaid	56.0	57.9	60.0	62.5	63.3	67.0	57.4	58.9
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services

The following table sets forth total cost of services for our transitional and skilled services segment for the periods indicated (dollars in thousands):

	Year Ended December 31,		Change
	2020	2019	$	%

Cost of service	$1,770,336	$1,533,321	$237,015	15.5%
Revenue percentage	77.4%	79.3%		(1.9)%

Cost of services related to our transitional and skilled services segment increased $237.0 million, or 15.5%, due primarily to additional costs at new acquisitions, which accounted for $144.0 million of the increase. Cost of services as a percentage of revenue decreased to 77.4% from 79.3%, a decrease of 1.9%. We experienced an increase in expenses on a per patient day basis related to COVID-19, including wages, supplies and additional ancillary costs. These increases were offset with better collections and lower purchased services expenses.

Real Estate Segment

	Year Ended December 31,		Change
	2020	2019	$	%

Rental revenue generated from third-party tenants	$15,157	$5,258	$9,899	188.3%
Rental revenue generated from Ensign affiliated operations	46,118	44,610	1,508	3.4
Total rental revenue	$61,275	$49,868	$11,407	22.9%
Segment income	31,323	17,479	13,844	79.2
Depreciation and amortization	18,218	15,196	3,022	19.9
FFO	$49,541	$32,675	$16,866	51.6%

Rental revenue. Our rental revenue, including revenue generated from our affiliated facilities, increased by $9.9 million, or 188.3% to $15.2 million, compared to the year ended December 31, 2019. The increase in revenue is attributable to a full year of rental income from Pennant in the current fiscal year compared to three months of rental income received in 2019 as the Spin-Off was effective on October 1, 2019.

FFO. Our FFO increased $16.9 million, or 51.6% to $49.5 million, compared to the year ended December 31, 2019. The increase in FFO is primarily related to the increase in rental revenue and the decrease in interest expense.

All Other Service Revenue

Our other revenue increased by $2.2 million, or 2.3% to $99.3 million, compared to the year ended December 31, 2019. Other revenue for 2020 includes senior living revenue of $47.9 million and revenue from other ancillary services of $51.4 million. The increase in other revenue is primarily due to acquisitions of facilities.

Consolidated Financial Expenses

Rent — cost of services. Our rent — cost of services as a percentage of total revenue decreased by 0.7% to 5.4%, primarily due to our recent acquisitions including real estate assets, coupled with the growth in revenue outpacing the increase in rent expense.
General and administrative expense. General and administrative expense increased $18.9 million or 17.0%, to $129.7 million. This increase was primarily due to increases in wages and benefits due to COVID-19, enhanced performance and growth. General and administrative expense remained consistent at 5.4%, as a percentage of revenue.
Depreciation and amortization. Depreciation and amortization expense increased $3.5 million, or 6.9%, to $54.6 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations. Depreciation and amortization decreased 0.2%, to 2.3%, as a percentage of revenue.
Other expense, net. Other expense, net as a percentage of revenue decreased by 0.5%, to 0.2%. Other expense primarily includes interest expense related to borrowings under our Credit Facility. Interest expense also decreased as we were able to generate increased cash from strong operational performance coupled with the deferred tax programs, allowing us to reduce the amount outstanding on our Credit Facility.
Provision for income taxes.  Our effective tax rate was 21.3% for the year ended December 31, 2020, compared to 20.6% for the same period in 2019. The higher effective tax rate was due to lower tax benefits from stock compensation, offset by higher tax expense from non-deductible compensation. See Note 14, Income Taxes, in the Notes to Consolidated Financial Statements for further discussion.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Transitional and Skilled Services

The following table presents the transitional and skilled services revenue and key performance metrics by category during the year ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	Change	% Change

	(Dollars in thousands)
Total Facility Results:
Transitional and skilled revenue	$1,934,243	$1,678,849	$255,394	15.2%
Number of facilities at period end	190	168	22	13.1%
Number of campuses at period end*	23	19	4	21.1%
Actual patient days	5,987,027	5,405,952	581,075	10.7%
Occupancy percentage — Operational beds	79.2%	77.4%		1.8%
Skilled mix by nursing days	29.0%	29.5%		(0.5)%
Skilled mix by nursing revenue	48.8%	49.6%		(0.8)%

	Year Ended December 31,
	2019	2018	Change	% Change

	(Dollars in thousands)
Same Facility Results(1):
Transitional and skilled revenue	$1,410,491	$1,307,719	$102,772	7.9%
Number of facilities at period end	131	131	—	—%
Number of campuses at period end*	9	9	—	—%
Actual patient days	4,199,374	4,070,122	129,252	3.2%
Occupancy percentage — Operational beds	80.3%	78.2%		2.1%
Skilled mix by nursing days	31.1%	31.2%		(0.1)%
Skilled mix by nursing revenue	51.2%	51.1%		0.1%

	Year Ended December 31,
	2019	2018	Change	% Change

	(Dollars in thousands)
Transitioning Facility Results(2):
Transitional and skilled revenue	$364,167	$330,795	$33,372	10.1%
Number of facilities at period end	33	33	—	—%
Number of campuses at period end*	7	7	—	—%
Actual patient days	1,247,573	1,201,138	46,435	3.9%
Occupancy percentage — Operational beds	78.1%	75.3%		2.8%
Skilled mix by nursing days	25.5%	25.2%		0.3%
Skilled mix by nursing revenue	44.9%	45.2%		(0.3)%

	Year Ended December 31,
	2019	2018	Change	% Change

	(Dollars in thousands)
Recently Acquired Facility Results(3):
Transitional and skilled revenue	$149,995	$28,580	$121,415	NM
Number of facilities at period end	26	4	22	NM
Number of campuses at period end*	7	3	4	NM
Actual patient days	510,541	95,034	415,507	NM
Occupancy percentage — Operational beds	74.0%	73.9%		NM
Skilled mix by nursing days	20.9%	20.5%		NM
Skilled mix by nursing revenue	36.4%	33.4%		NM

	Year Ended December 31,
	2019	2018	Change	% Change

	(Dollars in thousands)
Facility Closed Results(4):
Skilled nursing revenue	$9,590	$11,755	$(2,165)	NM
Actual patient days	29,539	39,658	(10,119)	NM
Occupancy percentage — Operational beds	65.2%	72.9%		NM
Skilled mix by nursing days	17.0%	16.1%		NM
Skilled mix by nursing revenue	34.4%	33.4%		NM
* Campus represents a facility that offers both skilled nursing and senior living services. Revenue and expenses related to skilled nursing and senior living services have been allocated and recorded in the respective operating segment.
(1)Same Facility results represent all facilities purchased prior to January 1, 2016.
(2)Transitioning Facility results represent all facilities purchased from January 1, 2016 to December 31, 2017.
(3)Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2018.
(4)Facility Closed results represents closed operations during the year ended December 31, 2019, which were excluded from Same Facilities results for the year ended December 31, 2019 and 2018 for comparison purposes.

Transitional and skilled services revenue increased $255.4 million, or 15.2% compared to the fiscal year ended 2018. Of the $255.4 million increase, Medicaid custodial revenue increased $111.1 million, or 16.4%, Medicare and managed care revenue increased $112.0 million, or 15.2%, Medicaid skilled revenue increased $15.2 million, or 12.9%, and private and other revenue increased $17.1 million, or 11.9%.

Revenue in our Same Facilities increased $102.8 million, or 7.9%. Our diligent efforts to strengthen our partnership with various managed care organizations, hospitals and the local communities in which we operate increased our occupancy by 2.1% to 80.3%. We continued to see a shift in higher patient acuity. These two factors increased our skilled mix revenue by $45.0 million, or 6.9%.

•Medicare revenue, including our Part B, increased $26.2 million: Medicare daily rate grew by 4.6% and patient days grew by 0.3%. We continued to focus on higher acuity Medicare patient, which is demonstrated by sub-acute patient day growth of 9.0%.
•Managed care revenue grew by $19.5 million: patient days grew by 5.2% and managed care daily rate grew by 3.0%.
•Other skilled revenue increased $10.7 million: patient days grew by 4.2% and revenue daily rate grew by 4.5%.

We continue to grow revenue with our Medicaid plans. Our Medicaid revenue, excluding Medicaid-skilled revenue, increased by $38.1 million, primarily driven by an increase in Medicaid days. We also experienced an increase in Medicaid daily rate of 3.1% as a result of our successful participation in the quality improvement programs and the supplemental programs in various states.

Revenue generated by our Transitioning Facilities increased $33.4 million, or 10.1%, primarily due to increases of 3.9% in both total patient days and revenue daily rate. Strong occupancy growth from 2.8% to 78.1% demonstrates our ability to transition these healthcare operations that were acquired two and three years ago.

•Managed care revenue increased $10.1 million: managed care days grew by 13.1% and managed care daily rate grew by 2.3%.
•Medicare revenue increased $7.3 million: Medicare daily rate grew by 4.2%.

•Medicaid revenue, excluding Medicaid-skilled revenue, increased $12.7 million: Medicaid days grew by 4.1% and Medicaid daily rate grew by 5.6%,

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
Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 4.6% and 4.2%, respectively. The increase was attributable to the 2.4% net market basket increase that became effective in October 2019 coupled with the continuous shift towards higher acuity patients. In addition, our new payment model (PDPM) became effective on October 1, 2019.
Our average Medicaid rates increased 3.7% from 2018 to 2019 due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states.

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

Cost of Services

The following table sets forth total cost of services for our transitional and skilled services segment for the periods indicated (dollars in thousands):

	Year Ended December 31,		Change
	2019	2018	$	%

Cost of service	$1,533,321	$1,344,255	$189,066	14.1%
Revenue percentage	79.3%	80.1%		(0.8)%

Our revenue growth of 15.2% surpassed our increase in cost of services of 14.1%, which demonstrates that we are able to manage our expenses. Cost of services related to our transitional and skilled services segment increased $189.1 million, or 14.1%, due primarily to additional costs at Recently Acquired Facilities, which accounted for $98.1 million of the increase. Cost of services as a percentage of revenue decreased to 79.3% from 80.1%, a decrease of 0.8%. We experienced improvements in collection efforts and operations, all of which were able to leverage off of our higher occupancies.

Real Estate

	Year Ended December 31,		Change
	2019	2018	$	%

Rental revenue generated from third-party tenants	$5,258	$1,610	$3,648	226.6%
Rental revenue generated from Ensign affiliated operations	44,610	38,567	6,043	15.7
Total rental revenue	$49,868	$40,177	$9,691	24.1%
Segment income	17,479	11,853	5,626	47.5
Depreciation and amortization	15,196	12,035	3,161	26.3
FFO	$32,675	$23,888	$8,787	36.8%

Rental revenue. Our rental revenue increased $3.6 million, or 226.6% to $5.3 million, compared to the year ended December 31, 2018. The increase was mainly due rental income received from Pennant during the fourth quarter in 2019, as a result of our Spin-Off completed on October 1, 2019.

FFO. Our FFO increased $8.8 million, or 36.8% to $32.7 million, compared to the year ended December 31, 2018. The increase in FFO is primarily related to the increase in rental revenue offset by an increase in interest expense to support our real estate acquisitions.

All Other Service Revenue
Our other revenue increased $22.9 million, or 30.9% to $97.0 million, compared to fiscal year ended 2018. The increase in revenue is due to organic growth and acquisitions. Other revenue for 2019 includes senior living revenue of $40.0 million and revenue from other ancillary services of $57.0 million.

Consolidated Financial Expenses
Rent — cost of services. Our rent — cost of services as a percentage of total revenue decreased by 0.6%, to 6.1%, primarily due to our recent acquisitions including real estate assets, coupled with the growth in revenue outpacing the increase in rent expense.
General and administrative expense. Our general and administrative expense as a percentage of revenue increased by 0.2%, to 5.4%, primarily due to increases in wages to support growth and in incentives due to operational improvements.
Depreciation and amortization. Depreciation and amortization expense increased $6.2 million, or 13.8%, to $51.1 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations. Depreciation and amortization decreased 0.1%, to 2.5%, as a percentage of revenue.

Other expense, net. Other expense, net as a percentage of revenue decreased by 0.1%, to 0.7%. Other expense primarily includes interest expense related to borrowings under our Credit Facility.
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

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our Credit Facility. Our liquidity as of December 31, 2020 is impacted by cash generated from strong operational performance and deferred payment of the employer portion of social security taxes through the end of 2020.
Historically, we have primarily financed the majority of our acquisitions through the financing of our operating subsidiaries through mortgages, our Credit Facility, and cash generated from operations. Cash paid to fund acquisitions was $11.0 million, $154.8 million and $91.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. Total capital expenditures for property and equipment were $50.3 million, $71.5 million and $50.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. We currently have approximately $65.0 million budgeted for renovation projects for 2021. We believe our current cash balances, our cash flow from operations and the amounts available under our Credit Facility will be sufficient to cover our operating needs for at least the next 12 months.

We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of December 31, 2020 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of December 31, 2020, we held debt security investments of approximately $45.6 million, which were split between AA, A and BBB rated securities. We believe our debt security investments that were in an unrealized loss position as of December 31, 2020 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date, including the recent developments related to COVID-19, that would indicate any other-than-temporary impairment.

As mentioned above, one of our primary source of cash is generated from our ongoing operations. Our positive cash flows have supported our business and have allowed us to pay regular dividends to our stockholders. We currently anticipate that existing cash and total investments as of December 31, 2020, along with projected operating cash flows and available financing, will support our normal business operations for the foreseeable future. Given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 pandemic, we will continue to evaluate the nature and extent of the impact to our business and financial position.

The following table presents selected data on our continuing operations from our consolidated statement of cash flows for the periods presented:

	Year Ended December 31,
	2020	2019	2018

Net cash provided by/(used in):	(In thousands)
Continuing operating activities	$373,351	$168,927	$170,152
Continuing investing activities	(58,666)	(224,030)	(141,340)
Continuing financing activities	(137,298)	83,278	(70,345)
Net (decrease)/increase in cash and cash equivalents from discontinued operations	—	(83)	30,279
Net increase/(decrease) in cash and cash equivalents	177,387	28,092	(11,254)
Cash and cash equivalents beginning of period, including cash of discontinued operations	59,175	31,083	42,337
Cash and cash equivalents end of period, including cash of discontinued operations	236,562	59,175	31,083
Less cash of discontinued operations at end of period	—	—	41
Cash and cash equivalents at end of period	$236,562	$59,175	$31,042

Operating Activities
Cash provided by continuing operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities.
For 2020 compared to 2019, the $204.4 million increase in cash provided by continuing operating activities for the year ended December 31, 2020 was primarily due to higher net income and changes in working capital in 2020 compared to 2019. Changes in working capital was driven by deferred payment of the employer portion of social security taxes, strong accounts receivable collections, timing of accrued expenses and accrued wages and related liabilities.
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
The decrease in cash used in continuing investing activities for the year ended December 31, 2020 compared to the same period in 2019 of $165.4 million was primarily due to a decrease in cash used for acquisitions, net of escrow deposits, of $143.8 million coupled with a decrease in capital expenditures of $21.2 million.
The increase in cash used in continuing investing activities in 2019 compared to 2018 of $82.7 million was primarily due to an increase in cash used for acquisitions, net of escrow deposits, of $62.9 million and an increase in capital expenditure spending by $20.6 million.
Financing Activities
Financing cash flows consist primarily of repurchases of common stock, payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, net proceeds from the Medicare Accelerated and Advance Payment Program, net and sale of shares of common stock through employee equity incentive plans.

The decrease in cash provided by continuing financing activities for the year ended December 31, 2020 compared to the same period in 2019 of $220.6 million was primarily due to a net debt repayment of $212.5 million in 2020 compared to a net borrowing of $83.3 million in the same period in 2019. Additionally, during the first quarter of 2020 we repurchased $25.0 million of common stock and during 2019 we repurchased $6.4 million. Both repurchases were under our authorized common stock repurchase programs. The decreases are offset by net proceeds received under the Medicare Accelerated and Advance Payment Program of $102.0 million.

The increase in cash provided by continuing financing activities in 2019 compared to 2018 by $153.6 million was primarily due to net borrowing of $83.3 million in 2019 compared to a net repayment of $69.9 million in 2018. We also received $11.6 million of dividend from Pennant in connection with the Spin-Off, which was used to repay third party debt. During 2019, we repurchased $6.4 million of common stock under our authorized common stock repurchase program. We did not have any repurchases of common stock in 2018.

Contractual Obligations, Commitments and Contingencies and Capital Expenditures

Total long-term debt obligations, net of debt discount, outstanding as of the end of each fiscal year were as follows:

	December 31,
	2020	2019	2018	2017	2016

	(In thousands)
Credit facilities and term loans	$—	$210,000	$123,125	$190,625	$270,125
Mortgage loan and promissory notes	117,806	120,350	122,955	125,394	14,032
Total	$117,806	$330,350	$246,080	$316,019	$284,157

Significant contractual obligations as of December 31, 2020 were as follows, including the future periods in which payments are expected:

	2021	2022	2023	2024	2025	Thereafter	Total

	(In thousands)
Operating lease obligations	$128,251	$128,107	$126,371	$125,400	$125,301	$1,040,860	$1,674,290
Long-term debt obligations	2,802	2,906	3,016	3,128	3,245	102,551	117,648
Interest payments on long-term debt	3,940	3,837	3,725	3,613	3,499	49,212	67,826
Total	$134,993	$134,850	$133,112	$132,141	$132,045	$1,192,623	$1,859,764
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

Mortgage Loans and Promissory Notes

As of December 31, 2020, 19 of our subsidiaries are under mortgage loans insured with HUD for an aggregate amount of $113.9 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear fixed interest rates range of 2.6% to 3.5% per annum. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. For the majority of the loans, the prepayment fee is 10% during the first three years and is reduced by 3% in the fourth year of the loan, and reduced by 1% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The term of the mortgage loans are 25 to 35-years.

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
Operating Leases
During the fiscal year of 2020, 164 of our facilities are under long-term lease arrangements, of which 88 of the operations are under nine triple-net Master Leases and one stand-alone lease with CareTrust REIT, Inc. (CareTrust). The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each master lease, our individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%. At our option, we can extend the Master Leases for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease. Additionally, four of the 89 facilities leased from CareTrust include an option to purchase that we can exercise starting on December 1, 2024.
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

Off-Balance Sheet Arrangements

During the year ended December 31, 2020, we increased our outstanding letters of credit by $2.2 million. As of December 31, 2020, we had approximately $7.6 million on our Credit Facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are exposed to risks associated with market changes in interest rates through our borrowing arrangements and investments. Our Credit Facility exposes us to variability in interest payments due to changes in LIBOR interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our mortgages and promissory notes require principal and interest payments through maturity pursuant to amortization schedules.

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
As of December 31, 2020, there was no outstanding debt under our Credit Facility. We have outstanding indebtedness under mortgage loans insured with Department of Housing and Urban Development (HUD) and two promissory notes to third parties of $117.8 million all of which are at fixed interest rates.

Our cash and cash equivalents as of December 31, 2020 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of December 31, 2020, we held debt security investments of approximately $45.6 million which were split between AA, A, and BBB rated securities. We believe our debt security investments that were in an unrealized loss position as of December 31, 2020 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date, including the recent developments related to COVID-19, that would indicate any other-than-temporary impairment. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of December 31, 2020 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

LIBOR Phase Out. LIBOR is currently expected to be phased out in 2021. We are required to pay interest on borrowings under our Credit Facility at floating rates based on LIBOR. Future debt that we may incur may also require that we pay interest based upon LIBOR. We currently expect that the determination of interest under our credit agreement would be revised as provided under the agreement or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR for similar types of loans. Despite our current expectations, we cannot be sure that, if LIBOR is phased out or transitioned, the changes to the determination of interest under our agreement would approximate the current calculation in accordance with LIBOR. We do not know what standard, if any, will replace LIBOR if it is phased out or transitioned.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Data (Unaudited)

The following table presents our unaudited quarterly consolidated results of operations for each of the eight quarters in the two-year period ended December 31, 2020. Upon the completed Spin-Off on October 1, 2019, Pennant's historical financial results for periods prior to the Spin-Off were reflected in our consolidated financial statements as discontinued operations for all periods presented below. The unaudited quarterly consolidated information has been derived from our unaudited quarterly financial statements on Forms 10-Q, which were prepared on the same basis as our audited consolidated financial statements. You should read the following table presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2020	2020	2020	2020	2019	2019	2019	2019

	(In thousands, except per share data)
Revenue	$629,029	$599,255	$584,699	$589,613	$560,191	$512,109	$492,916	$471,308
Cost of services	493,823	465,108	451,749	454,521	443,382	410,516	394,741	371,989
Total expenses	573,170	544,186	529,265	532,820	520,498	481,310	464,177	441,359
Income from operations	55,859	55,069	55,434	56,793	39,693	30,799	28,739	29,949
Net income from continuing operations	46,162	43,313	40,688	41,201	27,326	22,538	20,784	21,565
Net income from discontinued operations	—	—	—	—	—	5,290	8,141	6,042
Net income	46,162	43,313	40,688	41,201	27,326	27,828	28,925	27,607
Net (loss)/income attributable to noncontrolling interests in continuing operations	(159)	253	440	352	(68)	390	116	85
Net income attributable to noncontrolling interests in discontinued operations	—	—	—	—	—	279	200	150
Net income attributable to The Ensign Group, Inc.	$46,321	$43,060	$40,248	$40,849	$27,394	$27,159	$28,609	$27,372
Net income from continuing operations attributable to the Ensign Group, Inc.	$46,321	$43,060	$40,248	$40,849	$27,394	$22,148	$20,668	$21,480
Net income from discontinued operations	—	—	—	—	—	5,011	7,941	5,892
Net income per share attributable to The Ensign Group, Inc.	$46,321	$43,060	$40,248	$40,849	$27,394	$27,159	$28,609	$27,372
Basic:
Continuing operations	$0.86	$0.81	$0.76	$0.76	$0.51	$0.41	$0.39	$0.41
Discontinued operations	—	—	—	—	—	0.09	0.15	0.11
Basic income per share attributable to The Ensign Group, Inc.	$0.86	$0.81	$0.76	$0.76	$0.51	$0.50	$0.54	$0.52
Diluted:
Continuing operations	$0.82	$0.77	$0.73	$0.73	$0.49	$0.39	$0.37	$0.39
Discontinued operations	—	—	—	—	—	0.09	0.14	0.10
Diluted income per share attributable to The Ensign Group, Inc.	$0.82	$0.77	$0.73	$0.73	$0.49	$0.48	$0.51	$0.49
Weighted average common shares outstanding:
Basic	53,835	53,328	53,094	53,475	53,397	53,941	53,408	53,081
Diluted	56,307	55,713	55,181	55,796	55,760	56,364	56,078	55,698
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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

Item 9A. CONTROLS AND PROCEDURES

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). As a result of this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued an audit report, included herein, on the effectiveness of our internal control over financial reporting. Their report is set forth below.

(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, that occurred during the fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
The Ensign Group, Inc.
San Juan Capistrano, California

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Ensign Group, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2020 of the Company and our report dated February 3, 2021, expressed an unqualified opinion on those financial statements.

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

Costa Mesa, California February 3, 2021

Item 9B. OTHER INFORMATION

    None.

PART III.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders.

We have adopted a code of ethics and business conduct that applies to all employees, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), and employees of our subsidiaries, as well as each member of our Board of Directors. The code of ethics and business conduct is available on our website at www.ensigngroup.net under the Investor Relations section. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on our website, at the address specified above.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders.

PART IV.

 Item 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

The following documents are filed as a part of this report:

(a) (1) Financial Statements:

The Financial Statements described in Part II. Item 8 and beginning on page 102 are filed as part of this Annual Report on Form 10-K.

(a) (3) Exhibits:  The following exhibits are filed or furnished with or incorporated by reference this Annual Report on Form 10-K.

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
2.1	Separation and Distribution Agreement, dated as of May 23, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc.	8-K	001-33757	2.1	6/5/2014
2.2	Master Separation Agreement, dated as of October 1, 2019, by and between The Ensign Group, Inc. and The Pennant Group, Inc.	8-K	001-33757	2.1	10/1/2019

Exhibit				File	Exhibit	Filing	Filed
No.		Exhibit Description*	Form	No.	No.	Date	Herewith
3.1		Fifth Amended and Restated Certificate of Incorporation of The Ensign Group, Inc., filed with the Delaware Secretary of State on November 15, 2007	10-Q	001-33757	3.1	12/21/2007
3.2		Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of The Ensign Group, Inc., filed with the Delaware Secretary of State on February 4, 2020	10-K	001-33757	3.2	2/5/2020
3.3		Amendment to the Amended and Restated Bylaws, dated August 5, 2014	8-K	001-33757	3.2	8/8/2014
3.4		Amended and Restated Bylaws of The Ensign Group, Inc.	10-Q	001-33757	3.2	12/21/2007
3.5		Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on November 7, 2013	8-K	001-33757	3.1	11/7/2013
3.6		Certificate of Elimination of Series A Junior Participating Preferred Stock	8-K	001-33757	3.1	6/5/2014
4.1		Description of the Common stock of The Ensign Group, Inc.	10-K	001-33757	4.1	2/5/2020
4.2		Specimen common stock certificate	S-1	333-142897	4.1	10/5/2007
10.1	+	The Ensign Group, Inc. 2001 Stock Option, Deferred Stock and Restricted Stock Plan, form of Stock Option Grant Notice for Executive Officers and Directors, stock option agreement and form of restricted stock agreement for Executive Officers and Directors	S-1	333-142897	10.1	7/26/2007
10.2	+	The Ensign Group, Inc. 2005 Stock Incentive Plan, form of Nonqualified Stock Option Award for Executive Officers and Directors, and form of restricted stock agreement for Executive Officers and Directors	S-1	333-142897	10.2	7/26/2007
10.3	+	The Ensign Group, Inc. 2007 Omnibus Incentive Plan	S-1	333-142897	10.3	10/5/2007
10.4	+	Amendment to The Ensign Group, Inc. 2007 Omnibus Incentive Plan	8-K	001-33757	99.2	7/28/2009
10.5	+	Form of 2007 Omnibus Incentive Plan Notice of Grant of Stock Options; and form of Non-Incentive Stock Option Award Terms and Conditions	S-1	333-142797	10.4	10/5/2007
10.6	+	Form of 2007 Omnibus Incentive Plan Restricted Stock Agreement	S-1	333-142897	10.5	10/5/2007
10.7	+	Form of Indemnification Agreement entered into between The Ensign Group, Inc. and its directors, officers and certain key employees	S-1	333-142897	10.6	10/5/2007
10.8		Fourth Amended and Restated Loan Agreement, dated as of November 10, 2009, by and among certain subsidiaries of The Ensign Group, Inc. as Borrowers, and General Electric Capital Corporation as Agent and Lender	8-K	001-33757	10.1	11/17/2009
10.9		Consolidated, Amended and Restated Promissory Note, dated as of December 29, 2006, in the original principal amount of $64,692,111.67, by certain subsidiaries of The Ensign Group, Inc. in favor of General Electric Capital Corporation	S-1	333-142897	10.8	7/26/2007
10.10		Third Amended and Restated Guaranty of Payment and Performance, dated as of December 29, 2006, by The Ensign Group, Inc. as Guarantor and General Electric Capital Corporation as Agent and Lender, under which Guarantor guarantees the payment and performance of the obligations of certain of Guarantor's subsidiaries under the Third Amended and Restated Loan Agreement	S-1	333-142897	10.9	7/26/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.11	Form of Amended and Restated Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of June 30, 2006 (filed against Desert Terrace Nursing Center, Desert Sky Nursing Home, Highland Manor Health and Rehabilitation Center and North Mountain Medical and Rehabilitation Center), by and among Terrace Holdings AZ LLC, Sky Holdings AZ LLC, Ensign Highland LLC and Valley Health Holdings LLC as Grantors, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary and Schedule of Material Differences therein	S-1	333-142897	10.10	7/26/2007
10.12	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of June 30, 2006 (filed against Park Manor), by and among Plaza Health Holdings LLC as Grantor, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary	S-1	333-142897	10.11	7/26/2007
10.13	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of June 30, 2006 (filed against Catalina Care and Rehabilitation Center), by and among Rillito Holdings LLC as Grantor, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary	S-1	333-142897	10.12	7/26/2007
10.14	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of October 16, 2006 (filed against Park View Gardens at Montgomery), by and among Mountainview Communitycare LLC as Grantor, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary	S-1	333-142897	10.13	7/26/2007
10.15	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of October 16, 2006 (filed against Sabino Canyon Rehabilitation and Care Center), by and among Meadowbrook Health Associates LLC as Grantor, Chicago Title Insurance Company as Trustee and General Electric Capital Corporation as Beneficiary	S-1	333-142897	10.14	7/26/2007
10.16	Form of Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of December 29, 2006 (filed against Upland Care and Rehabilitation Center and Camarillo Care Center), by and among Cedar Avenue Holdings LLC and Granada Investments LLC as Grantors, Chicago Title Insurance Company as Trustee and General Electric Capital Corporation as Beneficiary and Schedule of Material Differences therein	S-1	333-142897	10.15	7/26/2007
10.17	Form of First Amendment to (Amended and Restated) Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement, dated as of December 29, 2006 (filed against Desert Terrace Nursing Center, Desert Sky Nursing Home, Highland Manor Health and Rehabilitation Center, North Mountain Medical and Rehabilitation Center, Catalina Care and Rehabilitation Center, Park Manor, Park View Gardens at Montgomery, Sabino Canyon Rehabilitation and Care Center), by and among Terrace Holdings AZ LLC, Sky Holdings AZ LLC, Ensign Highland LLC, Valley Health Holdings LLC, Rillito Holdings LLC, Plaza Health Holdings LLC, Mountainview Communitycare LLC and Meadowbrook Health Associates LLC as Grantors, Chicago Title Insurance Company as Trustee, and General Electric Capital Corporation as Beneficiary and Schedule of Material Differences therein	S-1	333-142897	10.16	7/26/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.18	Amended and Restated Loan and Security Agreement, dated as of March 25, 2004, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Agent and Lender	S-1	333-142897	10.19	5/14/2007
10.19	Amendment No. 1, dated as of December 3, 2004, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Lender	S-1	333-142897	10.20	5/14/2007
10.20	Second Amended and Restated Revolving Credit Note, dated as of December 3, 2004, in the original principal amount of $20,000,000, by The Ensign Group, Inc. and certain of its subsidiaries in favor of General Electric Capital Corporation	S-1	333-142897	10.19	7/26/2007
10.21	Amendment No. 2, dated as of March 25, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower, and General Electric Capital Corporation as Lender	S-1	333-142897	10.22	5/14/2007
10.22	Amendment No. 3, dated as of June 22, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrower and General Electric Capital Corporation as Lender	S-1	333-142897	10.21	7/26/2007
10.23	Amendment No. 4, dated as of August 1, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	S-1	333-142897	10.42	8/17/2007
10.24	Amendment No. 5, dated September 13, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	S-1	333-142897	10.43	10/5/2007
10.25	Revolving Credit Note, dated as of September 13, 2007, in the original principal amount of $5,000,000 by The Ensign Group, Inc. and certain of its subsidiaries in favor of General Electric Capital Corporation	S-1	333-142897	10.44	10/5/2007
10.26	Commitment Letter, dated October 3, 2007, from General Electric Capital Corporation to The Ensign Group, Inc., setting forth the general terms and conditions of the proposed amendment to the revolving credit facility, which will increase the available credit thereunder to $50.0 million	S-1	333-142897	10.46	10/5/2007
10.27	Amendment No. 6, dated November 19, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	11/21/2007
10.28	Amendment No. 7, dated December 21, 2007, to the Amended and Restated Loan and Security Agreement, by and among The Ensign Group, Inc. and certain of its subsidiaries as Borrowers and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	12/27/2007
10.29	Amendment No. 1 and Joinder Agreement to Second Amended and Restated Loan and Security Agreement, by certain subsidiaries of The Ensign Group, Inc. as Borrower and General Electric Capital Corporation as Lender	8-K	001-33757	10.1	2/9/2009
10.30	Second Amended and Restated Revolving Credit Note, dated February 4, 2009, by certain subsidiaries of The Ensign Group, Inc. as Borrowers for the benefit of General Electric Capital Corporation as Lender	8-K	001-33757	10.2	2/9/2009

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.31	Amended and Restated Revolving Credit Note, dated February 21, 2008, by certain subsidiaries of The Ensign Group, Inc. as Borrowers for the benefit of General Electric Capital Corporation as Lender	8-K	001-33757	10.2	2/27/2008
10.32	Ensign Guaranty, dated February 21, 2008, between The Ensign Group, Inc. as Guarantor and General Electric Capital Corporation as Lender	8-K	001-33757	10.3	2/27/2008
10.33	Holding Company Guaranty, dated February 21, 2008, by and among The Ensign Group, Inc. and certain of its subsidiaries as Guarantors and General Electric Capital Corporation as Lender	8-K	001-33757	10.4	2/27/2008
10.34	Pacific Care Center Loan Agreement, dated as of August 6, 1998, by and between G&L Hoquiam, LLC as Borrower and GMAC Commercial Mortgage Corporation as Lender (later assumed by Cherry Health Holdings, Inc. as Borrower and Wells Fargo Bank, N.A. as Lender)	S-1	333-142897	10.23	5/14/2007
10.35	Deed of Trust and Security Agreement, dated as of August 6, 1998, by and among G&L Hoquiam, LLC as Grantor, Ticor Title Insurance Company as Trustee and GMAC Commercial Mortgage Corporation as Beneficiary	S-1	333-142897	10.24	7/26/2007
10.36	Promissory Note, dated as of August 6, 1998, in the original principal amount of $2,475,000, by G&L Hoquiam, LLC in favor of GMAC Commercial Mortgage Corporation	S-1	333-142897	10.25	7/26/2007
10.37	Loan Assumption Agreement, by and among G&L Hoquiam, LLC as Prior Owner; G&L Realty Partnership, L.P. as Prior Guarantor; Cherry Health Holdings, Inc. as Borrower; and Wells Fargo Bank, N.A., the Trustee for GMAC Commercial Mortgage Securities, Inc., as Lender	S-1	333-142897	10.26	5/14/2007
10.38	Exceptions to Nonrecourse Guaranty, dated as of October 2006, by The Ensign Group, Inc. as Guarantor and Wells Fargo Bank, N.A. as Trustee for GMAC Commercial Mortgage Securities, Inc., under which Guarantor guarantees full and prompt payment of all amounts due and owing by Cherry Health Holdings, Inc. under the Promissory Note	S-1	333-142897	10.22	7/26/2007
10.39	Deed of Trust with Assignment of Rents, dated as of January 30, 2001, by and among Ensign Southland LLC as Trustor, Brian E. Callahan as Trustee and Continental Wingate Associates, Inc. as Beneficiary	S-1	333-142897	10.27	7/26/2007
10.40	Deed of Trust Note, dated as of January 30, 2001, in the original principal amount of $7,455,100, by Ensign Southland, LLC in favor of Continental Wingate Associates, Inc.	S-1	333-142897	10.28	5/14/2007
10.41	Security Agreement, dated as of January 30, 2001, by and between Ensign Southland, LLC and Continental Wingate Associates, Inc.	S-1	333-142897	10.29	5/14/2007
10.42	Master Lease Agreement, dated July 3, 2003, between Adipiscor LLC as Lessee and LTC Partners VI, L.P., Coronado Corporation and Park Villa Corporation collectively as Lessor	S-1	333-142897	10.30	5/14/2007
10.43	Lease Guaranty, dated July 3, 2003, between The Ensign Group, Inc. as Guarantor and LTC Partners VI, L.P., Coronado Corporation and Park Villa Corporation collectively as Lessor, under which Guarantor guarantees the payment and performance of Adipiscor LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.31	5/14/2007
10.44	Master Lease Agreement, dated September 30, 2003, between Permunitum LLC as Lessee, Vista Woods Health Associates LLC, City Heights Health Associates LLC, and Claremont Foothills Health Associates LLC as Sublessees, and OHI Asset (CA), LLC as Lessor	S-1	333-142897	10.32	5/14/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.45	Lease Guaranty, dated September 30, 2003, between The Ensign Group, Inc. as Guarantor and OHI Asset (CA), LLC as Lessor, under which Guarantor guarantees the payment and performance of Permunitum LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.33	5/14/2007
10.46	Lease Guaranty, dated September 30, 2003, between Vista Woods Health Associates LLC, City Heights Health Associates LLC and Claremont Foothills Health Associates LLC as Guarantors and OHI Asset (CA), LLC as Lessor, under which Guarantors guarantee the payment and performance of Permunitum LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.34	5/14/2007
10.47	Master Lease Agreement, dated January 31, 2003, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.35	5/14/2007
10.48	Lease Guaranty, between The Ensign Group, Inc. as Guarantor and Healthcare Property Investors, Inc. as Owner, under which Guarantor guarantees the payment and performance of Moenium Holdings LLC's obligations under the Master Lease Agreement	S-1	333-142897	10.36	5/14/2007
10.49	First Amendment to Master Lease Agreement, dated May 27, 2003, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.37	5/14/2007
10.50	Second Amendment to Master Lease Agreement, dated October 31. 2004, between Moenium Holdings LLC as Lessee and Healthcare Property Investors, Inc., d/b/a in the State of Arizona as HC Properties, Inc., and Healthcare Investors III collectively as Lessor	S-1	333-142897	10.38	5/14/2007
10.51	Lease Agreement, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant; and Guaranty of Lease, dated August 2, 2003, by The Ensign Group, Inc. as Guarantor in favor of Landlord, under which Guarantor guarantees Tenant's obligations under the Lease Agreement	S-1	333-142897	10.39	5/14/2007
10.52	First Amendment to Lease Agreement dated January 15, 2004, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant	S-1	333-142897	10.40	5/14/2007
10.53	Second Amendment to Lease Agreement dated December 13, 2007, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant; and Reaffirmation of Guaranty of Lease, dated December 13, 2007, by The Ensign Group, Inc. as Guarantor in favor of Landlord, under which Guarantor reaffirms its guaranty of Tenants obligations under the Lease Agreement	10-K	001-33757	10.52	3/6/2008
10.54	Third Amendment to Lease Agreement dated February 21, 2008, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant	10-K	001-33757	10.54	2/17/2010
10.55	Fourth Amendment to Lease Agreement dated July 15, 2009, by and between Mission Ridge Associates LLC as Landlord and Ensign Facility Services, Inc. as Tenant	10-K	001-33757	10.55	2/17/2010
10.56	Form of Independent Consulting and Centralized Services Agreement between Ensign Facility Services, Inc. and certain of its subsidiaries	S-1	333-142897	10.41	5/14/2007
10.57	Form of Health Insurance Benefit Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Medicare program	S-1	333-142897	10.48	10/19/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.58	Form of Medi-Cal Provider Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the California Medicaid program	S-1	333-142897	10.49	10/19/2007
10.59	Form of Provider Participation Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Arizona Medicaid program	S-1	333-142897	10.50	10/19/2007
10.60	Form of Contract to Provide Nursing Facility Services under the Texas Medical Assistance Program pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Texas Medicaid program	S-1	333-142897	10.51	10/19/2007
10.61	Form of Client Service Contract pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Washington Medicaid program	S-1	333-142897	10.52	10/19/2007
10.62	Form of Provider Agreement for Medicaid and UMAP pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Utah Medicaid program	S-1	333-142897	10.53	10/19/2007
10.63	Form of Medicaid Provider Agreement pursuant to which a subsidiary of The Ensign Group, Inc. participates in the Idaho Medicaid program	S-1	333-142897	10.54	10/19/2007
10.64	Six Project Promissory Note dated as of November 10, 2009, in the original principal amount of $40,000,000, by certain subsidiaries of the Ensign Group, Inc. in favor of General Electric Capital Corporation	8-K	001-33757	10.2	11/17/2009
10.65	Note, dated December 31, 2010 by certain subsidiaries of the Company.	8-K	001-33757	10.1	1/6/2011
10.66	Revolving Credit and Term Loan Agreement, dated as of July 15, 2011, among the Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, now known as Truist, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	8-K	001-33757	10.1	7/19/2011
10.67	Commercial Deeds of Trust, Security Agreements, Assignment of Leases and Rents and Future Filing, dated as of February 17, 2012, made by certain subsidiaries of the Company for the benefit of RBS Asset Finance, Inc. 8-K.	8-K	001-33757	10.1	2/22/2012
10.68	First Amendment to Revolving Credit and Term Loan Agreement, dated as of October 27, 2011, among The Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, now known as Truist, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	10-K	001-33757	10.70	2/13/2013
10.69	Second Amendment to Revolving Credit and Term Loan Agreement, dated as of April 30, 2012, among The Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, now known as Truist, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	10-K	001-33757	10.71	2/13/2013
10.70	Third Amendment to Revolving Credit and Term Loan Agreement, dated as of February 1, 2013, among The Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto (the "Lenders") and SunTrust Bank, now known as Truist, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	8-K	001-33757	10.1	2/6/2013

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.71	Fourth Amendment to Revolving Credit and Term Loan Agreement, dated as of April 16, 2013, among the Ensign Group, Inc. and the several banks and other financial institutions and lenders from time to time party thereto(the "Lenders") and SunTrust Bank, now known as Truist, in its capacity as administrative agent for the Lenders, as issuing bank and as swingline lender.	8-K	001-33757	10.1	4/22/2013
10.72	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and The Ensign Group, Inc. dated October 1, 2013.	10-K	001-33757	10.74	2/13/2014
10.73	Settlement agreement dated October 1, 2013, entered into among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General ("OIG-HHS") of the Department of Health and Human Services ("HHS") (collectively the "United States") and the Company.	8-K	001-33757	10.75	5/8/2014
10.74	Form of Master Lease by and among certain subsidiaries of The Ensign Group, Inc. and certain subsidiaries of CareTrust REIT, Inc.	8-K	001-33757	10.1	6/5/2014
10.75	Form of Guaranty of Master Lease by The Ensign Group, Inc. in favor of certain subsidiaries of CareTrust REIT, Inc., as landlords under the Master Leases	8-K	001-33757	10.2	6/5/2014
10.76	Opportunities Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc.	8-K	001-33757	10.3	6/5/2014
10.77	Transition Services Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc.	8-K	001-33757	10.4	6/5/2014
10.78	Tax Matters Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc.	8-K	001-33757	10.5	6/5/2014
10.79	Employee Matters Agreement, dated as of May 30, 2014, by and between The Ensign Group, Inc. and CareTrust REIT, Inc.	8-K	001-33757	10.6	6/5/2014
10.80	Contribution Agreement, dated as of May 30, 2014, by and among CTR Partnership L.P., CareTrust GP, LLC, CareTrust REIT, Inc. and The Ensign Group, Inc.	8-K	001-33757	10.7	6/5/2014
10.81	Credit Agreement, dated as of May 30, 2014, by and among The Ensign Group, Inc., SunTrust Bank, now known as Truist, as administrative agent, and the lenders party thereto	8-K	001-33757	10.8	6/5/2014
10.82	Amended and Restated Credit Agreement as of February 5, 2016, by and among The Ensign Group, Inc., SunTrust Bank, now known as Truist, as administrative agent, and the lenders party thereto	8-K	001-33757	10.1	2/8/2016
10.83	Second Amended Credit Agreement as of July 19, 2016, by and among The Ensign Group, Inc., SunTrust Bank, now known as Truist, as administrative agent, and the lenders party thereto	8-K	001-33757	10.1	7/25/2016
10.84	Cornerstone Healthcare, Inc. 2016 Omnibus Incentive	10-Q	001-33757	10.2	8/1/2016
10.85	Cornerstone Healthcare, Inc. Stockholders Agreement	10-Q	001-33757	10.3	8/1/2016
10.86	The Ensign Group, Inc. 2017 Omnibus Incentive Plan	DEF 14A	001-33757	A	4/13/2017
10.87	Form of 2017 Omnibus Incentive Plan Notice of Grant of Stock Options; and form of Non-Incentive Stock Option Award Terms and Conditions	10-K	001-33757	10.87	2/8/2018
10.88	Form of 2017 Omnibus Incentive Plan Restricted Stock Agreement	10-K	001-33757	10.88	2/8/2018

Exhibit				File	Exhibit	Filing	Filed
No.		Exhibit Description*	Form	No.	No.	Date	Herewith
10.89		Form of U.S. Department of Housing and Urban Development Healthcare Facility Note and schedule of individual subsidiary loans, by and among The Ensign Group, Inc.'s subsidiaries listed therein and U.S. Department of Housing and Urban Development	8-K	001-33757	10.1	1/3/2018
10.90		Form of U.S. Department of Housing and Urban Development Security Instrument/Mortgage/Deed of Trust	8-K	001-33757	10.2	1/3/2018
10.91		Transition Services Agreement, dated as of October 1, 2019, by and between The Ensign Group, Inc. and The Pennant Group, Inc	8-K	001-33757	10.1	10/1/2019
10.92		Tax Matters Agreement, dated as of October 1, 2019, by and between The Ensign Group, Inc. and The Pennant Group, Inc.	8-K	001-33757	10.2	10/1/2019
10.93		Employee Matters Agreement, dated as of October 1, 2019, by and between The Ensign Group, Inc. and The Pennant Group, Inc.	8-K	001-33757	10.3	10/1/2019
10.94		Third Amended and Restated Credit Agreement, dated as of October 1, 2019, by and among The Ensign Group, Inc., SunTrust Bank, now known as Truist, as administrative agent, and the lenders party thereto	8-K	001-33757	10.4	10/1/2019
10.95		Lease Agreement, dated as of October 1, 2019, by and between The Ensign Group, Inc. and The Pennant Group, Inc.	8-K	001-33757	10.5	10/1/2019
10.96	+	The Ensign Services, Inc. Deferred Compensation Plan					X
10.97	+	First Amendment to The Ensign Services, Inc. Deferred Compensation Plan					X
21.1		Subsidiaries of The Ensign Group, Inc., as amended					X
23.1		Consent of Deloitte & Touche LLP					X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101		Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulations S-T)
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+		Indicates management contract or compensatory plan.
*		Documents not filed herewith are incorporated by reference to the prior filings identified in the table above.

Item 16. FORM 10-K SUMMARY
Not applicable

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ENSIGN GROUP, INC.

February 3, 2021	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer and Executive Vice President (Principal Financial Officer and Accounting Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY R. PORT	Chief Executive Officer, President and Director (principal executive officer)	February 3, 2021
Barry R. Port

/s/ SUZANNE D. SNAPPER	Chief Financial Officer and Executive Vice President (principal financial officer and accounting officer and duly authorized officer)	February 3, 2021
Suzanne D. Snapper

/s/ ROY E. CHRISTENSEN	Chairman Emeritus	February 3, 2021
Roy E. Christensen

/s/ CHRISTOPHER R. CHRISTENSEN	Executive Chairman and Chairman of the Board	February 3, 2021
Christopher R. Christensen

/s/ ANN S. BLOUIN	Director	February 3, 2021
Ann S. Blouin

/s/ SWATI B. ABBOTT	Director	February 3, 2021
Swati B. Abbott

/s/ DAREN J. SHAW	Director	February 3, 2021
Daren J. Shaw

/s/ LEE A. DANIELS	Director	February 3, 2021
Lee A. Daniels

/s/ BARRY M. SMITH	Director	February 3, 2021
Barry M. Smith

THE ENSIGN GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
The Ensign Group, Inc.
San Juan Capistrano, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Ensign Group, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 3, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Self-Insurance Liabilities (General and Professional Liability Claims) - Refer to Notes 2 and 18 to the financial statements

Critical Audit Matter Description

The Company's self-insurance liabilities for general and professional liability claims totaled $60.9 million at December 31, 2020. The Company develops information about the size of the ultimate claims based on historical experience, current industry information, and actuarial analysis.

The determination of case reserves for known general and professional liability claims, which is used in developing the actuarial estimated liability, is highly subjective. Given the significant judgments in estimating the case reserves for known claims, we have determined the reserve for general and professional liabilities to be a critical audit matter. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management estimates of case reserves for known claims.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures relating to management’s judgment regarding the estimation of the reserve for general and professional liability claims included the following, among others:

•We tested the effectiveness of controls over the reserve for general and professional liabilities, including those over the determination of the case reserves for known claims.

•We obtained an understanding of the factors considered and assumptions made by management and the actuaries in developing the estimate of the general and professional liability reserves, the sources of data relevant to these factors and assumptions and the procedures used to obtain the data, and the methods used to calculate the estimate.

•We performed a retrospective review in which we compared the current portion of the total liability at the end of the prior year with what was actually paid in the current year in order to assess the ability of the Company to forecast the timing of reserve payouts.

•We tested known case reserves by making selections and obtaining the associated notice of claim and settlement support (if applicable), as well as inquiring with the Company as to the nature of each case reserve selection and the judgment rationale for the established reserve amount. Additionally, we selected external legal counsel and inquired about open cases handled by each legal firm, and agreed those cases are appropriately included in the claims data.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 3, 2021

We have served as the Company's auditor since 1999.

THE ENSIGN GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019

	(In thousands, except par values)
Assets
Current assets:
Cash and cash equivalents	$236,562	$59,175
Accounts receivable—less allowance for doubtful accounts of $8,718 and $2,472 at December 31, 2020 and 2019, respectively	305,062	308,985
Investments—current	13,449	17,754
Prepaid income taxes	1,224	739
Prepaid expenses and other current assets	26,659	24,428
Total current assets	582,956	411,081
Property and equipment, net	778,244	767,565
Right-of-use assets	1,025,510	1,046,901
Insurance subsidiary deposits and investments	32,105	30,571
Escrow deposits	100	14,050
Deferred tax assets	32,424	4,615
Restricted and other assets	33,155	26,207
Intangible assets, net	2,899	3,382
Goodwill	54,469	54,469
Other indefinite-lived intangibles	3,716	3,068
Total assets	$2,545,578	$2,361,909
Liabilities and equity
Current liabilities:
Accounts payable	$50,901	$44,973
Accrued wages and related liabilities (Note 3)	236,614	151,009
Lease liabilities—current	48,187	44,964
Accrued self-insurance liabilities—current	34,396	29,252
Advance payment liabilities (Note 3)	102,023	—
Other accrued liabilities	87,318	70,273
Current maturities of long-term debt	2,960	2,702
Total current liabilities	562,399	343,173
Long-term debt—less current maturities	112,544	325,217
Long-term lease liabilities—less current portion	950,320	973,983
Accrued self-insurance liabilities—less current portion	62,402	58,114
Other long-term liabilities (Note 3)	39,686	5,278
Total liabilities	1,727,351	1,705,765

Commitments and contingencies (Notes 15, 17 and 20)
Equity
Ensign Group, Inc. stockholders' equity:
Common stock: $0.001 par value; 100,000 shares authorized; 57,417 and 54,626 shares issued and outstanding at December 31, 2020, respectively, and 56,176 and 53,487 shares issued and outstanding at December 31, 2019, respectively	58	56
Additional paid-in capital	338,177	307,914
Retained earnings	551,055	391,523
Common stock in treasury, at cost, 2,791 and 2,079 shares at December 31, 2020 and 2019, respectively (Note 22)	(71,213)	(45,296)
Total Ensign Group, Inc. stockholders' equity	818,077	654,197
Non-controlling interest	150	1,947
Total equity	818,227	656,144
Total liabilities and equity	$2,545,578	$2,361,909
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2020	2019	2018

	(In thousands, except per share data)
Revenue:
Service revenue	$2,387,439	$2,031,266	$1,752,991
Rental revenue	15,157	5,258	1,610
Total revenue	$2,402,596	$2,036,524	$1,754,601
Expense:
Cost of services	1,865,201	1,620,628	1,418,249
Return of unclaimed class action settlement (Note 20)	—	—	(1,664)
Rent—cost of services	129,926	124,789	117,676
General and administrative expense	129,743	110,873	90,563
Depreciation and amortization	54,571	51,054	44,864
Total expenses	2,179,441	1,907,344	1,669,688
Income from operations	223,155	129,180	84,913
Other income (expense):
Interest expense	(9,362)	(15,662)	(15,182)
Interest and other income	3,813	2,649	2,016
Other expense, net	(5,549)	(13,013)	(13,166)
Income before provision for income taxes	217,606	116,167	71,747
Provision for income taxes	46,242	23,954	12,685
Net income from continuing operations	171,364	92,213	59,062
Net income from discontinued operations, net of tax (Note 21)	—	19,473	33,466
Net income	171,364	111,686	92,528
Less:
Net income/(loss) attributable to noncontrolling interests in continuing operations	886	523	(431)
Net income attributable to noncontrolling interests in discontinued operations (Note 21)	—	629	595
Net income attributable to noncontrolling interests	886	1,152	164
Net income attributable to The Ensign Group, Inc.	$170,478	$110,534	$92,364

Amounts attributable to The Ensign Group, Inc.:
Income from continuing operations attributable to The Ensign Group, Inc.	$170,478	$91,690	$59,493
Income from discontinued operations, net of income tax (Note 21)	—	18,844	32,871
Net income attributable to The Ensign Group, Inc.	$170,478	$110,534	$92,364
Net income per share attributable to The Ensign Group, Inc.:
Basic:
Continuing operations	$3.19	$1.72	$1.14
Discontinued operations	—	0.35	0.64
Basic income per share attributable to The Ensign Group, Inc.	$3.19	$2.07	$1.78
Diluted:
Continuing operations	$3.06	$1.64	$1.09
Discontinued operations	—	0.33	0.61
Diluted income per share attributable to The Ensign Group, Inc.	$3.06	$1.97	$1.70
Weighted average common shares outstanding:
Basic	53,434	53,452	52,016
Diluted	55,787	55,981	54,397
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total

Balance - January 1, 2018	51,360	$53	$266,058	$264,691	1,932	$(38,405)	$7,662	$500,059
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	1,224	2	9,367	—	—	—	—	9,369
Dividends declared ($0.1825 per share)	—	—	—	(9,615)	—	—	—	(9,615)
Employee stock award compensation	—	—	8,959	—	—	—	—	8,959
Noncontrolling interest attributable to subsidiary equity plan	—	—	—	(2,539)	—	—	3,917	1,378
Noncontrolling interest attributable to distribution	—	—	—	—	—	—	(338)	(338)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	164	164
Net income attributable to the Ensign Group, Inc.	—	—	—	92,364	—	—	—	92,364
Balance - December 31, 2018	52,584	$55	$284,384	$344,901	1,932	$(38,405)	$11,405	$602,340
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	1,050	1	11,784	—	—	—	—	11,785
Repurchase of common stock (Note 22)	(138)	—	—	—	138	(6,406)	—	(6,406)
Shares of common stock used to satisfy tax withholding obligations	(9)	—	—	—	9	(485)	—	(485)
Dividends declared ($0.1925 per share)	—	—	—	(10,370)	—	—	—	(10,370)
Employee stock award compensation	—	—	11,746	—	—	—	—	11,746
Distribution of net assets to Pennant (Note 21)	—	—	—	(71,181)	—	—	(13,252)	(84,433)
Dividends received from Pennant (Note 21)	—	—	—	11,600	—	—	—	11,600
Repurchase of common stock attributable to subsidiary equity plan	—	—	—	—	—	—	(394)	(394)
Noncontrolling interest attributable to subsidiary equity plan	—	—	—	(2,991)	—	—	3,585	594
Cumulative effect of accounting change, net of tax (Note 17)	—	—	—	9,030	—	—	—	9,030
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(549)	(549)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	1,152	1,152
Net income attributable to the Ensign Group, Inc.	—	—	—	110,534	—	—	—	110,534
Balance - December 31, 2019	53,487	$56	$307,914	$391,523	2,079	$(45,296)	$1,947	$656,144
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	1,851	2	15,739	—	—	—	—	15,741
Shares of common stock used to satisfy tax withholding obligations	(20)	—	—	—	20	(917)	—	(917)
Dividends declared ($0.2025 per share)	—	—	—	(10,946)	—	—	—	(10,946)
Employee stock award compensation	—	—	14,524	—	—	—	—	14,524
Repurchase of common stock (Note 22)	(692)	—	—	—	692	(25,000)	—	(25,000)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	886	886
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(2,683)	(2,683)
Net income attributable to the Ensign Group, Inc.	—	—	—	170,478	—	—	—	170,478
Balance - December 31, 2020	54,626	$58	$338,177	$551,055	2,791	$(71,213)	$150	$818,227

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$171,364	$111,686	$92,528
Net income from discontinued operations, net of tax	—	(19,473)	(33,466)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,571	51,054	44,864
Impairment of long-lived assets	2,681	4,144	9,145
Amortization of deferred financing fees	840	1,090	1,175
Amortization of deferred gain on sale-leaseback	—	—	(658)
Non-cash leasing arrangement	451	318	—
Write-off of deferred financing fees	—	329	—
Deferred income taxes	(27,809)	3,490	1,353
Provision for doubtful accounts	7,058	2,444	2,477
Stock-based compensation	14,524	11,322	8,367
Cash received from insurance proceeds related to reconstruction of damaged properties and business interruptions	—	1,599	2,568
Loss/(gain) on insurance claims and disposal of assets	625	(3,026)	(1,038)
Income tax refund	—	—	11,000
Change in operating assets and liabilities
Accounts receivable	2,171	(60,424)	(10,459)
Prepaid income taxes	(485)	5,600	2,228
Prepaid expenses and other assets	(9,474)	(7,247)	1,677
Deferred employer portion of social security taxes under CARES Act	48,309	—	—
Operating lease obligations	(724)	(7,763)	—
Accounts payable	6,627	4,457	1,768
Accrued wages and related liabilities	64,539	47,386	27,565
Other accrued liabilities	17,536	11,353	4,550
Accrued self-insurance liabilities	10,293	6,286	5,740
Other long-term liabilities	10,254	4,302	(1,232)
Net cash provided by continuing operating activities	373,351	168,927	170,152
Net cash provided by discontinued operating activities (Note 21)	—	23,296	40,150
Net cash provided by operating activities	373,351	192,223	210,302
Cash flows from investing activities:
Purchase of property and equipment	(50,326)	(71,541)	(50,894)
Cash payments for business acquisitions (Note 8)	—	(6,455)	—
Cash payments for asset acquisitions (Note 8)	(24,997)	(141,595)	(84,721)
Escrow deposits	(100)	(14,050)	(7,271)
Escrow deposits used to fund acquisitions	14,050	7,271	137
Cash proceeds from the sale of assets and insurance proceeds	1,212	8,051	4,772
Purchases of investments	(21,708)	(12,332)	(3,074)
Maturities of investments	24,479	8,857	—
Other restricted assets	(1,276)	(2,236)	(289)
Net cash used in continuing investing activities	(58,666)	(224,030)	(141,340)
Net cash used in discontinued investing activities (Note 21)	—	(22,985)	(9,871)
Net cash used in investing activities	(58,666)	(247,015)	(151,211)
Cash flows from financing activities:
Proceeds from revolving credit facility and other debt (Note 15)	417,200	1,380,000	845,000
Payments on revolving credit facility and other debt (Note 15)	(629,745)	(1,296,654)	(914,939)
Issuance of common stock upon exercise of options	12,654	8,503	9,369
Repurchase of shares of common stock to satisfy tax withholding obligations	(917)	(485)	—
Repurchase of shares of common stock (Note 22)	(25,000)	(6,406)	—
Dividends paid	(10,830)	(10,190)	(9,419)
Dividends received from Pennant	—	11,600	—
Cash retained by Pennant at spin-off	—	(47)	—
Non-controlling interest distribution	(2,683)	(549)	(338)
Payments of deferred financing costs	—	(2,494)	(18)
Proceeds from CARES Act Provider Relief Fund and Medicare Advance Payment Program(Note 3)	246,955	—	—
Repayments of CARES Act Provider Relief Fund and Medicare Advance Payment Program(Note 3)	(144,932)	—	—
Net cash (used in)/provided by continuing financing activities	(137,298)	83,278	(70,345)
Net cash used in discontinued financing activities	—	(394)	—
Net cash (used in)/provided by financing activities	(137,298)	82,884	(70,345)
Net increase/(decrease) in cash and cash equivalents	177,387	28,092	(11,254)
Cash and cash equivalents beginning of period, including cash of discontinued operations	59,175	31,083	42,337
Cash and cash equivalents end of period, including cash of discontinued operations	236,562	59,175	31,083
Less cash of discontinued operations at end of period	—	—	41
Cash and cash equivalents end of period	$236,562	$59,175	$31,042
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Year Ended December 31,
(In thousands)	2020	2019	2018
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,920	$14,275	$15,992
Income taxes	$74,365	$20,158	$19,653
Lease liabilities	$129,569	$141,541	$—
Non-cash financing and investing activity:
Accrued capital expenditures	$3,400	$4,100	$3,500
Accrued dividends declared	$2,868	$2,705	$2,525
Note receivable from insurance settlement and sale of ancillary business	$5,500	$—	$126
Right-of-use assets obtained in exchange for new operating lease obligations	$24,599	$203,163	$—
Distribution of net assets to Pennant	$—	$84,433	$—

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, shares and options in thousands, except per share data)
1. DESCRIPTION OF BUSINESS
The Company - The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company, through its operating subsidiaries, is a provider of health care services across the post-acute care continuum. As of December 31, 2020, the Company operated 228 facilities and other ancillary operations located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. The Company's operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, senior living and other ancillary services. The Company's operating subsidiaries have a collective capacity of approximately 23,200 operational skilled nursing beds and 2,300 senior living units. As of December 31, 2020, the Company operated 164 facilities under long-term lease arrangements, and had options to purchase 11 of those 164 facilities. The Company's real estate portfolio includes 94 owned real estate properties, which included 64 facilities operated and managed by the Company, 31 senior living operations leased to and operated by The Pennant Group, Inc. as part of the Spin-Off, and the Service Center location. Of those 31 senior living operations, two are located on the same real estate properties as skilled nursing facilities that the Company owns and operates.
Certain of the Company’s wholly-owned independent subsidiaries, collectively referred to as the Service Center, provide specific accounting, payroll, human resources, information technology, legal, risk management and other centralized services to the other operating subsidiaries through contractual relationships with such subsidiaries. The Company also has a wholly-owned captive insurance subsidiary (the Captive) that provides some claims-made coverage to the Company’s operating subsidiaries for general and professional liabilities, as well as coverage for certain workers’ compensation insurance liabilities.
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

Segment Updates — In the fourth quarter of 2020, the Company began reporting the results of its real estate portfolio as a new segment. The Company now has two reportable segments: (1) transitional and skilled services and (2) real estate. Refer to Note 7, Business Segments, for additional information. Corresponding items of segment information for prior periods have been recast to reflect the change of the Company’s segment structure. The Company believes that this structure reflects its current operational and financial management, and provides the best structure for the Company to focus on growth and investing opportunities while maintaining financial discipline.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying consolidated financial statements (the Financial Statements) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The Company is the sole member or stockholder of various consolidated limited liability companies and corporations established to operate various acquired skilled nursing operations, senior living operations and related ancillary services. All intercompany transactions and balances have been eliminated in consolidation. The Company presents noncontrolling interests within the equity section of its consolidated balance sheets and the amount of consolidated net income that is attributable to The Ensign Group, Inc. and the noncontrolling interest in its consolidated statements of income.
The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest. Additionally, the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities are entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's relationship with variable interest entities was not material during the years ended December 31, 2020, 2019 and 2018.
During the first quarter of 2019, the Company completed the sale of one of its senior living operations for a sale price of $1,838. The sale transaction did not meet the criteria of discontinued operations as it did not represent a strategic shift that had, or will have, a major effect on the Company's operations and financial results.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Reclassifications — Prior period results reflect reclassifications, for comparative purposes, related to the change in the Company's segment structure. Refer to Note 7, Business Segments, for additional information related to segments. Historically, the Company only presented total revenue for all revenue services. As a result of the change in segments, the presentation of the Company's service revenue and rental revenue are presented separately on the Company's Consolidated Statements of Income. The reclassifications had no effect on the reported consolidated results of operations.
Estimates and Assumptions — The preparation of Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Company’s Financial Statements relate to revenue, acquired property and equipment, intangible assets and goodwill, right-of-use-assets, impairment of long-lived assets, lease liabilities, general and professional liabilities, workers' compensation and healthcare claims included in accrued self-insurance liabilities, and income taxes. Actual results could differ from those estimates.

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

Service Revenue Recognition — The Company recognizes revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606). See Note 4, Revenue and Accounts Receivable.

Rental Revenue Recognition — The Company recognizes rental revenue for operating leases on a straight-line basis over the lease term when collectability of all minimum lease payments is probable (ASC 842). See Note 4, Revenue and Accounts Receivable.
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
The Company evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  If securities are in an unrealized loss position, the Company considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. The Company also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For the years ended December 31, 2020, 2019 and 2018, the Company did not recognize any OTTI for its investments.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Leases and Leasehold Improvements - The Company leases skilled nursing facilities, senior living facilities and commercial office space. On January 1, 2019, the Company adopted Accounting Standards Codification Topic 842, Leases (ASC 842), electing the transition method that allows it to apply the standard as of the adoption date and record a cumulative adjustment in retained earnings. The Company determines if an arrangement is a lease at the inception of each lease. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating or finance lease. As of December 31, 2020, the Company does not have any leases that are classified as finance leases. Rights and obligations of operating leases are included as right-of-use assets, current lease liabilities and long-term lease liabilities on the Company's consolidated balance sheet. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of future lease payments. The Company utilized a third-party valuation specialist to assist in estimating the incremental borrowing rate.

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

Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and determined there were impairment charges of $2,681, $3,203 and $5,492 during the years ended December 31, 2020, 2019 and 2018, respectively. The Company also recorded an impairment charge of $443 to right-of-use assets during the year ended December 31, 2019.
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
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company performs its annual test for impairment during the fourth quarter of each year. During the years ended December 31, 2019 and 2018, the Company recorded impairment charges of $498 and $3,653, respectively, to goodwill and intangible assets. The Company did not identify any goodwill or intangible asset impairment during the year ended December 31, 2020.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Self-Insurance — The Company is partially self-insured for general and professional liability claims up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per claim, per location and on an aggregate basis for the Company. The combined self-insured retention is $500 per claim, subject to an additional one-time deductible of $750 for California affiliated operations and a separate, one-time, deductible of $1,000 for non-California operations. For all affiliated operations, except those located in Colorado, the third-party coverage above these limits is $1,000 per claim, $3,000 per operation, with a $5,000 blanket aggregate limit and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits is $1,000 per claim and $3,000 per operation, which is independent of the aforementioned blanket aggregate limits that apply outside of Colorado.
The self-insured retention and deductible limits for general and professional liabilities and workers' compensation liabilities for all states (except Texas and Washington for workers' compensation) are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying consolidated balance sheets. The Captive is subject to certain statutory requirements as an insurance provider.
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
 The Company’s operating subsidiaries are self-insured for workers’ compensation liabilities in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual specific excess insurance coverage that insures individual claims that exceed $500 per occurrence. Subsequently, for the 2021 fiscal year, the individual claims level increased to $625 per occurrence. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 per occurrence. The Company’s operating subsidiaries in all other states, with the exception of Washington, are under a loss sensitive plan that insures individual claims that exceed $350 per occurrence. In Washington, the operating subsidiaries' coverage is financed through premiums paid by the employers and employees. The claims and benefit payments are managed through a state insurance pool. Outside of California, Texas and Washington, the Company has purchased insurance coverage that insures individual claims that exceed $350 per accident. In all states except Washington, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information.
In addition, the Company has recorded an asset and equal liability of $7,138 and $7,999 at December 31, 2020 and 2019, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis.
The Company self-funds medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $300 for each covered person for fiscal year 2020. The individual claims level increased to $500 for each covered person for the 2021 fiscal year.
The Company believes that adequate provision has been made in the Financial Statements for liabilities that may arise out of patient care, workers’ compensation, healthcare benefits and related services provided to date. The amount of the Company’s reserves was determined based on an estimation process that uses information obtained from both company-specific and industry data. This estimation process requires the Company to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and the Company’s assumptions about emerging trends, the Company, with the assistance of an independent actuary, develops information about the size of ultimate claims based on the Company’s historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle or pay damage awards with respect to unpaid claims. The self-insured liabilities are based upon estimates, and while management believes that the estimates of loss are reasonable, the ultimate liability may be in excess of or less than the recorded amounts. Due to the inherent volatility of actuarially determined loss estimates, it is reasonably possible that the Company could experience changes in estimated losses that could be material to net income. If the Company’s actual liabilities exceed its estimates of losses, its future earnings, cash flows and financial condition would be adversely affected.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Noncontrolling Interest — The noncontrolling interest in a subsidiary is initially recognized at estimated fair value on the acquisition date and is presented within total equity in the Company's consolidated balance sheets. The Company presents the noncontrolling interest and the amount of consolidated net income attributable to The Ensign Group, Inc. in its consolidated statements of income. Net income per share is calculated based on net income attributable to The Ensign Group, Inc.'s stockholders. The carrying amount of the noncontrolling interest is adjusted based on an allocation of subsidiary earnings based on ownership interest.

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

Recent Accounting Standards Adopted by the Company

In August 2020, the SEC issued final rules 33-10825 and 34-89670 “Modernization of Regulation S-K Items 101, 103, and 105,” which amend the disclosure requirements in Item 101, Description of Business; Item 103, Legal Proceedings; and Item 105, Risk Factors of Regulation S-K. Consistent with the SEC’s ongoing efforts to modernize Regulation S-K disclosure requirements, the amendments aim to improve the readability of disclosures, reduce repetition, and eliminate immaterial information. Amendments to disclosure requirements include changes to the description of business and risk factors to a principles-based approach, providing more flexibility to tailor disclosures, while disclosure amendments to legal proceedings continue to reflect the current, more prescriptive approach. The final rules are effective for all registration statements, annual reports and quarterly reports filed on or after November 9, 2020. The Company has reflected the changes throughout this Annual Report.

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

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Accounting Standards Recently Issued but Not Yet Adopted by the Company

In December 2019, the FASB issued ASU 2019-12 "Simplifying the Accounting for Income Taxes (Topic 740)" as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, which will be the Company's fiscal year 2021, with early adoption permitted. The Company has adopted this standard on January 1, 2021 and determined there was no material impact on the Company's financial position, results of operations and liquidity.

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

In May 2020, the SEC issued Final Rule Release No. 33-10786 “Amendments to Financial Disclosures about Acquired and Disposed Businesses” (“SEC Rule 33-10786”), which amends the disclosure requirements applicable to acquisitions and dispositions of businesses. Amendments within SEC Rule 33-10786 primarily impact (1) the tests and thresholds used to determine the significance of acquisitions and dispositions; (2) the form and content of pro forma information required to be disclosed in connection with significant acquisitions and dispositions; (3) acquiree financial statement requirements; and (4) thresholds used to determine the significance of acquisitions and dispositions of real estate operations, and related financial statement requirements, among others. The amendments are effective for all SEC registrants beginning January 1, 2021, with early adoption permitted. The Company has adopted this standard on January 1, 2021 and determined there was no material impact on the Company's consolidated financial statements.

In November 2020, the SEC issued final rules 33-10890 and 34-90459 “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information,” which modernizes and simplifies certain disclosure requirements of Regulation S-K. Certain key rule amendments eliminate the requirement to disclose Selected Financial Data; Selected Quarterly Financial Data, with certain exceptions; the impact of inflation and changing prices, provided the impact is not material; off-balance sheet arrangements in tabular form; and the aggregate amount of contractual obligations in tabular form. The final rules also amended various aspects of Item 303, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. The final rules are effective for all registration statements, annual reports and quarterly reports filed on or after August 9, 2021, with early adoption permitted. The Company is currently evaluating the impact of the disclosure changes in its Annual Report.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. COVID-19 UPDATE

The outbreak of the 2019 coronavirus disease (COVID-19), which was declared a global pandemic by the World Health Organization (WHO) on March 11, 2020, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread, continues to spread and impact healthcare operations across the United States, including the markets in which the Company operates. The Centers for Disease Control and Prevention (CDC) has stated that older adults are at a higher risk for serious illness from the coronavirus. As the COVID-19 pandemic continues, the Company monitors the impact of the pandemic on its operations and financial condition.

In response to the COVID-19 pandemic, Congress passed the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the CARES Act), which was signed into law on March 27, 2020, and which authorized the cash distribution of relief funds to healthcare providers. On April 10, 2020, the Company began to receive CARES Act provider relief fund payments (Provider Relief Fund) from the U.S. Department of Health and Human Services (HHS). In July 2020, HHS announced a new $5.0 billion Provider Relief Fund distribution to be used to protect residents of nursing homes and long-term care facilities from the impact of COVID-19. The amount of funding received is based upon a facility’s COVID-19 infection and mortality rates. In order to qualify, facilities must demonstrate COVID-19 infection rates below the rate of infection in the counties which they are located and demonstrate mortality rates below nationally established performance thresholds for nursing home residents infected with COVID-19. Facilities that qualify during each of the monthly performance periods, running from September 2020 through December 2020, are eligible for additional funds based upon their aggregate performance on these infection and mortality measures.

During 2020, the Company's affiliated operations have directly or indirectly received, in the aggregate, approximately $141,700 in Provider Relief Funds. As of December 31, 2020, the Company has returned all of the funds received to an agent of HHS; however the Company may continue to receive additional funding related to the $5.0 billion Provider Relief Fund distribution in future periods. Subsequent to December 31, 2020, the Company received and returned another $5,060 in funding.

Additionally, the Company applied for and received $105,255 through the Medicare Accelerated and Advance Payment Program under the CARES Act for the year ended December 31, 2020. The purpose of the program is to assist in providing needed liquidity to care delivery providers. The Company repaid $3,232 of the funds in July 2020. In October 2020, the Centers for Medicare and Medicaid Services (CMS) released updated payment guidance to extend the repayment period beginning one year from the date the accelerated or advance payment was issued. The repayments may occur through lump sum payments or recoupment of future Medicare billings. Any unpaid funds will begin accruing interest 15 months after the repayment period. The Company's required repayment period is currently scheduled to start in April 2021. As of December 31, 2020, the Company has classified $102,023 the remaining cash receipts as a short-term liability.

On March 18, 2020, the President signed into law The Family First Coronavirus Response Act, which provided a temporary 6.2% increase to the Federal Medical Assistance Percent (FMAP) effective January 1, 2020. The law permits states to retroactively change their state's Medicaid program rates effective as of January 1, 2020. The law provides discretion to each state and specifies that the funds are to be used to reimburse the recipient for healthcare related expenses that are attributable to COVID-19 associated with providing patient care. In addition, increases in Medicaid rates can also come from other areas of the state budgets outside of the FMAP funding. Revenues from these additional payments are recognized in accordance with ASC 606, subject to variable consideration constraints. In certain operations where the Company received additional payments that exceeded expenses incurred related to COVID-19, the Company characterized such payments as variable revenue that required additional consideration and accordingly, the amount of state relief revenue recognized is limited to the actual COVID-19 related expenses incurred. For the year ended December 31, 2020, the Company received $51,927 in state relief funding, of which, $45,407 was recognized as revenue.

The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due by December 31, 2021 and the remaining 50% due by December 31, 2022. The Company recorded $48,309 of deferred payments of social security taxes as a liability during 2020. The total balance is included in accrued wages and related liabilities of $24,155 for the short-term amount and the remaining $24,154 is included in other long-term liabilities within the consolidated balance sheets as of December 31, 2020.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4.  REVENUE AND ACCOUNTS RECEIVABLE

Service Revenue

The Company's service revenue is derived primarily from providing healthcare services to its patients. Revenue is recognized when services are provided to the patients at the amount that reflects the consideration to which the Company expects to be entitled from patients and third-party payors, including Medicaid, Medicare and insurers (private and Medicare replacement plans), in exchange for providing patient care. The healthcare services in transitional and skilled patient contracts include routine services in exchange for a contractual agreed-upon amount or rate. Routine services are treated as a single performance obligation satisfied over time as services are rendered. As such, patient care services represent a bundle of services that are not capable of being distinct. Additionally, there may be ancillary services which are not included in the daily rates for routine services, but instead are treated as separate performance obligations satisfied at a point in time, if and when those services are rendered.

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

Revenue from the Medicare and Medicaid programs accounted for 74.5%, 70.6% and 71.0% for the years ended December 31, 2020, 2019 and 2018, respectively. Settlements with Medicare and Medicaid payors for retroactive adjustments due to audits and reviews are considered variable consideration and are included in the determination of the estimated transaction price. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity. Consistent with healthcare industry practices, any changes to these revenue estimates are recorded in the period the change or adjustment becomes known based on the final settlement. The Company recorded adjustments to revenue which were not material to the Company's consolidated revenue for the years ended December 31, 2020, 2019 and 2018.

Rental Revenue
The Company's rental revenues are primarily generated by leasing healthcare-related properties through triple-net lease arrangements, under which the tenant is solely responsible for the costs related to the property. Revenue is recognized on a straight-line basis over the lease term if it has been deemed probable of collection. The Company has elected the single component practical expedient, which allows a lessor, by class of underlying asset, not to allocate the total consideration to the lease and non-lease components based on their relative stand-alone selling prices where certain criteria are met. This single component practical expedient requires the Company to account for the lease component and non-lease component(s) associated with that lease as a single component if (1) the timing and pattern of transfer of the lease component and the non-lease component(s) associated with it are the same and (2) the lease component would be classified as an operating lease if it were accounted for separately. If the Company determines that the lease component is the predominant component, it accounts for the single component as an operating lease in accordance with the new lease standards. Conversely, the Company is required to account for the combined component under the revenue recognition standard if it determines that the non-lease component is the predominant component. As a result of this assessment, rental revenues from the lease of real estate assets that qualify for this expedient are accounted for as a single component under the new lease standards. The components of the Company's operating leases qualify for the single component presentation.
Tenant reimbursements related to property taxes and insurance are neither considered lease nor non-lease components under the new lease standards. Lessee payments for taxes and insurance paid directly to a third party, on behalf of the Company, are excluded from variable lease payments and rental revenue in the Company’s consolidated statements of income (net presentation). Otherwise, tenant reimbursements for taxes and insurance which are paid by the Company directly to a third party are classified as additional rental revenue and expense and recognized by the Company on a gross basis.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Service revenue for the years ended December 31, 2020, 2019 and 2018 is summarized in the following tables:

	Year Ended December 31,
	2020		2019		2018
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid	$900,249	37.7%	$802,952	39.5%	$691,276	39.4%
Medicare	727,374	30.5	499,353	24.6	436,580	24.9
Medicaid — skilled	149,846	6.3	132,889	6.5	117,686	6.7
Total Medicaid and Medicare	1,777,469	74.5	1,435,194	70.6	1,245,542	71.0
Managed care	367,095	15.4	351,054	17.3	301,866	17.2
Private and other(1)	242,875	10.1	245,018	12.1	205,583	11.8
Service revenue	$2,387,439	100.0%	$2,031,266	100.0%	$1,752,991	100.0%
(1) Private and other payors also includes revenue from all payors generated in other ancillary services for the years ended December 31, 2020, 2019 and 2018.

In addition to the service revenue above, the Company's rental revenue derived from triple-net lease arrangements with third parties is $15,157, $5,258 and $1,610 for the years ended December 31, 2020, 2019 and 2018.

Balance Sheet Impact
Included in the Company’s consolidated balance sheets are contract balances, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company had no material contract liabilities and contract assets as of December 31, 2020 and 2019, or activity during the years ended December 31, 2020 and 2019.
Accounts receivable as of December 31, 2020 and 2019, is summarized in the following table:

	Year Ended December 31,
	2020	2019
Medicaid	$102,077	$125,443
Managed care	61,743	70,015
Medicare	80,904	53,163
Private and other payors	69,056	62,836
	313,780	311,457
Less: allowance for doubtful accounts	(8,718)	(2,472)
Accounts receivable, net	$305,062	$308,985

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income from continuing operations	$171,364	$92,213	$59,062
Less: net income/(loss) attributable to noncontrolling interests in continuing operations	886	523	(431)
Net income from continuing operations attributable to The Ensign Group, Inc.	170,478	91,690	59,493
Net income from discontinued operations, net of tax	—	19,473	33,466
Less: net income attributable to noncontrolling interests in discontinued operations	—	629	595
Net income from discontinued operations, net of tax	—	18,844	32,871
Net income attributable to The Ensign Group, Inc.	$170,478	$110,534	$92,364

Denominator:
Weighted average shares outstanding for basic net income per share	53,434	53,452	52,016
Basic net income per common share:
Income from continuing operations	$3.19	$1.72	$1.14
Income from discontinued operations	—	0.35	0.64
Net income attributable to The Ensign Group, Inc.	$3.19	$2.07	$1.78

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income from continuing operations	$171,364	$92,213	$59,062
Less: net income/(loss) attributable to noncontrolling interests in continuing operations	886	523	(431)
Net income from continuing operations attributable to The Ensign Group, Inc.	170,478	91,690	59,493
Net income from discontinued operations, net of tax	—	19,473	33,466
Less: net income attributable to noncontrolling interests in discontinued operations	—	629	595
Net income from discontinued operations, net of tax	—	18,844	32,871
Net income attributable to The Ensign Group, Inc.	$170,478	$110,534	$92,364

Denominator:
Weighted average common shares outstanding	53,434	53,452	52,016
Plus: incremental shares from assumed conversion (1)	2,353	2,529	2,381
Adjusted weighted average common shares outstanding	55,787	55,981	54,397
Diluted net income per common share:
Income from continuing operations	$3.06	$1.64	$1.09
Income from discontinued operations	—	0.33	0.61
Net income attributable to The Ensign Group, Inc.	$3.06	$1.97	$1.70
(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 956, 250 and 220 for the years ended December 31, 2020, 2019 and 2018, respectively.
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

The fair value of cash and cash equivalents of $236,562 and $59,175 as of December 31, 2020 and 2019, respectively, is derived using Level 1 inputs. The Company's other financial assets include contracts insuring the lives of certain employees who are eligible to participate in non-qualified deferred compensation plans which are held in a rabbi trust. The cash surrender value of these contracts is based on performance measurement funds that shadow the deferral investment allocations made by participants in the deferred compensation plan. As of December 31, 2020, the fair value of the pooled investment funds of $6,577 is derived using Level 2 inputs. As of December 31, 2019, Company had no pooled investment funds as the cash surrender value of life insurance related to the deferred compensation plan was not implemented.

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

Debt Security Investments - Held to Maturity

At December 31, 2020 and 2019, the Company had approximately $45,554 and $48,325, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value based on Level 1 inputs. The Company has the intent and ability to hold these debt securities to maturity. Further, as of December 31, 2020, the debt security investments were held in AA, A and BBB rated debt securities. The Company believes its debt security investments that were in an unrealized loss position as of December 31, 2020 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date, including the developments related to Coronavirus (COVID-19), that would indicate any other-than-temporary impairment.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. BUSINESS SEGMENTS
In the fourth quarter of 2020, the Company's Chief Executive Officer, who is its chief operating decision maker, or CODM, began reviewing the results of its real estate portfolio. Accordingly, the Company began reporting a new segment as it continues to expand its real estate investment strategy. The Company now has two reportable segments: (1) transitional and skilled services, which includes the operation of skilled nursing facilities and rehabilitation therapy services and (2) real estate, which is comprised of properties owned by the Company and leased to skilled nursing and assisted living operations where the properties are subject to triple-net long-term leases, including operations that are owned and operated by the Company. Prior to this new segment structure, the Company had one reportable segment, transitional and skilled services. Corresponding items of segment information for prior periods have been recast to reflect the change of the Company’s segment structure.

As of December 31, 2020, transitional and skilled services segment includes 195 skilled nursing operations and 24 campus operations that provide both skilled nursing and rehabilitative care services and senior living services. The Company's real estate segment includes 94 owned real estate properties. These properties include 64 operations the Company operated and managed, real estate properties of 31 senior living operations that are leased to and operated by Pennant and the Service Center location, which continues to lease office space to various third parties. Of the 31 real estate operations leased to Pennant, two senior living operations are located on the same real estate properties as skilled nursing facilities that the Company owns and operates. The Company also reports an “All Other” category that includes results from its senior living operations, which includes nine stand alone senior living operations and 24 campus operations that provide both skilled nursing and rehabilitative care services and senior living services, mobile diagnostics, medical transportation and other ancillary operations. Services included in the “All Other” category are insignificant individually, and therefore do not constitute a reportable segment.

The Company’s reportable segments are significant operating segments that offer differentiated services. The Company's CODM reviews financial information for each operating segment to evaluate performance and allocate capital resources. The Company believes this structure reflects its current operational and financial management and provides the best structure to maximize the quality of care and investment strategy provided, while maintaining financial discipline. The Company's CODM does not review assets by segment in his resource allocation and therefore assets by segment are not disclosed below.

Beginning in the fourth quarter of 2020, segment income and loss was changed from profit or loss from operations before interest and provision for income taxes to profit or loss from operations before provision for income taxes, excluding gain or loss from sale of real estate and impairment charges from operations. Prior period presentation has been revised to reflect the new measurement.

With the exception of intercompany rental revenue, the accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies. Rental revenue from Ensign-affiliated operations are based on mutually agreed-upon base rent that are subject to change from time to time. Intercompany revenue is eliminated in consolidation, along with corresponding intercompany rent expenses of the related healthcare facilities. Included in the real estate segment income is interest expense related to the borrowings to fund real estate acquisitions. Interest revenue is related to the investment accounts that the Service Center manages on behalf of the Company and is included in the "All Other" category.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables set forth financial information for the segments:

	Year Ended December 31, 2020
	Transitional and Skilled Services	Real Estate	All Other(1)	Intercompany Elimination(2)	Total
Service revenue	$2,288,182	$—	$99,257	$—	$2,387,439
Rental revenue	—	61,275	—	(46,118)	15,157
Total revenue	$2,288,182	$61,275	$99,257	$(46,118)	$2,402,596
Segment income (loss)	327,812	31,323	(138,776)	—	220,359
Loss on sale of real estate and impairment charges					(2,753)
Income before provision for income taxes					$217,606
Depreciation and amortization	28,585	18,218	7,768	—	54,571
Other expense, net(3)	$—	$9,350	$(3,801)	$—	$5,549
(1) General and administrative expense are included in the "all other" category.
(2) Intercompany elimination represents rental income at the real estate segment generated from triple-net lease arrangements with the Company's affiliated wholly-owned healthcare facilities. Intercompany rental revenue is eliminated in consolidation, along with corresponding intercompany rent expenses of related healthcare facilities.
(3) Other expense, net includes interest expense and interest revenue.

	Year Ended December 31, 2019
	Transitional and Skilled Services	Real Estate	All Other(1)	Intercompany Elimination(2)	Total
Service revenue	$1,934,243	$—	$97,023	$—	$2,031,266
Rental revenue	—	49,868	—	(44,610)	5,258
Total revenue	$1,934,243	$49,868	$97,023	$(44,610)	$2,036,524
Segment income (loss)	225,910	17,479	(125,797)	—	117,592
Loss on sale of real estate and impairment charges					(1,425)
Income before provision for income taxes					$116,167
Depreciation and amortization	27,837	15,196	8,021	—	51,054
Other expense, net(3)	$—	$15,612	$(2,599)	$—	$13,013
(1) General and administrative expense is included in the "all other" category
(2) Intercompany elimination represents rental income at the real estate segment generated from triple-net lease arrangements with the Company's affiliated wholly-owned healthcare facilities. Intercompany rental revenue is eliminated in consolidation, along with corresponding intercompany rent expenses of related healthcare facilities.
(3) Other expense, net includes interest expense and interest revenue.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2018
	Transitional and Skilled Services	Real Estate	All Other(1)	Intercompany Elimination(2)	Total
Service revenue	$1,678,849	$—	$74,142	$—	$1,752,991
Rental revenue	—	40,177	—	(38,567)	1,610
Total revenue	$1,678,849	$40,177	$74,142	$(38,567)	$1,754,601
Segment income (loss)	175,552	11,853	(106,611)	—	80,794
Loss on sale of real estate and impairment charges					(9,047)
Income before provision for income taxes					$71,747
Depreciation and amortization	25,016	12,035	7,813	—	44,864
Other expense, net(3)	$—	$15,148	$(1,982)	$—	$13,166
(1) General and administrative expense is included in the "all other" category
(2) Intercompany elimination represents rental income at the real estate segment generated from triple-net lease arrangements with the Company's affiliated wholly-owned healthcare facilities. Intercompany rental revenue is eliminated in consolidation, along with corresponding intercompany rent expenses of related healthcare facilities.
(3) Other expense, net includes interest expense and interest revenue.

Service revenue by major payor source were as follows:

	Year Ended December 31, 2020
	Transitional and Skilled Services	All Other		Total Service Revenue	Revenue %
Medicaid	$886,991	$13,258	(1)	$900,249	37.7%
Medicare	727,374	—		727,374	30.5
Medicaid-skilled	149,846	—		149,846	6.3
Subtotal	1,764,211	13,258		1,777,469	74.5
Managed care	367,095	—		367,095	15.4
Private and other	156,876	85,999	(2)	242,875	10.1
Total service revenue	$2,288,182	$99,257		$2,387,439	100.0%
(1) Medicaid payor includes revenue generated from senior living operations for the year ended December 31, 2020.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services for the year ended December 31, 2020.

	Year Ended December 31, 2019
	Transitional and Skilled Services	All Other		Total Service Revenue	Revenue %
Medicaid	$789,873	$13,079	(1)	$802,952	39.5%
Medicare	499,353	—		499,353	24.6
Medicaid-skilled	132,889	—		132,889	6.5
Subtotal	1,422,115	13,079		1,435,194	70.6
Managed care	351,054	—		351,054	17.3
Private and other	161,074	83,944	(2)	245,018	12.1
Total service revenue	$1,934,243	$97,023		$2,031,266	100.0%
(1) Medicaid payor includes revenue generated from senior living operations for the year ended December 31, 2019.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services for the year ended December 31, 2019.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2018
	Transitional and Skilled Services	All Other		Total Service Revenue	Revenue %
Medicaid	$678,749	$12,527	(1)	$691,276	39.4%
Medicare	436,580	—		436,580	24.9
Medicaid-skilled	117,686	—		117,686	6.7
Subtotal	1,233,015	12,527		1,245,542	71.0
Managed care	301,866	—		301,866	17.2
Private and other	143,968	61,615	(2)	205,583	11.8
Total service revenue	$1,678,849	$74,142		$1,752,991	100.0%
(1) Medicaid payor includes revenue generated from senior living operations for the year ended December 31, 2018.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services for the year ended
December 31, 2018.

In addition to the service revenue above, the Company's rental revenue derived from triple-net lease arrangements with third parties is $15,157, $5,258 and $1,610 for the years ended December 31, 2020, 2019 and 2018.

8. ACQUISITIONS
The Company's subsidiaries acquisition focus is to purchase or lease operations that are complementary to the current affiliated operations, accretive to the business, or otherwise advance the Company's strategy. The results of all operating subsidiaries are included in the accompanying Financial Statements subsequent to the date of acquisition. Acquisitions are accounted for using the acquisition method of accounting. The Company's affiliated operations also enter into long-term leases that may include options to purchase the facilities. As a result, from time to time, a real estate affiliated subsidiary will acquire the property of facilities that have previously been operated under third-party leases.
Accounting Standards Codification Topic 805, Clarifying the Definition of a Business (ASC 805) defined the definition of a business to assist entities with evaluating when a set of transferred assets and activities is deemed to be a business. Determining whether a transferred set constitutes a business is important because the accounting for a business combination differs from that of an asset acquisition. The definition of a business also affects the accounting for dispositions. When substantially all of the fair value of assets acquired is concentrated in a single asset, or a group of similar assets, the assets acquired would not represent a business and business combination accounting would not be required. All of the Company's acquisitions in 2020 was concentrated in property and equipment and, accordingly these transactions were classified as asset acquisitions.

2020 Acquisitions
During the year ended December 31, 2020, the Company expanded its operations and real estate portfolio through a combination of long-term leases and real estate purchases, with the addition of five stand-alone skilled nursing operations, one stand-alone independent living operation and one campus operation. Of these acquisitions, four relate to purchases of owned properties, increasing our real estate portfolio. These new operations added a total of 507 operational skilled nursing beds and 298 operational senior living units operated by the Company's affiliated operating subsidiaries. The aggregate purchase price for these acquisitions during the year ended December 31, 2020 was $24,997.
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

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Subsequent Event
Subsequent to December 31, 2020, the Company expanded its operations through long-term leases with the addition of four stand-alone skilled nursing operations. The addition of these operations added 447 operational skilled nursing beds to be operated by the Company's affiliated operating subsidiaries. The Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction.
2019 Acquisitions
During the year ended December 31, 2019, the Company expanded its operations and real estate portfolio through a combination of long-term leases and real estate purchases, with the addition of 22 stand-alone skilled nursing operations, one stand-alone senior living operations and four campus operations. Of these acquisitions, 15 relate to purchases of owned properties, further expanding our real estate portfolio. The addition of these operations added a total of 3,142 operational skilled nursing beds and 407 operational senior living units to be operated by the Company's affiliated operating subsidiaries. The Company also invested in new ancillary services that are complementary to its existing businesses. In addition, the Company invested in real estate and Medicare and Medicaid licenses during the year. The aggregate purchase price for these acquisitions during the year ended December 31, 2019 was $148,974.
For the acquisitions made through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction.
The fair value of assets for 30 of the acquisitions was concentrated in property and equipment and as such, these transactions were classified as asset acquisitions. The purchase price for the asset acquisitions was $141,595. The fair value of assets for the remaining one acquisition was concentrated in goodwill and as such, the transaction was classified as a business combination. The purchase price for the business combination was $7,379. The Company also entered into a note payable with the seller of $924, which was subsequently paid off in the second quarter of 2019 and was included as payments of debt in the consolidated statement of cash flows.
In connection with the Spin-Off, the Company transferred the assets of two stand-alone senior living operations, two home health agencies, five hospice agencies and two home care agencies that were purchased for an aggregate price of $18,780. The Company retained the real estate for one stand-alone senior living operation.
2018 Acquisitions
During the year ended December 31, 2018, the Company expanded its operations and real estate portfolio through a combination of long-term leases and real estate purchases, with the addition of four stand-alone skilled nursing operations and three campus operations. Of these acquisitions, six relate to purchases of owned properties, further expanding our real estate portfolio. The addition of these operations added 744 operational skilled nursing beds and 264 senior living units to be operated by the Company's affiliated operating subsidiaries. In addition, with the stand-alone skilled nursing operation acquisition, the Company acquired real estate that included an adjacent long-term acute care hospital that is currently operated by a third party under a lease arrangement. In addition, in June 2018, the Company acquired an office building for a purchase price of $30,959 to accommodate its growing Service Center team. The aggregate purchase price for these acquisitions during the year ended December 31, 2018 was $84,721, which the fair value of assets for all these acquisitions was concentrated in property and equipment and as such, these transactions were classified as asset acquisitions.
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

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below presents the allocation of the purchase price for the operations acquired during the years ended December 31, 2020, 2019 and 2018, excluding assets that were contributed to Pennant that occurred during the Spin-Off.

	Year Ended December 31,
	2020	2019	2018
Land	$9,496	$34,377	$16,851
Building and improvements	14,178	101,217	65,136
Equipment, furniture, and fixtures	568	6,024	1,638
Assembled occupancy	107	638	202
Definite-lived intangible assets	—	440	—
Goodwill	—	5,382	—
Favorable leases	—	294	534
Lease acquisition	—	—	360
Other indefinite-lived intangible assets	648	602	—
Total acquisitions	$24,997	$148,974	$84,721

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return. The operations acquired by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operations, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operating subsidiaries. The assets acquired during the year ended December 31, 2020 were not material acquisitions to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These acquisitions have been included in the December 31, 2020 consolidated balance sheets of the Company, and the operating results have been included in the consolidated statements of operations of the Company since the date the Company gained effective control.

9. PROPERTY AND EQUIPMENT - NET
Property and equipment, net consists of the following:

	December 31,
	2020	2019
Land	$101,236	$91,740
Buildings and improvements	555,416	531,538
Leasehold improvements	129,727	127,983
Equipment	233,453	212,808
Furniture and fixtures	4,409	4,453
Construction in progress	3,008	3,409
	1,027,249	971,931
Less: accumulated depreciation	(249,005)	(204,366)
Property and equipment, net	$778,244	$767,565
The Company completed the sale of real estate for $7,138 during the year ended December 31, 2019, of which a gain of $2,861 was recognized during the year ended December 31, 2019 related to the transaction. In addition, the Company evaluated its long-lived assets and recorded an impairment charge of $2,681, $3,203 and $5,492 for the fiscal years ended 2020, 2019 and 2018, respectively.
See also Note 8, Acquisitions for information on acquisitions during the years ended December 31, 2020, 2019 and 2018.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. INTANGIBLE ASSETS - NET

	Weighted Average Life (Years)	December 31,
		2020			2019

		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Lease acquisition costs	1.7	$360	$(360)	$—	$360	$(349)	$11
Favorable leases	2.1	534	(534)	—	534	(448)	86
Assembled occupancy	0.4	39	(26)	13	2,982	(2,818)	164
Facility trade name	30.0	733	(366)	367	733	(342)	391
Customer relationships	18.2	4,640	(2,121)	2,519	4,640	(1,910)	2,730
Total		$6,306	$(3,407)	$2,899	$9,249	$(5,867)	$3,382

During the years ended December 31, 2020 and 2019, amortization expense was $1,813 and $3,660, respectively, of which $1,223 and $1,981 was related to the amortization of right-of-use assets, respectively. During the year ended December 31, 2018, amortization expense was $2,736. In addition, the Company identified intangible assets which became fully amortized during the prior year and removed these fully amortized balances from the gross asset and accumulated amortization amounts. During the year ended December 31, 2018, the Company recorded an impairment charge to intangible assets of $140. The Company did not record any impairment charge to intangible assets during the year ended December 31, 2020 and 2019.
Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2021	247
2022	234
2023	234
2024	234
2025	234
Thereafter	1,716
$2,899

11. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

The Company tests goodwill during the fourth quarter of each year or more often if events or circumstances indicate there may be impairment. The Company performs its analysis for each reporting unit that constitutes a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other components of the operating segment, in accordance with the provisions of Accounting Standards Codification topic 350, Intangibles—Goodwill and Other (ASC 350). This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, a "Step 0" analysis. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a goodwill impairment test by comparing the carrying value of each reporting unit to its respective fair value. The Company determines the estimated fair value of each reporting unit using a discounted cash flow analysis. The fair value of the reporting unit is the implied fair value of goodwill. In the event a reporting unit's carrying value exceeds its fair value, an impairment loss will be recognized. An impairment loss is measured by the difference between the carrying value of the reporting unit and its fair value.
The Company performs its goodwill impairment test annually and evaluates goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. The Company performs the annual impairment testing of goodwill using October 1 as the measurement date. The Company completed its goodwill impairment test as of October 1, 2020 and did not record any impairment charge to goodwill or other intangible assets. Management determined that the improvements in operations and related forecasted cash flows were slower than anticipated at the time of acquisition, resulting in the impairment to goodwill for fiscal years 2019 and 2018 for other ancillary services.
The Company anticipates that the majority of total goodwill recognized will be fully deductible for tax purposes as of December 31, 2020.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
All of the Company's acquisitions during the year ended December 31, 2020 were classified as asset acquisitions and accordingly, no goodwill was recognized for these acquisitions. There were no other activities in goodwill during the year ended December 31, 2020. Provided that goodwill corresponds to the acquisition of a business and not merely the acquisition of real estate property, the Company's real estate segment appropriately does not carry a goodwill balance. The following table represents the goodwill value by transitional and skilled service segment and "all other" category, which includes other ancillary services, as of December 31, 2020:

	Goodwill
	Transitional and Skilled Services	All Other	Total
January 1, 2018	$45,486	$7,612	$53,098
Impairments	—	(3,513)	(3,513)
December 31, 2018	$45,486	$4,099	$49,585
Additions	—	5,382	5,382
Impairments	—	(498)	(498)
December 31, 2019	$45,486	$8,983	$54,469
December 31, 2020	$45,486	$8,983	$54,469

During the year ended December 31, 2020, the Company acquired $648 in Medicare and Medicaid licenses compared to $602 in the fiscal year 2019. The Company did not acquire Medicare and Medicaid licenses during the fiscal year 2018.

Other indefinite-lived intangible assets consist of the following:

	December 31,
	2020	2019
Trade name	$889	$889
Medicare and Medicaid licenses	2,827	2,179
	$3,716	$3,068

12. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

	December 31,
	2020	2019
Debt issuance costs, net	$2,664	$3,374
Long-term insurance losses recoverable asset	7,138	7,999
Deposits with landlords	12,400	11,765
Capital improvement reserves with landlords and lenders	4,376	3,024
Cash surrender value of life insurance related to deferred compensation plan	6,577	—
Other	—	45
Restricted and other assets	$33,155	$26,207

Included in restricted and other assets as of December 31, 2020 and 2019 are anticipated insurance recoveries related to the Company's workers' compensation liabilities and general and professional liability claims that are recorded on a gross rather than net basis in accordance with an Accounting Standards Update issued by the FASB.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. OTHER ACCRUED LIABILITIES

Other accrued liabilities consists of the following:

	December 31,
	2020	2019
Quality assurance fee	$6,631	$6,461
Refunds payable	36,323	29,412
Resident advances	8,558	8,870
Unapplied state relief funds	6,520	—
Cash held in trust for patients	6,052	3,038
Resident deposits	1,700	1,818
Dividends payable	2,868	2,705
Property taxes	9,222	8,055
Other	9,444	9,914
Other accrued liabilities	$87,318	$70,273

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

14. INCOME TAXES
The provision for income taxes on continuing operations for the years ended December 31, 2020, 2019 and 2018 is summarized as follows:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$60,591	$14,363	$7,970
State	13,460	5,425	3,362
	74,051	19,788	11,332
Deferred:
Federal	(23,054)	4,451	1,995
State	(4,755)	(285)	(642)
	(27,809)	4,166	1,353

Total	$46,242	$23,954	$12,685

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A reconciliation of the federal statutory rate to the effective tax rate for income from continuing operations for the years ended December 31, 2020, 2019 and 2018, respectively, is comprised as follows:

	December 31,
	2020	2019	2018
Income tax expense at statutory rate	21.0%	21.0%	21.0%
State income taxes - net of federal benefit	3.2	3.5	2.6
Non-deductible expenses and compensation	1.8	3.1	4.0
Equity compensation	(4.3)	(5.2)	(6.9)
Revaluation of deferred	—	—	(2.8)
Other adjustments	(0.4)	(1.8)	(0.2)
Total income tax provision	21.3%	20.6%	17.7%

The Company's effective tax rate was 21.3% for the year ended December 31, 2020, compared to 20.6% for the same period in 2019. The higher effective tax rate is due to lower tax benefits from stock compensation.
The increase in the effective tax rate from fiscal year 2018 to fiscal year 2019 primarily reflects a decrease in tax benefit from stock-based payment awards and a one-time benefit from IRS approval of non-automatic change for 2018 that did not reoccur in 2019.
The Company's deferred tax assets and liabilities as of December 31, 2020 and 2019 are summarized below.

	December 31,
	2020	2019
Deferred tax assets (liabilities):
Accrued expenses	$54,700	$22,106
Allowance for doubtful accounts	11,598	11,842
Tax credits	2,497	2,959
Insurance	7,686	5,952
Lease liability	256,216	264,460
State taxes	223	(220)
	332,920	307,099
Valuation allowance	(879)	(791)
Total deferred tax assets	332,041	306,308
Depreciation and amortization	(41,801)	(36,220)
Prepaid expenses	(3,137)	(2,822)
Right of use asset	(254,679)	(262,651)
Total deferred tax liabilities	(299,617)	(301,693)
Net deferred tax assets	$32,424	$4,615

On January 1, 2019, the Company implemented ASC 842 as described in the Summary of Significant Accounting Policies. The new lease standard reduced net deferred tax assets by $3,044, which is reflected in retained earnings as a day one accounting change adjustment.
The Company had state credit carryforwards as of December 31, 2020 and 2019 of $2,497 and $2,959, respectively. These carryforwards almost entirely relate to state limitations on the application of Enterprise Zone employment-related tax credits. Unless the Company uses the Enterprise Zone credits beforehand, the carryforward will begin to expire in 2023. As of December 31, 2019, a valuation allowance of $1,000 was recorded against the Enterprise Zone credits as the Company believes it is more likely than not that some of the benefit of the credits will not be realized. The remainder of these carryforwards relates to credits against the Texas margin tax and is expected to carry forward until 2027.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company's operating loss carry forwards for states were not material during the years ended December 31, 2020 and 2019.
As of December 31, 2020, 2019 and 2018, the Company did not have any unrecognized tax benefits, net of its state benefits that would affect the Company's effective tax rate. The Company classifies interest and/or penalties on income tax liabilities or refunds as additional income tax expense or income. Such amounts are not material.
The Federal statutes of limitations on the Company's 2014, 2015, and 2016 income tax years lapsed during the third quarter of 2018, 2019, and 2020, respectively. During the fourth quarter of each year, various state statutes of limitations also lapsed. The lapses for the years ended December 31, 2020 and 2019 had no impact on the Company's unrecognized tax benefits.
In February 2020, the IRS sent notification to the Company that its 2017 tax return will be examined. In November 2020, the Company received confirmation from the IRS that it is no longer under examination. The Company is not currently under examination by any other major income tax jurisdiction.

15. DEBT
Debt consists of the following:

	December 31,
	2020	2019
Revolving credit facility with Truist	$—	$210,000
Mortgage loans and promissory notes	117,806	120,350
	117,806	330,350
Less: current maturities	(2,960)	(2,702)
Less: debt issuance costs, net	(2,302)	(2,431)
	$112,544	$325,217

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

The Credit Facility is guaranteed, jointly and severally, by certain of the Company’s wholly owned subsidiaries, and is secured by a pledge of stock of the Company's material operating subsidiaries as well as a first lien on substantially all of its personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of (i) a maximum consolidated total net debt to consolidated EBITDA ratio (which shall not be greater than 3.00:1.00; provided that if the aggregate consideration for approved acquisitions in a six month period is greater than $50,000, then the ratio can be increased at the election of the Company with notice to the administrative agent to 3.50:1.00 for the first fiscal quarter and the immediately following three fiscal quarters), and (ii) a minimum interest/rent coverage ratio (which cannot be less than1.50:1.00). As of December 31, 2020, there was no outstanding debt under the Credit Facility. The Company was in compliance with all loan covenants as of December 31, 2020.

As of February 1, 2021, there was no outstanding borrowings under the Credit Facility.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Mortgage Loans and Promissory Notes

As of December 31, 2020, the Company's operating subsidiaries had $117,806 outstanding under the mortgage loans and notes, of which $2,960 is classified as short-term and the remaining $114,846 is classified as long-term. The Company was in compliance with all loan covenants as of December 31, 2020.

As of December 31, 2020, 19 of the Company's subsidiaries are under mortgage loans insured with the Department of Housing and Urban Development (HUD) in the aggregate amount of $113,868, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear fixed interest rates ranging from 2.6% to 3.5% per annum. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10% and is reduced by 3% in the fourth year of the loan, and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years. Loan proceeds were used to pay down previously drawn amounts on Ensign's revolving line of credit. In addition to refinancing existing borrowings, the proceeds of the HUD-insured debt helped fund acquisitions, renovate and upgrade existing and future facilities, cover working capital needs and other business purposes.

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

Future principal payments due under the long-term debt arrangements discussed above are as follows:

Years Ending December 31,	Amount
2021	$2,802
2022	2,906
2023	3,016
2024	3,128
2025	3,245
Thereafter	102,551
$117,648
Off-Balance Sheet Arrangements

During the year ended December 31, 2020, the Company increased its outstanding letters of credit by $2,238 to $7,580. As of December 31, 2020, the Company had approximately $7,580 on the Credit Facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

16. OPTIONS AND AWARDS
Stock-based compensation expense consists of stock-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s consolidated statements of income for the years ended December 31, 2020, 2019 and 2018 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2017 Omnibus Incentive Plan - The Company has one active stock incentive plan, the 2017 Omnibus Incentive Plan (the 2017 Plan). The 2017 Plan provided for the issuance of 6,881 shares of common stock which are to be proportionally adjusted in the event of any Equity Restructuring. In connection with the Spin-Off, the number of shares available to be issued under the 2017 Plan were adjusted in order to reflect the proportional adjustments. The adjustment provides for a total issuance of 8,118 shares of common stock (the Spin-Off Conversion). The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 2.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). Granted non-employee director options vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other options generally vest over 5 years at 20% per year on the anniversary of the grant date. Options expire 10 years from the date of grant. At December 31, 2020, there were approximately 3,148 unissued shares of common stock available for issuance under this plan.
The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for stock option awards. Determining the appropriate fair-value model and calculating the fair value of stock option awards at the grant date requires judgment, including estimating stock price volatility, expected option life, and forfeiture rates. The fair-value of the restricted stock awards at the grant date is based on the market price on the grant date, adjusted for forfeiture rates. The Company develops estimates based on historical data and market information, which can change significantly over time. The Black-Scholes model required the Company to make several key judgments including:

•The expected option term is calculated by the average of the contractual term of the options and the weighted average vesting period for all options. The calculation of the expected option term is based on the Company's experience due to sufficient history.
•The Company utilizes its own experience to calculate estimated volatility for options granted.
•The dividend yield is based on the Company's historical pattern of dividends as well as expected dividend patterns.
•The risk-free rate is based on the implied yield of U.S. Treasury notes as of the grant date with a remaining term approximately equal to the expected term.
•Estimated forfeiture rate of approximately 9.41% per year is based on the Company's historical forfeiture activity of unvested stock options.

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

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock Options
The Company granted 669 stock options during the year ended December 31, 2020. The Company used the following assumptions for stock options granted during the years ended December 31, 2020, 2019 and 2018:

Grant Year	Options Granted(1)	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2020	669	0.6%	6.2 years	39.4%	0.4%
2019	776	2.0%	6.2 years	34.0%	0.4%
2018	640	2.8%	6.2 years	32.0%	0.5%
(1) Options granted from January 1, 2018 through September 30, 2019 represent historical grant values prior to the impact of the Spin-Off. Options granted subsequent to October 1, 2019 represent grant values reflective of the Spin-Off.

For the years ended December 31, 2020, 2019 and 2018, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted(1)	Weighted Average Exercise Price(2)	Weighted Average Fair Value of Options(3)
2020	669	$52.20	$19.52
2019	776	$44.31	$15.71
2018	640	$29.27	$10.21
(1) Options granted from January 1, 2018 through September 30, 2019 represent historical grant values prior to the impact of the Spin-Off. Options granted subsequent to October 1, 2019 represent grant values reflective of the Spin-Off.
(2) Weighted average exercise price was calculated using exercise prices reflective of the Spin-Off Conversion for all periods presented.
(3) Weighted average fair value of options was calculated using the fair values reflective of the Spin-Off Conversion for all periods presented.

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended December 31, 2020, 2019 and 2018 and therefore, the intrinsic value was $0 at the date of grant.

The following table represents the employee stock option activity during the years ended December 31, 2020, 2019 and 2018:

	Number of Options Outstanding(1)	Weighted Average Exercise Price(3)	Number of Options Vested(1)	Weighted Average Exercise Price of Options Vested(3)
January 1, 2018	4,739	$11.09	2,776	$8.53
Granted	640	29.27
Forfeited	(120)	15.86
Exercised	(1,071)	7.26
December 31, 2018	4,188	$14.71	2,431	$10.48
Granted	776	44.31
Forfeited	(63)	26.84
Exercised	(809)	8.83
Equitable adjustment - due to Spin-Off(2)	336	N/A
December 31, 2019	4,428	$20.85	2,557	$12.82
Granted	669	52.20
Forfeited	(80)	33.68
Exercised	(979)	12.93
December 31, 2020	4,038	$27.71	2,148	$16.66
(1) Options activity from January 1, 2018 through September 30, 2019 represents historical grant values prior to the impact of the Spin-Off as discussed above. Options activity subsequent to October 1, 2019 represent values reflective of the Spin-Off.
(2) The equitable adjustment represents equity awards modifications upon the Spin-Off Conversion related to fiscal years prior to October 1, 2019.
(3) Weighted average exercise prices were calculated using exercise prices reflective of the Spin-Off Conversion for all periods presented.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following summary information reflects stock options outstanding, vested and related details as of December 31, 2020:

	Stock Options Outstanding						Stock Options Vested

				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2011	5.00	-	6.77	38	86	1	38
2012	5.56	-	6.75	126	390	2	126
2013	6.76	-	9.74	177	762	3	177
2014	8.94	-	16.05	722	3,450	4	722
2015	18.20	-	21.39	328	2,546	5	328
2016	15.93	-	16.86	312	1,841	6	234
2017	15.80	-	19.41	363	2,143	7	183
2018	22.49	-	32.71	594	6,109	8	208
2019	41.07	-	45.76	723	11,342	9	132
2020	44.84	-	59.49	655	12,827	10	—
Total				4,038	$41,496		2,148
The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of December 31, 2020, 2019 and 2018 is as follows:

	December 31,
Options	2020	2019	2018
Outstanding	$182,552	$108,623	$89,806
Vested	120,867	83,243	64,222
Expected to vest	53,366	22,399	22,963
Exercisable	45,081	29,032	27,646
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options. The options outstanding, vested, expected to vest and exercisable as of December 31, 2018 were calculated using amounts prior to the Spin-Off. The options outstanding, vested, expected to vest and exercisable as of December 31, 2020 and 2019 were calculated using amounts reflective of the Spin-Off.

Restricted Stock Awards
The Company granted 281, 290 and 367 restricted stock awards during the years ended December 31, 2020, 2019 and 2018, respectively. All awards were granted at an issue price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the years ended December 31, 2020, 2019 and 2018 ranged from $35.47 to $58.06, $35.33 to $48.64 and $20.01 to $32.71, respectively. The fair value per share during the year ended December 31, 2018 is reflective of values prior to the Spin-Off, while the fair value per share during years ended December 31, 2020 and 2019 is reflective of values subsequent to the Spin-Off. The fair value per share includes quarterly stock awards to non-employee directors.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the status of the Company's non-vested restricted stock awards as of December 31, 2020 and changes during the years ended December 31, 2020, 2019 and 2018 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value(1)
Nonvested at January 1, 2018	383	$17.50
Granted	367	29.83
Vested	(153)	19.22
Forfeited	(24)	19.76
Nonvested at December 31, 2018	573	$24.84
Granted	290	43.51
Vested	(241)	30.24
Forfeited	(12)	28.49
Nonvested at December 31, 2019	610	$31.35
Granted	281	48.73
Vested	(280)	32.84
Forfeited	(20)	31.71
Nonvested at December 31, 2020	591	$38.90
(1) Weighted average grant date fair value was calculated using the fair values reflective of the Spin-Off Conversion.
During the year ended December 31, 2020, the Company granted 21 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards ranged from $35.47 to $58.39 based on the market price on the grant date.
Long-Term Incentive Plan
On August 27, 2019, the Board approved the Long-Term Incentive Plan (the 2019 LTI Plan). The 2019 LTI Plan provides that certain employees of the Company and Pennant who assisted in the consummation of the Spin-Off are granted shares of restricted stock upon the successful completion of the Spin-Off. The 2019 LTI Plan provides for the issuance of 500 shares of Pennant restricted stock. The shares are vested over five years at 20% per year on the anniversary of the grant date. If a recipient is terminated or voluntarily leaves the Company, all shares subject to restriction or not yet vested shall be entirely forfeited. The total stock-based compensation related to the 2019 LTI Plan was approximately $881 and $271 for the years ended December 31, 2020 and 2019, respectively.
Stock-based compensation expense recognized for the Company's equity incentive plans and long-term incentive plan for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Year Ended December 31,
	2020	2019(1)	2018(1)
Stock-based compensation expense related to stock options	$6,132	$5,148	$4,545
Stock-based compensation expense related to restricted stock awards	7,373	4,955	2,927
Stock-based compensation expense related to stock options and restricted stock awards to non-employee directors	1,019	1,219	895
Total	$14,524	$11,322	$8,367
(1) The amount of stock-based compensation expense that was classified as discontinued operations was $424 and $592, respectively, for the years ended December 31, 2019 and 2018.

In future periods, the Company expects to recognize approximately $24,751 and $25,019 in stock-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of December 31, 2020. Future stock-based compensation expense will be recognized over 3.8 and 3.6 weighted average years for unvested options and restricted stock awards, respectively. There were 1,890 unvested and outstanding options at December 31, 2020, of which 1,755 shares are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest at December 31, 2020 was 6.1 years.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The Company did not grant any new restricted shares during the years ended December 31, 2019 and 2018. The awards granted generally vested over a period of three to five years, or upon the occurrence of certain prescribed events. During each of the years ended December 31, 2020, 2019 and 2018, there were 976 restricted stock awards that vested, respectively.
The Company did not grant any options during the fiscal year 2019. The Company granted 221 stock options during the year ended December 31, 2018. The value of the stock options and restricted stock awards had been tied to the value of the common stock of the subsidiary. Prior to the Spin-Off, the awards could be put to the Company at various prescribed dates, which in no event was earlier than six months after vesting of the restricted awards or exercise of the stock options. The Company had the ability to call the awards, generally upon employee termination.
Prior to the Spin-Off, the grant-date fair value of the awards was recognized as compensation expense over the relevant vesting periods, with a corresponding adjustment to noncontrolling interests. As a result of the conversion of the Subsidiary Equity Plan, the Company's noncontrolling interest in the subsidiary was eliminated. The grant values were determined based on an independent valuation of the subsidiary shares. For the years ended December 31, 2019 and 2018, the Company expensed $594 and $1,378, respectively, in stock-based compensation related to the Subsidiary Equity Plan. The reduction in expense for the year ended December 31, 2019 is related to the vesting completion for certain restricted shares, which vested over a period of three years.
During the years ended December 31, 2019 and 2018, the Company repurchased 534 and 865 shares of common stock under the Subsidiary Equity Plan for $2,687 and $1,972, respectively. The Company subsequently sold the shares and received net proceeds of $2,293 and $1,972, respectively during the years ended December 31, 2019 and 2018. Stock-based compensation expense related to the Subsidiary Equity Plan, payments from the repurchase of shares and the proceeds from the sale of the repurchased shares related to the Subsidiary Equity Plan are all included within the Company's consolidated financial statements as discontinued operations.

17. LEASES
The Company leases from CareTrust REIT, Inc. (CareTrust) real property associated with 89 affiliated skilled nursing and senior living facilities used in the Company’s operations, 88 of which are under nine “triple-net” master lease agreements (collectively, the Master Leases), which range in terms from 12 to 20 years. At the Company’s option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. The extension of the term of any of the Master Leases is subject to the following conditions: (1) no event of default under any of the Master Leases having occurred and being continuing; and (2) the tenants providing timely notice of their intent to renew. The term of the Master Leases is subject to termination prior to the expiration of the then current term upon default by the tenants in their obligations, if not cured within any applicable cure periods set forth in the Master Leases. If the Company elects to renew the term of a Master Lease, the renewal will be effective to all, but not less than all, of the leased property then subject to the Master Lease. Additionally, four of the 89 facilities leased from CareTrust include an option to purchase that the Company can exercise starting on December 1, 2024.
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

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The terms and conditions of the one stand-alone lease are substantially the same as those for the master leases described above. Total rent expense for continuing operations under the Master Leases was approximately $52,838, $55,644 and $53,501 for the years ended December 31, 2020, 2019 and 2018, respectively.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is in compliance with requirements of the Master Leases as of December 31, 2020.
In connection with the Spin-Off, the Company amended the Master Leases with CareTrust and other third-party lease agreements. These amendments terminated the leases related to Pennant and modified the rental payments and lease terms of the operations that remained with Ensign. In accordance with ASC 842, the amended lease agreements are considered to be modified and subject to lease modification guidance. The right-of-use (ROU) asset and lease liabilities related to these agreements were remeasured based on the change in the lease conditions such as rent payment and lease terms. The incremental borrowing rate was adjusted to reflect the revised lease terms which became effective at the date of the modification, which is the date of the Spin-Off. The net impact of the lease termination, for the 23 leases that transferred to Pennant and modification of lease agreements, is a reduction in right-of-use asset and lease liabilities of approximately $35,000. The annual rent expense transferred to Pennant was approximately $23,000.
In connection with the Spin-Off, the Company also guaranteed certain leases of Pennant based on the underlying terms of the leases. The Company does not consider these guarantees to be probable and the likelihood of Pennant defaulting is remote, and therefore no liabilities have been accrued.
The Company also leases certain affiliated operations and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company has entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense for continuing operations inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $129,990, $125,167 and $118,192 for the years ended December 31, 2020, 2019 and 2018, respectively.
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

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of operating lease expense are as follows:

	Year Ended December 31,
	2020	2019	2018
Rent - cost of services(1)	$129,926	$124,789	$117,676
General and administrative expense	64	378	516
Depreciation and amortization(2)	1,223	1,981	1,993
Variable lease costs(3)	12,774	12,194	—
	$143,987	$139,342	$120,185
(1)Rent- cost of services includes deferred rent expense adjustments of $451, $318 and $0 for the years ended December 31, 2020, 2019 and 2018, respectively. Additionally, rent- cost of services includes other variable lease costs such as consumer price index increases and short-term leases of $2,394 and $1,486 for the years ended December 31, 2020 and 2019, respectively.
(2)Depreciation and amortization is related to the amortization of favorable and direct lease costs.
(3)Variable lease costs, including property taxes and insurance, are classified in Cost of services in the Company's consolidated statements of income.

Future minimum lease payments for all leases as of December 31, 2020 are as follows:

Year	Amount
2021	$128,251
2022	128,107
2023	126,371
2024	125,400
2025	125,301
Thereafter	1,040,860
Total lease payments	1,674,290
Less: present value adjustment	(675,783)
Present value of total lease liabilities	998,507
Less: current lease liabilities	(48,187)
Long-term operating lease liabilities	$950,320
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of December 31, 2020, the weighted average remaining lease term is 13.8 years and the weighted average discount rate used to determine the operating lease liabilities is 8.3%.

Subsequent to December 31, 2020, the Company expanded its operations through long-term leases with the addition of four stand-alone skilled nursing facilities in Southern California and Texas adding a total of 447 operational skilled nursing beds operated by the Company’s affiliated operating subsidiaries. The three facilities in California were added to an existing triple-net master lease through an amendment, which also extended the lease term for all facilities under the amended master lease to 15 years from the amendment date, with two consecutive 10 year renewal options. The aggregate impact to the fair value of lease liabilities and right-of-use assets related to the amended master lease and new facilities is estimated to be approximately $37,500.

Impact of Adopting Topic ASC 842

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases with terms longer than 12 months on the balance sheet and disclose key information about leasing arrangements. The Company adopted the standard as of January 1, 2019. The adoption of this standard resulted in recognition of right-of-use assets and lease liabilities of $1,015,937 and $1,006,907, respectively, on its consolidated balance sheets as of January 1, 2019. The Company recorded an adjustment, net of tax, of $9,030 to retained earnings, on the adoption date, related to a deferred gain on a previous sale-leaseback transaction as the Company was no longer able to recognize the gain in its consolidated statement of income as a result of the new lease standard. In addition, initial direct costs associated with its lease agreements and favorable lease assets of $26,939 were classified into right-of-use assets on the adoption date.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Total rental income from all third-party sources for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Year Ended December 31,
	2020	2019	2018
Pennant(1)	$13,163	$3,041	$—
Other third-party	1,994	2,217	1,610
	$15,157	$5,258	$1,610
(1) Pennant rental income includes variable rent such as property taxes of $1,224 during the year ended December 31, 2020. Variable rent was immaterial for the year ended December 31, 2019.

Future annual rental income for all leases as of December 31, 2020 were as follows:

Year	Amount(1)
2021	$15,772
2022	14,927
2023	14,616
2024	14,082
2025	13,884
Thereafter	98,987
Total	$172,268
(1) Annual rental income includes base rents and variable rental income pursuant to existing leases as of December 31, 2020.

18. SELF INSURANCE LIABILITIES

The following table represents activity in our insurance liabilities as of and for the years ended December 31, 2020 and 2019:

	General and Professional Liability	Workers' Compensation	Health	Total
Balance January 1, 2019	$45,366	$28,862	$5,823	$80,051
Current year provisions	25,718	13,479	45,498	84,695
Claims paid and direct expenses	(21,369)	(12,684)	(44,357)	(78,410)
Change in long-term insurance losses recoverable	353	677	—	1,030
Balance December 31, 2019	$50,068	$30,334	$6,964	$87,366
Current year provisions	38,741	13,397	49,213	101,351
Claims paid and direct expenses	(28,097)	(14,317)	(48,644)	(91,058)
Change in long-term insurance losses recoverable	182	(1,043)	—	(861)
Balance December 31, 2020	$60,894	$28,371	$7,533	$96,798

Included in long-term insurance losses recoverable as of as of December 31, 2020 and 2019, are anticipated insurance recoveries related to the Company's general and professional liability claims that are recorded on a gross rather than net basis in accordance with GAAP.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
19.    DEFINED CONTRIBUTION PLANS

The Company has a 401(k) defined contribution plan (the 401(k) Plan), whereby eligible employees may contribute up to 15% of their annual basic earnings. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company. The Company expensed matching contributions to the 401(k) Plan of $1,889, $1,328 and $1,283 during the years ended December 31, 2020, 2019 and 2018, respectively. The 401(k) Plan allowed eligible employees to contribute up to 90% of their eligible compensation, subject to applicable annual Internal Revenue Code limits.

During the year ended December 31, 2019, the Company implemented non-qualified deferred compensation plan (the DCP) that was effective in 2019 for certain executives. The plan was then offered to other highly compensated employees, which went into effect on January 1, 2020. These individuals are otherwise ineligible for participation in the Company's 401(k) plan. The DCP allows participating employees to defer the receipt of a portion of their base compensation and certain employees up to 100% of their eligible bonuses. Additionally, the plan allows for the employee deferrals to be deposited into a rabbi trust and the funds are generally invested in individual variable life insurance contracts owned by the Company that are specifically designed to informally fund savings plans of this nature. The Company paid for related administrative costs, which were not significant during the fiscal years 2020 and 2019.

As of the years ended December 31, 2020 and 2019, the Company accrued $14,232 and $3,792, respectively as long term deferred compensation in other long term liabilities on the consolidated balance sheet. Cash surrender value of the contracts is based on performance measurement funds that shadow the deferral investment allocations made by participants in the deferred compensation plan. The Company recorded a gain on the deferral investment of $1,396, which is included in interest and other income and an offsetting expense of $1,355 between cost of services and general and administrative expenses in the accompanying consolidated statements of income for the year ended December 31, 2020. No such gain nor offsetting expense occurred for the year ended December 31, 2019.

20. COMMITMENTS AND CONTINGENCIES
Regulatory Matters — Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. Included in these laws and regulations is the Health Insurance Portability and Accountability Act of 1996, which requires healthcare providers (among other things) to safeguard the privacy and security of certain health information.
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

In connection with the Spin-Off, certain landlords required, in exchange for their consent to the Spin-Off, that the Company's lease guarantees remain in place for a certain period of time following the Spin-Off. These guarantees could result in significant additional liabilities and obligations for the Company if Pennant were to default on their obligations under their leases with respect to these properties.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
U.S. Department of Justice Civil Investigative Demand - On May 31, 2018, the Company received a Civil Investigative Demand (CID) from the U.S. Department of Justice stating that it was investigating whether there had been a violation of the False Claims Act and/or the Anti-Kickback Statute with respect to relationships between certain of the Company’s independently operated skilled nursing facilities and persons who serve or have served as medical directors, advisory board participants or other potential referral sources. The CID covered the period from October 3, 2013 through 2018, and was limited in scope to ten of the Company’s Southern California independent operating entities. In October 2018, the Department of Justice made an additional request for information covering the period of January 1, 2011 through 2018, relating to the same topic. As a general matter, the Company’s independent operating entities have established and maintain policies and procedures to promote compliance with the False Claims Act, the Anti-Kickback Statute, and other applicable regulatory requirements. The Company has fully cooperated with the U.S. Department of Justice and promptly responded to the requests for information, and has been advised that the U.S. Department of Justice declined to intervene in any subsequent action filed by a relator in connection with the subject matter of this investigation.

Litigation — The skilled nursing business involves a significant risk of liability given the age and health of the patients and residents served by the Company's independent operating subsidiaries. The Company, its independent operating subsidiaries, and others in the industry are subject to an increasing number of claims and lawsuits, including professional liability claims, alleging that services provided have resulted in personal injury, elder abuse, wrongful death or other related claims. In addition, the Company, its independent operation subsidiaries, and others in the industry are subject to claims and lawsuits in connection with the novel COVID-19 and a facility's preparation for and/or response to COVID-19. The defense of these lawsuits may result in significant legal costs, regardless of the outcome, and can result in large settlement amounts or damage awards.
The U.S. House of Representatives Select Subcommittee on the Coronavirus Crisis has launched a nation-wide investigation into the COVID-19 pandemic, which includes the impact of the coronavirus on residents and employees in nursing homes. In June 2020, the Company received a document and information request from the House Select Subcommittee. The Company is cooperating in responding to this inquiry. However, it is not possible to predict the ultimate outcome of any such investigation or whether and what other investigations or regulatory responses may result from the investigation and could have a material adverse effect on our reputation, business, financial condition and results of operations.
In addition to the potential lawsuits and claims described above, the Company is also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payor. A violation may provide the basis for exclusion from Federally-funded healthcare programs. Such exclusions could have a correlative negative impact on the Company’s financial performance. Under the qui tam or "whistleblower" provisions of the False Claims Act, a private individual with knowledge of fraud may bring a claim on behalf of the Federal Government and receive a percentage of the Federal Government's recovery. Due to these whistleblower incentives, lawsuits have become more frequent. For example, and despite the decision of the U.S. Department of Justice to decline to participate in litigation based on the subject matter of its previously issued Civil Investigative Demand, the qui tam relator may continue on with the lawsuit and pursue claims that the Company has allegedly violated the False Claims Act and/or the Anti-Kickback Statute.
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
In May 2009, Congress passed the Fraud Enforcement and Recovery Act (FERA) which made significant changes to the Federal False Claims Act and expanded the types of activities subject to prosecution and whistleblower liability. Following changes by FERA, health care providers face significant penalties for the knowing retention of government overpayments, even if no false claim was involved. Health care providers can now be liable for knowingly and improperly avoiding or decreasing an obligation to pay money or property to the government. This includes the retention of any government overpayment. The government can argue, therefore, that an Federal False Claims Act violation can occur without any affirmative fraudulent action or statement, as long as the action or statement is knowingly improper. In addition, FERA extended protections against retaliation for whistleblowers, including protections not only for employees, but also contractors and agents. Thus, an employment relationship is generally not required in order to qualify for protection against retaliation for whistleblowing.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and the Company's independent operating subsidiaries are routinely subjected to varying types of claims. One particular type of suit arises from alleged violations of minimum staffing requirements for skilled nursing facilities in those states which have enacted such requirements. The alleged failure to meet these requirements can, among other things, jeopardize a facility's compliance with the requirements of participation under certain state and federal healthcare programs; it may also subject the facility to a deficiency, a citation, a civil monetary penalty, or litigation. These class-action “staffing” suits have the potential to result in large jury verdicts and settlements, and may result in significant legal costs. The Company expects the plaintiffs' bar to continue to be aggressive in their pursuit of these staffing and similar claims. While the Company has been able to settle these claims without an ongoing material adverse effect on its business, future claims could be brought that may materially affect its business, financial condition and results of operations.
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
In August of 2011, the Company was named as a Defendant in a class action litigation alleging violations of state and federal wage and hour law. Following multiple meditations, in April of 2017, the Company reached an agreement to settle the subject class action litigation, without any admission of liability. The Company recorded an accrual for estimated probable losses of $11,000, exclusive of legal fees, in the first quarter of 2017. The Company funded the settlement amount of $11,000 in December of 2017, and the funds were distributed to participating class members in the first quarter of 2018. The Company received back $1,664 related to unclaimed class settlement funds remaining after completion of the settlement process, and the recoveries were recorded in the first quarter of 2018.

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

Medicare Revenue Recoupments — The Company's independent operating entities are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments as a result of Recovery Audit Contractors (RAC), Program Safeguard Contractors, and Medicaid Integrity Contractors programs (collectively referred to as Reviews). For several months during the COVID-19 pandemic, CMS suspended its Targeted Probe and Educate program. However, beginning in August 2020, CMS resumed Targeted Probe Educate program activity. As of December 31, 2020, four of the Company's independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process. The Company anticipates that these Reviews could increase in frequency in the future. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. As of December 31, 2020, the Company's independent operating subsidiaries have responded to the requests, and the related claims currently under review, on appeal or in a dispute resolution process.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
U.S. Government Inquiry and Corporate Integrity Agreement — In October 2013, the Company and its independent operating entities completed and executed a Settlement Agreement (the Settlement Agreement) with the DOJ, which received the final approval of the Office of Inspector General-HHS and the U.S. District Court for the Central District of California. Pursuant to the Settlement Agreement, the Company made a single lump-sum remittance to the government in the amount of $48,000 in October 2013. The Company and its independent operating entities denied engaging in any illegal conduct and agreed to the settlement amount without any admission of wrongdoing in order to resolve the allegations and to avoid the uncertainty and expense of protracted litigation.

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
Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for 58.3% and 57.3% of its total accounts receivable as of December 31, 2020 and 2019, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 74.5%, 70.6% and 71.0% of the Company's revenue for the years ended December 31, 2020, 2019 and 2018, respectively.

Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of February 1, 2021, the Company had approximately $1,659 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

21. SPIN-OFF OF SUBSIDIARIES

On October 1, 2019, the Company completed the separation of its transitional and skilled nursing services, ancillary businesses, home health and hospice operations and substantially all of its senior living operations into two separate, publicly traded companies:

•Ensign, which includes skilled nursing and senior living services, physical, occupational and speech therapies and other rehabilitative and healthcare services at 228 healthcare facilities and campuses, post-acute-related ancillary operations and real estate investments; and
•The Pennant Group, Inc. (Pennant), which is a holding company of operating subsidiaries that provide home health, hospice and senior living services.
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

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Ensign and Pennant entered into several agreements in connection with the Spin-Off, including a transition services agreement (TSA), separation and distribution agreement, tax matters agreement and an employee matters agreement. Pursuant to the TSA, Ensign, Pennant and their respective subsidiaries are providing various services to each other on an interim, transitional basis. Services being provided by Ensign include, among others, certain finance, information technology, human resources, employee benefits and other administrative services. The TSA will terminate on or before September 30, 2021. Billings by Ensign under the TSA were not material during the year ended December 31, 2020 and 2019.

Prior to the consummation of the Spin-Off, Pennant granted awards to certain employees and directors of Ensign under the Pennant Long-Term Incentive Plan (LTIP), in recognition of their performance in assisting with the Spin-Off. These awards were exchanged for Pennant common stock prior to the distribution.

Immediately after the Spin-Off, Ensign ceased to consolidate the results of Pennant operations into its financial results. Pennant's operating results and cash flows for the year ended December 31, 2019 presented have been classified as discontinued operations within the Consolidated Financial Statements.

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents the financial results of Pennant for the indicated periods and does not include corporate overhead allocations:

	Year Ended December 31,
	2019	2018

	(In thousands)
Service revenue	$249,039	$286,058
Expense:
Cost of services	187,560	209,423
Rent—cost of services	17,295	20,836
General and administrative expense	16,672	9,744
Depreciation and amortization	2,402	2,480
Total expenses	223,929	242,483
Income from discontinued operations	25,110	43,575
Interest income	26	47
Provision for income taxes	5,663	10,156
Income from discontinued operations, net of tax	19,473	33,466
Net income attributable to discontinued noncontrolling interests	629	595
Net income attributable to The Ensign Group, Inc.	$18,844	$32,871
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

Table Contents
THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
22. COMMON STOCK REPURCHASE PROGRAM
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