Form 10-Q
period 2021-03-31
ENSIGN GROUP, INC
filed 2021-04-29
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2021.
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
As of April 26, 2021, 54,977,473 shares of the registrant’s common stock, $0.001 par value, were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2021

PART I.
Item 1.        FINANCIAL STATEMENTS

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020

	(In thousands, except par values)
Assets
Current assets:
Cash and cash equivalents	$155,527	$236,562
Accounts receivable—less allowance for doubtful accounts of $11,090 and $8,718 at March 31, 2021 and December 31, 2020, respectively	312,578	305,062
Investments—current	14,623	13,449
Prepaid income taxes	—	1,224
Prepaid expenses and other current assets	30,588	26,659
Total current assets	513,316	582,956
Property and equipment, net	779,269	778,244
Right-of-use assets	1,050,506	1,025,510
Insurance subsidiary deposits and investments	34,370	32,105
Escrow deposits	350	100
Deferred tax assets	32,424	32,424
Restricted and other assets	41,422	33,155
Intangible assets, net	2,828	2,899
Goodwill	54,469	54,469
Other indefinite-lived intangibles	3,546	3,716
Total assets	$2,512,500	$2,545,578
Liabilities and equity
Current liabilities:
Accounts payable	$53,942	$50,901
Accrued wages and related liabilities (Note 3)	203,420	236,614
Lease liabilities—current	50,056	48,187
Accrued self-insurance liabilities—current	35,135	34,396
Advance payment liabilities (Note 3)	—	102,023
Other accrued liabilities	97,639	87,318
Current maturities of long-term debt	2,828	2,960
Total current liabilities	443,020	562,399
Long-term debt—less current maturities	111,859	112,544
Long-term lease liabilities—less current portion	973,679	950,320
Accrued self-insurance liabilities—less current portion	66,742	62,402
Other long-term liabilities (Note 3)	41,620	39,686
Total liabilities	$1,636,920	$1,727,351

Commitments and contingencies (Notes 15, 17 and 18)
Equity
Ensign Group, Inc. stockholders' equity:
Common stock: $0.001 par value; 100,000 shares authorized; 57,744 and 54,953 shares issued and outstanding at March 31, 2021, respectively, and 57,417 and 54,626 shares issued and outstanding at December 31, 2020, respectively	58	58
Additional paid-in capital	349,836	338,177
Retained earnings	597,375	551,055
Common stock in treasury, at cost, 2,791 shares at both periods ended March 31, 2021 and December 31, 2020 (Note 19)	(71,222)	(71,213)
Total Ensign Group, Inc. stockholders' equity	876,047	818,077
Non-controlling interest	(467)	150
Total equity	875,580	818,227
Total liabilities and equity	$2,512,500	$2,545,578
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2021	2020

	(In thousands, except per share data)
Revenue:
Service revenue	$623,276	$585,951
Rental revenue	3,977	3,662
Total revenue	$627,253	$589,613
Expense:
Cost of services	482,186	454,521
Rent—cost of services	33,456	32,330
General and administrative expense	34,273	32,249
Depreciation and amortization	13,659	13,720
Total expenses	563,574	532,820
Income from operations	63,679	56,793
Other income (expense):
Interest expense	(1,641)	(3,665)
Interest and other income	748	698
Other expense, net	(893)	(2,967)
Income before provision for income taxes	62,786	53,826
Provision for income taxes	12,949	12,625
Net income	49,837	41,201
Less:
Net income attributable to noncontrolling interests	631	352
Net income attributable to The Ensign Group, Inc.	$49,206	$40,849

Net income per share attributable to The Ensign Group, Inc.:
Basic	$0.91	$0.76
Diluted	$0.86	$0.73
Weighted average common shares outstanding:
Basic	54,192	53,475
Diluted	56,891	55,796

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
Balance - January 1, 2021	54,626	$58	$338,177	$551,055	2,791	$(71,213)	$150	$818,227
Issuance of common stock to employees and directors resulting from the exercise of stock options	246	—	3,880	—	—	—	—	3,880
Issuance of restricted stock, net of forfeitures	81	—	3,725	—	—	—	—	3,725
Shares of common stock used to satisfy tax withholding obligations	—	—	—	—	—	(9)	—	(9)
Dividends declared ($0.0525 per share)	—	—	—	(2,886)	—	—	—	(2,886)
Employee stock award compensation	—	—	4,054	—	—	—	—	4,054
Net income attributable to noncontrolling interest	—	—	—	—	—	—	631	631
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(1,248)	(1,248)
Net income attributable to the Ensign Group, Inc.	—	—	—	49,206	—	—	—	49,206
Balance - March 31, 2021	54,953	$58	$349,836	$597,375	2,791	$(71,222)	$(467)	$875,580

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
Balance - January 1, 2020	53,487	$56	$307,914	$391,523	2,079	$(45,296)	$1,947	$656,144
Issuance of common stock to employees and directors resulting from the exercise of stock options	148	—	1,552	—	—	—	—	1,552
Issuance of restricted stock, net of forfeitures	723	1	3,085	—	—	—	—	3,086
Dividends declared ($0.0500 per share)	—	—	—	(2,683)	—	—	—	(2,683)
Employee stock award compensation	—	—	3,235	—	—	—	—	3,235
Repurchase of common stock (Note 19)	(692)	—	—	—	692	(25,000)	—	(25,000)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	352	352
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(720)	(720)
Net income attributable to the Ensign Group, Inc.	—	—	—	40,849	—	—	—	40,849
Balance - March 31, 2020	53,666	$57	$315,786	$429,689	2,771	$(70,296)	$1,579	$676,815

See accompanying notes to condensed consolidated financial statements.

7THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$49,837	$41,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,659	13,720
Amortization of deferred financing fees	210	210
Non-cash leasing arrangement	112	125
Deferred income taxes	—	1,003
Provision for doubtful accounts	2,560	1,312
Stock-based compensation	4,054	3,235
(Gain)/loss on sale of asset disposals	(236)	101
Change in operating assets and liabilities
Accounts receivable	(15,449)	(21,845)
Prepaid income taxes	1,224	739
Prepaid expenses and other assets	(4,271)	(1,589)
Cash surrender value of life insurance policy premiums	(7,440)	(3,712)
Operating lease obligations	(133)	(181)
Deferred compensation liability	7,459	3,660
Accounts payable	2,768	(3,257)
Accrued wages and related liabilities	(34,562)	(16,381)
Income taxes payable	11,791	10,882
Other accrued liabilities	(1,737)	(4,040)
Accrued self-insurance liabilities	4,615	1,985
Other long-term liabilities	(167)	(45)
Net cash provided by operating activities	34,294	27,123
Cash flows from investing activities:
Purchase of property and equipment	(15,334)	(15,810)
Cash payments for asset acquisitions (Note 8)	—	(14,054)
Escrow deposits	(250)	—
Escrow deposits used to fund acquisitions	—	14,050
Cash proceeds from insurance proceeds	6,250	—
Cash proceeds from the sale of assets and ancillary business	840	121
Purchases of investments	(6,869)	(1,008)
Maturities of investments	3,430	1,396
Other restricted assets	(279)	(237)
Net cash used in investing activities	(12,212)	(15,542)
Cash flows from financing activities:
Proceeds from revolving credit facility and other debt (Note 15)	—	260,000
Payments on revolving credit facility and other debt (Note 15)	(849)	(240,666)
Issuance of common stock upon exercise of options	3,880	1,552
Repurchase of shares of common stock to satisfy tax withholding obligations	(9)	—
Repurchase of shares of common stock (Note 19)	—	(25,000)
Dividends paid	(2,868)	(2,705)
Non-controlling interest distribution	(1,248)	(720)
Proceeds from CARES Act Provider Relief Fund (Note 3)	9,139	—
Repayments of CARES Act Provider Relief Fund and Medicare Advance Payment Program(Note 3)	(111,162)	—
Net cash used in financing activities	(103,117)	(7,539)
Net (decrease)/increase in cash and cash equivalents	(81,035)	4,042
Cash and cash equivalents beginning of period	236,562	59,175
Cash and cash equivalents end of period	$155,527	$63,217
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Three Months Ended March 31,
(In thousands)	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,427	$4,835
Lease liabilities	$33,339	$32,481
Non-cash financing and investing activity:
Accrued capital expenditures	$3,800	$3,300
Accrued dividends declared	$2,886	$2,683
Right-of-use assets obtained in exchange for new operating lease obligations	$37,471	$8,370

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, shares and options in thousands, except per share data)

1. DESCRIPTION OF BUSINESS
The Company — The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company, through its operating subsidiaries, is a provider of health care services across the post-acute care continuum, engaged in the ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare-related properties, and other ancillary businesses. As of March 31, 2021, the Company operated 232 facilities and other ancillary operations located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. The Company's operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, senior living and other ancillary services. The Company's operating subsidiaries have a collective capacity of approximately 23,600 operational skilled nursing beds and 2,200 senior living units. As of March 31, 2021, the Company operated 168 facilities under long-term lease arrangements, and had options to purchase 11 of those 168 facilities. The Company's real estate portfolio includes 94 owned real estate properties, which included 64 facilities operated and managed by the Company, 31 senior living operations leased to and operated by The Pennant Group, Inc., or Pennant, as part of the spin-off transaction that occurred in October 2019, and the Service Center location. Of those 31 senior living operations, two are located on the same real estate properties as skilled nursing facilities that the Company owns and operates.
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

Segment Updates — In the fourth quarter of 2020, the Company began reporting the results of its real estate portfolio as a new segment. The Company has two reportable segments: (1) transitional and skilled services and (2) real estate. Refer to Note 7, Business Segments, for additional information. Corresponding items of segment information for prior periods have been recast to reflect the change of the Company’s segment structure. This structure reflects its current operational and financial management, and provides the best structure for the Company to focus on growth and investing opportunities while maintaining financial discipline.

Other Information — The accompanying condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 (collectively, the Interim Financial Statements) are unaudited. Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2020 which are included in the Company’s Annual Report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
The condensed consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest. Additionally, the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities are entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's relationship with variable interest entities was not material during the three months ended March 31, 2021 and 2020.
Reclassifications — Certain prior period results have been reclassified to be consistent with the current period presentation. Prior period results also reflect reclassifications, for comparative purposes, related to the change in the Company's segment structure. Refer to Note 7, Business Segments, for additional information related to segments. Prior to the fourth quarter of 2020, the Company only presented total revenue for all revenue services. As a result of the change in segments, the presentation of the Company's service revenue and rental revenue are presented separately on the Company's Condensed Consolidated Statements of Income. The reclassifications had no effect on the reported condensed consolidated results of operations.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Leases and Leasehold Improvements — The Company leases skilled nursing facilities, senior living facilities and commercial office space. On January 1, 2019, the Company adopted Accounting Standards Codification Topic 842, Leases (ASC 842), electing the transition method that allows it to apply the standard as of the adoption date and record a cumulative adjustment in retained earnings. The Company determines if an arrangement is a lease at the inception of each lease. At the inception of each lease, the Company performs an evaluation to determine whether the lease should be classified as an operating or finance lease. As of March 31, 2021, the Company does not have any leases that are classified as finance leases. Rights and obligations of operating leases are included as right-of-use assets, current lease liabilities and long-term lease liabilities on the Company's condensed consolidated balance sheet. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of future lease payments. The Company utilized a third-party valuation specialist to assist in estimating the incremental borrowing rate.

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

Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and determined there was no impairment during the three months ended March 31, 2021 and 2020.
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
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances indicate that its carrying value may not be recoverable. The Company performs its annual test for impairment during the fourth quarter of each year. The Company did not identify any goodwill or intangible asset impairment during the three months ended March 31, 2021 and 2020.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
The Company’s policy is to accrue amounts equal to the actuarial estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued general liability and professional malpractice liabilities on an undiscounted basis, net of anticipated insurance recoveries, were $60,761 and $57,628 as of March 31, 2021 and December 31, 2020, respectively.
 The Company’s operating subsidiaries are self-insured for workers’ compensation liabilities in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual specific excess insurance coverage that insures individual claims that exceed $625 per occurrence. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 per occurrence. The Company’s operating subsidiaries in all other states, with the exception of Washington, are under a loss sensitive plan that insures individual claims that exceed $350 per occurrence. In Washington, the operating subsidiaries' coverage is financed through premiums paid by the employers and employees. The claims and benefit payments are managed through a state insurance pool. Outside of California, Texas and Washington, the Company has purchased insurance coverage that insures individual claims that exceed $350 per occurrence. In all states except Washington, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $25,078 and $24,499 as of March 31, 2021 and December 31, 2020, respectively.
Effective April 1, 2021, the Company's operating subsidiaries in Washington are covered under the Company's self-insured program and the Company purchased individual specific excess insurance coverage that insures individual claims that exceed $500 per occurrence.
In addition, the Company has recorded an asset and equal liability of $7,602 and $7,138 as of March 31, 2021 and December 31, 2020, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis. See Note 12 Restricted and Other Assets.
The Company self-funds medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $500 for each covered person for fiscal year 2021. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $8,436 and $7,533 as of March 31, 2021 and December 31, 2020, respectively.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

Recent Accounting Standards Adopted by the Company

In December 2019, the FASB issued Accounting Standards Update (ASU) 2019-12 "Simplifying the Accounting for Income Taxes (Topic 740)" as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The Company adopted this standard on January 1, 2021 and determined there was no material impact on the Company's financial position, results of operations and liquidity.

In May 2020, the SEC issued Final Rule Release No. 33-10786 “Amendments to Financial Disclosures about Acquired and Disposed Businesses” (“SEC Rule 33-10786”), which amends the disclosure requirements applicable to acquisitions and dispositions of businesses. Amendments within SEC Rule 33-10786 primarily impact (1) the tests and thresholds used to determine the significance of acquisitions and dispositions; (2) the form and content of pro forma information required to be disclosed in connection with significant acquisitions and dispositions; (3) acquiree financial statement requirements; and (4) thresholds used to determine the significance of acquisitions and dispositions of real estate operations, and related financial statement requirements, among others. The Company adopted this standard on January 1, 2021 and determined there was no material impact on the Company's condensed consolidated financial statements.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Accounting Standards Recently Issued but Not Yet Adopted by the Company

In February 2020, the FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848)," which provides temporary, optional practical expedients and exceptions to enable a smoother transition to reference rates which are expected to replace LIBOR reference rates. Adoption of the provisions of ASU 2020-04 is optional. The amendments are effective for all entities from the beginning of the interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact of ASU 2020-04 on its financial position, results of operations and liquidity.

In November 2020, the SEC issued final rules 33-10890 and 34-90459 “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information,” which modernizes and simplifies certain disclosure requirements of Regulation S-K. Certain key rule amendments eliminate the requirement to disclose Selected Financial Data; Selected Quarterly Financial Data, with certain exceptions; the impact of inflation and changing prices, provided the impact is not material; off-balance sheet arrangements in tabular form; and the aggregate amount of contractual obligations in tabular form. The final rules also amended various aspects of Item 303, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. The final rules are effective for all registration statements, annual reports and quarterly reports filed on or after August 9, 2021, with early adoption permitted. The Company is currently evaluating the impact of the disclosure changes in its annual and quarterly report.

3. COVID-19 UPDATE

The Company's affiliated operations continued to be impacted by the worldwide outbreak of the 2019 coronavirus disease (COVID-19). The Company received cash distribution of relief fund payments (Provider Relief Funds) from the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the CARES Act) and funds authorized by U.S. Department of Health and Human Services (HHS) to be used to protect residents of nursing homes and long-term care facilities from the impact of COVID-19 throughout 2020 and continued into 2021. During the first quarter of 2021, the Company received $9,139 in Provider Relief Funds and as of March 31, 2021 had returned all of the funds. The Company may continue to receive additional funding in future periods. Subsequent to March 31, 2021, the Company received and returned another $2,083 in Provider Relief Funds.
Additionally, the Company applied for and received $105,255 through the Medicare Accelerated and Advance Payment Program under the CARES Act during fiscal year 2020. The purpose of the program is to assist in providing needed liquidity to care delivery providers. The Company repaid $3,232 of the funds in July 2020. In March 2021, the Company repaid the remaining funds of $102,023.

The Family First Coronavirus Response Act was signed into law in 2020 to provide a temporary 6.2% increase to the Federal Medical Assistance Percentage (FMAP) effective January 1, 2020. The law permits states to retroactively change their state's Medicaid program rates effective as of January 1, 2020. The law provides discretion to each state and specifies the funds are to be used to reimburse the recipient for healthcare related expenses that are attributable to COVID-19 and associated with providing patient care. In addition, increases in Medicaid rates can come from other areas of the state's budget outside of FMAP funding. Revenues from these additional payments are recognized in accordance with ASC 606, subject to variable consideration constraints. In certain operations where the Company received additional payments that exceeded expenses incurred related to COVID-19, the Company characterized such payments as variable revenue that required additional consideration and accordingly, the amount of state relief revenue recognized is limited to the actual COVID-19 related expenses incurred. As of December 31, 2020, the Company had $6,520 in unapplied state relief funds. During the three months ended March 31, 2021, the Company received an additional $15,645 in state relief funding and recognized $16,465 as revenue. For the three months ended March 31, 2020, the Company received and recognized $730 in state relief funding.

The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due by December 31, 2021 and the remaining 50% due by December 31, 2022. The Company recorded $48,309 of deferred payments of social security taxes as a liability during 2020. The total short-term balance of $24,155 is included in accrued wages and related liabilities and the remaining $24,154 is included in other long-term liabilities within the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

Revenue from the Medicare and Medicaid programs accounted for 74.1% and 71.0% of all service revenue for the three months ended March 31, 2021 and 2020, respectively. Settlements with Medicare and Medicaid payors for retroactive adjustments due to audits and reviews are considered variable consideration and are included in the determination of the estimated transaction price. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity. Consistent with healthcare industry practices, any changes to these revenue estimates are recorded in the period the change or adjustment becomes known based on the final settlement. The Company recorded adjustments to revenue which were not material to the Company's consolidated revenue for the three months ended March 31, 2021 and 2020.

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
Tenant reimbursements related to property taxes and insurance are neither considered lease nor non-lease components under the new lease standards. Lessee payments for taxes and insurance paid directly to a third party, on behalf of the Company, are excluded from variable lease payments and rental revenue in the Company’s condensed consolidated statements of income. Otherwise, tenant reimbursements for taxes and insurance that are paid by the Company directly to a third party are classified as additional rental revenue and expense and recognized by the Company on a gross basis.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
Service revenue for the three months ended March 31, 2021 and 2020 is summarized in the following tables:

	Three Months Ended March 31,
	2021		2020
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid(1)	$231,358	37.1%	$224,195	38.3%
Medicare	190,303	30.5	155,584	26.6
Medicaid — skilled	39,993	6.5	36,009	6.1
Total Medicaid and Medicare	461,654	74.1	415,788	71.0
Managed care	108,345	17.4	102,029	17.4
Private and other(2)	53,277	8.5	68,134	11.6
Service revenue	$623,276	100.0%	$585,951	100.0%
(1) Medicaid payor includes revenue for senior living operations and revenue related to FMAP for the three months ended March 31, 2021 and 2020.
(2) Private and other payors also includes revenue from all payors generated in other ancillary services for the three months ended March 31, 2021 and 2020.

In addition to the service revenue above, the Company's rental revenue derived from triple-net lease arrangements with third parties is $3,977 and $3,662, respectively for the three months ended March 31, 2021 and 2020.

Balance Sheet Impact
Included in the Company’s condensed consolidated balance sheets are contract balances, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company had no material contract liabilities and contract assets as of March 31, 2021 and December 31, 2020, or activity during the three months ended March 31, 2021 and 2020.
Accounts receivable as of March 31, 2021 and 2020, is summarized in the following table:

	March 31, 2021	December 31, 2020
Medicaid	$121,942	$102,077
Managed care	71,830	61,743
Medicare	63,095	80,904
Private and other payors	66,801	69,056
	323,668	313,780
Less: allowance for doubtful accounts	(11,090)	(8,718)
Accounts receivable, net	$312,578	$305,062
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
5. COMPUTATION OF NET INCOME PER COMMON SHARE

Basic net income per share is computed by dividing income from operations attributable to stockholders of The Ensign Group, Inc. by the weighted average number of outstanding common shares for the period. The computation of diluted net income per share is similar to the computation of basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$49,837	$41,201
Less: net income attributable to noncontrolling interests	631	352
Net income attributable to The Ensign Group, Inc.	$49,206	$40,849

Denominator:
Weighted average shares outstanding for basic net income per share	54,192	53,475
Basic net income per common share:	$0.91	$0.76

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$49,837	$41,201
Less: net income attributable to noncontrolling interests	631	352
Net income attributable to The Ensign Group, Inc.	$49,206	$40,849

Denominator:
Weighted average common shares outstanding	54,192	53,475
Plus: incremental shares from assumed conversion (1)	2,699	2,321
Adjusted weighted average common shares outstanding	56,891	55,796
Diluted net income per common share:	$0.86	$0.73
(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 28 and 787 for the three months ended March 31, 2021 and 2020, respectively.

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

The fair value of cash and cash equivalents of $155,527 and $236,562 as of March 31, 2021 and December 31, 2020, respectively, is derived using Level 1 inputs. The Company's other financial assets include contracts insuring the lives of certain employees who are eligible to participate in non-qualified deferred compensation plans which are held in a rabbi trust. The cash surrender value of these contracts is based on performance measurement funds that shadow the deferral investment allocations made by participants in the deferred compensation plan. As of March 31, 2021, and December 31, 2020, the fair value of the pooled investment funds of $14,017 and $6,577, respectively, is derived using Level 2 inputs. The pooled investment funds are included in restricted and other assets in the Condensed Consolidated Balance Sheets. See Note 12 Restricted and Other Assets.

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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Debt Security Investments - Held to Maturity

As of March 31, 2021 and December 31, 2020, the Company had approximately $48,993 and $45,554, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value based on Level 1 inputs. The Company has the intent and ability to hold these debt securities to maturity. Further, as of March 31, 2021, the debt security investments were held in AA, A and BBB rated debt securities. The Company believes its debt security investments that were in an unrealized loss position as of March 31, 2021 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.

7. BUSINESS SEGMENTS
In the fourth quarter of 2020, the Company's Chief Executive Officer, who is its chief operating decision maker, or CODM, began reviewing the results of the Company's real estate portfolio. Accordingly, the Company began reporting a new segment as it continues to expand its real estate investment strategy. The Company has two reportable segments: (1) transitional and skilled services, which includes the operation of skilled nursing facilities and rehabilitation therapy services and (2) real estate, which is comprised of properties owned by the Company and leased to skilled nursing and assisted living operations where the properties are subject to triple-net long-term leases, including operations that are owned and operated by the Company. Prior to this new segment structure, the Company had one reportable segment, transitional and skilled services. Corresponding items of segment information for prior periods have been recast to reflect the change of the Company’s segment structure.

As of March 31, 2021, the transitional and skilled services segment includes 200 skilled nursing operations and 23 campus operations that provide both skilled nursing and rehabilitative care services and senior living services. The Company's real estate segment includes 94 owned real estate properties. These properties include 64 operations the Company operated and managed, real estate properties of 31 senior living operations that are leased to and operated by Pennant and the Service Center location, which continues to lease office space to various third parties. Of the 31 real estate operations leased to Pennant, two senior living operations are located on the same real estate properties as skilled nursing facilities that the Company owns and operates. The Company also reports an “All Other” category that includes results from its senior living operations, which includes nine stand-alone senior living operations and 23 campus operations that provide both skilled nursing and rehabilitative care services and senior living services, mobile diagnostics, medical transportation and other ancillary operations. Services included in the “All Other” category are insignificant individually, and therefore do not constitute a reportable segment.

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

Beginning in the fourth quarter of 2020, segment income and loss was changed from profit or loss from operations before interest and provision for income taxes to profit or loss from operations before provision for income taxes, excluding gain or loss from sale of real estate, insurance recoveries and impairment charges from operations. Prior period presentation has been revised to reflect the new measurement.

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

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The following tables set forth financial information for the segments:

	Three Months Ended March 31, 2021
	Transitional and Skilled Services	Real Estate	All Other(1)	Intercompany Elimination(2)	Total
Service revenue	$601,036	$—	$22,240	$—	$623,276
Rental revenue	—	15,879	—	(11,902)	3,977
Total revenue	$601,036	$15,879	$22,240	$(11,902)	$627,253
Segment income (loss)	88,931	8,821	(35,406)	—	62,346
Gain on sale of real estate					440
Income before provision for income taxes					$62,786
Depreciation and amortization	7,475	4,693	1,491	—	13,659
Other expense (income), net(3)	$—	$1,641	$(748)	$—	$893
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
(3) Other expense (income), net includes interest expense and interest revenue.

	Three Months Ended March 31, 2020
	Transitional and Skilled Services	Real Estate	All Other(1)	Intercompany Elimination(2)	Total
Service revenue	$558,304	$—	$27,647	$—	$585,951
Rental revenue	—	14,944	—	(11,282)	3,662
Total revenue	$558,304	$14,944	$27,647	$(11,282)	$589,613
Segment income (loss)	80,591	6,325	(33,090)	—	53,826
Income before provision for income taxes					$53,826
Depreciation and amortization	7,148	4,515	2,057	—	13,720
Other expense (income), net(3)	$—	$3,665	$(698)	$—	$2,967
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
(3) Other expense (income), net includes interest expense and interest revenue.

Service revenue by major payor source were as follows:

	Three Months Ended March 31, 2021
	Transitional and Skilled Services	All Other		Total Service Revenue	Revenue %
Medicaid	$227,741	$3,617	(1)	$231,358	37.1%
Medicare	190,303	—		190,303	30.5
Medicaid-skilled	39,993	—		39,993	6.5
Subtotal	458,037	3,617		461,654	74.1
Managed care	108,345	—		108,345	17.4
Private and other	34,654	18,623	(2)	53,277	8.5
Total service revenue	$601,036	$22,240		$623,276	100.0%
(1) Medicaid payor includes revenue for senior living operations and revenue related to FMAP for the three months ended March 31, 2021.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services for the three months ended March 31, 2021.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended March 31, 2020
	Transitional and Skilled Services	All Other		Total Service Revenue	Revenue %
Medicaid	$220,969	$3,226	(1)	$224,195	38.3%
Medicare	155,584	—		155,584	26.6
Medicaid-skilled	36,009	—		36,009	6.1
Subtotal	412,562	3,226		415,788	71.0
Managed care	102,029	—		102,029	17.4
Private and other	43,713	24,421	(2)	68,134	11.6
Total service revenue	$558,304	$27,647		$585,951	100.0%
(1) Medicaid payor includes revenue for senior living operations and revenue related to FMAP for the three months ended March 31, 2020.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services for the three months ended March 31, 2020.

In addition to the service revenue above, the Company's rental revenue derived from triple-net lease arrangements with third parties is $3,977 and $3,662 for the three months ended March 31, 2021 and 2020, respectively. This revenue is included in our real estate segment.

8. OPERATION EXPANSIONS
The Company's subsidiaries expansion focus is to purchase or lease operations that are complementary to the current affiliated operations, accretive to the business, or otherwise advance the Company's strategy. The results of all operating subsidiaries are included in the accompanying Interim Financial Statements subsequent to the date of acquisition. Acquisitions are accounted for using the acquisition method of accounting. The Company's affiliated operations also enter into long-term leases that may include options to purchase the facilities. As a result, from time to time, a real estate affiliated subsidiary will acquire the property of facilities that have previously been operated under third-party leases.

2021 Expansions
During the three months ended March 31, 2021, the Company expanded its operations through long-term leases, with the addition of four stand-alone skilled nursing operations. These new operations added a total of 447 operational skilled nursing beds operated by the Company's affiliated operating subsidiaries. The Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction.
Subsequent to March 31, 2021, the Company expanded its operations through long-term leases with the addition of three stand-alone skilled nursing operations. These new operations added 322 operational skilled nursing beds to be operated by the Company's affiliated operating subsidiaries.
2020 Expansions
During the three months ended March 31, 2020, the Company expanded its operations through a combination of a long-term lease and real estate purchases, with the addition of three stand-alone skilled nursing operations and one stand-alone senior living operation. Of these additions, two are related to purchases of owned properties, further expanding our real estate portfolio. These new operations added a total of 247 operational skilled nursing beds and 162 operational senior living units to be operated by the Company's affiliated operating subsidiaries. The aggregate purchase price for these acquisitions during the three months ended March 31, 2020 was $14,054.
In connection with the new operations made through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction.
The fair value of assets for our purchases of these properties was concentrated in property and equipment and as such, these transactions were classified as asset acquisitions. The purchase price for the asset acquisitions consists of building and improvements of $9,669; land of $4,080; equipment, furniture and fixtures of $236; and assembled occupancy of $69.
During the first quarter of 2020, the Company entered into a long-term lease agreement to transfer two senior living operations to Pennant. Ensign affiliates retained ownership of the real estate for these two senior living communities.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return. The operations added by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operations, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operating subsidiaries. The assets added during the three months ended March 31, 2021 were not material operations to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These additions have been included in the March 31, 2021 condensed consolidated balance sheets of the Company, and the operating results have been included in the condensed consolidated statements of operations of the Company since the date the Company gained effective control.
9. PROPERTY AND EQUIPMENT - NET
Property and equipment, net consists of the following:

	March 31, 2021	December 31, 2020
Land	$101,236	$101,236
Buildings and improvements	557,616	555,416
Leasehold improvements	131,911	129,727
Equipment	239,867	233,453
Furniture and fixtures	4,498	4,409
Construction in progress	5,657	3,008
	1,040,785	1,027,249
Less: accumulated depreciation	(261,516)	(249,005)
Property and equipment, net	$779,269	$778,244
See also Note 8, Operation Expansions for information on acquisitions during the three months ended March 31, 2021 and 2020.

10. INTANGIBLE ASSETS - NET

		March 31, 2021			December 31, 2020
	Weighted Average Life (Years)
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Assembled occupancy	0.4	$39	$(39)	$—	$39	$(26)	$13
Facility trade name	30.0	733	(372)	361	733	(366)	367
Customer relationships	18.4	4,582	(2,115)	2,467	4,640	(2,121)	2,519
Total		$5,354	$(2,526)	$2,828	$5,412	$(2,513)	$2,899

During the three months ended March 31, 2021 and 2020, amortization expense was $361 and $674, respectively, of which $290 and $354 was related to the amortization of right-of-use assets, respectively. Additionally, the Company identified intangible assets which became fully amortized during the prior year and removed these fully amortized balances from the gross asset and accumulated amortization amounts.
Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2021 (remainder)	$176
2022	234
2023	234
2024	234
2025	234
2026	234
Thereafter	1,482
$2,828

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Company anticipates that the majority of total goodwill recognized will be fully deductible for tax purposes as of March 31, 2021.

The Company's expansions during the three months ended March 31, 2021 were all through long-term leases and accordingly, no goodwill was recognized for these acquisitions. There were no activities in goodwill during the three months ended March 31, 2021. Provided that goodwill corresponds to the acquisition of a business and not merely the acquisition of real estate property, the Company's real estate segment appropriately does not carry a goodwill balance. The following table represents the goodwill value by transitional and skilled service segment and "all other" category, which includes other ancillary services, as of March 31, 2021 and December 31, 2020:

	Transitional and Skilled Services	All Other	Total
Goodwill	$45,486	$8,983	$54,469

Other indefinite-lived intangible assets consist of the following:

	March 31, 2021	December 31, 2020
Trade name	$889	$889
Medicare and Medicaid licenses	2,657	2,827
	$3,546	$3,716

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
12. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

	March 31, 2021	December 31, 2020
Debt issuance costs, net	$2,486	$2,664
Long-term insurance losses recoverable asset	7,602	7,138
Deposits with landlords	12,637	12,400
Capital improvement reserves with landlords and lenders	4,680	4,376
Cash surrender value of life insurance related to deferred compensation plan	14,017	6,577
Restricted and other assets	$41,422	$33,155

Included in restricted and other assets as of March 31, 2021 and December 31, 2020 are anticipated insurance recoveries related to the Company's workers' compensation liabilities and general and professional liability claims that are recorded on a gross rather than net basis in accordance with ASU issued by the FASB.

The Company implemented a non-qualified deferred compensation plan (the DCP) that was effective in 2019 for certain executives and was expanded to other highly compensated employees on January 1, 2020. The plan allows for the employee deferrals to be deposited into a rabbi trust and the funds are generally invested in individual variable life insurance contracts owned by the Company that are specifically designed to informally fund savings plans of this nature. Cash surrender value of the contracts is based on performance measurement funds that shadow the deferral investment allocations made by participants in the deferred compensation plan. The Company recorded a gain on the deferral investment of $306, which is included in interest and other income, and an offsetting expense of $351 between cost of services and general and administrative expenses in the accompanying consolidated statements of income for the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company had an expense of $87, which was recorded between cost of services and general and administrative expenses.

13. OTHER ACCRUED LIABILITIES

Other accrued liabilities consists of the following:

	March 31, 2021	December 31, 2020
Quality assurance fee	$7,103	$6,631
Refunds payable	39,590	36,323
Resident advances	6,049	8,558
Unapplied state relief funds	5,700	6,520
Cash held in trust for patients	5,611	6,052
Dividends payable	2,886	2,868
Property taxes	7,656	9,222
Income tax payable	11,927	136
Other	11,117	11,008
Other accrued liabilities	$97,639	$87,318

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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
14. INCOME TAXES
The Company recorded income tax expense of $12,949 and $12,625 during the three months ended March 31, 2021 and 2020, respectively, or 20.6% of earnings before income taxes for the three months ended March 31, 2021, compared to 23.5% for the three months ended March 31, 2020. The effective tax rate for both periods is driven by the impact of excess tax benefits from stock-based compensation, offset by non-deductible expenses including non-deductible compensation.

The Company is not currently under examination by any major income tax jurisdiction. During 2021, the statutes of limitations will lapse on the Company's 2017 Federal tax year and certain 2016 and 2017 state tax years. The Company does not believe the Federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the three months ended March 31, 2021 and 2020.

15. DEBT
Debt consists of the following:

	March 31, 2021	December 31, 2020
Mortgage loans and promissory notes	$116,957	$117,806
Less: current maturities	(2,828)	(2,960)
Less: debt issuance costs, net	(2,270)	(2,302)
Long term debt less current maturities	$111,859	$112,544

Mortgage Loans and Promissory Notes
As of March 31, 2021, the Company's operating subsidiaries had $116,957 outstanding under the mortgage loans and notes, of which $2,828 is classified as short-term and the remaining $114,129 is classified as long-term. The Company was in compliance with all loan covenants as of March 31, 2021.

As of March 31, 2021, 19 of the Company's subsidiaries have mortgage loans insured with the Department of Housing and Urban Development (HUD) in the aggregate amount of $113,304, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear fixed interest rates ranging from 2.6% to 3.5% per annum. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees based on the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10% and is reduced by 3% in the fourth year of the loan, and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years. Loan proceeds were used to pay down previously drawn amounts on Ensign's revolving line of credit. In addition to refinancing existing borrowings, the proceeds of the HUD-insured debt helped fund acquisitions, renovate and upgrade existing and future facilities, cover working capital needs and other business purposes.

In addition to the HUD mortgage loans above, the Company has a promissory note in connection with an acquisition. The note bears a fixed interest rate of 5.3% per annum and the term of the note is 12 years. The note which was used for an acquisition is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.

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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The Credit Facility is guaranteed, jointly and severally, by certain of the Company’s wholly owned subsidiaries, and is secured by a pledge of stock of the Company's material operating subsidiaries as well as a first lien on substantially all of its personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of (i) a maximum consolidated total net debt to consolidated EBITDA ratio (which shall not be greater than 3.00:1.00; provided that if the aggregate consideration for approved acquisitions in a six month period is greater than $50,000, then the ratio can be increased at the election of the Company with notice to the administrative agent to 3.50:1.00 for the first fiscal quarter and the immediately following three fiscal quarters), and (ii) a minimum interest/rent coverage ratio (which cannot be less than 1.50:1.00). As of March 31, 2021, and April 26, 2021, there was no outstanding debt under the Credit Facility. The Company was in compliance with all loan covenants as of March 31, 2021.

Off-Balance Sheet Arrangements
As of March 31, 2021, the Company had approximately $7,580 on the Credit Facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

16. OPTIONS AND AWARDS
Stock-based compensation expense consists of stock-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three months ended March 31, 2021 and 2020 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
2017 Omnibus Incentive Plan - The Company has one active stock incentive plan, the 2017 Omnibus Incentive Plan (the 2017 Plan). The 2017 Plan provided for the issuance of 6,881 shares of common stock which are to be proportionally adjusted in the event of any Equity Restructuring. The number of shares available to be issued under the 2017 Plan were adjusted to 8,118 shares of common stock in order to reflect the proportional adjustments as part of the spin-off transaction that occurred in October 2019. The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 2.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). Granted non-employee director options vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other options generally vest over 5 years at 20% per year on the anniversary of the grant date. Options expire 10 years from the date of grant. As of March 31, 2021, there were approximately 2,839 unissued shares of common stock available for issuance under this plan.
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

Stock Options
The Company granted 136 stock options during the three months ended March 31, 2021. The Company used the following assumptions for stock options granted during the three months ended March 31, 2021 and 2020:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2021	136	0.8%	6.3 years	42.2%	0.2%
2020	145	1.3%	6.2 years	32.1%	0.4%

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
For the three months ended March 31, 2021 and 2020, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2021	136	$83.64	$33.99
2020	145	$51.20	$16.60
The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended March 31, 2021 and 2020 and therefore, the intrinsic value was $0 at the date of grant.

The following table represents the employee stock option activity during the three months ended March 31, 2021:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2021	4,038	$27.71	2,148	$16.66
Granted	136	83.64
Forfeited	(33)	41.27
Exercised	(246)	15.78
March 31, 2021	3,895	$30.30	2,034	$17.73

The following summary information reflects stock options outstanding, vested and related details as of March 31, 2021:

	Stock Options Outstanding						Stock Options Vested

				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2011	$5.00	-	$6.77	14	$38	0	14
2012	5.56	-	6.75	88	267	1	88
2013	6.76	-	9.74	165	712	2	165
2014	8.94	-	16.05	676	3,231	3	676
2015	18.20	-	21.39	303	2,362	4	303
2016	15.93	-	16.86	275	1,618	5	219
2017	15.80	-	19.41	336	1,977	6	184
2018	22.49	-	32.71	566	5,855	7	214
2019	41.07	-	45.76	698	10,955	8	147
2020	44.84	-	59.49	638	12,511	9	24
2021	$83.64			136	4,625	10	—
Total				3,895	$44,151		2,034
The aggregate intrinsic value of options outstanding, vested and expected to vest as of March 31, 2021 and December 31, 2020 is as follows:

Options	March 31, 2021	December 31, 2020
Outstanding	$247,457	$182,552
Vested	154,841	120,867
Expected to vest	80,008	53,366

The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options. The aggregate intrinsic value of options that vested during the three months ended March 31, 2021 and 2020 was $8,545 and $2,084, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2021 and 2020 was $17,241 and $5,621, respectively.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Restricted Stock Awards
The Company granted 90 and 113 restricted stock awards during the three months ended March 31, 2021 and 2020, respectively. All awards were granted at an issue price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the three months ended March 31, 2021 and 2020 ranged from $83.64 to $84.70 and $42.02 to $51.20, respectively. The fair value per share includes quarterly stock awards to non-employee directors.

A summary of the status of the Company's non-vested restricted stock awards as of March 31, 2021 and changes during the three months ended March 31, 2021 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	591	$38.90
Granted	90	83.71
Vested	(80)	64.35
Forfeited	(9)	45.18
Nonvested at March 31, 2021	592	$42.16
During the three months ended March 31, 2021, the Company granted 6 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards was $84.70 based on the market price on the grant date.
Long-Term Incentive Plan
On August 27, 2019, the Board approved the Long-Term Incentive Plan (the 2019 LTI Plan). The 2019 LTI Plan provides that certain employees of the Company who assisted in the consummation of the spin-off transaction that occurred in October 2019 are granted shares of restricted stock upon the successful completion of the spin-off. The 2019 LTI Plan provides for the issuance of 500 shares of Pennant restricted stock. The shares are vested over five years at 20% per year on the anniversary of the grant date. If a recipient is terminated or voluntarily leaves the Company, all shares subject to restriction or not yet vested shall be entirely forfeited. The total stock-based compensation related to the 2019 LTI Plan was approximately $201 and $194 for the three months ended March 31, 2021 and 2020, respectively.
Stock-based compensation expense recognized for the Company's equity incentive plans and long-term incentive plan for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020
Stock-based compensation expense related to stock options	$1,733	$1,419
Stock-based compensation expense related to restricted stock awards	1,838	1,598
Stock-based compensation expense related to stock options and restricted stock awards to non-employee directors	483	218
Total	$4,054	$3,235

In future periods, the Company expects to recognize approximately $27,178 and $26,072 in stock-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of March 31, 2021. Future stock-based compensation expense will be recognized over 3.8 and 3.5 weighted average years for unvested options and restricted stock awards, respectively. There were 1,861 unvested and outstanding options as of March 31, 2021, of which 1,726 shares are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest as of March 31, 2021 was 6.1 years.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The terms and conditions of the one stand-alone lease are substantially the same as those for the master leases described above. Total rent expense under the Master Leases was approximately $14,080 and $13,125 for the three months ended March 31, 2021 and 2020, respectively.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is in compliance with requirements of the Master Leases as of March 31, 2021.
In connection with the spin-off transaction that occurred in October 2019, the Company guaranteed certain leases of Pennant based on the underlying terms of the leases. The Company does not consider these guarantees to be probable and the likelihood of Pennant defaulting is remote, and therefore no liabilities have been accrued.
The Company also leases certain affiliated operations and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company has entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $33,476 and $32,347 for the three months ended March 31, 2021 and 2020, respectively.
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

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The components of operating lease expense are as follows:

	Three Months Ended March 31,
	2021	2020
Rent - cost of services(1)	$33,456	$32,330
General and administrative expense	20	17
Depreciation and amortization(2)	290	354
Variable lease costs(3)	3,443	3,211
	$37,209	$35,912
(1)Rent- cost of services includes deferred rent expense adjustments of $112 and $125 for the three months ended March 31, 2021 and 2020, respectively. Additionally, rent- cost of services includes other variable lease costs such as CPI increases and short-term leases of $584 and $594 for the three months ended March 31, 2021 and 2020, respectively.
(2)Depreciation and amortization is related to the amortization of favorable and direct lease costs.
(3)Variable lease costs, including property taxes and insurance, are classified in cost of services in the Company's condensed consolidated statements of income.

Future minimum lease payments for all leases as of March 31, 2021 are as follows:

Year	Amount
2021 (remainder)	$98,448
2022	131,211
2023	129,521
2024	128,600
2025	128,506
2026	128,383
Thereafter	957,340
Total lease payments	1,702,009
Less: present value adjustment	(678,274)
Present value of total lease liabilities	1,023,735
Less: current lease liabilities	(50,056)
Long-term operating lease liabilities	$973,679
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of March 31, 2021, the weighted average remaining lease term is 13.7 years and the weighted average discount rate used to determine the operating lease liabilities is 8.2%.

Subsequent to March 31, 2021, the Company expanded its operations through long-term lease arrangements with the addition of three stand-alone skilled nursing facilities under a new triple-net master lease, adding a total of 322 operational skilled nursing beds operated by the Company’s affiliated operating subsidiaries. The aggregate impact to the fair value of lease liabilities and right-of-use assets related to new master lease is estimated to be approximately $20,005.

Lessor Activities

In connection with the spin-off transaction that occurred in October 2019, Ensign affiliates retained ownership of the real estate at 29 senior living operations that were contributed to Pennant. During the first quarter of 2020, the Company transferred the operations of an additional two senior living operations to Pennant. Ensign affiliates retained ownership of the real estate for these 31 senior living communities. All of these properties are leased to Pennant on a triple-net basis, whereas the respective Pennant affiliates are responsible for all costs at the properties including: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The initial terms range between 14 to 16 years.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Total rental income from all third-party sources for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,
	2021	2020
Pennant(1)	$3,488	$3,101
Other third-party	489	561
	$3,977	$3,662
(1) Pennant rental income includes variable rent such as property taxes of $314 and $466 during the three months ended March 31, 2021 and 2020.

Future annual rental income for all leases as of March 31, 2021 were as follows:

Year	Amount(1)
2021 (remainder)	$11,671
2022	15,053
2023	14,790
2024	14,170
2025	13,952
2026	13,772
Thereafter	85,281
Total	$168,689
(1) Annual rental income includes base rents and variable rental income pursuant to existing leases as of March 31, 2021.

18. COMMITMENTS AND CONTINGENCIES
Regulatory Matters — Laws and regulations governing Medicare and Medicaid programs are complex and subject to review and interpretation. Compliance with such laws and regulations can likewise be subject to future governmental review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. Included in these laws and regulations is the Health Insurance Portability and Accountability Act of 1996, which requires healthcare providers (among other things) to safeguard the privacy and security of certain health information.
Cost-Containment Measures — Both government and private pay sources have instituted cost-containment measures designed to limit payments made to providers of healthcare services, and there can be no assurance that future measures designed to limit payments made to providers will not adversely affect the Company.

Indemnities — From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which the Company may be required to indemnify property owners or prior facility operators for post-transfer environmental or other liabilities and other claims arising from the Company’s use of the applicable premises, (ii) operations transfer agreements, in which the Company agrees to indemnify past operators of facilities the Company acquires against certain liabilities arising from the transfer of the operation and/or the operation thereof after the transfer to the Company's independent operating subsidiary, (iii) certain lending agreements, under which the Company may be required to indemnify the lender against various claims and liabilities, and (iv) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment or other relationship to the Company. The terms of such obligations vary by contract and, in most instances, do not expressly state or include a specific or maximum dollar amount. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, because no claims have been asserted, no liabilities have been recorded for these obligations on the Company’s condensed consolidated balance sheets for any of the periods presented.

In connection with the spin-off transaction that occurred in October 2019, certain landlords required, in exchange for their consent to the transaction, that the Company's lease guarantees remain in place for a certain period of time following the spin-off. These guarantees could result in significant additional liabilities and obligations for the Company if Pennant were to default on their obligations under their leases with respect to these properties.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
U.S. Department of Justice Civil Investigative Demand — On May 31, 2018, the Company received a Civil Investigative Demand (CID) from the U.S. Department of Justice stating that it was investigating whether there had been a violation of the False Claims Act and/or the Anti-Kickback Statute with respect to relationships between certain of the Company’s independently operated skilled nursing facilities and persons who serve or have served as medical directors, advisory board participants or other potential referral sources. The CID covered the period from October 3, 2013 through 2018, and was limited in scope to ten of the Company’s Southern California independent operating entities. In October 2018, the Department of Justice made an additional request for information covering the period of January 1, 2011 through 2018, relating to the same topic. As a general matter, the Company’s independent operating entities have established and maintain policies and procedures to promote compliance with the False Claims Act, the Anti-Kickback Statute, and other applicable regulatory requirements. The Company has fully cooperated with the U.S. Department of Justice and promptly responded to the requests for information, and has been advised that the U.S. Department of Justice declined to intervene in any subsequent action filed by a relator in connection with the subject matter of this investigation.

U.S. House of Representatives Select Subcommittee Request — The U.S. House of Representatives Select Subcommittee on the Coronavirus Crisis has launched a nation-wide investigation into the COVID-19 pandemic, which includes the impact of the coronavirus on residents and employees in nursing homes. In June 2020, the Company received a document and information request from the House Select Subcommittee. The Company is cooperating in responding to this inquiry. However, it is not possible to predict the ultimate outcome of any such investigation or whether and what other investigations or regulatory responses may result from the investigation and could have a material adverse effect on our reputation, business, financial condition, and results of operations.

Litigation — The skilled nursing business involves a significant risk of liability given the age and health of the patients and residents served by the Company's independent operating subsidiaries. The Company, its independent operating subsidiaries, and others in the industry are subject to an increasing number of claims and lawsuits, including professional liability claims, alleging that services provided have resulted in personal injury, elder abuse, wrongful death or other related claims. In addition, the Company, its independent operating subsidiaries, and others in the industry are subject to claims and lawsuits in connection with COVID-19 and a facility's preparation for and/or response to COVID-19. The defense of these lawsuits may result in significant legal costs, regardless of the outcome, and can result in large settlement amounts or damage awards.
In addition to the potential lawsuits and claims described above, the Company is also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payor. A violation may provide the basis for exclusion from Federally-funded healthcare programs. Such exclusions could have a correlative negative impact on the Company’s financial performance. Under the qui tam or "whistleblower" provisions of the False Claims Act, a private individual with knowledge of fraud may bring a claim on behalf of the Federal Government and receive a percentage of the Federal Government's recovery. Due to these whistleblower incentives, qui tam lawsuits have become more frequent. For example, and despite the decision of the U.S. Department of Justice to decline to participate in litigation based on the subject matter of its previously issued Civil Investigative Demand, the qui tam relator has continued on with the lawsuit and is pursuing claims that the Company has allegedly violated the False Claims Act and/or the Anti-Kickback Statute.
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
In May 2009, Congress passed the Fraud Enforcement and Recovery Act (FERA) which made significant changes to the Federal False Claims Act and expanded the types of activities subject to prosecution and whistleblower liability. Following changes by FERA, health care providers face significant penalties for the knowing retention of government overpayments, even if no false claim was involved. Health care providers can now be liable for knowingly and improperly avoiding or decreasing an obligation to pay money or property to the government. This includes the retention of any government overpayment. The government can argue, therefore, that a Federal False Claims Act violation can occur without any affirmative fraudulent action or statement, as long as the action or statement is knowingly improper. In addition, FERA extended protections against retaliation for whistleblowers, including protections not only for employees, but also contractors and agents. Thus, an employment relationship is generally not required in order to qualify for protection against retaliation for whistleblowing.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and the Company's independent operating subsidiaries are routinely subjected to varying types of claims, including class action "staffing" suits. These class-action “staffing” suits have the potential to result in large jury verdicts and settlements, and may result in significant legal costs. The Company expects the plaintiffs' bar to continue to be aggressive in their pursuit of these staffing and similar claims. While the Company has been able to settle these claims without an ongoing material adverse effect on its business, future claims could be brought that may materially affect its business, financial condition and results of operations.
Other claims and suits, including class actions, continue to be filed against the Company and other companies in its industry. The Company and its independent operating subsidiaries have been subjected to, and are currently involved in, class action litigation alleging violations (alone or in combination) of state and federal wage and hour laws as related to the alleged failure to pay wages, to timely provide and authorize meal and rest breaks, and related causes action. The Company does not believe that the ultimate resolution of these actions will have an ongoing material adverse effect on the Company’s business, cash flows, financial condition or results of operations.
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

The Company cannot predict or provide any assurance as to the possible outcome of any inquiry, investigation or litigation. If any such inquiry, investigation or litigation were to proceed, and the Company and its independent operating subsidiaries are subjected to, alleged to be liable for, or agree to a settlement of, claims or obligations under Federal Medicare statutes, the Federal False Claims Act, or similar state and federal statutes and related regulations, or if the Company or its independent operating subsidiaries are alleged or found to be liable on theories of general or professional negligence or wage and hour violations, the Company's business, financial condition and results of operations and cash flows could be materially and adversely affected and its stock price could be adversely impacted. Among other things, any settlement or litigation could involve the payment of substantial sums to settle any alleged violations, and may also include the assumption of specific procedural and financial obligations by the Company or its operating subsidiaries going forward under a corporate integrity agreement and/or other such arrangement.

Medicare Revenue Recoupments — The Company's independent operating entities are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments as a result of Recovery Audit Contractors (RAC), Program Safeguard Contractors, and Medicaid Integrity Contractors programs (collectively referred to as Reviews). For several months during the COVID-19 pandemic, the Centers for Medicare and Medicaid Services (CMS) suspended its Targeted Probe and Educate Program. Beginning in August 2020, CMS resumed Targeted Probe and Educate Program activity. As of March 31, 2021, two of the Company's independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process. Subsequently, during April, one facility review was resolved and closed. The Company anticipates that these Reviews could increase in frequency in the future. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. As of March 31, 2021, the Company's independent operating subsidiaries have responded to the requests with respect to the claims currently under review, on appeal or in a dispute resolution process.

Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for 57.2% and 58.3% of its total accounts receivable as of March 31, 2021 and December 31, 2020, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 74.1% and 71.0% of the Company's service revenue for the three months ended March 31, 2021 and 2020, respectively.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of April 26, 2021, the Company had approximately $424 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2020 (Annual Report), which discusses our business and related risks in greater detail, as well as subsequent reports we may file from time to time on Form 10-Q and Form 8-K, for additional information. The section entitled “Risk Factors” contained in Part II, Item 1A of this Quarterly Report on Form 10-Q, and similar discussions in our other SEC filings, also describe some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this Quarterly Report on Form 10-Q and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.
This Quarterly Report on Form 10-Q contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which include, but are not limited to our expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, and plans and objectives of management. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Additionally, our business and operations for 2021 continue to be impacted by the COVID-19 pandemic. Because of the unprecedented nature of the pandemic, we are unable to predict the full extent and duration of the financial impact of COVID-19 on our business, financial condition and results of operations. Our actual results could differ materially from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” contained in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.
As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, "Ensign," "Company," “we,” “our” and “us” refer to The Ensign Group, Inc. and its consolidated subsidiaries. All of our affiliated operations, the Service Center and the Captive are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. The use of "Ensign," "Company," “we,” “us,” “our” and similar verbiage in this Quarterly Report on Form 10-Q is not meant to imply that any of our affiliated operations, the Service Center or the Captive are operated by the same entity. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included the Annual Report.

Overview
We are a provider of health care services across the post-acute care continuum, engaged in the ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare-related properties, and other ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. Our operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, senior living and other ancillary services. As of March 31, 2021, we offered skilled nursing, senior living and rehabilitative care services through 232 skilled nursing and senior living facilities. Of the 232 facilities, we operated 168 facilities under long-term lease arrangements, and have options to purchase 11 of those 168 facilities. Our real estate portfolio includes 94 owned real estate properties, which included 64 facilities operated and managed by us, 31 senior living operations leased to and operated by The Pennant Group, Inc., or Pennant, as part of the spin-off transaction that occurred in October 2019 (Spin-Off), and the Service Center location. Of the 31 real estate operations leased to Pennant, two senior living operations are located on the same real estate properties as skilled nursing facilities that the Company owns and operates.
The following table summarizes our affiliated facilities and operational skilled nursing beds and senior living units by ownership status as of March 31, 2021:

	Owned and Operated	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total for Facilities Operated
Number of facilities	64	11	157	232
Percentage of total	27.6%	4.7%	67.7%	100.0%
Operational skilled nursing beds	6,258	1,145	16,216	23,619
Percentage of total	26.5%	4.8%	68.7%	100.0%
Senior living units	1,461	178	606	2,245
Percentage of total	65.1%	7.9%	27.0%	100.0%

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
Recent Activities
Coronavirus Update — We are continuing to closely monitor the impact of the global COVID-19 pandemic on our business and are taking proactive steps designed to protect the health and safety of our residents and employees and to maintain business continuity. As the vaccines became more accessible in all 50 states, we began to see a significant decline in COVID-19 cases in our affiliated operations as we worked diligently to vaccinate all of our willing residents and staff. Our primary focus throughout the COVID-19 pandemic has remained ensuring the health and safety of our patients, residents, employees, and their respective families. We continue to implement measures necessary to provide the safest possible environment within our sites of service, taking into consideration the vulnerable nature of our patients and the unique exposure risks of our staff.

As the vaccine distribution commenced and infection rates are began to decline, we experienced a recovery in occupancy rates throughout the first quarter of 2021, when compared to the fourth quarter of 2020. The improvements in occupancy were due to our operations developing innovative approaches to confront the occupancy declines, including strategic partnerships with upstream and downstream continuum partners and increasing clinical competencies to treat high-acuity patients, including those that are COVID-19 positive. Additionally, we have seen increases in hospital volumes for surgeries. Some operations added COVID-19 wings, while others become COVID-19 dedicated facilities, enabling an important offloading of strained hospital capacity. As a result of our local, one operation at a time approach, our Same Facilities and Transitioning Facility occupancy rebounded by 0.4% and 1.6%, respectively, during the first quarter of 2021 compared the fourth quarter of 2020. By strengthening existing partnerships and creating new partnerships, and most importantly, demonstrating clinical capabilities and favorable outcomes, our census has continued to stabilize. We believe that our operations are prime to rebuild occupancies and continue to gain additional market share as a result of relationships with acute care providers and other health care partners.
During the three months ended March 31, 2021, we received approximately $9.1 million in provider relief fund distributions (Provider Relief Fund) from the Coronavirus Aid, Relief and Economic Security Act of 2020 (the CARES Act) from the federal government. As of March 31, 2021, and the date hereof, we have returned all Provider Relief Funds that we received related to this distribution. We may receive additional relief fund payments in the future. Further, we repaid the remaining $102.0 million of Medicare Accelerated and Advance Payment Program funds in March 2021.
During the three months ended March 31, 2021, we received an additional $15.6 million in state relief funding and recognized $16.5 million as revenue, of which $6.5 million was classified as unapplied state funding included in our liabilities as of December 31, 2020. See Note 3, COVID-19 Update in the Notes to the Condensed Consolidated Financial Statements.
The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due by December 31, 2021 and the remaining 50% due by December 31, 2022. We recorded $48.3 million of deferred payments of social security taxes as a liability in 2020, of which $24.2 million will be paid out in the fourth quarter of 2021 and the remaining liabilities in 2022.
Until the COVID-19 pandemic has been resolved as a public health crisis, it has the potential to cause further and more severe disruption of the global and national economies. Despite these challenges, we believe we are well-positioned to operate effectively in the current environment. Our forecasted metrics may be modified as the pace of the recovery in our volumes become clearer over the coming months.
We continue to focus on navigating the challenges presented by COVID-19 through utilizing the infrastructure of our local operational approach. Each location is partnering with its local leaders and community outreach to ensure the operations are well equipped to deliver quality care. Consistent with previous hurdles, our local leaders are adjusting their operation to meet the clinical and financial challenges, including utilizing the expertise of our Service Center resources to implement best practices.

Facility Information
The following table sets forth the location of our operated and owned facilities by type as well as the number of beds and units located at operated and owned facilities as of March 31, 2021:

	TX	CA	AZ	UT	CO	WA	ID	NE	IA	SC	WI	NV	KS	Total
Number of operated facilities
Skilled nursing operations	59	50	29	18	11	9	9	4	4	4	2	1	—	200
Senior living operations	1	—	—	2	5	—	—	1	—	—	—	—	—	9
Campuses(1)	4	1	3	1	1	—	2	2	2	—	—	—	7	23
Number of operated beds/units
Operational skilled nursing beds	7,679	5,080	4,203	1,940	972	841	904	413	368	426	100	92	601	23,619
Senior living units	505	65	315	165	620	—	37	301	31	—	—	—	206	2,245

Number of owned and operated facilities
Skilled nursing properties	14	6	7	7	4	2	4	1	—	4	2	—	—	51
Senior living communities	1	—	—	—	3	—	—	1	—	—	—	—	—	5
Campuses(1)	2	—	3	—	—	—	1	—	—	—	0	—	2	8

Number of owned and operated beds/units
Owned skilled nursing beds	1,830	691	1,264	633	348	204	454	88	—	426	100	—	220	6,258
Owned Senior living units	439	—	315	—	355	—	16	262	—	—	—	—	74	1,461
(1) Campuses represent facilities that offer both skilled nursing and senior living services.
During the three months ended March 31, 2021, we expanded our operations through long-term leases with the addition of four stand-alone skilled nursing operations. These new operations added a total of 447 operational skilled nursing beds operated by our affiliated operating subsidiaries.
Subsequent to March 31, 2021, we expanded our operations through long-term leases with the addition of three stand-alone skilled nursing operations. These new operations added 322 operational skilled nursing beds to be operated by our affiliated operating subsidiaries.
For further discussion of our acquisitions, see Note 8, Operation Expansions in the Notes to the Condensed Consolidated Financial Statements.
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
Transitional and Skilled Services
•Routine revenue — Routine revenue is generated by the contracted daily rate charged for all contractually inclusive skilled nursing services. The inclusion of therapy and other ancillary treatments varies by payor source and by contract. Services provided outside of the routine contractual agreement are recorded separately as ancillary revenue, including Medicare Part B therapy services, and are not included in the routine revenue definition.
•Skilled revenue — The amount of routine revenue generated from patients in the skilled nursing facilities who are receiving higher levels of care under Medicare, managed care, Medicaid, or other skilled reimbursement programs. The other skilled patients who are included in this population represent very high acuity patients who are receiving high levels of nursing and ancillary services which are reimbursed by payors other than Medicare or managed care. Skilled revenue excludes any revenue generated from our senior living services.

•Skilled mix — The amount of our skilled revenue as a percentage of our total skilled nursing routine revenue. Skilled mix (in days) represents the number of days our Medicare, managed care, or other skilled patients are receiving skilled nursing services at the skilled nursing facilities divided by the total number of days patients from all payor sources are receiving skilled nursing services at the skilled nursing facilities for any given period.
•Average daily rates — The routine revenue by payor source for a period at the skilled nursing facilities divided by actual patient days for that revenue source for that given period. These rates exclude additional FMAP payments we recognized as part of The Family First Coronavirus Response Act.
•Occupancy percentage (operational beds) — The total number of patients occupying a bed in a skilled nursing facility as a percentage of the beds in a facility which are available for occupancy during the measurement period.
•Number of facilities and operational beds — The total number of skilled nursing facilities that we own or operate and the total number of operational beds associated with these facilities.
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

The following table summarizes our overall skilled mix from our skilled nursing services for the periods indicated as a percentage of our total skilled nursing routine revenue and as a percentage of total skilled nursing patient days:

	Three Months Ended March 31,
Skilled Mix:	2021	2020

Days	34.4%	29.3%
Revenue	55.6%	50.1%
Occupancy — We define occupancy derived from our transitional and skilled services as the ratio of actual patient days (one patient day equals one patient occupying one bed for one day) during any measurement period to the number of beds in facilities which are available for occupancy during the measurement period. The number of licensed beds in a skilled nursing facility that are actually operational and available for occupancy may be less than the total official licensed bed capacity. This sometimes occurs due to the permanent dedication of bed space to alternative purposes, such as enhanced therapy treatment space or other desirable uses calculated to improve service offerings and/or operational efficiencies in a facility. In some cases, three- and four-bed wards have been reduced to two-bed rooms for resident comfort, and larger wards have been reduced to conform to changes in Medicare requirements. These beds are seldom expected to be placed back into service. We believe that reporting occupancy based on operational beds is consistent with industry practices and provides a more useful measure of actual occupancy performance from period to period.

The following table summarizes our overall occupancy statistics for skilled nursing operations for the periods indicated:

	Three Months Ended March 31,
Occupancy for transitional and skilled services:	2021	2020
Operational beds at end of period	23,619	22,883
Available patient days	2,122,096	2,070,732
Actual patient days	1,509,600	1,643,390
Occupancy percentage (based on operational beds)	71.1%	79.4%
Segments
In the fourth quarter of fiscal year 2020, we began reporting the results of our real estate portfolio as a new segment as we continue to expand our real estate investment strategy. We have two reportable segments: (1) transitional and skilled services, which includes the operation of skilled nursing facilities and rehabilitation therapy services and (2) real estate, which is comprised of properties owned by us and leased to skilled nursing and assisted living operations, including our own operating subsidiaries and third party operators, and are subject to triple-net long-term leases. Prior to this new segment structure, we had one reportable segment, transitional and skilled services.

We also reported an “all other” category that includes operating results from our senior living operations, mobile diagnostics, transportation and other ancillary operations. Our senior living, mobile diagnostics, transportation and other ancillary operations businesses are neither significant individually nor in aggregate and therefore do not constitute a reportable segment. Our Chief Executive Officer, who is our chief operating decision maker, or CODM, reviews financial information at the operating segment level. We have presented our segment results in this Quarterly Report on Form 10-Q on a comparative basis to conform to the new segment structure.

Revenue Sources

The following table sets forth our total service revenue by payor source generated by our transitional and skilled services and our "Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	Transitional and Skilled Services		Other(1)		Total
	2021	2020	2021	2020	2021	2020
Medicaid(2)	$227,741	$220,969	$3,617	$3,226	$231,358	$224,195
Medicare	190,303	155,584	—	—	190,303	155,584
Medicaid-skilled	39,993	36,009	—	—	39,993	36,009
Subtotal	458,037	412,562	3,617	3,226	461,654	415,788
Managed care	108,345	102,029	—	—	108,345	102,029
Private and other	34,654	43,713	18,623	24,421	53,277	68,134
Total revenue	$601,036	$558,304	$22,240	$27,647	$623,276	$585,951

	Three Months Ended March 31,
	Transitional and Skilled Services		Other(1)		Total
	2021	2020	2021	2020	2021	2020
Medicaid(2)	37.9%	39.6%	16.3%	11.7%	37.1%	38.3%
Medicare	31.7	27.9	—	—	30.5	26.6
Medicaid-skilled	6.6	6.5	—	—	6.5	6.1
Subtotal	76.2	74.0	16.3	11.7	74.1	71.0
Managed care	18.0	18.3	—	—	17.4	17.4
Private and other	5.8	7.7	83.7	88.3	8.5	11.6
Total revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Private and other payors in our "all other" category includes revenue from rental income, senior living operations and all payors generated in our other ancillary operations.
(2) Medicaid payor includes revenue for senior living operations and revenue related to FMAP.
In addition to the service revenue above, our rental revenue derived from triple-net lease arrangements with third parties is $3,977 and $3,662, respectively for the three months ended March 31, 2021 and 2020.

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

Real Estate
We generate rental revenue primarily by leasing post-acute care properties we acquired to healthcare operators under triple-net lease arrangements, whereby the tenant is solely responsible for the costs related to the property, including property taxes, insurance, and maintenance and repair costs, subject to certain exceptions. As of March 31, 2021, our real estate portfolio was comprised of 94 real estate properties. Of these properties, 64 are leased to affiliated skilled nursing facilities wholly-owned and managed by us, 31 are leased to senior living operations wholly-owned and managed by Pennant, and our Service Center property, which is leased to our Service Center and numerous third parties for commercial office space. Of the 31 real estate operations leased to Pennant, two senior living operations are located on the same real estate properties as skilled nursing facilities that the Company owns and operates. During the year ended March 31, 2021, we generated rental revenues of $15.9 million, of which $11.9 million was derived from affiliated wholly-owned healthcare operators, and therefore eliminated in consolidation.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). The preparation of these financial statements and related disclosures requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we review our judgments and estimates, including but not limited to those related to the variable considerations to arrive at the transaction price for revenue recognition, income taxes, intangible assets and loss contingencies. We base our estimates and judgments upon our historical experience, knowledge of current conditions and our belief of what could occur in the future considering available information, including assumptions that we believe to be reasonable under the circumstances. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty, and actual results could differ materially from the amounts reported. While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate was made. Refer to Note 2, Summary of Significant Accounting Policies, within the Notes to the Condensed Consolidated Financial Statements for further information on our critical accounting estimates and policies, which are as follows:
•Revenue recognition — the estimate of variable considerations to arrive at the transaction price, including methods and assumptions used to determine settlements with Medicare and Medicaid payors or retroactive adjustments due to audits and reviews;
•Self-insurance — the valuation methods and assumptions used in estimating costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported;
•Acquisition accounting — the assumptions used to allocate the purchase price paid for assets acquired and liabilities assumed in connection with our acquisitions; and
•Income taxes — the estimation of valuation allowance or the need for and magnitude of liabilities for uncertain tax position.

Industry Trends
The post-acute care industry has evolved to meet the growing demand for post-acute and custodial healthcare services generated by an aging population, increasing life expectancies and the trend toward shifting patient care to lower cost settings. The industry has evolved in recent years, which we believe has led to a number of favorable improvements in the industry, as described below:
•Shift of Patient Care to Lower Cost Alternatives — The growth of the senior population in the U.S. continues to increase healthcare costs, often faster than the available funding from government-sponsored healthcare programs. In response, federal and state governments have adopted cost-containment measures that encourage the treatment of patients in more cost-effective settings such as skilled nursing facilities, for which the staffing requirements and associated costs are often significantly lower than acute care hospitals and other post-acute care settings. As a result, skilled nursing facilities are generally serving a larger population of higher-acuity patients than in the past.
•Significant Acquisition and Consolidation Opportunities — The skilled nursing industry is large and highly fragmented, characterized predominantly by numerous local and regional providers. Due to the increasing demands from hospitals and insurance carriers to implement sophisticated and expensive reporting systems, we believe this fragmentation provides us with significant acquisition and consolidation opportunities.
•Improving Supply and Demand Balance — The number of skilled nursing facilities has declined modestly over the past several years. We expect that the supply and demand balance in the skilled nursing industry will continue to improve due to the shift of patient care to lower cost settings, an aging population and increasing life expectancies.
•Increased Demand Driven by Aging Populations — As seniors account for an increasing percentage of the total U.S. population, we believe the demand for skilled nursing and senior living services will continue to increase. According to the census projection released by the U.S. Census Bureau in early 2020, between 2016 and 2030, the number of individuals over 65 years old is projected to be one of the fastest growing segments of the United States population, growing from 16% to 21%. The Bureau expects this segment to increase nearly 50% to 73 million, as compared to the total U.S. population which is projected to increase by 10% over that time period. Furthermore, the generation currently retiring has accumulated less savings than prior generations, creating demand for more affordable senior housing and skilled nursing services. As a high-quality provider in lower cost settings, we believe we are well-positioned to benefit from this trend.
•Transition to Value-Based Payment Models — In response to rising healthcare spending in the United States, commercial, government and other payors are generally shifting away from fee-for-service payment models towards value-based models, including risk-based payment models that tie financial incentives to quality, efficiency and coordination of care. We believe that patient-centered outcomes driven reimbursement models will continue to grow in prominence. Many of our operations already receive value-based payments, and as valued-based payment systems continue to increase in prominence, it is our view that our strong clinical outcomes will be increasingly rewarded.
•Accountable Care Organizations and Reimbursement Reform — A significant goal of U.S. federal health care reform is to transform the delivery of health care by changing reimbursement to reflect and support the quality and safety of care that providers deliver, increase efficiency, and reduce growth in spending. Reimbursement models that provide financial incentives to encourage efficiency, affordability, and high-quality care have been developed and implemented by government and commercial third-party payers. The most prolific of these models, the Accountable Care Organization (ACO) model, incentivizes groups of providers to share in savings that are achieved through the coordination of care and chronic disease management of an assigned patient population.  Reimbursement methodology reform includes Value-Based Purchasing (VBP), in which a portion of provider reimbursement is redistributed based on relative performance, or improvement on designated economic, clinical quality, and patient satisfaction metrics.  In addition, the Centers for Medicare and Medicaid Services (CMS) has implemented Episode-based demonstration, voluntary and mandatory payment initiatives that bundle acute care and post-acute care reimbursement. These bundled payment models incentivize cross-continuum care coordination and include financial and performance accountability for episodes of care. These reimbursement methodologies and similar programs are likely to continue and expand, both in government and commercial health plans. Many of our operations already participate in ACOs. With our focus on quality care and strong clinical outcomes, Ensign is well-positioned to benefit from these outcome-based payment models.
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

GOVERNMENT REGULATION
General
Healthcare is an area of extensive and frequent regulatory change. Changes in the law or new interpretations of existing laws may have a significant impact on our revenue, costs and the way we operate our business. Our subsidiaries that provide healthcare services are subject to federal, state and local laws relating to, among other things, licensure, delivery, quality and adequacy of care, physical plant requirements, life safety, personnel and operating policies. In addition, our provider subsidiaries are subject to federal and state laws that govern billing and reimbursement, relationships with vendors and business relationships with physicians, and workplace protection for healthcare staff. Such laws include the Anti-Kickback Statue, the federal False Claims Act (FCA), the Stark Law and state corporate practice of medicine statutes.
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
Temporary suspension of certain patient coverage criteria and documentation and care requirements - The Coronavirus Aid, Relief, and Economic Security Act of 2020 (the CARES Act) and a series of temporary waivers and guidance issued by CMS suspended various Medicare patient coverage criteria to ensure patients continue to have adequate access to care, notwithstanding the burdens placed on healthcare providers as related to the COVID-19 pandemic. Many of these regulatory waivers were issued pursuant to Section 1135 of the Social Security Act, which authorizes the HHS Secretary to temporarily waive or modify Medicare and Medicaid requirements for affected health care providers and facilities following the declaration of a public health emergency (Section 1135 Waivers). HHS also waived requirements specific to skilled nursing facilities pursuant to its authority under Section 1812(f) of the Social Security Act (Section 1812(f) Waiver, and together with the Section 1135 Waivers, the Emergency Waivers). While many of the Emergency Waivers are expected to last throughout the duration of the COVID-19 public health emergency, CMS has announced that will end several Emergency Waivers that are no longer needed as early as May 10, 2021.

Examples of requirements that were waived due to the COVID-19 emergency declaration include the following: (1) approving temporary expansion sites to ensure that local hospitals and health systems have the capacity to handle a potential surge of COVID-19 patients (e.g. CMS Hospital Without Walls); (2) removing barriers for physicians, nurses, and other clinicians from the community or from other states to allow healthcare systems to provide clinical and workforce support where needed; (3) increasing access to telehealth and corresponding reimbursement through Medicare to ensure patients have access to healthcare while remaining safe at home; (4) expanding in-place COVID-19 testing to allow for more testing at home or in community based settings; and (5) temporarily waiving certain documentation, reporting and audit requirements to allow providers, health care facilities, Medicare Advantage and Part D plans, and states to focus on the provision of care (e.g., Patients Over Paperwork). Many states have also waived regulations to ease regulatory burdens on the healthcare industries. It remains uncertain when federal and state regulators will resume enforcement of those regulations, which remain waived or are otherwise not being enforced during the public health emergency. We believe these regulatory actions could contribute to changes in skilled mix potentially impacting the timing, amount or duration, which may have been different without the existence of the waivers.
Pursuant to the Emergency Waivers, CMS also authorized temporary waivers on medical review requirements, effective March 1, 2020, for the duration of the public health emergency. In addition, CMS is re-prioritizing scheduled program audits and contract-level Risk Adjustment Data Validation audits for Medicare Advantage (MA) organizations, Part D sponsors, Medicare-Medicaid Plans, and Programs of All-Inclusive Care for the Elderly organizations. Re-prioritizing these audit activities will allow providers, CMS and organizations to focus on patient care.
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
Resuming visitation and resident rights — CMS has issued guidance to facilities throughout the public health emergency regarding patients’ rights to visitors. While the CMS guidance issued in March 2020 directed that facilities severely restrict visitation, through the course of the Pandemic, CMS has subsequently provided guidance that broadens visitation.
Testing requirements — Beginning in April 2020, authorities in several states in which we operate began to mandate widespread COVID-19 testing at all nursing home and long-term care facilities. This came after the CDC stated that older adults are at a higher risk for serious illness from the coronavirus and issued updated testing guidelines for nursing homes. On July 22, 2020, CMS announced that nursing homes in states with a 5% or greater positivity rate for COVID-19 will be required to test all nursing home staff each week. On August 26, 2020, CMS issued new parameters for testing, requiring routine monthly testing of all facility staff if the facility’s county positivity rate is less than 5%; weekly testing if the county positivity rate is between 5% and 10%; and twice weekly testing if the county positivity rate exceeds 10%. On April 27, 2021, CMS again issued revised parameters for testing, specifying that the requirement for routine testing of staff applies only to those staff members that are unvaccinated - fully vaccinated staff do not have to be routinely tested. The routine testing requirements are in addition to obligations to screen staff each shift, residents daily, and all persons entering the facility for signs and symptoms of COVID-19. Facilities must test any staff or resident, regardless of vaccination status, who has signs or symptoms of COVID-19. In the event of a COVID-19 outbreak in the facility, all staff and residents must be tested at regular intervals until repeat testing identifies no new cases of COVID-19 infection among staff or residents for a 14-day period. In addition to CMS's testing mandates, some states have imposed their own testing requirements for residents and staff or are enforcing testing mandates under existing or expanded workplace safety regulations. Non-compliance with state or federal mandates may result in imposition of fines or other administrative action.

Reporting requirements — Effective May 8, 2020, CMS published an interim final rule requiring skilled nursing facilities to report information related to COVID-19 cases among facility residents and staff directly to the CDC National Health Safety Network no less than weekly. In addition, skilled nursing facilities are required to inform residents, their families and representatives of confirmed or suspected COVID-19 cases in their facilities. This resident/family/representative notification is required to take place by 5:00 p.m. (local time) the next calendar day following the occurrence of: (1) a single confirmed infection of COVID-19, or (2) three or more residents or staff with new-onset of respiratory symptoms that occur within 72 hours of one another. The data collected as a result of the CDC National Health Safety Network reporting is publicly available on a dedicated website. CMS may initiate enforcement activities and/or assess civil monetary penalties for not meeting these reporting requirements. We do not believe these reporting requirements will have a material impact on our Condensed Consolidated Financial Statements.
Survey Activity and Enforcement — On March 20, 2020, CMS announced the initiation of focused infection control surveys intended to assess long-term care facility compliance with infection control requirements in connection with the COVID-19 pandemic. CMS prioritized infection control surveys over annual recertification and complaint surveys at the non-immediate jeopardy level, confirming its commitment to infection prevention and control in the skilled nursing industry. Effective August 17, 2020, CMS provided guidance authorizing resumption of traditional survey activity.
On June 1, 2020 (and subsequently updated in January 2021), CMS introduced an enhanced enforcement program with respect to infection control deficiencies. The program contemplates more significant remedies against facilities with a prior history of infection control deficiencies, and imposes more stringent penalties with deficiencies identified at a higher scope and severity. The spectrum of remedies available to CMS for imposition on skilled nursing facilities in connection with this enhancement includes increased monetary fines, shortened time periods to return to compliance, and other administrative penalties.
Federal COVID-19 Vaccination Program — On December 11, 2020, the U.S. Food and Drug Administration (FDA) issued the first emergency use authorization (EUA) for the Pfizer-BioNTech vaccine for the prevention of COVID-19, followed by the second EUA for the use of the Moderna COVID-19 vaccine on December 28, 2020, and the third EUA for the Johnson & Johnson vaccine on February 27, 2021. Vaccine distribution is now widespread in all 50 states.
Medicare
Medicare presently accounts for approximately 31.7% of our transitional and skilled nursing services revenue year-to-date, being our second-largest payor. The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past, and could in the future, result in substantial reductions in our revenue and operating margins.

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
In addition, PDPM is intended to reduce paperwork requirements for performing patient assessments. Under the SNF PPS PDPM system, the payment to skilled nursing facilities and nursing homes is based heavily on the patient’s condition rather than the specific services provided by each skilled nursing facility.

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
On April 8, 2021, CMS issued a proposed rule for fiscal year 2022 that updates the Medicare payment rates and the quality programs for skilled nursing facilities. Under the proposed rule, which would become effective October 1, 2021, the aggregate net market basket rate is expected to increase by 1.3%, for fiscal year 2022. This estimated increase is attributable to a 2.3% market basket increase factor with a 0.8% point reduction for forecast error adjustment and a 0.2% point reduction for multifactor productivity adjustment.
On April 12, 2021, CMS revealed its intent to recalibrate PDPM’s parity adjustment up to 5.0% based on the prior year aggregate spending under the new model. The reimbursement change, if proposed and finalized, could adversely impact our reimbursement rates.
Sequestration of Medicare Rates
The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called a sequestration. Medicare Fee-For-Service (FFS) claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2.0% reduction in Medicare payments. All Medicare rate payments and settlements have incurred this mandatory reduction and it will continue to be in place through at least 2023, unless Congress takes further action. In response to COVID-19, the CARES Act temporarily suspended the automatic 2.0% reduction of Medicare claim reimbursements for the period of May 1, 2020 through December 31, 2020. On December 27, 2020, the Consolidated Appropriations Act further suspended the 2.0% payment adjustment through March 31, 2021. On April 14, 2021, Congress extended the suspension of the 2.0% payment adjustment through December 31, 2021. To pay for the change, Congress would increase the sequester cuts by one year to fiscal year 2030.

Skilled Nursing Facility Value-Based Purchasing (SNF-VBP) Program
The SNF-VBP Program rewards skilled nursing facilities with incentive payments based on the quality of care they provide to Medicare beneficiaries, as measured by a hospital readmissions measure. CMS annually adjusts its payment rules for skilled nursing facilities using the SNF-VBP Program. Effective October 1, 2018, CMS began withholding 2.0% to fund the SNF-VBP incentive payment pool and will redistribute 60% of the withheld payments back to skilled nursing facilities through the program. The FY 2020 SNF PPS Rules estimate the economic impact of the SNF-VBP Program to be a reduction of $213.6 million in aggregate payments to skilled nursing facilities during fiscal year 2020. The Rule also introduced two new quality measures to assess how health information is shared and adopted a number of standardized patient assessment data elements that assess factors such as cognitive function and mental status, special services, and social determinants of health. The FY 2021 SNF PPS rule updated the deadlines for baseline period qualify measure quarterly reporting and announced performance periods and standards for the FY 2023 program year, but otherwise made no changes to the measures, scoring or payment policies. In the FY 2022 program, CMS proposed changes to account for COVID-19 impacting readmission rates and SNF admissions during the performance periods of FY 2020. These proposed changes would impact the SNF-VBP rate adjustment.
Part B Rehabilitation Requirements
Some of our revenue is paid by the Medicare Part B program under a fee schedule. Part B services are limited with a payment cap by combined speech-language pathology services (SLP) and physical therapy (PT) services and a separate annual cap for occupational therapy (OT) services. These caps were implemented under the authority of the Balanced Budget Amendments of 1997. These amounts were previously associated with the financial limitation amounts. The Bipartisan Budget Act (BBA) of 2018 repealed those caps while retaining and adding additional limitations to ensure appropriate therapy services. This policy does not limit the amount of medically necessary Medicare Part B therapy services a beneficiary may receive. The BBA establishes coding modifier requirements to obtain payments beyond the updated KX modifier thresholds, discussed below, and reaffirms the specific $3,000 claim audit threshold requirements for the Medicare Administrative Contractors. For PT and SLP combined the threshold for coding modifier requirements is $2,110 for 2021, compared to $2,080 for 2020. The threshold is the same for OT services.

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

The Consolidated Appropriations Act of 2021 (CAA, also referred to as The Omnibus Appropriations Law) was signed into law on December 27, 2020. The CAA includes three components relevant to the Medicare Part B PFS. First, the CAA incorporates a rate relief of approximately 3.75% for fiscal year 2021. Additionally, the CAA incorporates a freeze to the payment for the physician add-on code for three years which would effectively create relief on the initial cuts through 2023. Finally, the relief calls for the 2% sequester to not be applied to the Medicare Part B program for the first quarter of 2021. CMS incorporated the first and second components of the CAA relief into the fiscal year 2021 PFS files which were published on January 5, 2021. While the 2021 PFS Final Rule reduced the fiscal year 2021 factor to $32.4085 (calendar year conversion factor was $36.0896), subsequently, the CAA restored part of the reductions resulting in the final FY 2021 conversion factor of $34.8931. This conversion factor rate does not include the 2% sequester which will also qualify as temporary relief for the first quarter of 2021.
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

On May 27, 2020, pursuant to its authority under the Emergency Waivers, CMS added physical therapy, occupational therapy and speech-language pathology to list of approved telehealth Providers for the Medicare Part B programs provided by a skilled nursing facility. This waiver allows the reimbursement of certain HCPCS codes delivered by PT, OT, SLP through telehealth through the end of the public health emergency. Subsequently, the calendar year 2021 PFS Final Rule added certain of these PT and OT services to the list of Medicare telehealth services on a temporary basis through the end of the calendar year in which the COVID-19 public health emergency ends. The PFS Final Rule also increased the frequency limitation on nursing facility telehealth visits from once every 30 days to once every fourteen days. These services have been used to provide some services to community-based outpatients from our skilled nursing facilities that are eligible through local rules to provide community-based outpatient services.
Pursuant to the Emergency Waivers, CMS allowed for the facility to bill an originating site fee to CMS for telehealth services provided to Medicare Part B beneficiary residents of the facility when the services are provided by a physician from an alternate location, effective March 6, 2020 through the end of the public health emergency, which is currently in effect through July 20, 2021. Our facilities are utilizing this waiver as physicians elect to provide telehealth visits to Medicare Part B beneficiaries residing in the skilled nursing facility.
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

In responding to the COVID-19 pandemic, CMS announced a new, targeted inspection plan to focus on urgent patient safety threats and infection control, therefore causing a shift in the number of nursing homes inspected and how the inspections are conducted. As this change would disrupt the inspections conducted as part of the Nursing Home Five Star Quality Rating System, results of inspections conducted on or after March 4, 2020 were not used to calculate a nursing home’s health inspection star ratings. CMS resumed calculating nursing homes' health inspection ratings on January 27, 2021. In addition, beginning on July 29, 2020, data used to calculate staffing measures in the Five Star Quality ratings system for the first and second quarters of 2020 was frozen based upon the waiver of the requirement for facilities to submit staffing data through the PBJ system. This waiver ended in June 2020 for the third and fourth quarters of 2020, and staffing data was reflected in the Five Star ratings January 2021.

Another impact of the COVID-19 pandemic to the Nursing Home Five-Star Quality Rating System is CMS’s decision to make submission of the minimum data set assessment data optional for the fourth quarter of 2019 and excepted for the first and second quarters of 2020. Due to the gap in reported data, CMS did not include the two quality measures that are based on the minimum data set assessment-based data in its quality measure ratings in January 2021.

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
Additionally, Section 1877 of the Social Security Act, commonly known as the “Stark Law,” provides that a physician may not refer a Medicare or Medicaid patient for a “designated health service” to an entity with which the physician or an immediate family member has a financial relationship unless the financial arrangement meets an exception under the Stark Law or its regulations. Designated health services include inpatient and outpatient hospital services, PT, OT, SLP, durable medical equipment, prosthetics, orthotics and supplies, diagnostic imaging, enteral and parenteral feeding and supplies and home health services. Under the Stark Law, a “financial relationship” is defined as an ownership or investment interest or a compensation arrangement. If such a financial relationship exists and does not meet a Stark Law exception, the entity is prohibited from submitting or claiming payment under the Medicare or Medicaid programs or from collecting from the patient or other payor. Many of the compensation arrangements exceptions permit referrals if, among other things, the arrangement is set forth in a written agreement signed by the parties, the compensation to be paid is set in advance, is consistent with fair market value and is not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties. Exceptions may have other requirements. Any funds collected for an item or service resulting from a referral that violates the Stark Law are not eligible for payment by federal healthcare programs and must be repaid to Medicare or Medicaid, any other third-party payor, and the patient. Violations of the Stark Law may result in the imposition of civil monetary penalties, including, treble damages. Individuals and organizations may also be excluded from participation in federal healthcare programs for Stark Law violations. Many states have enacted healthcare provider referral laws that go beyond physician self-referrals or apply to a greater range of services than just the designated health services under the Stark Law.
Regulations Regarding Patient Record Confidentiality
We are also subject to laws and regulations enacted to protect the confidentiality of patient health information. For example, HHS has issued rules pursuant to HIPAA, including the Health Information Technology for Economic and Clinical Health (HITECH) Act which governs our use and disclosure of protected health information of patients. We have established policies and procedures to comply with HIPAA privacy and security requirements at our affiliated facilities and operating subsidiaries. We maintain a company-wide HIPAA compliance plan, which we believe complies with the HIPAA privacy and security regulations. The HIPAA privacy and security regulations have and will continue to impose significant costs on our facilities in order to comply with these standards. There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. Our operations are also subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties for privacy and security breaches. Healthcare entities are also required to afford patients with certain rights of access to their health information under HIPAA and the 21st Century Cures Act (Cures Act). Recently, the Office of Civil Rights, the agency responsible for HIPAA enforcement, has targeted investigative and enforcement efforts on violations of patients’ rights of access, imposing significant fines for violations largely initiated from patient complaints. The Office of the National Coordinator for Health Information Technology can also investigate and impose separate penalties for information blocking violations under the Cures Act.

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
Americans with Disabilities Act
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
REGULATIONS SPECIFIC TO SENIOR LIVING COMMUNITIES
As previously mentioned, senior living services revenue is primarily derived from private pay residents, with a small portion of senior living revenue (approximately 1.9% of total revenue) derived from Medicaid funds. Thus, some of the regulations discussed above applicable to Medicaid providers, also apply to senior living. However, the following provides a brief overview of the regulatory framework applicable specifically to senior living.
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

Results of Operations
We believe we exist to dignify and transform post-acute care. We set out a strategy to achieve our goal of ensuring our patients are receiving the best possible care through our ability to acquire, integrate and improve our operations. Our results serve as a strong indicator that our strategy is working and our transformation is underway. As vaccines continue to become more readily available and COVID-19 cases are declining in the communities we serve, we have begun to see a recovery in our census during the quarter ended March 31, 2021, compared to the fourth quarter of 2020. We continue to experience healthy growth and achieve record revenue and net income.
Our total revenue for the quarter increased $37.6 million, or 6.4% while our diluted GAAP earning per share grew more than 17.8%, from $0.73 to $0.86, compared to the first quarter in 2020. Revenue from our transitional and skilled services collectively increased by 7.7%. See Recent Activities for further information. Our one operation at a time approach demonstrates our affiliated operators focus on clinical results and operational fundamentals. We have also strengthened our collection process and identified non-clinical areas where we can manage spending. These operational fundamentals coupled with the reduction of interest expense due to the deferral of payroll tax payments and cash generated from strong performance resulted in strong financial success in the quarter.

The following table sets forth details of operating results for our revenue, expenses and earnings, and their respective components, as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2021	2020

Revenue:
Service revenue	99.4%	99.4%
Rental revenue	0.6	0.6
Total revenue	100.0%	100.0%
Expense:
Cost of services	76.8	77.1
Rent—cost of services	5.3	5.5
General and administrative expense	5.5	5.5
Depreciation and amortization	2.2	2.3
Total expenses	89.8	90.4
Income from operations	10.2	9.6
Other income (expense):
Interest expense	(0.3)	(0.6)
Interest and other income	0.1	0.1
Other expense, net	(0.2)	(0.5)
Income before provision for income taxes	10.0	9.1
Provision for income taxes	2.1	2.1
Net income	7.9	7.0
Less: net income attributable to noncontrolling interests	0.1	0.1
Net income attributable to The Ensign Group, Inc.	7.8%	6.9%

	Three Months Ended March 31,
	2021	2020

Segment Income(1)	(In thousands)
Transitional and skilled services	$88,931	$80,591
Real estate(2)	$8,821	$6,325
Non-GAAP Financial Measures:
Performance Metrics
EBITDA	$76,707	$70,161

Adjusted EBITDA	$80,879	$73,810

FFO for real estate segment	$13,514	$10,840

Valuation Metric
Adjusted EBITDAR	$114,297
(1) Segment income represents operating results of the reportable segments excluding gain and loss on sale of assets, impairment charges and provision for income taxes. Segment income is reconciled to the Condensed Consolidated Statement of Income in Note 7, Business Segments in Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
(2) Real estate segment income includes rental revenue from Ensign affiliated tenants and related expenses.

The following discussion includes references to EBITDA, Adjusted EBITDA, Adjusted EBITDAR and Funds from Operations (FFO) which are non-GAAP financial measures (collectively, the Non-GAAP Financial Measures). Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other provisions of the Securities Exchange Act of 1934, as amended (the Exchange Act), define and prescribe the conditions for use of certain non-GAAP financial information. These Non-GAAP Financial Measures are used in addition to and in conjunction with results presented in accordance with GAAP. These Non-GAAP Financial Measures should not be relied upon to the exclusion of GAAP financial measures. These Non-GAAP Financial Measures reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business.
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

Management strongly encourages investors to review our condensed consolidated financial statements in their entirety and to not rely on any single financial measure. Because these Non-GAAP Financial Measures are not standardized, it may not be possible to compare these financial measures with other companies’ Non-GAAP financial measures having the same or similar names. These Non-GAAP Financial Measures should not be considered a substitute for, nor superior to, financial results and measures determined or calculated in accordance with GAAP. We strongly urge you to review the reconciliation of income from operations to the Non-GAAP Financial Measures in the table below, along with our condensed consolidated financial statements and related notes included elsewhere in this document.

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
•stock-based compensation expense;
•gain on sale of assets; and
•acquisition related costs.
Funds from Operations (FFO)
We consider FFO to be a useful supplemental measure of the operating performance of our real estate segment. Historical cost accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time as evidenced by the provision for depreciation. However, since real estate values have historically risen or fallen with market conditions, many real estate investors and analysts have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient. In response, the National Association of Real Estate Investment Trusts (NAREIT) created FFO as a supplemental measure of operating performance for REITs, which excludes historical cost depreciation from net income. We define (in accordance with the definition used by NAREIT) FFO to mean net income attributable to common stockholders (NICS), computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of real estate and impairment of depreciable real estate assets and including depreciation and amortization related to real estate to earnings.

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

The table below reconciles net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods presented:

	Three Months Ended March 31,
	2021	2020

Consolidated statements of income data:	(In thousands)
Net income	$49,837	$41,201
Less: net income attributable to noncontrolling interests	631	352
Add: Interest expense, net	893	2,967
Provision for income taxes	12,949	12,625
Depreciation and amortization	13,659	13,720
EBITDA	$76,707	$70,161

Stock-based compensation expense	4,054	3,235
Results related to operations not at full capacity(a)	584	342
Gain on sale of assets	(540)	—
Acquisition related costs(b)	36	50
Rent related to items above	38	22
Adjusted EBITDA	$80,879	$73,810
Rent—cost of services	33,456	32,330
Less: rent related to items above	(38)	(22)
Adjusted rent	33,418	32,308
Adjusted EBITDAR	$114,297

(a) Represents results of operations not at full capacity during the period presented.
(b) Costs incurred to acquire operations which are not capitalizable.

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

The following table sets forth details of operating results for our revenue and earnings, and their respective components, by our reportable segment for the periods indicated:

	Three Months Ended March 31, 2021
	Transitional and skilled services	Real estate	All Other	Eliminations	Consolidated
Total revenue	601,036	15,879	22,240	(11,902)	$627,253
Total expenses, including other expense, net	512,105	7,058	57,646	(11,902)	564,907
Segment income (loss)	88,931	8,821	(35,406)	—	62,346
Gain from sale of real estate(1)					440
Income before provision for income taxes					$62,786
(1) Gain from sale of real estate includes gains or losses from the sale of real estate, insurance recoveries and impairment charges from operations.

	Three Months Ended March 31, 2020
	Transitional and skilled services	Real estate	All Other	Eliminations	Consolidated
Total revenue	$558,304	$14,944	$27,647	$(11,282)	$589,613
Total expenses, including other expense, net	477,713	8,619	60,737	(11,282)	535,787
Segment income (loss)	80,591	6,325	(33,090)	—	53,826
Income before provision for income taxes					$53,826

Our total revenue increased $37.6 million, or 6.4%, compared to the three months ended March 31, 2020. The increase in revenue was primarily driven by an increase in our skilled mix days and revenue per patient day from our transitional and skilled services operations, along with the impact of acquisitions. Total revenue from operations acquired on or subsequent to January 1, 2020 increased our consolidated revenue by $19.1 million during the three months ended March 31, 2021, when compared to the same period in 2020. In addition, we recorded $16.5 million of state relief revenue, which correlated directly to the additional COVID-19 related expenses incurred. All state relief revenue is included in Medicaid revenue.

Transitional and Skilled Services

Revenue

The following table presents the transitional and skilled services revenue and key performance metrics by category during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change	% Change

Total Facility Results:	(Dollars in thousands)
Transitional and skilled revenue(4)	$601,036	$558,304	$42,732	7.7%
Number of facilities at period end	200	194	6	3.1%
Number of campuses at period end*	23	22	1	4.5%
Actual patient days(4)	1,509,600	1,643,390	(133,790)	(8.1)%
Occupancy percentage — Operational beds	71.1%	79.4%		(8.3)%
Skilled mix by nursing days	34.4%	29.3%		5.1%
Skilled mix by nursing revenue	55.6%	50.1%		5.5%

	Three Months Ended March 31,
	2021	2020	Change	% Change

Same Facility Results(1):	(Dollars in thousands)
Transitional and skilled revenue(4)	$491,790	$476,896	$14,894	3.1%
Number of facilities at period end	165	165	—	—%
Number of campuses at period end*	15	15	—	—%
Actual patient days(4)	1,219,693	1,371,803	(152,110)	(11.1)%
Occupancy percentage — Operational beds	72.2%	80.4%		(8.2)%
Skilled mix by nursing days	35.4%	31.0%		4.4%
Skilled mix by nursing revenue	56.6%	52.1%		4.5%

	Three Months Ended March 31,
	2021	2020	Change	% Change

Transitioning Facility Results(2):	(Dollars in thousands)
Transitional and skilled revenue(4)	$89,025	$79,027	$9,998	12.7%
Number of facilities at period end	26	26	—	—%
Number of campuses at period end*	7	7	—	—%
Actual patient days(4)	235,668	263,341	(27,673)	(10.5)%
Occupancy percentage — Operational beds	66.9%	74.7%		(7.8)%
Skilled mix by nursing days	30.6%	20.7%		9.9%
Skilled mix by nursing revenue	51.2%	38.7%		12.5%

	Three Months Ended March 31,
	2021	2020	Change	% Change

Recently Acquired Facility Results(3):	(Dollars in thousands)
Transitional and skilled revenue(4)	$20,221	$2,381	$17,840	NM
Number of facilities at period end	9	3	6	NM
Number of campuses at period end*	1	—	1	NM
Actual patient days(4)	54,239	8,246	45,993	NM
Occupancy percentage — Operational beds	66.8%	73.6%		NM
Skilled mix by nursing days	28.1%	18.1%		NM
Skilled mix by nursing revenue	49.5%	31.7%		NM
* Campus represents a facility that offers both skilled nursing and senior living services. Revenue and expenses related to skilled nursing and senior living services have been allocated and recorded in the respective operating segment.
(1)Same Facility results represent all facilities purchased prior to January 1, 2018.
(2)Transitioning Facility results represent all facilities purchased from January 1, 2018 to December 31, 2019.
(3)Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2020.
(4)The first quarter of 2021 included 90 days compared to 91 days for the same period in 2020 as a result of the leap year.

Transitional and skilled services revenue increased $42.7 million, or 7.7%, compared to the three months ended March 31, 2020. Of the $42.7 million increase, Medicare revenue increased $34.7 million, or 22.3%, Medicaid custodial revenue increased $6.8 million, or 3.1%, Medicaid skilled revenue increased $4.0 million, or 11.1%, and managed care revenue increased by $6.3 million, or 6.2%. Private and other revenue decreased $9.1 million, or 20.7%.

The increase in revenue was primarily driven by strong performance across our transitional and skilled services operations. The negative impact of COVID-19 on our census started in March 2020 and continues in 2021. Our occupancy decreased by 8.3% compared to the same period in the prior year. The decline is partially offset by the increase in skilled mix days due to a shift toward high acuity patients.

Revenue in our Same Facilities increased $14.9 million, or 3.1% due to greater patient acuity and skilled days, even while occupancy and census declined by 8.2% and 11.1%, respectively, due to COVID-19. The decline in our occupancy is mainly in our non-skilled patient days, which is being primarily offset by a shift to higher Medicare census, which also drove up skilled mix days and revenue. Our skilled mix days increased by 4.4% coupled with an increase from our skilled revenue daily rate of 6.1%, which included the impact of 2% sequestration reversal and 2.2% net market basket Medicare rates. This resulted in an increase in skilled mix revenue of $18.0 million.

We continued to experience decreased Medicaid custodial and private patient census days related to COVID-19. Our Medicaid census decreased by 15.0%, but was offset by an increase in our Medicaid daily rate of 8.6% as a result of our successful participation in the quality improvement programs and the supplemental programs in various states. In addition, included in total revenue for Same Facilities is $13.8 million of Medicaid revenue related to state relief funding.

Revenue generated by our Transitioning Facilities increased $10.0 million, or 12.7%, primarily due to increases in our daily rate and skilled mix days compared to the three months ended March 31, 2020, demonstrating our ability to transition these healthcare operations that were acquired two and three years ago. In addition, we experienced and continued to see a shift toward higher acuity patients, as demonstrated by increased census in all skilled payors. As a result, skilled mix revenue increased by $12.6 million, or 43.7%, compared to the three months ended March 31, 2020. Our skilled days increased by 32.3%, resulting in an increase in our skilled mix revenue daily rate of 8.6%.

Transitional and skilled services revenue generated by facilities purchased on or subsequent to January 1, 2020 (Recently Acquired Facilities) increased by approximately $17.8 million compared to the three months ended March 31, 2020. We acquired seven operations between April 1, 2020 and March 31, 2021 across three states.
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

The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate (1):

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Skilled Nursing Average Daily Revenue Rates:
Medicare	$691.83	$663.60	$678.43	$628.33	$737.01	$508.35	$691.34	$657.78
Managed care	505.34	477.01	484.69	438.87	365.48	416.96	500.13	472.74
Other skilled	546.42	523.47	400.72	323.86	512.79	—	533.43	513.89
Total skilled revenue	595.16	560.95	576.89	531.21	604.56	485.19	592.90	557.35
Medicaid	251.41	231.40	241.67	219.18	240.72	232.31	249.38	229.23
Private and other payors	239.48	233.91	241.99	218.82	243.88	228.44	240.06	230.95
Total skilled nursing revenue	$371.89	$333.89	$344.15	$283.62	$343.36	$277.07	$366.53	$325.54
(1) These rates exclude additional FMAP we recognized and include sequestration reversal of 2%.

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 4.3% and 8.0%, respectively, compared to the three months ended March 31, 2020. The increase is attributable to the 2.2% net market basket increase that became effective in October 2020 coupled with our continued shift towards higher acuity patients. Included in revenue for the three months ended March 31, 2021 is the result of the temporary suspension of the 2% Medicare sequestration, which started on May 1, 2020 and will go through March 31, 2021. On April 14, 2021, through passage of An Act to Prevent Across-the-Board Direct Spending Cuts, and for Other Purposes, Congress extended the suspension of the 2.0% payment adjustment through December 31, 2021.

Our average Medicaid rates increased 8.8% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states. Medicaid rates exclude the amount of state relief revenue we recorded.

Payor Sources as a Percentage of Skilled Nursing Services. We use our skilled mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods.

The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Percentage of Skilled Nursing Revenue:
Medicare	29.4%	25.2%	30.9%	24.1%	33.2%	24.8%	29.7%	25.0%
Managed care	19.0	18.9	17.3	13.0	6.4	6.9	18.3	18.0
Other skilled	8.2	8.0	3.0	1.6	9.9	—	7.6	7.1
Skilled mix	56.6	52.1	51.2	38.7	49.5	31.7	55.6	50.1
Private and other payors	5.9	7.7	7.0	10.6	6.9	21.1	6.1	8.1
Medicaid	37.5	40.2	41.8	50.7	43.6	47.2	38.3	41.8
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Percentage of Skilled Nursing Days:
Medicare	15.8%	12.7%	15.7%	10.9%	15.5%	13.5%	15.8%	12.4%
Managed care	14.0	13.2	12.3	8.4	6.0	4.6	13.4	12.4
Other skilled	5.6	5.1	2.6	1.4	6.6	—	5.2	4.5
Skilled mix	35.4	31.0	30.6	20.7	28.1	18.1	34.4	29.3
Private and other payors	9.1	11.0	9.9	13.8	9.7	25.6	9.3	11.5
Medicaid	55.5	58.0	59.5	65.5	62.2	56.3	56.3	59.2
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services

The following table sets forth total cost of services for our transitional and skilled services segment for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2021	2020	$	%

Cost of service	$462,960	$430,540	$32,420	7.5%
Revenue percentage	77.0%	77.1%		(0.1)%

Cost of services related to our transitional and skilled services segment increased $32.4 million, or 7.5%, primarily due to additional costs related to new acquisitions, which accounted for $13.4 million of the increase to cost of services. Cost of services as a percentage of revenue decreased to 77.0% from 77.1%, a decrease of 0.1%. We experienced an increase in expenses on a per patient day basis related to COVID-19, including wages, supplies and additional ancillary costs. These increases were offset with better collections.

Real Estate Segment

	Three Months Ended March 31,		Change
	2021	2020	$	%

	(In thousands)
Rental revenue generated from third-party tenants	$3,977	$3,662	$315	8.6%
Rental revenue generated from Ensign affiliated operations	11,902	11,282	620	5.5
Total rental revenue	$15,879	$14,944	$935	6.3%
Segment income	8,821	6,325	2,496	39.5
Depreciation and amortization	4,693	4,515	178	3.9
FFO	$13,514	$10,840	$2,674	24.7%

Rental revenue. Our rental revenue, including revenue generated from our affiliated facilities, increased by $0.9 million, or 6.3%, to $15.9 million, compared to the three months ended March 31, 2020. The increase in revenue is primarily attributable to acquisitions and CPI increases.

FFO. Our FFO increased $2.7 million, or 24.7% to $13.5 million, compared to the three months ended March 31, 2020. The increase in FFO is primarily related to the increase in rental revenue and the decrease in interest expense.

All Other Service Revenue

Our other revenue decreased by $5.4 million, or 19.6%, to $22.2 million, compared to the three months ended March 31, 2020. Other revenue for 2021 includes senior living revenue of $11.8 million and revenue from other ancillary services of $10.4 million. The decrease in other revenue is due to the impact of COVID-19, which negatively impacted services in our other ancillary services.
Consolidated Financial Expenses

Rent — cost of services. Our rent — cost of services as a percentage of total revenue decreased by 0.2% to 5.3%, primarily due to the growth in revenue outpacing the increase in rent expense.
General and administrative expense — General and administrative expense increased $2.0 million or 6.3%, to $34.3 million. This increase was primarily due to increases in wages and benefits due to enhanced performance and growth. In addition, general and administrative expense as a percentage of revenue remained consistent at 5.5%.
Depreciation and amortization — Depreciation and amortization expense decreased $0.1 million, or 0.4%, to $13.7 million. Depreciation and amortization decreased 0.1%, to 2.2%, as a percentage of revenue.
Other expense, net — Other expense, net as a percentage of revenue decreased by 0.3%, to 0.2%. Other expense primarily includes interest expense related to debt. During the quarter, we were able to utilize the funds available from the deferral of social security taxes to reduce the amount outstanding on our revolving credit facility. The deferral of taxes are due to be repaid in part by the end of fiscal year 2021, with the remaining half due at the end of fiscal year 2022.
Provision for income taxes —  Our effective tax rate was 20.6% for the three months ended March 31, 2021, compared to 23.5% for the same period in 2020. The lower effective tax rate reflects an increase in additional tax benefit from share-based payment awards. The lower effective tax rate was partially offset by increases in certain non-taxable and non-deductible items. See Note 14, Income Taxes, in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our Credit Facility. Our liquidity as of March 31, 2021 is impacted by cash generated from strong operational performance and the repayment of Medicare Accelerated and Advance Payment Program funds.
Historically, we have primarily financed the majority of our acquisitions through the financing of our operating subsidiaries through mortgages, our Credit Facility, and cash generated from operations. Total capital expenditures for property and equipment were $15.3 million and $15.8 million for the three months ended March 31, 2021 and 2020, respectively. We currently have approximately $65.0 million budgeted for renovation projects for 2021. We believe our current cash balances, our cash flow from operations and the amounts available under our Credit Facility will be sufficient to cover our operating needs for at least the next 12 months.

We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of March 31, 2021 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of March 31, 2021, we held debt security investments of approximately $49.0 million, which were split between AA, A and BBB rated securities. We believe our debt security investments that were in an unrealized loss position as of March 31, 2021 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.

As mentioned above, our primary sources of cash is from our ongoing operations. Our positive cash flows have supported our business and have allowed us to pay regular dividends to our stockholders. We currently anticipate that existing cash and total investments as of March 31, 2021, along with projected operating cash flows and available financing, will support our normal business operations for the foreseeable future.

The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Three Months Ended March 31,
	2021	2020

Net cash provided by/(used in):	(In thousands)
Operating activities	$34,294	$27,123
Investing activities	(12,212)	(15,542)
Financing activities	(103,117)	(7,539)
Net (decrease)/increase in cash and cash equivalents	(81,035)	4,042
Cash and cash equivalents beginning of period	236,562	59,175
Cash and cash equivalents at end of period	$155,527	$63,217
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities.
The $7.2 million increase in cash provided by operating activities for the three months ended March 31, 2021 compared to the same period in 2020, was primarily due to higher net income and changes in working capital. Changes in working capital was driven by strong accounts receivable collections and timing of accounts payable, which is partially offset by the timing of accrued wages and related liabilities and prepaid expenses and other assets.
Investing Activities
Investing cash flows consist primarily of capital expenditures, investment activities, insurance proceeds and cash used for acquisitions.
The $3.3 million decrease in cash used in investing activities for the three months ended March 31, 2021 compared to the same period in 2020, was primarily due to an increase in cash from insurance proceeds of $6.3 million which was partially offset by an increase in purchases of investments, net of maturities, of $3.8 million.
Financing Activities
Financing cash flows consist primarily of payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, repayment of the Medicare Accelerated and Advance Payment Program funds and sale of shares of common stock through employee equity incentive plans.

The decrease in cash provided by financing activities for the three months ended March 31, 2021 compared to the same period in 2020 of $95.6 million was primarily due to the repayment of the Medicare Accelerated and Advance Payment Program funds of $102.0 million.

Credit Facility with a Lending Consortium Arranged by Truist

We maintain the Credit Facility with a lending consortium arranged by Truist, which includes a revolving line of credit of up to $350.0 million in aggregate principal amount. The maturity date of the Credit Facility is October 1, 2024. The interest rates applicable to loans under the Credit Facility are, at the Company's option, equal to either a base rate plus a margin ranging from 0.50% to 1.50% per annum or LIBOR plus a margin range from 1.50% to 2.50% per annum, based on the Consolidated Total Net Debt to Consolidated EBITDA ratio (as defined in the agreement). In addition, we pay a commitment fee on the unused portion of the commitments that ranges from 0.25% to 0.45% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio.

Mortgage Loans and Promissory Notes

As of March 31, 2021, 19 of our subsidiaries have mortgage loans insured with HUD for an aggregate amount of $113.3 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear fixed interest rates range of 2.6% to 3.5% per annum. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. For the majority of the loans, the prepayment fee is 10% during the first three years and is reduced by 3% in the fourth year of the loan, and reduced by 1% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The term of the mortgage loans are 25 to 35 years.

In addition to the HUD mortgage loans above, we have a promissory note in connection with an acquisition. The note bears a fixed interest rate of 5.3% per annum and the term of the note is 12 years. The note is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.
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

U.S. Department of Justice Civil Investigative Demand
On May 31, 2018, we received a Civil Investigative Demand (CID) from the U.S. Department of Justice stating that it is investigating to determine whether we have violated the False Claims Act and/or the Anti-Kickback Statute with respect to the relationships between certain of our skilled nursing facilities and persons who served as medical directors, advisory board participants or other referral sources. The CID covered the period from October 3, 2013 through 2018, and was limited in scope to ten of our Southern California skilled nursing facilities. In October 2018, the Department of Justice made an additional request for information covering the period of January 1, 2011 through 2018, relating to the same topic. As a general matter, our operating entities maintain policies and procedures to promote compliance with the False Claims Act, the Anti-Kickback Statute, and other applicable regulatory requirements. We have fully cooperated with the U.S. Department of Justice to promptly respond to the requests for information and have been advised that the U.S. Department of Justice has declined to intervene in any subsequent action based on or related to the subject matter of this investigation.

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

Recent Accounting Standards Adopted by the Company

In December 2019, the FASB issued Accounting Standards Update (ASU) 2019-12 "Simplifying the Accounting for Income Taxes (Topic 740)", as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. We adopted this standard on January 1, 2021 and determined there was no material impact on our financial position, results of operations and liquidity.

In May 2020, the SEC issued Final Rule Release No. 33-10786, “Amendments to Financial Disclosures about Acquired and Disposed Businesses” (“SEC Rule 33-10786”), which amends the disclosure requirements applicable to acquisitions and dispositions of businesses. Amendments within SEC Rule 33-10786 primarily impact (1) the tests and thresholds used to determine the significance of acquisitions and dispositions; (2) the form and content of pro forma information required to be disclosed in connection with significant acquisitions and dispositions; (3) acquiree financial statement requirements; and (4) thresholds used to determine the significance of acquisitions and dispositions of real estate operations, and related financial statement requirements, among others. We adopted this standard on January 1, 2021 and determined there was no material impact on our condensed consolidated financial statements.

Accounting Standards Recently Issued but Not Yet Adopted by the Company

In February 2020, the FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848)" which provides temporary, optional practical expedients and exceptions to enable a smoother transition to reference rates which are expected to replace LIBOR reference rates. Adoption of the provisions of ASU 2020-04 is optional. The amendments are effective for all entities from the beginning of the interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. We are currently evaluating the impact of ASU. 2020-04 on our financial position, results of operations and liquidity.

In November 2020, the SEC issued final rules 33-10890 and 34-90459 “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information,” which modernizes and simplifies certain disclosure requirements of Regulation S-K. Certain key rule amendments eliminate the requirement to disclose Selected Financial Data; Selected Quarterly Financial Data, with certain exceptions; the impact of inflation and changing prices, provided the impact is not material; off-balance sheet arrangements in tabular form; and the aggregate amount of contractual obligations in tabular form. The final rules also amended various aspects of Item 303, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. The final rules are effective for all registration statements, annual reports and quarterly reports filed on or after August 9, 2021, with early adoption permitted. We are currently evaluating the impact of the disclosure changes in our annual and quarterly reports.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had approximately $7.6 million on our Credit Facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. We are exposed to risks associated with market changes in interest rates through our borrowing arrangements and investments. In particular, our Credit Facility exposes us to variability in interest payments due to changes in LIBOR interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our mortgages and promissory notes require principal and interest payments through maturity pursuant to amortization schedules.

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
As of March 31, 2021, there was no outstanding debt under our Credit Facility. We have outstanding indebtedness under mortgage loans insured with Department of Housing and Urban Development (HUD) and one promissory note to a third party of $117.0 million all of which are at fixed interest rates.

Our cash and cash equivalents as of March 31, 2021 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of March 31, 2021, we held debt security investments of approximately $49.0 million which were split between AA, A, and BBB rated securities. We believe our debt security investments that were in an unrealized loss position as of March 31, 2021 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of March 31, 2021 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

LIBOR Phase Out — LIBOR is expected to be phased out. Currently, our borrowings under our Credit Facility provide us flexibility to choose floating rates, one of which is based on LIBOR. We currently expect that the determination of interest under our credit agreement would be revised as provided under the agreement or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR for similar types of loans. Despite our current expectations, we cannot be sure that, if LIBOR is phased out or transitioned, the changes to the determination of interest under our agreement would approximate the current calculation in accordance with LIBOR.

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.        LEGAL PROCEEDINGS
Regulatory Matters — Laws and regulations governing Medicare and Medicaid programs are complex and subject to review and interpretation. Compliance with such laws and regulations can be subject to future governmental review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. Included in these laws and regulations is HIPAA, which requires healthcare providers (among other things) to safeguard the privacy and security of certain health information.

Cost-Containment Measures — Both government and private pay sources have instituted cost-containment measures designed to limit payments made to providers of healthcare services, and there can be no assurance that future measures designed to limit payments made to providers will not adversely affect us.

Indemnities — From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which we may be required to indemnify property owners or prior facility operators for post-transfer environmental or other liabilities and other claims arising from our use of the applicable premises, (ii) operations transfer agreements, in which we agree to indemnify past operators of facilities we acquire against certain liabilities arising from the transfer of the operation and/or the operation thereof after the transfer to the Company's independent operating subsidiary, (iii) certain lending agreements, under which we may be required to indemnify the lender against various claims and liabilities, and (iv) certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of their employment or other relationship to the Company. The terms of such obligations vary by contract and, in most instances, do not expressly state or include a specific or maximum dollar amount. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, because no claims have been asserted, no liabilities have been recorded for these obligations on our balance sheets for any of the periods presented.
In connection with the spin-off transaction, certain landlords required, in exchange for their consent to the transaction, that our lease guarantees remain in place for a certain period of time following the spin-off. These guarantees could result in significant additional liabilities and obligations for us if Pennant were to default on their obligations under their leases with respect to these properties.
U.S. Department of Justice Civil Investigative Demand — On May 31, 2018, we received a CID from the U.S. Department of Justice stating that it was investigating to determine whether there had been a violation of the False Claims Act and/or the Anti-Kickback Statute with respect to the relationships between certain of our independently operated skilled nursing facilities and persons who serve or have served as medical directors, advisory board participants or other potential referral sources. The CID covered the period from October 3, 2013 through 2018, and was limited in scope to ten of our Southern California independent operating entities. In October 2018, the Department of Justice made an additional request for information covering the period of January 1, 2011 through 2018, relating to the same topic. As a general matter, our independent operating entities have established and maintain policies and procedures to promote compliance with the False Claims Act, the Anti-Kickback Statute, and other applicable regulatory requirements. We have fully cooperated with the U.S. Department of Justice and promptly responded to their requests for information, and have been advised that the U.S. Department of Justice has declined to intervene in any subsequent action filed by a relator in connection with the subject matter of this investigation.

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

In addition to the potential lawsuits and claims described above, we are also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare) or payor. A violation may provide the basis for exclusion from Federally funded healthcare programs. Such exclusions could have a correlative negative impact on our financial performance. Under the qui tam or "whistleblower" provisions of the False Claims Act, a private individual with knowledge of fraud may bring a claim on behalf of the Federal Government and receive a percentage of the Federal Government's recovery. Due to these whistleblower incentives, qui tam lawsuits have become more frequent. For example, and despite the decision of the U.S. Department of Justice to decline to participate in litigation based on the subject matter of its previously issued Civil Investigative Demand, the qui tam relator is continuing on with the lawsuit and pursuing claims that one or more of the Company's independent operating entities have allegedly violated the False Claims Act and/or the Anti-Kickback Statute.

In addition to the Federal False Claims Act, some states, including California, Arizona and Texas, have enacted similar whistleblower and false claims laws and regulations. Further, the Deficit Reduction Act of 2005 created incentives for states to enact anti-fraud legislation modeled on the Federal False Claims Act. As such, we could face increased scrutiny, potential liability, and legal expenses and costs based on claims under state false claims acts in markets where our independent operating subsidiaries do business.

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

Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and our independent operating entities are routinely subjected to varying types of claims, including class action "staffing" suits. These class-action “staffing” suits have the potential to result in large jury verdicts and settlements. We expect the plaintiffs' bar to continue to be aggressive in their pursuit of these staffing and similar claims.
We and our independent operating subsidiaries have been, and continue to be, subject to claims and legal actions that arise in the ordinary course of business, including potential claims related to patient care and treatment (professional negligence claims) as well as employment related claims. In addition, we and our independent operating subsidiaries, and others in the industry, are subject to claims and lawsuits in connection with COVID-19 and facility preparation for and/or response to the COVID-19 pandemic. While we have been able to settle or otherwise resolve these types of claims without an ongoing material adverse effect on our business, a significant increase in the number of these claims, or an increase in the amounts owing should plaintiffs be successful in their prosecution of future claims, could materially adversely affect the Company’s business, financial condition, results of operations and cash flows.
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
Medicare Revenue Recoupments — We and our independent operating subsidiaries are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments resulting from reviews conducted via RAC, Program Safeguard Contractors, and Medicaid Integrity Contractors (collectively referred to as Reviews). For several months during the COVID-19 pandemic, CMS suspended its Targeted Probe and Educate Program. Beginning in August 2020, CMS resumed Targeted Probe and Educate Program activity. As of March 31, 2021, two of our independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process. Subsequently, during April, one facility review was resolved and closed. We anticipate that these Reviews could increase in frequency in the future. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. As of March 31, 2021, our independent operating subsidiaries have responded to the requests with respect to the claims currently under review, on appeal or in a dispute resolution process.

Item 1A.    RISK FACTORS
We are providing the following summary of the risk factors contained in our Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. We encourage our stockholders to carefully review the risk factors contained in this Form 10-Q in their entirety for additional information regarding the risks and uncertainties that could cause our actual results to vary materially from recent results or from our anticipated future results.

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
•Reforms to the U.S. healthcare system, including the ACA, continue to impose new requirements upon us and may lower our reimbursements.
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
•We may incur operational difficulties or be exposed to claims and liabilities as a result of the separation of Pennant, including if the Spin-Off and the CareTrust Spin-Off (defined below) are not tax-free for U.S. federal income tax purposes.
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

The extent to which the COVID-19 public health emergency will continue impacting our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, federal vaccination program efforts, additional or modified government actions, new information which may emerge concerning the severity of the virus and efficacy of vaccinations, and the actions taken to contain the virus or treat its impact, among others. Some of the risks of COVID-19 are being mitigated as a result of the federal vaccination program, including vaccinations of nursing facility staff and residents, but there remains uncertainty as to when the pandemic will officially end.

As discussed in Item 2., under Government Regulation, federal, state and local regulators have implemented new regulations and waived existing regulations to promote care delivery during the COVID-19 public health emergency. While the majority of these changes are beneficial by reducing regulatory burdens, these accommodations may also have an adverse effect through increased legal and operational costs related to compliance and monitoring. Additionally, most of the accommodations are limited in duration and tied to the COVID-19 public health emergency declaration, thus there may be significant operational change requirements on short notice. Also, the reinstatement of waived state and federal regulations may not occur simultaneously, requiring heightened monitoring to ensure compliance.

Other factors from the continuation of the COVID-19 pandemic that could have an adverse effect on our business, financial condition, liquidity, results of operations and prospects, include:

•potential for increased government regulations and restrictions to combat COVID-19 as a result of the 2020 Presidential and Congressional elections;
•significantly reduced occupancy as a result of government-imposed orders;
•lower census due to general decline in all hospital procedures, including elective/non-urgent procedures;
•increased costs and staffing requirements related to additional CDC protocols, federal and state workforce protection and related isolation procedures, including obligations to test patients and staff for COVID-19;
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

We derived 30.5% and 26.6% of our service revenue from the Medicare programs for the three months ended March 31, 2021 and 2020, respectively. In addition, many other payors may use published Medicare rates as a basis for reimbursements. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, or if there are delays in Medicare payments, our business and results of operations will be adversely affected.

The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), annual caps that limit the amount that can be paid (including deductible and coinsurance amounts) administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past and could in the future result in substantial reductions in our revenue and operating margins. For example, see Item 2., under Government Regulation, Sequestration of Medicare Rates.

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
•the reduction or elimination of annual rate increases (See also, Item 2., under Government Regulation); or
•an increase in co-payments or deductibles payable by beneficiaries.
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
A significant portion of reimbursement for skilled nursing services comes from Medicaid. In fact, Medicaid is our largest source of revenue, accounting for 43.6% and 44.4% of our service revenue for the three months ended March 31, 2021 and 2020, respectively. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets, which has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. Since a significant portion of our revenue is generated from our skilled nursing operating subsidiaries in California, Texas and Arizona, any budget reductions or delays in these states could adversely affect our net patient service revenue and profitability. Despite present state budget surpluses in many of the states in which we operate, we can expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities, and any such decline could adversely affect our financial condition and results of operations.

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
As discussed in more detail in Item 2., under Government Regulation, CMS implemented a final rule in October 2019 to replace the existing case-mix classification system, Resource Utilization Groups, Version IV, with a new case-mix classification system, PDPM, that focuses more on the clinical condition of the patient and less on the volume of services provided. Payments under PDPM for FY 2021 are estimated to remain largely unchanged from FY 2020, but there remains risk that CMS may make future adjustments to reimbursement levels as it continues to monitor the impact of PDPM on patient outcomes and budget neutrality. With the increased focus on therapy utilization under RUGs IV, there is concern as to the accuracy of the parity adjustment and how closely it will reflect the data that will be captured under PDPM where the focus is on the clinical condition of the patient in lieu of resource utilization. In addition, the entire parity adjustment could be removed by CMS and this would cause a drastic reduction in payments.

Reforms to the U.S. healthcare system continue to impose new requirements upon us and may lower our reimbursements.
The ACA included sweeping changes to how healthcare is paid for and furnished in the U.S. Applicable to our business, as discussed in greater detail in Item 2., under Government Regulation, the ACA has resulted in significant changes to our operations and reimbursement models for services we provide. CMS continues to issue rules to implement the ACA. Courts continue to interpret and apply the ACA’s provisions.

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

A number of lawsuits have been filed challenging various aspects of the ACA and related regulations. In addition, the efficacy of the ACA is the subject of much debate among members of Congress and the public. On December 14, 2018, the U.S. District Court for the Northern District of Texas held the individual mandate provision, and therefore the entirety of the ACA, unconstitutional. This ruling was appealed to the Fifth Circuit Court of Appeals, which issued its decision on December 18, 2019, partially affirming the district court’s decision, finding the individual mandate to be unconstitutional and remanding the case to the district court for additional analysis on whether the individual mandate provision was severable from the remainder of the ACA. The case was appealed to the U.S. Supreme Court, which heard arguments November 10, 2020, and a decision is expected in spring 2021. Other unrelated cases challenging the ACA or related rules have had inconsistent outcomes - some expand the ACA while others limit the ACA. Thus, the future impact of the ACA on our business is difficult to predict. The uncertainty as to the future of the ACA may negatively impact our business, as will any material changes to the ACA.

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

In cases where claim and documentation review by any CMS contractor results in repeated poor performance, an operation can be subjected to protracted oversight. This oversight may include repeat education and re-probe, extended pre-payment review, referral to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement outside of specifically reviewed claims. Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. As of March 31, 2021, two of our independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process, either pre or post-payment. Subsequently, during April, one facility review was resolved and closed. We anticipate that these Reviews could increase in frequency in the future.

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

As discussed in greater detail in Item 2., under Government Regulation, we are subject to federal and state laws intended to prevent healthcare fraud and abuse, including the federal FCA, state false claims acts, the illegal remuneration provisions of the Social Security Act, the Anti-Kickback Statute, state anti-kickback laws, the Civil Monetary Penalties Law and the federal “Stark” law. Among other things, these laws prohibit kickbacks, bribes and rebates, as well as other direct and indirect payments or fee-splitting arrangements that are designed to induce the referral of patients to a particular provider for medical products or services payable by any federal healthcare program and prohibit presenting a false or misleading claim for payment under a federal or state program. They also prohibit some physician self-referrals. Possible sanctions for violation of any of these restrictions or prohibitions include loss of eligibility to participate in federal and state reimbursement programs and civil and criminal penalties. If we fail to comply, even inadvertently, with any of these requirements, we could be required to alter our operations, refund payments to the government, enter into a corporate integrity agreement, deferred prosecution or similar agreements with state or federal government agencies, and become subject to significant civil and criminal penalties.

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

As CMS turns its attention to enhancing enforcement of long-term care facilities, as discussed in Item 2., under Government Regulation, state survey agencies will have more accountability for their survey and enforcement efforts. As discussed in Item 2., under Government Regulation, from time to time in the ordinary course of business, we receive deficiency reports from state and federal regulatory bodies resulting from such inspections or surveys. The focus of these deficiency reports tends to vary from year to year and state to state. Although most inspection deficiencies are resolved through an agreed-upon plan of corrective action, the reviewing agency typically has the authority to take further action against a licensed or certified facility, which could result in the imposition of fines, imposition of a license to a conditional or provisional status, suspension or revocation of a license, suspension or denial of payment for new admissions, loss of certification as a provider under state or federal healthcare programs, or imposition of other sanctions, including criminal penalties. In the past, we have experienced inspection deficiencies that have resulted in the imposition of a provisional license and could experience these results in the future.

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

As discussed in greater detail in Item 2., under Government Regulation, MACRA revised the payment system for physician and non-physician services. Section 1 of that law, the sustainable growth rate repeal and Medicare Provider Payment Modernization will impact payment provisions for medical professional services. That enactment also extended for two years provisions that permit an exceptions process from therapy caps imposed on Medicare Part B outpatient therapy. There was a combined cap for PT and SLP and a separate cap for OT services that apply subject to certain exceptions. On February 9, 2018, the Bipartisan Budget Act of 2018 was signed into law, which provides for the repeal of all therapy caps retroactively to January 1, 2018. The law also reduced the monetary threshold that triggers a manual medical review (MMR), in certain instances (from $3,700 to $3,000). The reduction in the MMR threshold will likely result in increased number of reviews, which could in turn have a negative effect on our business, financial condition or results of operations.
We may be subject to increased investigation and enforcement activities related to HIPAA violations.

We are required to comply with numerous legislative and regulatory requirements at the federal and state levels addressing patient privacy and security of health information, as discussed in greater detail in Item 2., under Government Regulation. The Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Clinical Health Act of 2009 (HITECH Act), requires us to adopt and maintain business procedures and systems designed to protect the privacy, security and integrity of patients' individual health information. States also have laws that apply to the privacy of healthcare information. We must comply with these state privacy laws to the extent that they are more protective of healthcare information or provide additional protections not afforded by HIPAA. If we fail to comply with these state and federal laws, we could be subject to criminal penalties, civil sanctions, litigation, and be forced to modify our policies and procedures. Additionally, if a breach under HIPAA or other privacy laws were to occur, remediation efforts could be costly and damage to our reputation could occur.

In addition to breaches of protected patient information, under HIPAA and the 21st Century Cures Act (Cures Act), healthcare entities are also required to afford patients with certain rights of access to their health information. Recently, the Office of Civil Rights, the agency responsible for HIPAA enforcement, has targeted investigative and enforcement efforts on violations of patients’ rights of access, imposing significant fines for violations largely initiated from patient complaints. If we fail to comply with our obligations under HIPAA, we could face significant fines. Likewise, if we fail to comply with our obligations under the Cures Act, we could face fines from the Office of the National Coordinator for Health Information Technology, the agency responsible for Cures Act enforcement.

Security breaches and other cyber-security incidents could violate security laws and subject us to significant liability.

Healthcare businesses are increasingly the target of cyberattacks whereby hackers disrupt business operations or obtain protected health information, often demanding large ransoms. Our business is dependent on the proper functioning and availability of our computer systems and networks. While we have taken steps to protect the safety and security of our information systems and the patient health information and other data maintained within those systems, we cannot assure you that our safety and security measures and disaster recovery plan will prevent damage, interruption or breach of our information systems and operations. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security of our information systems. Unauthorized parties may attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud or other forms of deceiving our employees or contractors.

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

As discussed in detail in Item 2., under Government Regulation, sub-heading Part B Rehabilitation Requirements, several government actions have been taken in recent years to try and contain the costs of rehabilitation therapy services provided under Medicare Part B, including the MPPR, institution of annual caps, mandatory medical reviews for annual claims beyond a certain monetary threshold, and a reduction in reimbursement rates for therapy assistant claim modifiers. Of specific concern is CMS's decision to lower Medicare Part B reimbursement rates for outpatient therapy services by 9%, beginning in January 1, 2021. Such cost-containment measures and ongoing payment changes could have an adverse effect on our revenue.

The Office of the Inspector General or other regulatory authorities may choose to more closely scrutinize billing practices in areas where we operate or propose to expand, which could result in an increase in regulatory monitoring and oversight, decreased reimbursement rates, or otherwise adversely affect our business, financial condition and results of operations.

As discussed in greater detail in Item 2., under Government Regulation, Civil and Criminal Fraud and Abuse Laws and Enforcement, the OIG regularly conducts investigations regarding certain payment or compliance issues within various healthcare sectors. Following, the OIG publishes these reports, in part, to educate involved stakeholders and signal future enforcement focus. Reports published in 2019 and 2020 demonstrate the OIG’s increased scrutiny on post-hospital skilled nursing facility care and billing. This may impact the skilled nursing facility industry by motivating additional reviews and stricter compliance in the areas outlined in the recent reports, expending material time and resources.

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

Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the three months ended March 31, 2021 and 2020, 74.1% and 71.0% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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
During the three months ended March 31, 2021, we expanded our operations through long-term leases, with the addition of four stand-alone skilled nursing operations. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our acquisitions, and our business may suffer.

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

CMS, as well as certain private organizations engaged in similar monitoring activities, provides comparative public data, rating every skilled nursing facility operating in each state based upon quality-of-care indicators. CMS’s system is the Five-Star Quality Rating System, introduced in 2008, to help consumers, their families and caregivers compare nursing homes more easily. The Five-Star Quality Rating System gives each nursing home a rating of between one and five stars in various categories, and the ratings are available on a consumer-facing website, Nursing Home Compare. In cases of acquisitions, the previous operator's clinical ratings are included in our overall Five-Star Quality Rating. Over the years, the Five-Star Quality Rating System has been modified, with the most recent changes being implemented in 2018 and 2019. Additionally, as a result of the COVID-19 pandemic and CMS’s suspension of certain inspection and reporting requirements, the data used to calculate the star ratings of facilities was interrupted. CMS temporarily froze certain data on the Nursing Home Compare website through January 2021. Other data related to quality-reporting measures will not be factored into star calculations until 2022 and will not be reflected on the Nursing Home Compare website until April 2022. The temporary adjustments due to COVID-19 could impact facilities that might have less favorable Five-Star Ratings from being able to demonstrate improvements on the public-facing website through mid-2022. For more information on these changes, see Item 2., under Government Regulation.

CMS continues to increase quality measure thresholds, making it more difficult to achieve upward ratings. CMS acknowledges that some facilities may see a decline in their overall five-star rating absent any new inspection information. This change could further affect star ratings across the industry. Additionally, on the Nursing Home Compare website, CMS recently began displaying a consumer alert icon next to nursing homes that have been cited on inspection reports for incidents of abuse, neglect, or exploitation. See Item 2., under Government Regulation.

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

As of March 31, 2021, we leased 168 of our 232 affiliated facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.

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

We maintain a revolving credit facility under the Third Amended and Restated Credit Agreement, dated as of October 1, 2019, between the Company and a lending consortium arranged by Truist Financial Corporation (Truist) (formerly known as SunTrust Bank, Inc.) with a revolving line of credit of up to $350.0 million in aggregate principal amount (the Credit Facility). As of March 31, 2021, we have no outstanding debt under our Credit Facility. Nineteen of our subsidiaries have mortgage loans insured with Department of Housing and Urban Development (HUD) for an aggregate amount of $113.3 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The terms of the mortgage loans range from 25- to 35-years. We also have one outstanding promissory note of approximately $3.7 million as of March 31, 2021. The term of the note is 12 years. Because these mortgage loans are insured with HUD, our borrower subsidiaries under these loans are subject to HUD oversight and periodic inspections.

In addition, we had $1.7 billion of future operating lease obligations as of March 31, 2021. We intend to continue financing our operating subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

Occupancy levels at skilled nursing facilities are likely to remain vulnerable to the effects of COVID-19 even after the pandemic is over. Facilities experiencing decreases in move-in rates in the first quarter of 2021 cite resident or family member concerns as the basis for such decreases. These and other similar concerns may continue to impact our ability to attract new residents and our ability to retain existing residents.

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

THE ENSIGN GROUP, INC.

April 29, 2021	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer and Executive Vice President (Principal Financial Officer and Accounting Officer and Duly Authorized Officer)