Form 10-Q
period 2021-06-30
ENSIGN GROUP, INC
filed 2021-07-28
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2021.
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
As of July 23, 2021, 55,138,124 shares of the registrant’s common stock, $0.001 par value, were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

PART I.
Item 1.        FINANCIAL STATEMENTS

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020

	(In thousands, except par values)
Assets
Current assets:
Cash and cash equivalents	$198,411	$236,562
Accounts receivable—less allowance for doubtful accounts of $10,602 and $8,718 at June 30, 2021 and December 31, 2020, respectively	313,663	305,062
Investments—current	10,573	13,449
Prepaid income taxes	8,814	1,224
Prepaid expenses and other current assets	35,643	26,659
Total current assets	567,104	582,956
Property and equipment, net	788,601	778,244
Right-of-use assets	1,112,694	1,025,510
Insurance subsidiary deposits and investments	38,288	32,105
Escrow deposits	100	100
Deferred tax assets	32,396	32,424
Restricted and other assets	42,496	33,155
Intangible assets, net	2,784	2,899
Goodwill	60,469	54,469
Other indefinite-lived intangibles	3,621	3,716
Total assets	$2,648,553	$2,545,578
Liabilities and equity
Current liabilities:
Accounts payable	$58,700	$50,901
Accrued wages and related liabilities (Note 3)	225,455	236,614
Lease liabilities—current	51,807	48,187
Accrued self-insurance liabilities—current	36,222	34,396
Advance payment liabilities (Note 3)	—	102,023
Other accrued liabilities	85,793	87,318
Current maturities of long-term debt	3,009	2,960
Total current liabilities	460,986	562,399
Long-term debt—less current maturities	111,287	112,544
Long-term lease liabilities—less current portion	1,034,517	950,320
Accrued self-insurance liabilities—less current portion	66,556	62,402
Other long-term liabilities (Note 3)	46,564	39,686
Total liabilities	$1,719,910	$1,727,351

Commitments and contingencies (Notes 15, 17 and 18)
Equity
Ensign Group, Inc. stockholders' equity:
Common stock: $0.001 par value; 100,000 shares authorized; 57,941 and 55,130 shares issued and outstanding at June 30, 2021, respectively, and 57,417 and 54,626 shares issued and outstanding at December 31, 2020, respectively	58	58
Additional paid-in capital	357,451	338,177
Retained earnings	643,906	551,055
Common stock in treasury, at cost, 2,811 and 2,791 shares at June 30, 2021 and December 31, 2020, respectively (Note 19)	(72,822)	(71,213)
Total Ensign Group, Inc. stockholders' equity	928,593	818,077
Non-controlling interest	50	150
Total equity	928,643	818,227
Total liabilities and equity	$2,648,553	$2,545,578
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In thousands, except per share data)
Revenue:
Service revenue	$634,609	$581,079	$1,257,885	$1,167,030
Rental revenue	3,927	3,620	7,904	7,282
Total revenue	$638,536	$584,699	$1,265,789	$1,174,312
Expense:
Cost of services	488,524	451,749	970,710	906,270
Rent—cost of services	34,455	32,484	67,911	64,814
General and administrative expense	36,908	31,427	71,181	63,676
Depreciation and amortization	13,795	13,605	27,454	27,325
Total expenses	573,682	529,265	1,137,256	1,062,085
Income from operations	64,854	55,434	128,533	112,227
Other income (expense):
Interest expense	(1,634)	(2,293)	(3,275)	(5,958)
Interest and other income	1,121	1,082	1,869	1,780
Other expense, net	(513)	(1,211)	(1,406)	(4,178)
Income before provision for income taxes	64,341	54,223	127,127	108,049
Provision for income taxes	13,758	13,535	26,707	26,159
Net income	50,583	40,688	100,420	81,890
Less:
Net income attributable to noncontrolling interests	1,158	440	1,789	793
Net income attributable to The Ensign Group, Inc.	$49,425	$40,248	$98,631	$81,097

Net income per share attributable to The Ensign Group, Inc.:
Basic	$0.91	$0.76	$1.82	$1.52
Diluted	$0.87	$0.73	$1.73	$1.46
Weighted average common shares outstanding:
Basic	54,468	53,094	54,331	53,285
Diluted	56,997	55,181	56,945	55,489

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
Balance - January 1, 2021	54,626	$58	$338,177	$551,055	2,791	$(71,213)	$150	$818,227
Issuance of common stock to employees and directors resulting from the exercise of stock options	246	—	3,880	—	—	—	—	3,880
Issuance of restricted stock, net of forfeitures	81	—	3,725	—	—	—	—	3,725
Shares of common stock used to satisfy tax withholding obligations	—	—	—	—	—	(9)	—	(9)
Dividends declared ($0.0525 per share)	—	—	—	(2,886)	—	—	—	(2,886)
Employee stock award compensation	—	—	4,054	—	—	—	—	4,054
Net income attributable to noncontrolling interest	—	—	—	—	—	—	631	631
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(1,248)	(1,248)
Net income attributable to the Ensign Group, Inc.	—	—	—	49,206	—	—	—	49,206
Balance - March 31, 2021	54,953	$58	$349,836	$597,375	2,791	$(71,222)	$(467)	$875,580
Issuance of common stock to employees and directors resulting from the exercise of stock options	148	—	2,982	—	—	—	—	2,982
Issuance of restricted stock, net of forfeitures	49	—	—	—	—	—	—	—
Shares of common stock used to satisfy tax withholding obligations	(20)	—	—	—	20	(1,600)	—	(1,600)
Dividends declared ($0.0525 per share)	—	—	—	(2,894)	—	—	—	(2,894)
Employee stock award compensation	—	—	4,633	—	—	—	—	4,633
Net income attributable to noncontrolling interest	—	—	—	—	—	—	1,158	1,158
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(641)	(641)
Net income attributable to the Ensign Group, Inc.	—	—	—	49,425	—	—	—	49,425
Balance - June 30, 2021	55,130	$58	$357,451	$643,906	2,811	$(72,822)	$50	$928,643

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
Balance - January 1, 2020	53,487	$56	$307,914	$391,523	2,079	$(45,296)	$1,947	$656,144
Issuance of common stock to employees and directors resulting from the exercise of stock options	148	—	1,552	—	—	—	—	1,552
Issuance of restricted stock, net of forfeitures	723	1	3,085	—	—	—	—	3,086
Dividends declared ($0.0500 per share)	—	—	—	(2,683)	—	—	—	(2,683)
Employee stock award compensation	—	—	3,235	—	—	—	—	3,235
Repurchase of common stock (Note 19)	(692)	—	—	—	692	(25,000)	—	(25,000)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	352	352
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(720)	(720)
Net income attributable to the Ensign Group, Inc.	—	—	—	40,849	—	—	—	40,849
Balance - March 31, 2020	53,666	$57	$315,786	$429,689	2,771	$(70,296)	$1,579	$676,815
Issuance of common stock to employees and directors resulting from the exercise of stock options	31	—	456	—	—	—	—	456
Issuance of restricted stock	75	—	—	—	—	—	—	—
Shares of common stock used to satisfy tax withholding obligations	(17)	—	—	—	17	(753)	—	(753)
Dividends declared ($0.0500 per share)	—	—	—	(2,718)	—	—	—	(2,718)
Employee stock award compensation	—	—	3,528	—	—	—	—	3,528
Net income attributable to noncontrolling interest	—	—	—	—	—	—	440	440
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(240)	(240)
Net income attributable to the Ensign Group, Inc.	—	—	—	40,248	—	—	—	40,248
Balance - June 30, 2020	53,755	$57	$319,770	$467,219	2,788	$(71,049)	$1,779	$717,776

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$100,420	$81,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,454	27,325
Amortization of deferred financing fees	420	420
Non-cash leasing arrangement	221	236
Deferred income taxes	27	1,003
Provision for doubtful accounts	1,899	1,559
Stock-based compensation	8,687	6,763
Loss on sale of asset disposals	205	108
Change in operating assets and liabilities
Accounts receivable	(15,928)	5,365
Prepaid income taxes	(7,590)	739
Prepaid expenses and other assets	(9,476)	(3,135)
Cash surrender value of life insurance policy premiums	(8,861)	(4,610)
Operating lease obligations	(131)	(378)
Deferred compensation liability	8,930	4,627
Accounts payable	7,725	(680)
Accrued wages and related liabilities	(9,063)	6,722
Income taxes payable	(136)	22,459
Other accrued liabilities	(1,966)	3,175
Accrued self-insurance liabilities	5,717	4,208
Other long-term liabilities	(157)	16,342
Net cash provided by operating activities	108,397	174,138
Cash flows from investing activities:
Purchase of property and equipment	(33,795)	(27,070)
Cash payments for business acquisitions (Note 8)	(6,000)	—
Cash payments for asset acquisitions (Note 8)	(5,183)	(14,054)
Escrow deposits	—	(364)
Escrow deposits used to fund acquisitions	—	14,050
Cash proceeds from insurance proceeds	6,705	—
Cash proceeds from the sale of assets and ancillary business	877	239
Purchases of investments	(23,706)	(5,984)
Maturities of investments	20,399	5,452
Other restricted assets	(159)	(595)
Net cash used in investing activities	(40,862)	(28,326)
Cash flows from financing activities:
Proceeds from revolving credit facility and other debt (Note 15)	224	380,600
Payments on revolving credit facility and other debt (Note 15)	(1,497)	(561,398)
Issuance of common stock upon exercise of options	6,862	2,008
Repurchase of shares of common stock to satisfy tax withholding obligations	(1,609)	(753)
Repurchase of shares of common stock (Note 19)	—	(25,000)
Dividends paid	(5,754)	(5,388)
Non-controlling interest distribution	(1,889)	(960)
Proceeds from CARES Act Provider Relief Fund and Medicare Advance Payment Program (Note 3)	11,538	207,642
Repayments of CARES Act Provider Relief Fund and Medicare Advance Payment Program (Note 3)	(113,561)	—
Net cash used in financing activities	(105,686)	(3,249)
Net (decrease)/increase in cash and cash equivalents	(38,151)	142,563
Cash and cash equivalents beginning of period	236,562	59,175
Cash and cash equivalents end of period	$198,411	$201,738
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Six Months Ended June 30,
(In thousands)	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,836	$6,917
Income taxes	$34,540	$1,935
Lease liabilities	$67,539	$65,109
Non-cash financing and investing activity:
Accrued capital expenditures	$3,600	$2,500
Accrued dividends declared	$2,894	$2,718
Right-of-use assets obtained in exchange for new operating lease obligations	$112,192	$8,370

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, shares and options in thousands, except per share data)

1. DESCRIPTION OF BUSINESS
The Company — The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company, through its operating subsidiaries, is a provider of health care services across the post-acute care continuum, engaged in the ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare-related properties, and other ancillary businesses. As of June 30, 2021, the Company operated 240 facilities and other ancillary operations located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. The Company's operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, senior living and other ancillary services. The Company's operating subsidiaries have a collective capacity of approximately 24,500 operational skilled nursing beds and 2,200 senior living units. As of June 30, 2021, the Company operated 175 facilities under long-term lease arrangements, and had options to purchase 11 of those 175 facilities. The Company's real estate portfolio includes 95 owned real estate properties, which included 65 facilities operated and managed by the Company, 31 senior living operations leased to and operated by The Pennant Group, Inc., or Pennant, as part of the spin-off transaction that occurred in October 2019, and the Service Center location. Of those 31 senior living operations, two are located on the same real estate properties as skilled nursing facilities that the Company owns and operates.
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

Segment Updates — In the fourth quarter of 2020, the Company began reporting the results of its real estate portfolio as a new segment. The Company has two reportable segments: (1) skilled services and (2) real estate. Refer to Note 7, Business Segments, for additional information. Corresponding items of segment information for prior periods have been recast to reflect the change of the Company’s segment structure. This structure reflects its current operational and financial management, and provides the best structure for the Company to focus on growth and investing opportunities while maintaining financial discipline.

Other Information — The accompanying condensed consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 (collectively, the Interim Financial Statements) are unaudited. Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2020 which are included in the Company’s Annual Report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

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
The condensed consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest. Additionally, the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities are entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's relationship with variable interest entities was not material during the three and six months ended June 30, 2021 and 2020.
Reclassifications — Certain prior period results have been reclassified to be consistent with the current period presentation, including presenting the change of the deferred compensation separately on the Company's Consolidated Statements of Cash Flows. Prior period results also reflect reclassifications, for comparative purposes, related to the change in the Company's segment structure. Refer to Note 7, Business Segments, for additional information related to segments. Prior to the fourth quarter of 2020, the Company only presented total revenue for all revenue services. As a result of the change in segments, the presentation of the Company's service revenue and rental revenue are presented separately on the Company's Condensed Consolidated Statements of Income. The reclassifications had no effect on the reported condensed consolidated results of operations.
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
Leases and Leasehold Improvements — The Company leases skilled nursing facilities, senior living facilities and commercial office space. The Company determines if an arrangement is a lease at the inception of each lease. Leases commencing prior to the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 842, Leases ("ASC 842") adoption date were classified as operating lease under historical guidance. As the Company has elected the package of practical expedients allowing it to not reassess lease classification, these leases are classified as operating leases under ASC 842 as well. For leases commencing subsequent to the ASC 842 adoption date, the Company performs an evaluation to determine whether the lease should be classified as an operating or finance lease at the inception of the lease. As of June 30, 2021, the Company does not have any leases that are classified as finance leases. Rights and obligations of operating leases are included as right-of-use assets, current lease liabilities and long-term lease liabilities on the Company's condensed consolidated balance sheet. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of future lease payments. The Company utilized a third-party valuation specialist to assist in estimating the incremental borrowing rate.

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

Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and determined there was no impairment during the three and six months ended June 30, 2021 and 2020.
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
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances indicate that its carrying value may not be recoverable. The Company performs its annual test for impairment during the fourth quarter of each year. The Company did not identify any goodwill or intangible asset impairment during the three and six months ended June 30, 2021 and 2020.

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
The majority of the self-insured retention and deductible limits for general and professional liabilities and workers' compensation liabilities are self-insured through the Captive, the related assets and liabilities of which are included in the accompanying condensed consolidated balance sheets. The Captive is subject to certain statutory requirements as an insurance provider.
The Company’s policy is to accrue amounts equal to the actuarial estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued general liability and professional malpractice liabilities on an undiscounted basis, net of anticipated insurance recoveries, were $61,099 and $57,628 as of June 30, 2021 and December 31, 2020, respectively.
The Company’s operating subsidiaries are self-insured for workers’ compensation liabilities in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual specific excess insurance coverage that insures individual claims that exceed $625 per occurrence. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 per occurrence. The Company’s operating subsidiaries in all other states, with the exception of Washington, are under a loss sensitive plan that insures individual claims that exceed $350 per occurrence. In the state of Washington, the Company is self insured and has purchased individual specific excess insurance coverage that insures individual claims that exceed $500 per occurrence. For all of the self insured plans and retention, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $25,527 and $24,499 as of June 30, 2021 and December 31, 2020, respectively.
In addition, the Company has recorded an asset and equal liability of $7,401 and $7,138 as of June 30, 2021 and December 31, 2020, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis. See Note 12 Restricted and Other Assets.
The Company self-funds medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $500 for each covered person for fiscal year 2021. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $8,751 and $7,533 as of June 30, 2021 and December 31, 2020, respectively.
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

Recent Accounting Pronouncements — Except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws and a limited number of grandfathered standards, the FASB ASC is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. For any new pronouncements announced, the Company considers whether the new pronouncements could alter previous generally accepted accounting principles and determines whether any new or modified principles will have a material impact on the Company's reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company's financial management and certain standards are under consideration.

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

In November 2020, the SEC issued final rules 33-10890 and 34-90459 “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information,” which modernizes and simplifies certain disclosure requirements of Regulation S-K. Certain key rule amendments eliminate the requirement to disclose Selected Financial Data; Selected Quarterly Financial Data, with certain exceptions; the impact of inflation and changing prices, provided the impact is not material; off-balance sheet arrangements in tabular form; and the aggregate amount of contractual obligations in tabular form. The final rules also amended various aspects of Item 303, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. The final rules are effective for all registration statements, annual reports and quarterly reports filed on or after August 9, 2021, with early adoption permitted. The Company is currently evaluating the impact of the disclosure changes in its annual and quarterly reports.

In July 2021, the FASB issued ASU 2021-05 “Lessors—Certain Leases with Variable Lease Payments (Topic 842),” which amends the lessor classification guidance to introduce additional criteria when classifying leases with variable lease payments that do not depend on a reference index or a rate. This guidance is effective for annual periods beginning after December 15, 2021, which will be the Company's fiscal year 2022, with early adoption permitted. The Company has not yet determined the effect of the ASU on its results of operations, financial condition or cash flows.

3. COVID-19 UPDATE

The Company's affiliated operations continued to be impacted by the worldwide outbreak of the 2019 coronavirus disease (COVID-19). The Company received cash distribution of relief fund payments (Provider Relief Funds) from the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the CARES Act) and funds authorized by U.S. Department of Health and Human Services (HHS) to be used to protect residents of nursing homes and long-term care facilities from the impact of COVID-19 throughout 2020 and continued into 2021. During the three and six months ended June 30, 2021, the Company received and returned $2,399 and $11,538, respectively, in Provider Relief Funds. During both the three and six months ended June 30, 2020, the Company received $108,756 in Provider Relief Funds, which it subsequently returned in the third quarter of 2020. The Company may continue to receive additional funding in future periods.

In fiscal year 2020, the Company applied for and received $105,255 through the Medicare Accelerated and Advance Payment Program under the CARES Act. The purpose of the program is to assist in providing needed liquidity to care delivery providers. The Company repaid $3,232 of the funds in July 2020. In March 2021, the Company repaid the remaining funds of $102,023.

The Family First Coronavirus Response Act was signed into law in 2020 to provide a temporary 6.2% increase to the Federal Medical Assistance Percentage (FMAP) effective January 1, 2020. The law permits states to retroactively change their state's Medicaid program rates effective as of January 1, 2020. The law provides discretion to each state and specifies the funds are to be used to reimburse the recipient for healthcare related expenses that are attributable to COVID-19 and associated with providing patient care. In addition, increases in Medicaid rates can come from other areas of the state's budget outside of FMAP funding. Revenues from these additional payments are recognized in accordance with ASC 606, subject to variable consideration constraints. In certain operations where the Company received additional payments that exceeded expenses incurred related to COVID-19, the Company characterized such payments as variable revenue that required additional consideration and accordingly, the amount of state relief revenue recognized is limited to the actual COVID-19 related expenses incurred. As of June 30, 2021 and December 31, 2020, the Company had $5,792 and $6,520 in unapplied state relief funds, respectively. During the three and six months ended June 30, 2021, the Company received an additional $16,776 and $32,421 in state relief funding and recognized $16,692 and $33,157, respectively, as revenue. During the three and six months ended June 30, 2020, the Company received $14,388 and $15,118 in state relief funding and recognized $12,404 and $13,134, respectively, as revenue.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due by December 31, 2021 and the remaining 50% due by December 31, 2022. The Company recorded $48,309 of deferred payments of social security taxes as a liability during 2020. The total short-term balance of $24,155 is included in accrued wages and related liabilities and the remaining $24,154 is included in other long-term liabilities within the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.

4.  REVENUE AND ACCOUNTS RECEIVABLE

Service Revenue

The Company's service revenue is derived primarily from providing healthcare services to its patients. Revenue is recognized when services are provided to the patients at the amount that reflects the consideration to which the Company expects to be entitled from patients and third-party payors, including Medicaid, Medicare and insurers (private and Medicare replacement plans), in exchange for providing patient care. The healthcare services in skilled patient contracts include routine services in exchange for a contractual agreed-upon amount or rate. Routine services are treated as a single performance obligation satisfied over time as services are rendered. As such, patient care services represent a bundle of services that are not capable of being distinct. Additionally, there may be ancillary services which are not included in the daily rates for routine services, but instead are treated as separate performance obligations satisfied at a point in time, if and when those services are rendered.

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

Revenue from the Medicare and Medicaid programs accounted for 73.1% and 73.6% for the three and six months ended June 30, 2021, respectively, and 75.3% and 73.1% for the three and six months ended June 30, 2020, respectively. Settlements with Medicare and Medicaid payors for retroactive adjustments due to audits and reviews are considered variable consideration and are included in the determination of the estimated transaction price. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity. Consistent with healthcare industry practices, any changes to these revenue estimates are recorded in the period the change or adjustment becomes known based on the final settlement. The Company recorded adjustments to revenue which were not material to the Company's consolidated revenue for the three and six months ended June 30, 2021 and 2020.

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
Service revenue for the three and six months ended June 30, 2021 and 2020 is summarized in the following tables:

	Three Months Ended June 30,
	2021		2020
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid(1)	$251,455	39.6%	$226,118	38.9%
Medicare	170,008	26.8	175,044	30.1
Medicaid — skilled	42,740	6.7	36,385	6.3
Total Medicaid and Medicare	464,203	73.1	437,547	75.3
Managed care	112,963	17.8	82,316	14.2
Private and other(2)	57,443	9.1	61,216	10.5
Service revenue	$634,609	100.0%	$581,079	100.0%
(1) Medicaid payor includes revenue for senior living operations and revenue related to FMAP for the three months ended June 30, 2021 and 2020.
(2) Private and other payors also includes revenue from all payors generated in other ancillary services for the three months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021		2020
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid(1)	$482,813	38.4%	$450,314	38.6%
Medicare	360,311	28.6	330,628	28.3
Medicaid — skilled	82,733	6.6	72,394	6.2
Total Medicaid and Medicare	925,857	73.6	853,336	73.1
Managed care	221,308	17.6	184,345	15.8
Private and other(2)	110,720	8.8	129,349	11.1
Service revenue	$1,257,885	100.0%	$1,167,030	100.0%
(1) Medicaid payor includes revenue for senior living operations and revenue related to FMAP for the six months ended June 30, 2021 and 2020.
(2) Private and other payors also includes revenue from all payors generated in other ancillary services for the six months ended June 30, 2021 and 2020.

In addition to the service revenue above, the Company's rental revenue derived from triple-net lease arrangements with third parties is $3,927 and $7,904, respectively, for the three and six months ended June 30, 2021 and $3,620 and $7,282, respectively, for the three and six months ended June 30, 2020.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Balance Sheet Impact

Included in the Company’s condensed consolidated balance sheets are contract balances, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company had no material contract liabilities and contract assets as of June 30, 2021 and December 31, 2020, or activity during the three and six months ended June 30, 2021 and 2020.
Accounts receivable as of June 30, 2021 and December 31, 2020, is summarized in the following table:

	June 30, 2021	December 31, 2020
Medicaid	$125,899	$102,077
Managed care	70,966	61,743
Medicare	55,366	80,904
Private and other payors	72,034	69,056
	324,265	313,780
Less: allowance for doubtful accounts	(10,602)	(8,718)
Accounts receivable, net	$313,663	$305,062
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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$50,583	$40,688	$100,420	$81,890
Less: net income attributable to noncontrolling interests	1,158	440	1,789	793
Net income attributable to The Ensign Group, Inc.	$49,425	$40,248	$98,631	$81,097

Denominator:
Weighted average shares outstanding for basic net income per share	54,468	53,094	54,331	53,285
Basic net income per common share:	$0.91	$0.76	$1.82	$1.52

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$50,583	$40,688	$100,420	$81,890
Less: net income attributable to noncontrolling interests	1,158	440	1,789	793
Net income attributable to The Ensign Group, Inc.	$49,425	$40,248	$98,631	$81,097

Denominator:
Weighted average common shares outstanding	54,468	53,094	54,331	53,285
Plus: incremental shares from assumed conversion (1)	2,529	2,087	2,614	2,204
Adjusted weighted average common shares outstanding	56,997	55,181	56,945	55,489
Diluted net income per common share:	$0.87	$0.73	$1.73	$1.46
(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 167 and 80 for the three and six months ended June 30, 2021, respectively, and 1,199 and 852 for the three and six months ended June 30, 2020, respectively.
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

The fair value of cash and cash equivalents of $198,411 and $236,562 as of June 30, 2021 and December 31, 2020, respectively, is derived using Level 1 inputs. The Company's other financial assets include contracts insuring the lives of certain employees who are eligible to participate in non-qualified deferred compensation plans which are held in a rabbi trust. The cash surrender value of these contracts is based on performance measurement funds that shadow the deferral investment allocations made by participants in the deferred compensation plan. As of June 30, 2021, and December 31, 2020, the fair value of the pooled investment funds of $15,438 and $6,577, respectively, is derived using Level 2 inputs. The pooled investment funds are included in restricted and other assets in the Condensed Consolidated Balance Sheets. See Note 12 Restricted and Other Assets.

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

Debt Security Investments - Held to Maturity

As of June 30, 2021 and December 31, 2020, the Company had approximately $48,861 and $45,554, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value based on Level 1 inputs. The Company has the intent and ability to hold these debt securities to maturity. Further, as of June 30, 2021, the debt security investments were held in AA, A and BBB rated debt securities. The Company believes its debt security investments that were in an unrealized loss position as of June 30, 2021 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.

7. BUSINESS SEGMENTS
In the fourth quarter of 2020, the Company's Chief Executive Officer, who is its chief operating decision maker, or CODM, began reviewing the results of the Company's real estate portfolio. Accordingly, the Company began reporting a new segment as it continues to expand its real estate investment strategy. The Company has two reportable segments: (1) skilled services, which includes the operation of skilled nursing facilities and rehabilitation therapy services and (2) real estate, which is comprised of properties owned by the Company and leased to skilled nursing and assisted living operations where the properties are subject to triple-net long-term leases, including operations that are owned and operated by the Company. Prior to this new segment structure, the Company had one reportable segment, skilled services. Corresponding items of segment information for prior periods have been recast to reflect the change of the Company’s segment structure.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
As of June 30, 2021, the skilled services segment includes 209 skilled nursing operations and 22 campus operations that provide both skilled nursing and rehabilitative care services and senior living services. The Company's real estate segment includes 95 owned real estate properties. These properties include 65 operations the Company operated and managed, real estate properties of 31 senior living operations that are leased to and operated by Pennant and the Service Center location, which continues to lease office space to various third parties. Of the 31 real estate operations leased to Pennant, two senior living operations are located on the same real estate properties as skilled nursing facilities that the Company owns and operates. The Company also reports an “All Other” category that includes results from its senior living operations, which includes nine stand-alone senior living operations and 22 campus operations that provide both skilled nursing and rehabilitative care services and senior living services, mobile diagnostics, medical transportation and other ancillary operations. Services included in the “All Other” category are insignificant individually, and therefore do not constitute a reportable segment.

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

The following tables set forth financial information for the segments:

	Three Months Ended June 30, 2021
	Skilled Services	Real Estate	All Other(1)	Intercompany Elimination(2)	Total
Service revenue	$612,882	$—	$21,727	$—	$634,609
Rental revenue	—	16,031	—	(12,104)	3,927
Total revenue	$612,882	$16,031	$21,727	$(12,104)	$638,536
Segment income (loss)	90,010	8,891	(34,560)	—	64,341
Income before provision for income taxes					$64,341
Depreciation and amortization	7,703	4,784	1,308	—	13,795
Other expense (income), net(3)	$—	$1,634	$(1,121)	$—	$513
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
(3) Other expense (income), net includes interest expense and interest revenue.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended June 30, 2020
	Skilled Services	Real Estate	All Other(1)	Intercompany Elimination(2)	Total
Service revenue	$556,677	$—	$24,402	$—	$581,079
Rental revenue	—	15,009	—	(11,389)	3,620
Total revenue	$556,677	$15,009	$24,402	$(11,389)	$584,699
Segment income (loss)	78,302	7,794	(31,873)	—	54,223
Income before provision for income taxes					$54,223
Depreciation and amortization	7,005	4,587	2,013	—	13,605
Other expense (income), net(3)	$—	$2,293	$(1,082)	$—	$1,211
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
(3) Other expense (income), net includes interest expense and interest revenue.

	Six Months Ended June 30, 2021
	Skilled Services	Real Estate	All Other(1)	Intercompany Elimination(2)	Total
Service revenue	$1,213,918	$—	$43,967	$—	$1,257,885
Rental revenue	—	31,910	—	(24,006)	7,904
Total revenue	$1,213,918	$31,910	$43,967	$(24,006)	$1,265,789
Segment income (loss)	178,941	17,712	(69,966)	—	126,687
Gain on sale of real estate					440
Income before provision for income taxes					$127,127
Depreciation and amortization	15,178	9,477	2,799	—	27,454
Other expense (income), net(3)	$—	$3,275	$(1,869)	$—	$1,406
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
(3) Other expense, net includes interest expense and interest revenue.

	Six Months Ended June 30, 2020
	Skilled Services	Real Estate	All Other(1)	Intercompany Elimination(2)	Total
Service revenue	$1,114,981	$—	$52,049	$—	$1,167,030
Rental revenue	—	29,953	—	(22,671)	7,282
Total revenue	$1,114,981	$29,953	$52,049	$(22,671)	$1,174,312
Segment income (loss)	158,893	14,119	(64,963)	—	108,049
Income before provision for income taxes					$108,049
Depreciation and amortization	14,153	9,102	4,070	—	27,325
Other expense (income), net(3)	$—	$5,958	$(1,780)	$—	$4,178
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
(3) Other expense, net includes interest expense and interest revenue.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Service revenue by major payor source were as follows:

	Three Months Ended June 30, 2021
	Skilled Services	All Other		Total Service Revenue	Revenue %
Medicaid	$247,671	$3,784	(1)	$251,455	39.6%
Medicare	170,008	—		170,008	26.8
Medicaid-skilled	42,740	—		42,740	6.7
Subtotal	460,419	3,784		464,203	73.1
Managed care	112,963	—		112,963	17.8
Private and other	39,500	17,943	(2)	57,443	9.1
Total service revenue	$612,882	$21,727		$634,609	100.0%
(1) Medicaid payor includes revenue for senior living operations and revenue related to FMAP for the three months ended June 30, 2021.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services for the three months ended June 30, 2021.

	Three Months Ended June 30, 2020
	Skilled Services	All Other		Total Service Revenue	Revenue %
Medicaid	$222,924	$3,194	(1)	$226,118	38.9%
Medicare	175,044	—		175,044	30.1
Medicaid-skilled	36,385	—		36,385	6.3
Subtotal	434,353	3,194		437,547	75.3
Managed care	82,316	—		82,316	14.2
Private and other	40,008	21,208	(2)	61,216	10.5
Total service revenue	$556,677	$24,402		$581,079	100.0%
(1) Medicaid payor includes revenue for senior living operations and revenue related to FMAP for the three months ended June 30, 2020.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services for the three months ended June 30, 2020.

	Six Months Ended June 30, 2021
	Skilled Services	All Other		Total Service Revenue	Revenue %
Medicaid	$475,412	$7,401	(1)	$482,813	38.4%
Medicare	360,311	—		360,311	28.6
Medicaid-skilled	82,733	—		82,733	6.6
Subtotal	918,456	7,401		925,857	73.6
Managed care	221,308	—		221,308	17.6
Private and other	74,154	36,566	(2)	110,720	8.8
Total service revenue	$1,213,918	$43,967		$1,257,885	100.0%
(1) Medicaid payor includes revenue generated from senior living operations for the six months ended June 30, 2021.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services for the six months ended June 30, 2021.

	Six Months Ended June 30, 2020
	Skilled Services	All Other		Total Service Revenue	Revenue %
Medicaid	$443,893	$6,421	(1)	$450,314	38.6%
Medicare	330,628	—		330,628	28.3
Medicaid-skilled	72,394	—		72,394	6.2
Subtotal	846,915	6,421		853,336	73.1
Managed care	184,345	—		184,345	15.8
Private and other	83,721	45,628	(2)	129,349	11.1
Total service revenue	$1,114,981	$52,049		$1,167,030	100.0%
(1) Medicaid payor includes revenue generated from senior living operations for the six months ended June 30, 2020.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services for the six months ended June 30, 2020.

In addition to the service revenue above, the Company's rental revenue derived from triple-net lease arrangements with third parties is $3,927 and $7,904, respectively, for the three and six months ended June 30, 2021 and $3,620 and $7,282, respectively, for the three and six months ended June 30, 2020.

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

2021 Expansions
During the six months ended June 30, 2021, the Company expanded its operations through a combination of long-term leases and a real estate purchase, with the addition of twelve stand-alone skilled nursing operations. Of these additions, one is related to a purchase of owned property, further expanding the Company's real estate portfolio. These new operations added a total of 1,263 operational skilled nursing beds operated by the Company's affiliated operating subsidiaries. The aggregate purchase price for these acquisitions during the six months ended June 30, 2021 was $11,183.
In connection with the new operations made through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction.
The fair value of assets for nine of the acquisitions was concentrated in property and equipment and as such, the transaction was classified as an asset acquisition. The aggregate purchase price for the asset acquisitions during the six months ended June 30, 2021 was $5,183, which consists of building and improvements of $4,547, land of $316, equipment, furniture and fixtures of $216, other indefinite-lived intangible assets of $75 and assembled occupancy of $29. The fair value of assets for the remaining four additions was concentrated in goodwill of $6,000 and as such, the transaction was classified as a business combination.
2020 Expansions
During the six months ended June 30, 2020, the Company expanded its operations through a combination of long-term leases and real estate purchases, with the addition of three stand-alone skilled nursing operations and one stand-alone senior living operation. Of these additions, two are related to purchases of owned properties, further expanding the Company's real estate portfolio. These new operations added a total of 247 operational skilled nursing beds and 162 operational senior living units to be operated by the Company's affiliated operating subsidiaries.
In connection with the new operations made through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction.
The aggregate purchase price for these acquisitions during the six months ended June 30, 2020 was $14,054. The fair value of assets for the purchases of these properties was concentrated in property and equipment and as such, these transactions were classified as asset acquisitions. The purchase price for the asset acquisitions consists of building and improvements of $9,669, land of $4,080, equipment, furniture and fixtures of $236, and assembled occupancy of $69.
During the first quarter of 2020, the Company entered into a long-term lease agreement to transfer two senior living operations to Pennant. Ensign affiliates retained ownership of the real estate for these two senior living communities.
The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return. The operations added by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operations, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operating subsidiaries. The assets added during the six months ended June 30, 2021 were not material operations to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These additions have been included in the June 30, 2021 condensed consolidated balance sheets of the Company, and the operating results have been included in the condensed consolidated statements of operations of the Company since the date the Company gained effective control.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
9. PROPERTY AND EQUIPMENT - NET
Property and equipment, net consists of the following:

	June 30, 2021	December 31, 2020
Land	$101,552	$101,236
Buildings and improvements	564,352	555,416
Leasehold improvements	133,774	129,727
Equipment	250,848	233,453
Furniture and fixtures	4,489	4,409
Construction in progress	8,055	3,008
	1,063,070	1,027,249
Less: accumulated depreciation	(274,469)	(249,005)
Property and equipment, net	$788,601	$778,244
See also Note 8, Operation Expansions for information on acquisitions during the six months ended June 30, 2021 and 2020.

10. INTANGIBLE ASSETS - NET

		June 30, 2021			December 31, 2020
	Weighted Average Life (Years)
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Assembled occupancy	0.4	$68	$(53)	$15	$39	$(26)	$13
Facility trade name	30.0	733	(378)	355	733	(366)	367
Customer relationships	18.4	4,582	(2,168)	2,414	4,640	(2,121)	2,519
Total		$5,383	$(2,599)	$2,784	$5,412	$(2,513)	$2,899

During the three and six months ended June 30, 2021, amortization expense was $363 and $724, respectively, of which $290 and $580 was related to the amortization of right-of-use assets, respectively. Amortization expense was $417 and $1,091, respectively, of which $290 and $644 was related to the amortization of right-of-use assets for the three and six months ended June 30, 2020, respectively. Additionally, the Company identified intangible assets which became fully amortized during the prior year and removed these fully amortized balances from the gross asset and accumulated amortization amounts.
Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2021 (remainder)	$132
2022	234
2023	234
2024	234
2025	234
2026	234
Thereafter	1,482
$2,784

Table Contents	THE ENSIGN GROUP, INC.
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
The Company anticipates that the majority of total goodwill recognized will be fully deductible for tax purposes as of June 30, 2021.

Provided that goodwill corresponds to the acquisition of a business and not merely the acquisition of real estate property, the Company's real estate segment appropriately does not carry a goodwill balance. The following table represents the goodwill value by skilled service segment and "all other" category, which includes other ancillary services, as of and for the six months ended June 30, 2021:

	Goodwill
	Skilled Services	All Other	Total
January 1, 2021	$45,486	$8,983	$54,469
Additions	6,000	—	6,000
June 30, 2021	$51,486	$8,983	$60,469

Other indefinite-lived intangible assets consist of the following:

	June 30, 2021	December 31, 2020
Trade name	$889	$889
Medicare and Medicaid licenses	2,732	2,827
	$3,621	$3,716

12. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

	June 30, 2021	December 31, 2020
Debt issuance costs, net	$2,309	$2,664
Long-term insurance losses recoverable asset	7,401	7,138
Deposits with landlords	12,671	12,400
Capital improvement reserves with landlords and lenders	4,677	4,376
Cash surrender value of life insurance related to deferred compensation plan	15,438	6,577
Restricted and other assets	$42,496	$33,155

Included in restricted and other assets as of June 30, 2021 and December 31, 2020 are anticipated insurance recoveries related to the Company's workers' compensation liabilities and general and professional liability claims that are recorded on a gross rather than net basis in accordance with ASU issued by the FASB.

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

For the three and six months ended June 30, 2021, respectively, the Company recorded interest income on the investment acquired in connection with our deferred compensation plan of $751 and $1,057, which is included in interest and other income and an offsetting expense of $780 and $1,131 between cost of services and general and administrative expenses in the accompanying condensed consolidated statements of income. For both the three and six months ended June 30, 2020, the Company recorded interest income on the investment acquired in connection with our deferred compensation plan of $458. During the same periods, the Company recorded an offsetting expense of $302 and $389, respectively, between cost of services and general and administrative expenses.

13. OTHER ACCRUED LIABILITIES

Other accrued liabilities consists of the following:

	June 30, 2021	December 31, 2020
Quality assurance fee	$6,455	$6,631
Refunds payable	39,492	36,323
Resident advances	4,297	8,558
Unapplied state relief funds	5,792	6,520
Cash held in trust for patients	7,808	6,052
Dividends payable	2,894	2,868
Property taxes	8,158	9,222
Other	10,897	11,144
Other accrued liabilities	$85,793	$87,318

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

14. INCOME TAXES
The Company recorded income tax expense of $26,707 and $26,159 during the six months ended June 30, 2021 and 2020, respectively, or 21.0% of earnings before income taxes for the six months ended June 30, 2021, compared to 24.2% for the six months ended June 30, 2020. The effective tax rate for both periods is driven by the impact of excess tax benefits from stock-based compensation, partially offset by non-deductible expenses. The 2021 reporting period had a larger excess tax benefit from stock-based compensation compared to 2020.

The Company is not currently under examination by any major income tax jurisdiction. During 2021, the statutes of limitations will lapse on the Company's 2017 Federal tax year and certain 2016 and 2017 state tax years. The Company does not believe the Federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the six months ended June 30, 2021 and 2020.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
15. DEBT
Debt consists of the following:

	June 30, 2021	December 31, 2020
Mortgage loans and promissory notes	$116,645	$117,806
Less: current maturities	(3,009)	(2,960)
Less: debt issuance costs, net	(2,349)	(2,302)
Long-term debt less current maturities	$111,287	$112,544

Mortgage Loans and Promissory Notes
As of June 30, 2021, the Company's operating subsidiaries had $116,645 outstanding under the mortgage loans and notes, of which $3,009 is classified as short-term and the remaining $113,636 is classified as long-term. The Company was in compliance with all loan covenants as of June 30, 2021.

As of June 30, 2021, 19 of the Company's subsidiaries have mortgage loans insured with the Department of Housing and Urban Development (HUD) in the aggregate amount of $112,919, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates range of 2.8% to 4.2%, including fixed interest rates range of 2.6% to 3.3% per annum. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees based on the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10% and is reduced by 3% in the fourth year of the loan, and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years.

In addition to the HUD mortgage loans above, the Company has two promissory notes. The notes bear fixed interest rates of 5.0% and 5.3% per annum and the term of the notes are ten months and twelve years, respectively. The 12 year note which was used for an acquisition is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.

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

The Credit Facility is guaranteed, jointly and severally, by certain of the Company’s wholly owned subsidiaries, and is secured by a pledge of stock of the Company's material operating subsidiaries as well as a first lien on substantially all of its personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of (i) a maximum consolidated total net debt to consolidated EBITDA ratio (which shall not be greater than 3.00:1.00; provided that if the aggregate consideration for approved acquisitions in a six month period is greater than $50,000, then the ratio can be increased at the election of the Company with notice to the administrative agent to 3.50:1.00 for the first fiscal quarter and the immediately following three fiscal quarters), and (ii) a minimum interest/rent coverage ratio (which cannot be less than 1.50:1.00). As of June 30, 2021, and July 23, 2021, there was no outstanding debt under the Credit Facility. The Company was in compliance with all loan covenants as of June 30, 2021.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Off-Balance Sheet Arrangements
As of June 30, 2021, the Company had approximately $7,580 on the Credit Facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

16. OPTIONS AND AWARDS
Stock-based compensation expense consists of stock-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2021 and 2020 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
2017 Omnibus Incentive Plan - The Company has one active stock incentive plan, the 2017 Omnibus Incentive Plan (the 2017 Plan). The 2017 Plan provided for the issuance of 6,881 shares of common stock which are to be proportionally adjusted in the event of any Equity Restructuring. The number of shares available to be issued under the 2017 Plan were adjusted to 8,118 shares of common stock in order to reflect the proportional adjustments as part of the spin-off transaction that occurred in October 2019. The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 2.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). Granted non-employee director options vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other options generally vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. As of June 30, 2021, there were approximately 2,537 unissued shares of common stock available for issuance under this plan.
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

Stock Options
The Company granted 209 and 345 stock options during the three and six months ended June 30, 2021, respectively.
The Company used the following assumptions for stock options granted during the three months ended June 30, 2021 and 2020:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2021	209	1.0%	6.3 years	42.3%	0.3%
2020	235	0.4%	6.2 years	40.9%	0.4%
The Company used the following assumptions for stock options granted during the six months ended June 30, 2021 and 2020:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2021	345	0.9%	6.3 years	42.2%	0.2%
2020	380	0.8%	6.2 years	37.6%	0.4%
For the six months ended June 30, 2021 and 2020, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2021	345	$82.77	$33.86
2020	380	$47.26	$16.87

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended June 30, 2021 and 2020 and therefore, the intrinsic value was $0 at the date of grant.

The following table represents the employee stock option activity during the six months ended June 30, 2021:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2021	4,038	$27.71	2,148	$16.66
Granted	345	82.77
Forfeited	(66)	40.77
Exercised	(394)	17.42
June 30, 2021	3,923	$33.36	2,075	$19.15

The following summary information reflects stock options outstanding, vested and related details as of June 30, 2021:

	Stock Options Outstanding						Stock Options Vested

				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2011	$5.00	-	$6.77	3	$3	0	3
2012	5.56	-	6.75	75	227	1	75
2013	6.76	-	9.74	157	613	2	157
2014	8.94	-	16.05	653	3,121	3	653
2015	18.20	-	21.39	279	2,168	4	279
2016	15.93	-	16.86	259	1,521	5	224
2017	15.80	-	19.41	319	1,878	6	196
2018	22.49	-	32.71	540	5,584	7	236
2019	41.07	-	45.76	673	10,565	8	190
2020	44.84	-	59.49	621	12,189	9	62
2021	$82.20	-	83.64	344	11,659	10	—
Total				3,923	$49,528		2,075
The aggregate intrinsic value of options outstanding, vested and expected to vest as of June 30, 2021 and December 31, 2020 is as follows:

Options	June 30, 2021	December 31, 2020
Outstanding	$209,111	$182,552
Vested	140,119	120,867
Expected to vest	59,868	53,366

The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options. The aggregate intrinsic value of options that vested during the six months ended June 30, 2021 and 2020 was $17,618 and $4,816, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2021 and 2020 was $26,715 and $6,532, respectively.
Restricted Stock Awards
The Company granted 54 and 144 restricted stock awards during the three and six months ended June 30, 2021, respectively. The Company granted 81 and 194 restricted stock awards during the three and six months ended June 30, 2020, respectively. All awards were granted at an issue price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the six months ended June 30, 2021 and 2020 ranged from $82.20 to $93.31 and $35.47 to $51.20, respectively. The fair value per share includes quarterly stock awards to non-employee directors.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
A summary of the status of the Company's non-vested restricted stock awards as of June 30, 2021 and changes during the six months ended June 30, 2021 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	591	$38.90
Granted	144	83.57
Vested	(171)	50.00
Forfeited	(14)	44.90
Nonvested at June 30, 2021	550	$47.01
During the three and six months ended June 30, 2021, the Company granted five and 11 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards was $84.70 to $93.31 based on the market price on the grant date.
Long-Term Incentive Plan
On August 27, 2019, the Board approved the Long-Term Incentive Plan (the 2019 LTI Plan). The 2019 LTI Plan provides that certain employees of the Company who assisted in the consummation of the spin-off transaction that occurred in October 2019 are granted shares of restricted stock upon the successful completion of the spin-off. The 2019 LTI Plan provides for the issuance of 500 shares of Pennant restricted stock. The shares are vested over five years at 20% per year on the anniversary of the grant date. If a recipient is terminated or voluntarily leaves the Company, all shares subject to restriction or not yet vested shall be entirely forfeited. The total stock-based compensation related to the 2019 LTI Plan was approximately $202 and $403 for the three and six months ended June 30, 2021, respectively, compared to $195 and $389 for the three and six months ended June 30, 2020, respectively.
Stock-based compensation expense recognized for the Company's equity incentive plans and long-term incentive plan for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock-based compensation expense related to stock options	$2,026	$1,545	$3,759	$2,965
Stock-based compensation expense related to restricted stock awards	2,076	1,777	3,914	3,374
Stock-based compensation expense related to stock options and restricted stock awards to non-employee directors	531	206	1,014	424
Total	$4,633	$3,528	$8,687	$6,763

In future periods, the Company expects to recognize approximately $31,731 and $27,708 in stock-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of June 30, 2021. Future stock-based compensation expense will be recognized over 3.9 and 3.6 weighted average years for unvested options and restricted stock awards, respectively. There were 1,848 unvested and outstanding options as of June 30, 2021, of which 1,715 shares are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest as of June 30, 2021 was 6.1 years.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
17. LEASES
The Company leases from CareTrust REIT, Inc. (CareTrust) real property associated with 93 affiliated skilled nursing and senior living facilities used in the Company’s operations, 92 of which are under nine “triple-net” master lease agreements (collectively, the Master Leases), which range in terms from 13 to 20 years. At the Company’s option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. The extension of the term of any of the Master Leases is subject to the following conditions: (1) no event of default under any of the Master Leases having occurred and being continuing; and (2) the tenants providing timely notice of their intent to renew. The term of the Master Leases is subject to termination prior to the expiration of the then current term upon default by the tenants in their obligations, if not cured within any applicable cure periods set forth in the Master Leases. If the Company elects to renew the term of a Master Lease, the renewal will be effective to all, but not less than all, of the leased property then subject to the Master Lease. Additionally, four of the 93 facilities leased from CareTrust include an option to purchase that the Company can exercise starting on December 1, 2024. In the second quarter of 2021, the Company added four operations and extended the term for one of the Master Leases for an additional 15 years. As a result, the total lease liabilities and right-of-use assets increased by $54,716 to reflect the new lease obligation.
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
The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The terms and conditions of the one stand-alone lease are substantially the same as those for the master leases described above. Total rent expense under the Master Leases was approximately $14,419 and $28,499 for the three and six months ended June 30, 2021, respectively, and $13,130 and $26,255 for the three and six months ended June 30, 2020, respectively
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is in compliance with requirements of the Master Leases as of June 30, 2021.
In connection with the spin-off transaction that occurred in October 2019, the Company guaranteed certain leases of Pennant based on the underlying terms of the leases. The Company does not consider these guarantees to be probable and the likelihood of Pennant defaulting is remote, and therefore no liabilities have been accrued.
The Company also leases certain affiliated operations and its administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company has entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $34,476 and $67,952 for the three and six months ended June 30, 2021, respectively, and $32,499 and $64,846 for the three and six months ended June 30, 2020, respectively.
Forty-three of the Company’s affiliated facilities, excluding the facilities that are operated under the Master Leases with CareTrust, are operated under eight separate master lease arrangements. Under these master leases, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
The components of operating lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Rent - cost of services(1)	$34,455	$32,484	$67,911	$64,814
General and administrative expense	21	15	41	32
Depreciation and amortization(2)	290	290	580	644
Variable lease costs(3)	3,694	3,252	7,137	6,463
	$38,460	$36,041	$75,669	$71,953
(1)Rent - cost of services includes deferred rent expense adjustments of $109 and $221 for the three and six months ended June 30, 2021, respectively, and $111 and $236 for the three and six months ended June 30, 2020, respectively. Additionally, rent - cost of services includes other variable lease costs such as CPI increases and short-term leases of $832 and $1,416 for the three and six months ended June 30, 2021, respectively, and $620 and $1,214 for the three and six months ended June 30, 2020, respectively.
(2)Depreciation and amortization is related to the amortization of favorable and direct lease costs.
(3)Variable lease costs, including property taxes and insurance, are classified in cost of services in the Company's condensed consolidated statements of income.

Future minimum lease payments for all leases as of June 30, 2021 are as follows:

Year	Amount
2021 (remainder)	$68,108
2022	136,152
2023	134,393
2024	133,435
2025	133,341
2026	133,218
Thereafter	1,069,495
Total lease payments	1,808,142
Less: present value adjustment	(721,818)
Present value of total lease liabilities	1,086,324
Less: current lease liabilities	(51,807)
Long-term operating lease liabilities	$1,034,517
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of June 30, 2021, the weighted average remaining lease term is 14.1 years and the weighted average discount rate used to determine the operating lease liabilities is 8.0%.

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

Total rental income from all third-party sources for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Pennant(1)	$3,440	$3,131	$6,928	$6,232
Other third-party	487	489	976	1,050
	$3,927	$3,620	$7,904	$7,282
(1) Pennant rental income includes variable rent such as property taxes of $266 and $580 during the three and six months ended June 30, 2021 and $131 and $597 for the three and six months ended June 30, 2020.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
Future annual rental income for all leases as of June 30, 2021 were as follows:

Year	Amount(1)
2021 (remainder)	$7,610
2022	14,724
2023	14,420
2024	13,769
2025	13,509
2026	13,330
Thereafter	82,886
Total	$160,248
(1) Annual rental income includes base rents and variable rental income pursuant to existing leases as of June 30, 2021.

18. COMMITMENTS AND CONTINGENCIES
Regulatory Matters — Laws and regulations governing Medicare and Medicaid programs are complex and subject to review and interpretation. Compliance with such laws and regulations can likewise be subject to future governmental review and interpretation, as well as significant regulatory action including fines, penalties, and exclusion from certain governmental programs. Included in these laws and regulations is monitoring performed by the Office of Civil Rights which covers the Health Insurance Portability and Accountability Act of 1996, that requires healthcare providers (among other things) to safeguard the privacy and security of certain health information.
Cost-Containment Measures — Both government and private pay sources have instituted cost-containment measures designed to limit payments made to providers of healthcare services, and there can be no assurance that future measures designed to limit payments made to providers will not adversely affect the Company.

Indemnities — From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which the Company may be required to indemnify property owners or prior facility operators for post-transfer environmental or other liabilities and other claims arising from the Company’s use of the applicable premises, (ii) operations transfer agreements, in which the Company agrees to indemnify past operators of facilities the Company acquires against certain liabilities arising from the transfer of the operation and/or the operation thereof after the transfer to the Company's independent operating subsidiary, (iii) certain lending agreements, under which the Company may be required to indemnify the lender against various claims and liabilities, and (iv) certain agreements with the Company’s officers, directors and others, under which the Company may be required to indemnify such persons for liabilities arising out of the nature of their relationship to the Company. The terms of such obligations vary by contract and, in most instances, do not expressly state or include a specific or maximum dollar amount. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, because no claims have been asserted, no liabilities have been recorded for these obligations on the Company’s condensed consolidated balance sheets for any of the periods presented.

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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
U.S. House of Representatives Select Subcommittee Request — In 2020, the U.S. House of Representatives Select Subcommittee on the Coronavirus Crisis launched a nation-wide investigation into the COVID-19 pandemic, which includes the impact of the coronavirus on residents and employees in nursing homes. In June 2020, the Company received a document and information request from the House Select Subcommittee. The Company is cooperating in responding to this inquiry. However, it is not possible to predict the ultimate outcome of any such investigation or whether and what other investigations or regulatory responses may result from the investigation, which could have a material adverse effect on our reputation, business, financial condition, and results of operations.

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
In addition to the potential lawsuits and claims described above, the Company and its independent operating subsidiaries are also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare or Medicaid) or other payor. A violation may provide the basis for exclusion from Federally-funded healthcare programs. Such exclusions could have a correlative negative impact on the Company’s financial performance. Under the qui tam or "whistleblower" provisions of the False Claims Act, a private individual with knowledge of fraud may bring a claim on behalf of the Federal Government and receive a percentage of the Federal Government's recovery. Due to these whistleblower incentives, qui tam lawsuits have become more frequent. For example, and despite the decision of the U.S. Department of Justice to decline to participate in litigation based on the subject matter of its previously issued Civil Investigative Demand, the qui tam relator has continued on with the lawsuit and is pursuing claims that the Company and certain of its independent operating subsidiaries have allegedly violated the False Claims Act and/or the Anti-Kickback Statute.
In addition to the Federal False Claims Act, some states, including California, Arizona and Texas, have enacted similar whistleblower and false claims laws and regulations. Further, the Deficit Reduction Act of 2005 created incentives for states to enact anti-fraud legislation modeled on the Federal False Claims Act. As such, the Company and its independent operating subsidiaries could face increased scrutiny, potential liability and legal expenses and costs based on claims under state false claims acts in markets in which its independent operating subsidiaries do business.
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
The Company and its independent subsidiaries are also subject to requests for information and investigations by other State and Federal governmental entities (e.g., offices of the attorney general and offices of the inspector general). The Company cannot predict or provide any assurance as to the possible outcome of any inquiry, investigation or litigation. If any such inquiry, investigation or litigation were to proceed, and the Company and its independent operating subsidiaries are subjected to, alleged to be liable for, or agree to a settlement of, claims or obligations under Federal Medicare statutes, the Federal False Claims Act, or similar state and federal statutes and related regulations, or if the Company or its independent operating subsidiaries are alleged or found to be liable on theories of general or professional negligence or wage and hour violations, the Company's business, financial condition and results of operations and cash flows could be materially and adversely affected and its stock price could be adversely impacted. Among other things, any settlement or litigation could involve the payment of substantial sums to settle any alleged violations, and may also include the assumption of specific procedural and financial obligations by the Company or its operating subsidiaries going forward under a corporate integrity agreement and/or other such arrangement.

Medicare Revenue Recoupments — The Company's independent operating entities are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments as a result of Recovery Audit Contractors (RAC), Program Safeguard Contractors, and Medicaid Integrity Contractors programs (collectively referred to as Reviews). For several months during the COVID-19 pandemic, the Centers for Medicare and Medicaid Services (CMS) suspended its Targeted Probe and Educate Program. Beginning in August 2020, CMS resumed Targeted Probe and Educate Program activity. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. The Company anticipates that these Reviews could increase in frequency in the future. As of June 30, 2021, none of the Company's independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process.

Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for 55.9% and 58.3% of its total accounts receivable as of June 30, 2021 and December 31, 2020, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 73.1% and 73.6% of the Company's service revenue for the three and six months ended June 30, 2021, respectively, and 75.3% and 73.1% for the three and six months ended June 30, 2020, respectively.

Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of July 23, 2021, the Company had approximately $761 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

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

Overview
We are a provider of health care services across the post-acute care continuum, engaged in the ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare-related properties, and other ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. Our operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, senior living and other ancillary services. As of June 30, 2021, we offered skilled nursing, senior living and rehabilitative care services through 240 skilled nursing and senior living facilities. Of the 240 facilities, we operated 175 facilities under long-term lease arrangements, and have options to purchase 11 of those 175 facilities. Our real estate portfolio includes 95 owned real estate properties, which included 65 facilities operated and managed by us, 31 senior living operations leased to and operated by The Pennant Group, Inc., or Pennant, as part of the spin-off transaction that occurred in October 2019 (Spin-Off), and the Service Center location. Of the 31 real estate operations leased to Pennant, two senior living operations are located on the same real estate properties as skilled nursing facilities that the Company owns and operates.

The following table summarizes our affiliated facilities and operational skilled nursing beds and senior living units by ownership status as of June 30, 2021:

	Owned and Operated	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total for Facilities Operated
Number of facilities	65	11	164	240
Percentage of total	27.1%	4.6%	68.3%	100.0%
Operational skilled nursing beds	6,417	1,145	16,924	24,486
Percentage of total	26.2%	4.7%	69.1%	100.0%
Senior living units	1,445	178	605	2,228
Percentage of total	64.9%	8.0%	27.1%	100.0%

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
As the vaccine distribution commenced and infection rates began to decline, our occupancy rates started to recover in the first quarter of 2021 and continued throughout the second quarter of 2021. The improvements in occupancy were due to our operations developing innovative approaches to confront the occupancy declines, including strategic partnerships with upstream and downstream continuum partners and increasing clinical competencies to treat high-acuity patients, including those that are COVID-19 positive. Additionally, we have seen increases in hospital volumes for surgeries. Some operations added COVID-19 wings, while others became COVID-19 dedicated facilities, enabling an important offloading of strained hospital capacity. Even with COVID-19 demands waning, the partnerships developed during the pandemic will continue to benefit us into the future. As a result of our local, one operation at a time approach, our Same Facilities and Transitioning Facility occupancy rebounded by 2.1% and 3.0%, respectively, during the second quarter of 2021 compared to the fourth quarter of 2020, and 1.7% and 1.5%, respectively, compared to the first quarter of 2021. By strengthening existing partnerships, creating new partnerships and most importantly, demonstrating clinical capabilities and favorable outcomes, our census has continued to stabilize. We believe our operations are primed to rebuild occupancies and continue to gain additional market share as a result of relationships with acute care providers and other health care partners.
During the three and six months ended June 30, 2021, we received approximately $2.4 million and $11.5 million, respectively, in provider relief fund distributions (Provider Relief Fund) from the Coronavirus Aid, Relief and Economic Security Act of 2020 (the CARES Act) from the federal government. To date, we have returned all Provider Relief Funds that we received. Further, in March 2021, we repaid the remaining $102.0 million of Medicare Accelerated and Advance Payment Program funds.

During the three and six months ended June 30, 2021, we received an additional $16.8 million and $32.4 million, respectively, in state relief funding and recognized $16.7 million and $33.2 million, respectively, as revenue, of which $5.8 million and $6.5 million were classified as unapplied state funding included in our liabilities as of June 30, 2021 and December 31, 2020, respectively. See Note 3, COVID-19 Update in the Notes to the Condensed Consolidated Financial Statements.
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
Until the COVID-19 pandemic has been resolved as a public health crisis, it has the potential to cause further and more severe disruption of the global and national economies. Despite these challenges, we believe we are well-positioned to operate effectively in the current environment. Our forecasted metrics may be modified as the pace of the recovery in our volumes and related activity become clearer over the coming months.
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
Facility Information
The following table sets forth the location of our operated and owned facilities by type as well as the number of beds and units located at operated and owned facilities as of June 30, 2021:

	TX	CA	AZ	UT	CO	WA	ID	NE	IA	SC	WI	NV	KS	Total
Number of operated facilities
Skilled nursing operations	60	50	29	18	14	13	10	4	4	4	2	1	—	209
Senior living operations	1	—	—	2	5	—	—	1	—	—	—	—	—	9
Campuses(1)	4	1	3	1	1	—	1	2	2	—	—	—	7	22
Number of operated beds/units
Operational skilled nursing beds	7,787	5,080	4,203	1,991	1,294	1,227	904	413	368	426	100	92	601	24,486
Senior living units	505	65	315	165	619	—	21	301	31	—	—	—	206	2,228

Number of owned and operated facilities
Skilled nursing properties	15	6	7	7	4	2	5	1	—	4	2	—	—	53
Senior living communities	1	—	—	—	3	—	—	1	—	—	—	—	—	5
Campuses(1)	2	—	3	—	—	—	—	—	—	—	—	—	2	7

Number of owned and operated beds/units
Owned skilled nursing beds	1,938	691	1,264	684	348	204	454	88	—	426	100	—	220	6,417
Owned Senior living units	439	—	315	—	355	—	—	262	—	—	—	—	74	1,445
(1) Campuses represent facilities that offer both skilled nursing and senior living services.
During the six months ended June 30, 2021, we expanded our operations through a combination of long-term leases and a real estate purchase with the addition of twelve stand-alone skilled nursing operations. Of these additions, one is related to a purchase of owned property, further expanding our real estate portfolio. These new operations added a total of 1,263 operational skilled nursing beds operated by our affiliated operating subsidiaries.
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

The following table summarizes our overall skilled mix from our skilled nursing services for the periods indicated as a percentage of our total skilled nursing routine revenue and as a percentage of total skilled nursing patient days:

	Three Months Ended June 30,		Six Months Ended June 30,
Skilled Mix:	2021	2020	2021	2020

Days	30.9%	29.7%	32.6%	29.5%
Revenue	51.4%	51.4%	53.5%	50.8%
Occupancy — We define occupancy derived from our skilled services as the ratio of actual patient days (one patient day equals one patient occupying one bed for one day) during any measurement period to the number of beds in facilities which are available for occupancy during the measurement period. The number of licensed beds in a skilled nursing facility that are actually operational and available for occupancy may be less than the total official licensed bed capacity. This sometimes occurs due to the permanent dedication of bed space to alternative purposes, such as enhanced therapy treatment space or other desirable uses calculated to improve service offerings and/or operational efficiencies in a facility. In some cases, three- and four-bed wards have been reduced to two-bed rooms for resident comfort, and larger wards have been reduced to conform to changes in Medicare requirements. These beds are seldom expected to be placed back into service. We believe that reporting occupancy based on operational beds is consistent with industry practices and provides a more useful measure of actual occupancy performance from period to period.

The following table summarizes our overall occupancy statistics for skilled nursing operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Occupancy for skilled services:	2021	2020	2021	2020
Operational beds at end of period	24,486	22,907	24,486	22,907
Available patient days	2,200,536	2,084,261	4,322,632	4,154,993
Actual patient days	1,599,707	1,530,286	3,109,307	3,173,676
Occupancy percentage (based on operational beds)	72.7%	73.4%	71.9%	76.4%
Segments
In the fourth quarter of fiscal year 2020, we began reporting the results of our real estate portfolio as a new segment as we continue to expand our real estate investment strategy. We have two reportable segments: (1) skilled services, which includes the operation of skilled nursing facilities and rehabilitation therapy services and (2) real estate, which is comprised of properties owned by us and leased to skilled nursing and assisted living operations, including our own operating subsidiaries and third party operators, and are subject to triple-net long-term leases. Prior to this new segment structure, we had one reportable segment, skilled services.
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

Revenue Sources

The following table sets forth our total service revenue by payor source generated by our skilled services and our "Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	Skilled Services		Other(1)		Total Service Revenue
	2021	2020	2021	2020	2021	2020
Medicaid(2)	$247,671	$222,924	$3,784	$3,194	$251,455	$226,118
Medicare	170,008	175,044	—	—	170,008	175,044
Medicaid-skilled	42,740	36,385	—	—	42,740	36,385
Subtotal	460,419	434,353	3,784	3,194	464,203	437,547
Managed care	112,963	82,316	—	—	112,963	82,316
Private and other	39,500	40,008	17,943	21,208	57,443	61,216
Total service revenue	$612,882	$556,677	$21,727	$24,402	$634,609	$581,079

	Three Months Ended June 30,
	Skilled Services		Other(1)		Total Service Revenue
	2021	2020	2021	2020	2021	2020
Medicaid(2)	40.4%	40.0%	17.4%	13.1%	39.6%	38.9%
Medicare	27.7	31.4	—	—	26.8	30.1
Medicaid-skilled	7.0	6.6	—	—	6.7	6.3
Subtotal	75.1	78.0	17.4	13.1	73.1	75.3
Managed care	18.4	14.8	—	—	17.8	14.2
Private and other	6.5	7.2	82.6	86.9	9.1	10.5
Total service revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Private and other payors in our "all other" category includes revenue from senior living operations and all payors generated in our other ancillary operations.
(2) Medicaid payor includes revenue for senior living operations and revenue related to FMAP.

	Six Months Ended June 30,
	Skilled Services		Other(1)		Total Service Revenue
	2021	2020	2021	2020	2021	2020
Medicaid(2)	$475,412	$443,893	$7,401	$6,421	$482,813	$450,314
Medicare	360,311	330,628	—	—	360,311	330,628
Medicaid-skilled	82,733	72,394	—	—	82,733	72,394
Subtotal	918,456	846,915	7,401	6,421	925,857	853,336
Managed care	221,308	184,345	—	—	221,308	184,345
Private and other	74,154	83,721	36,566	45,628	110,720	129,349
Total service revenue	$1,213,918	$1,114,981	$43,967	$52,049	$1,257,885	$1,167,030

	Six Months Ended June 30,
	Skilled Services		Other(1)		Total Service Revenue
	2021	2020	2021	2020	2021	2020
Medicaid(2)	39.2%	39.8%	16.8%	12.3%	38.4%	38.6%
Medicare	29.7	29.6	—	—	28.6	28.3
Medicaid-skilled	6.8	6.6	—	—	6.6	6.2
Subtotal	75.7	76.0	16.8	12.3	73.6	73.1
Managed care	18.2	16.5	—	—	17.6	15.8
Private and other	6.1	7.5	83.2	87.7	8.8	11.1
Total service revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Private and other payors in our "all other" category includes revenue from senior living operations and all payors generated in our other ancillary operations.
(2) Medicaid payor includes revenue for senior living operations and revenue related to FMAP.
In addition to the service revenue above, our rental revenue derived from triple-net lease arrangements with third parties is $3,927 and $7,904, respectively, for the three and six months ended June 30, 2021 and $3,620 and $7,282, respectively, for the three and six months ended June 30, 2020.
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

Real Estate
We generate rental revenue primarily by leasing post-acute care properties we acquired to healthcare operators under triple-net lease arrangements, whereby the tenant is solely responsible for the costs related to the property, including property taxes, insurance, and maintenance and repair costs, subject to certain exceptions. As of June 30, 2021, our real estate portfolio was comprised of 95 real estate properties. Of these properties, 65 are leased to affiliated skilled nursing facilities wholly-owned and managed by us, 31 are leased to senior living operations wholly-owned and managed by Pennant, and our Service Center property, which is leased to our Service Center and numerous third parties for commercial office space. Of the 31 real estate operations leased to Pennant, two senior living operations are located on the same real estate properties as skilled nursing facilities that the Company owns and operates. During the three and six months ended June 30, 2021, we generated rental revenues of $16.0 million and $31.9 million, of which $12.1 million and $24.0 million, respectively, was derived from affiliated wholly-owned healthcare operators, and therefore eliminated in consolidation.
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
Temporary suspension of certain patient coverage criteria and documentation and care requirements - The Coronavirus Aid, Relief, and Economic Security Act of 2020 (the CARES Act) and a series of temporary waivers and guidance issued by CMS suspended various Medicare patient coverage criteria to ensure patients continue to have adequate access to care, notwithstanding the burdens placed on healthcare providers as related to the COVID-19 pandemic. Many of these regulatory waivers were issued pursuant to Section 1135 of the Social Security Act, which authorizes the HHS Secretary to temporarily waive or modify Medicare and Medicaid requirements for affected health care providers and facilities following the declaration of a public health emergency (Section 1135 Waivers). HHS also waived requirements specific to skilled nursing facilities pursuant to its authority under Section 1812(f) of the Social Security Act (Section 1812(f) Waiver, and together with the Section 1135 Waivers, the Emergency Waivers). While many of the Emergency Waivers are expected to last throughout the duration of the COVID-19 public health emergency, CMS ended several Emergency Waivers that were no longer needed effective May 10, 2021.

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
Testing requirements — Beginning in April 2020, authorities in several states in which we operate began to mandate widespread COVID-19 testing at all nursing home and long-term care facilities. This came after the CDC stated that older adults are at a higher risk for serious illness from the coronavirus and issued updated testing guidelines for nursing homes. Some of these states were also publicly reporting COVID-19 outbreaks in facilities. On July 22, 2020, CMS announced that nursing homes in states with a 5% or greater positivity rate for COVID-19 will be required to test all nursing home staff each week. On August 26, 2020, CMS issued new parameters for testing, requiring routine monthly testing of all facility staff if the facility’s county positivity rate is less than 5%; weekly testing if the county positivity rate is between 5% and 10%; and twice weekly testing if the county positivity rate exceeds 10%. On April 27, 2021, CMS again issued revised parameters for testing, specifying that the requirement for routine testing of staff applies only to those staff members that are unvaccinated - fully vaccinated staff do not have to be routinely tested. The routine testing requirements are in addition to obligations to screen staff each shift, residents daily, and all persons entering the facility for signs and symptoms of COVID-19. Facilities must test any staff or resident, regardless of vaccination status, who has signs or symptoms of COVID-19. In the event of a COVID-19 outbreak in the facility, all staff and residents must be tested at regular intervals until repeat testing identifies no new cases of COVID-19 infection among staff or residents for a 14-day period. In addition to CMS's testing mandates, some states have imposed their own testing requirements for residents and staff or are enforcing testing mandates under existing or expanded workplace safety regulations. Non-compliance with state or federal mandates may result in imposition of fines or other administrative action.

Reporting requirements — Effective May 8, 2020, CMS published an interim final rule requiring skilled nursing facilities to report information related to COVID-19 cases among facility residents and staff directly to the CDC National Health Safety Network no less than weekly, which is made publicly available on a dedicated website. In addition, skilled nursing facilities are required to inform residents, their families and representatives of confirmed or suspected COVID-19 cases in their facilities. This resident/family/representative notification is required to take place by 5:00 p.m. (local time) the next calendar day following the occurrence of: (1) a single confirmed infection of COVID-19, or (2) three or more residents or staff with new-onset of respiratory symptoms that occur within 72 hours of one another.
Effective May 21, 2021, CMS published an interim final ruling requiring long-term care facilities to report weekly COVID-19 vaccination data of both residents and staff to the CDC National Healthcare Safety Network. Facilities are also required to provide residents and staff with vaccine education and offer vaccines, when available, to residents and staff. CMS may initiate enforcement activities and assess civil monetary penalties for not meeting any of these COVID-19 reporting requirements. We do not believe these reporting requirements will have a material impact on our Condensed Consolidated Financial Statements.
Effective June 11, 2021, HHS revised the Post-Payment Notice of Reporting Requirements which are applicable to recipients of Provider Relief Funds. The revised requirements provide additional information on the data elements that recipients are required to report as part of the post-payment reporting process, as well as the timing of such reporting. We do not believe these reporting requirements will have a material impact on our Condensed Consolidated Financial Statements.
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
On June 1, 2020 (and subsequently updated in January 2021), CMS introduced an enhanced enforcement program with respect to infection control deficiencies. The program contemplates more significant remedies against facilities with a prior history of infection control deficiencies and imposes more stringent penalties with deficiencies identified at a higher scope and severity. The spectrum of remedies available to CMS for imposition on skilled nursing facilities in connection with this enhancement includes increased monetary fines, shortened time periods to return to compliance, and other administrative penalties.
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
Medicare
Medicare presently accounts for approximately 29.7% of our skilled nursing services revenue year-to-date, being our second-largest payor. The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past, and could in the future, result in substantial reductions in our revenue and operating margins.

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
Updated performance measures mandated for the SNF QRP for fiscal year 2020 were established in the final SNF PPS rule adopted on August 8, 2019 (fiscal year 2020 SNF PPS Rule). The final rule continues implementation of the SNF QRP measures to improve program interoperability, operational quality and safety. Specifically, the rule adopts a number of standardized patient assessment data elements. The SNF QRP applies to freestanding skilled nursing facilities, skilled nursing facilities affiliated with acute care facilities, and all non-critical access hospital swing-bed rural hospitals. Under the SNF QRP, a skilled nursing facility’s annual market basket percentage is reduced by 2.0% if the skilled nursing facility does not submit quality measure data in accordance with thresholds set by the IMPACT Act. Skilled nursing facilities that do not meet the SNF QRP requirements for a program year will receive a notice of non-compliance.
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

Skilled Nursing Facility Value-Based Purchasing (SNF-VBP) Program
The SNF-VBP Program rewards skilled nursing facilities with incentive payments based on the quality of care they provide to Medicare beneficiaries, as measured by a hospital readmissions measure. CMS annually adjusts its payment rules for skilled nursing facilities using the SNF-VBP Program. Effective October 1, 2018, CMS began withholding 2.0% to fund the SNF-VBP incentive payment pool and will redistribute 60% of the withheld payments back to skilled nursing facilities through the program. The fiscal year 2020 SNF PPS Rules estimate the economic impact of the SNF-VBP Program to be a reduction of $213.6 million in aggregate payments to skilled nursing facilities during fiscal year 2020. The Rule also introduced two new quality measures to assess how health information is shared and adopted a number of standardized patient assessment data elements that assess factors such as cognitive function and mental status, special services, and social determinants of health. The fiscal year 2021 SNF PPS rule updated the deadlines for baseline period quality measure quarterly reporting and announced performance periods and standards for the fiscal year 2023 program year, but otherwise made no changes to the measures, scoring or payment policies. In the fiscal year 2022 program, CMS proposed changes to account for COVID-19 impacting readmission rates and SNF admissions during the performance periods of fiscal year 2020. These proposed changes would impact the SNF-VBP rate adjustment.
Part B Rehabilitation Requirements
Some of our revenue is paid by the Medicare Part B program under a fee schedule. Part B services are limited with a payment cap by combined speech-language pathology services (SLP) and physical therapy (PT) services and a separate annual cap for occupational therapy (OT) services. These caps were implemented under the authority of the Balanced Budget Amendments of 1997. These amounts were previously associated with the financial limitation amounts. The Bipartisan Budget Act of 2018 (BBA) repealed those caps while retaining and adding additional limitations to ensure appropriate therapy services. This policy does not limit the amount of medically necessary Medicare Part B therapy services a beneficiary may receive. The BBA establishes coding modifier requirements to obtain payments beyond the updated KX modifier thresholds, discussed below, and reaffirms the specific $3,000 claim audit threshold requirements for the Medicare Administrative Contractors. For PT and SLP combined the threshold for coding modifier requirements is $2,110 for 2021, compared to $2,080 for 2020. The threshold is the same for OT services.

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
On November 1, 2019, CMS issued the calendar year 2020 Physician Fee Schedule (PFS) Final Rule establishing that therapy assistant claim modifiers will be required starting in calendar year 2020. This rule is consistent with the requirement of the BBA, which requires a 15% payment reduction when a physical therapist assistant (PTA) or occupational therapy assistant (OTA) provides services “in whole or in part” on a given day. While the modifiers are required to be applied to the claims beginning in calendar year 2020, the 15% therapist assistant payment reduction will not be applied until calendar year 2022. The final rule clarified that “in whole or in part” means when 10% or more of the services are provided by a PTA or OTA.

On December 1, 2020, CMS issued the calendar year 2021 PFS Final Rule, which reduced the conversion factor (i.e. the number by which CMS determine all current procedural terminology code payments) by 10.2%. These changes lowered the reimbursement rate for therapy Medicare Part B specialty providers, specific to our industry by 9% for PT and OT and by 6% for SLP Codes.
The Consolidated Appropriations Act of 2021 (CAA, also referred to as The Omnibus Appropriations Law) was signed into law on December 27, 2020. The CAA includes three components relevant to the Medicare Part B PFS. First, the CAA incorporates a rate relief of approximately 3.75% for fiscal year 2021. Additionally, the CAA incorporates a freeze to the payment for the physician add-on code for three years which would effectively create relief on the initial cuts through 2023. Finally, the relief calls for the 2% sequester to not be applied to the Medicare Part B program for the first quarter of 2021. CMS incorporated the first and second components of the CAA relief into the fiscal year 2021 PFS files which were published on January 5, 2021. While the 2021 PFS Final Rule reduced the fiscal year 2021 factor to $32.4085 (calendar year conversion factor was $36.0896), subsequently, the CAA restored part of the reductions resulting in the final fiscal year 2021 conversion factor of $34.8931. This conversion factor rate does not include the 2% sequester which will also qualify as temporary relief for the first quarter of 2021.
On July 13, 2021, CMS issued the calendar year 2022 PFS proposed rule, which proposes to implement the portion of the BBA requiring the use of new modifiers to allow CMS to identify and make payments at 85% of the otherwise applicable Part B payment amount for PT and OT services furnished in whole or in part by PT and OT assistants. Other changes in the proposed rule, including reducing the conversion factor by 3.89%, will have the effect of lowering the reimbursement rate for Part B therapy services specific to our industry by approximately 2%, if implemented.
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

On May 27, 2020, pursuant to its authority under the Emergency Waivers, CMS added physical therapy, occupational therapy and speech-language pathology to list of approved telehealth Providers for the Medicare Part B programs provided by a skilled nursing facility. This waiver allows the reimbursement of certain HCPCS codes delivered by PT, OT, SLP through telehealth through the end of the public health emergency. Subsequently, the calendar year 2021 PFS Final Rule added certain of these PT and OT services to the list of Medicare telehealth services on a temporary basis through the end of the calendar year in which the COVID-19 public health emergency ends. These services have been used to provide some services to community-based outpatients from our skilled nursing facilities that are eligible through local rules to provide community-based outpatient services. Under the calendar year 2022 PFS proposed rule, these telehealth services would continue to be included on the Medicare telehealth services list until the end of calendar year 2023.
Pursuant to the Emergency Waivers, CMS allowed for the facility to bill an originating site fee to CMS for telehealth services provided to Medicare Part B beneficiary residents of the facility when the services are provided by a physician from an alternate location, effective March 6, 2020 through the end of the public health emergency, which is currently in effect through October 18, 2021. The PFS Final Rule also increased the frequency limitation on nursing facility telehealth visits from once every 30 days to once every fourteen days. Our facilities are utilizing this waiver as physicians elect to provide telehealth visits to Medicare Part B beneficiaries residing in the skilled nursing facility.
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

Civil and Criminal Fraud and Abuse Laws and Enforcement
Various complex federal and state laws exist which govern a wide array of referrals, relationships and arrangements, and prohibit fraud by healthcare providers. Governmental agencies are devoting increasing attention and resources to such anti-fraud efforts. The Health Insurance Portability and Accountability Act of 1996 (HIPAA), and the Balanced Budget Act of 1997 expanded the penalties for healthcare fraud. Additionally, in connection with our involvement with federal healthcare reimbursement programs, the government or those acting on its behalf may bring an action under the FCA, alleging that a healthcare provider has defrauded the government by submitting a claim for items or services not rendered as claimed, which may include coding errors, billing for services not provided, and submitting false or erroneous cost reports. The Fraud Enforcement and Recovery Act of 2009 (FERA) expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. The FCA clarifies that if an item or service is provided in violation of the Anti-Kickback Statute, the claim submitted for those items or services is a false claim that may be prosecuted under the FCA as a false claim. Civil monetary penalties under the FCA range from approximately $11,665 to $23,331 and are adjusted each January for inflation. Under the qui tam or “whistleblower” provisions of the FCA, a private individual with knowledge of fraud may bring a claim on behalf of the federal government and receive a percentage of the federal government’s recovery. Due to these whistleblower incentives, lawsuits have become more frequent. Many states also have a false claim prohibition that mirrors or tracks the federal FCA. Federal law also provides that OIG has the authority to exclude individuals and entities from federally funded health care programs on a number of grounds, including, but not limited to, certain types of criminal offenses, licensure revocations or suspensions, and exclusion from state or other federal healthcare programs. And, CMS can recover overpayments from health care providers up to five years following the year in which payment was made.
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
Americans with Disabilities Act
Our facilities must also comply with the American with Disabilities Act (ADA), and similar state and local laws to the extent that such facilities are "public accommodations" as defined in those laws. The obligation to comply with the ADA and other similar laws is an ongoing obligation, and we continue to assess our facilities and make appropriate modifications.

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

Results of Operations
We believe we exist to dignify and transform post-acute care. We set out a strategy to achieve our goal of ensuring our patients are receiving the best possible care through our ability to acquire, integrate and improve our operations. Our results serve as a strong indicator that our strategy is working and our transformation is underway. As vaccines continue to become more readily available and COVID-19 cases are declining in the communities we serve, we began to see a recovery in our census during the first quarter of 2021 and our improved occupancy levels continued into the second quarter of 2021. As a result, we continue to experience healthy growth and achieve record revenue and net income.
Our total revenue for the quarter increased $53.8 million, or 9.2% while our diluted GAAP earning per share grew by 19.2%, from $0.73 to $0.87, compared to the second quarter in 2020. Revenue from our skilled services collectively increased by 10.1%. See Recent Activities for further information. Our one operation at a time approach demonstrates our affiliated operators focus on clinical results and operational fundamentals. We have also strengthened our collection process and identified non-clinical areas where we can manage spending. These operational fundamentals coupled with the reduction of interest expense due to the deferral of payroll tax payments and cash generated from strong performance resulted in strong financial success in the quarter.

The following table sets forth details of operating results for our revenue, expenses and earnings, and their respective components, as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue:
Service revenue	99.4%	99.4%	99.4%	99.4%
Rental revenue	0.6	0.6	0.6	0.6
Total revenue	100.0%	100.0%	100.0%	100.0%
Expense:
Cost of services	76.4	77.3	76.7	77.2
Rent—cost of services	5.4	5.6	5.4	5.5
General and administrative expense	5.8	5.4	5.5	5.4
Depreciation and amortization	2.2	2.3	2.2	2.3
Total expenses	89.8	90.6	89.8	90.4
Income from operations	10.2	9.4	10.2	9.6
Other income (expense):
Interest expense	(0.3)	(0.4)	(0.3)	(0.5)
Interest and other income	0.2	0.2	0.1	0.2
Other expense, net	(0.1)	(0.2)	(0.2)	(0.3)
Income before provision for income taxes	10.1	9.2	10.0	9.3
Provision for income taxes	2.2	2.3	2.1	2.2
Net income	7.9	6.9	7.9	7.1
Less: net income attributable to noncontrolling interests	0.2	0.1	0.1	0.1
Net income attributable to The Ensign Group, Inc.	7.7%	6.8%	7.8%	7.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Segment Income(1)	(In thousands)
Skilled services	$90,010	$78,302	$178,941	$158,893
Real estate(2)	$8,891	$7,794	$17,712	$14,119
Non-GAAP Financial Measures:
Performance Metrics
EBITDA	$77,491	$68,599	$154,198	$138,759

Adjusted EBITDA	$82,523	$72,383	$163,402	$146,191

FFO for real estate segment	$13,675	$12,381	$27,189	$23,221

Valuation Metric
Adjusted EBITDAR	$116,978		$231,275
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
•stock-based compensation expense;
•costs incurred related to real estate due diligence;
•costs incurred related to new systems implementation;
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

The table below reconciles net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Consolidated statements of income data:	(In thousands)
Net income	$50,583	$40,688	$100,420	$81,890
Less: net income attributable to noncontrolling interests	1,158	440	1,789	793
Add: Interest expense, net	513	1,211	1,406	4,178
Provision for income taxes	13,758	13,535	26,707	26,159
Depreciation and amortization	13,795	13,605	27,454	27,325
EBITDA	$77,491	$68,599	$154,198	$138,759

Stock-based compensation expense	4,633	3,528	8,687	6,763
Results related to operations not at full capacity(a)	—	197	584	539
Gain on sale of assets	—	—	(540)	—
Costs incurred related to real estate due diligence	171	—	171	—
Acquisition related costs(b)	152	34	188	83
Costs incurred related to new systems implementation	76	—	76	—
Rent related to items above	—	25	38	47
Adjusted EBITDA	$82,523	$72,383	$163,402	$146,191
Rent—cost of services	34,455	32,484	67,911	64,814
Less: rent related to items above	—	(25)	(38)	(47)
Adjusted rent	34,455	32,459	67,873	64,767
Adjusted EBITDAR	$116,978		$231,275

(a) Represents results of operations not at full capacity during the period presented.
(b) Costs incurred to acquire operations which are not capitalizable.

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

The following table sets forth details of operating results for our revenue and earnings, and their respective components, by our reportable segment for the periods indicated:

	Three Months Ended June 30, 2021
	Skilled services	Real estate	All Other	Eliminations	Consolidated
Total revenue	612,882	16,031	21,727	(12,104)	$638,536
Total expenses, including other expense, net	522,872	7,140	56,287	(12,104)	574,195
Segment income (loss)	90,010	8,891	(34,560)	—	64,341
Income before provision for income taxes					$64,341

	Three Months Ended June 30, 2020
	Skilled services	Real estate	All Other	Eliminations	Consolidated
Total revenue	$556,677	$15,009	$24,402	$(11,389)	$584,699
Total expenses, including other expense, net	478,375	7,215	56,275	(11,389)	530,476
Segment income (loss)	78,302	7,794	(31,873)	—	54,223
Income before provision for income taxes					$54,223

Our total revenue increased $53.8 million, or 9.2%, compared to the three months ended June 30, 2020. The increase in revenue was primarily driven by an increase in our skilled mix days and revenue per patient day from our skilled services operations, along with the impact of acquisitions. Total revenue from operations acquired on or subsequent to January 1, 2020 increased our consolidated revenue by $27.9 million during the three months ended June 30, 2021, when compared to the same period in 2020. In addition, we recorded $16.7 million of state relief revenue in the second quarter of 2021 compared to $12.4 million in the same period in 2020, which correlated directly to the additional COVID-19 related expenses incurred. All state relief revenue is included in Medicaid revenue.

Skilled Services

Revenue

The following table presents the skilled services revenue and key performance metrics by category during the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Change	% Change

Total Facility Results:	(Dollars in thousands)
Skilled services revenue	$612,882	$556,677	$56,205	10.1%
Number of facilities at period end	209	195	14	7.2%
Number of campuses at period end*	22	21	1	4.8%
Actual patient days	1,599,707	1,530,286	69,421	4.5%
Occupancy percentage — Operational beds	72.7%	73.4%		(0.7)%
Skilled mix by nursing days	30.9%	29.7%		1.2%
Skilled mix by nursing revenue	51.4%	51.4%		—%

	Three Months Ended June 30,
	2021	2020	Change	% Change

Same Facility Results(1):	(Dollars in thousands)
Skilled services revenue	$492,510	$468,023	$24,487	5.2%
Number of facilities at period end	165	165	—	—%
Number of campuses at period end*	15	15	—	—%
Actual patient days	1,264,220	1,262,224	1,996	0.2%
Occupancy percentage — Operational beds	73.9%	73.9%		—%
Skilled mix by nursing days	32.4%	31.0%		1.4%
Skilled mix by nursing revenue	53.2%	52.8%		0.4%

	Three Months Ended June 30,
	2021	2020	Change	% Change

Transitioning Facility Results(2):	(Dollars in thousands)
Skilled services revenue	$88,617	$83,356	$5,261	6.3%
Number of facilities at period end	27	27	—	—%
Number of campuses at period end*	6	6	—	—%
Actual patient days	243,576	250,988	(7,412)	(3.0)%
Occupancy percentage — Operational beds	68.4%	70.9%		(2.5)%
Skilled mix by nursing days	26.9%	24.0%		2.9%
Skilled mix by nursing revenue	46.3%	44.6%		1.7%

	Three Months Ended June 30,
	2021	2020	Change	% Change

Recently Acquired Facility Results(3):	(Dollars in thousands)
Skilled services revenue	$31,755	$5,298	$26,457	NM
Number of facilities at period end	17	3	14	NM
Number of campuses at period end*	1	—	1	NM
Actual patient days	91,911	17,074	74,837	NM
Occupancy percentage — Operational beds	68.4%	76.0%		NM
Skilled mix by nursing days	19.8%	15.9%		NM
Skilled mix by nursing revenue	37.0%	30.0%		NM
*Campus represents a facility that offers both skilled nursing and senior living services. Revenue and expenses related to skilled nursing and senior living services have been allocated and recorded in the respective operating segment. In the second quarter of 2021, we converted a campus into a skilled nursing facility.
(1)Same Facility results represent all facilities purchased prior to January 1, 2018.
(2)Transitioning Facility results represent all facilities purchased from January 1, 2018 to December 31, 2019.
(3)Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2020.

Skilled services revenue increased $56.2 million, or 10.1%, compared to the three months ended June 30, 2020. Of the $56.2 million increase, Medicaid custodial revenue increased $24.7 million, or 11.1%, Medicaid skilled revenue increased $6.4 million, or 17.5%, and managed care revenue increased by $30.6 million, or 37.2%. This is partially offset by the decreases in Medicare revenue of $5.0 million, or 2.9%, and private and other revenue of $0.5 million, or 1.3%.

The increase in revenue was primarily driven by strong performance across our skilled services operations. The negative impact of COVID-19 on our census started in March 2020 and continues in 2021. Our consolidated occupancy decreased by 0.7%, which includes operations acquired at lower occupancy compared to the same period in the prior year. The impact of the decline in occupancy was offset by the increase in skilled mix days due to a shift toward high acuity patients.

Revenue in our Same Facilities increased $24.5 million, or 5.2% due to higher patient acuity, skilled days and total patient days. Our skilled days increased by 4.7%, which resulted in an increase in skilled mix revenue of $9.7 million. Managed care skilled days increased by 33.9% coupled with an increase from our revenue daily rate of 1.8%, resulting in an increase in Managed Care revenue of $23.4 million. Medicaid custodial and private patient census days decreased due to COVID-19. This was offset by an increase in our Medicaid daily rate of 5.2% as a result of our successful participation in the quality improvement programs and the supplemental programs in various states.

Revenue generated by our Transitioning Facilities increased $5.3 million, or 6.3%, primarily due to an increase in our skilled mix days compared to the three months ended June 30, 2020, demonstrating our ability to transition these healthcare operations toward higher acuity patients. The acuity gains were partially offset by the decline in occupancy of non-skilled patient days.

Skilled services revenue generated by facilities purchased on or subsequent to January 1, 2020 (Recently Acquired Facilities) increased by approximately $26.5 million compared to the three months ended June 30, 2020. We acquired fifteen operations between July 1, 2020 and June 30, 2021 across five states.

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
The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate (1):

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Skilled Nursing Average Daily Revenue Rates:
Medicare	$687.38	$665.84	$671.78	$639.97	$670.62	$574.22	$684.33	$661.05
Managed care	505.69	496.84	476.54	474.06	481.12	391.39	501.06	493.10
Other skilled	541.80	537.80	419.22	356.73	512.71	—	530.17	530.57
Total skilled revenue	584.52	587.36	559.34	565.08	582.65	534.44	581.11	584.08
Medicaid	248.71	236.36	238.66	223.11	242.40	236.81	246.65	234.02
Private and other payors	236.86	232.60	236.12	216.52	259.37	234.86	238.06	229.76
Total skilled nursing revenue	$356.45	$344.87	$324.54	$304.46	$311.41	$283.93	$349.00	$337.55
(1) These rates exclude additional FMAP we recognized and include sequestration reversal of 2%.

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 3.2% and 5.0%, respectively, compared to the three months ended June 30, 2020. The increase is attributable to the 2.2% net market basket increase that became effective in October 2020 coupled with our continued shift towards higher acuity patients. Included in revenue for the three months ended June 30, 2021 is the result of the temporary suspension of the 2% Medicare sequestration, which started on May 1, 2020 and was extended through December 31, 2021.

Our average Medicaid rates increased 5.4% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states. Medicaid rates exclude the amount of state relief revenue we recorded.

Payor Sources as a Percentage of Skilled Nursing Services. We use our skilled mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods.

The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Percentage of Skilled Nursing Revenue:
Medicare	24.9%	29.5%	25.3%	29.4%	21.3%	25.2%	24.8%	29.5%
Managed care	19.5	14.8	17.2	13.9	8.8	4.8	18.6	14.6
Other skilled	8.8	8.5	3.8	1.3	6.9	—	8.0	7.3
Skilled mix	53.2	52.8	46.3	44.6	37.0	30.0	51.4	51.4
Private and other payors	6.8	7.5	7.8	8.7	8.7	13.1	7.0	7.7
Medicaid	40.0	39.7	45.9	46.7	54.3	56.9	41.6	40.9
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Percentage of Skilled Nursing Days:
Medicare	12.9%	15.3%	12.2%	14.0%	9.9%	12.5%	12.6%	15.1%
Managed care	13.7	10.3	11.7	8.9	5.7	3.4	13.0	10.0
Other skilled	5.8	5.4	3.0	1.1	4.2	—	5.3	4.6
Skilled mix	32.4	31.0	26.9	24.0	19.8	15.9	30.9	29.7
Private and other payors	10.3	11.0	10.8	12.3	10.4	15.9	10.3	11.3
Medicaid	57.3	58.0	62.3	63.7	69.8	68.2	58.8	59.0
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services

The following table sets forth total cost of services for our Skilled services segment for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change
	2021	2020	$	%

Cost of service	$472,217	$431,048	$41,169	9.6%
Revenue percentage	77.0%	77.4%		(0.4)%

Cost of services related to our Skilled services segment increased $41.2 million, or 9.6%, primarily due to additional costs related to new acquisitions, which accounted for $20.7 million of the increase to cost of services. Cost of services as a percentage of revenue decreased to 77.0% from 77.4%, a decrease of 0.4%. We experienced a decrease in cost associated with operational improvements.

Real Estate Segment

	Three Months Ended June 30,		Change
	2021	2020	$	%

	(In thousands)
Rental revenue generated from third-party tenants	$3,927	$3,620	$307	8.5%
Rental revenue generated from Ensign affiliated operations	12,104	11,389	715	6.3
Total rental revenue	$16,031	$15,009	$1,022	6.8%
Segment income	8,891	7,794	1,097	14.1
Depreciation and amortization	4,784	4,587	197	4.3
FFO	$13,675	$12,381	$1,294	10.5%

Rental revenue. Our rental revenue, including revenue generated from our affiliated facilities, increased by $1.0 million, or 6.8%, to $16.0 million, compared to the three months ended June 30, 2020. The increase in revenue is primarily attributable to acquisitions and CPI increases.

FFO. Our FFO increased $1.3 million, or 10.5% to $13.7 million, compared to the three months ended June 30, 2020. The increase in FFO is primarily related to the increase in rental revenue and the decrease in interest expense.

All Other Service Revenue

Our other revenue decreased by $2.7 million, or 11.0%, to $21.7 million, compared to the three months ended June 30, 2020. Other revenue for 2021 includes senior living revenue of $12.0 million and revenue from other ancillary services of $9.7 million. The decrease in other revenue is due to the impact of COVID-19, which negatively impacted services in our other ancillary services.
Consolidated Financial Expenses

Rent — cost of services. Our rent — cost of services as a percentage of total revenue decreased by 0.2% to 5.4%, primarily due the growth in revenue outpacing the increase in rent expense.
General and administrative expense — General and administrative expense increased $5.5 million or 17.4%, to $36.9 million. This increase was primarily due to increases in wages and benefits due to enhanced performance and growth. General and administrative expense as a percentage of revenue increased by 0.4% to 5.8%.
Depreciation and amortization — Depreciation and amortization expense increased $0.2 million, or 1.4%, to $13.8 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations. Depreciation and amortization decreased 0.1%, to 2.2%, as a percentage of revenue.
Other expense, net — Other expense, net as a percentage of revenue decreased by 0.1%, to 0.1%. Other expense primarily includes interest expense related to debt.
Provision for income taxes —  Our effective tax rate was 21.4% for the three months ended June 30, 2021, compared to 25.0% for the same period in 2020. The effective tax rate for both periods is driven by the impact of excess tax benefits from stock-based compensation, partially offset by non-deductible expenses. The 2021 reporting period had a larger excess tax benefit from stock-based compensation compared to 2020. See Note 14, Income Taxes, in the Notes to the Condensed Consolidated Financial Statements for further discussion.
Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
The following table sets forth details of operating results for our revenue and earnings, and their respective components, by our reportable segment for the periods indicated:

	Six Months Ended June 30, 2021
	Skilled services	Real estate	All Other	Eliminations	Consolidated
Total revenue	$1,213,918	$31,910	$43,967	$(24,006)	$1,265,789
Total expenses, including other expense, net	1,034,977	14,198	113,933	(24,006)	1,139,102
Segment income (loss)	178,941	17,712	(69,966)	—	126,687
Gain from sale of real estate(1)					440
Income before provision for income taxes					$127,127
(1) Gain from sale of real estate includes gains or losses from the sale of real estate, insurance recoveries and impairment charges from operations.

	Six Months Ended June 30, 2020
	Skilled services	Real estate	All Other	Eliminations	Consolidated
Total revenue	$1,114,981	$29,953	$52,049	$(22,671)	$1,174,312
Total expenses, including other expense, net	956,088	15,834	117,012	(22,671)	1,066,263
Segment income (loss)	158,893	14,119	(64,963)	—	108,049
Income before provision for income taxes					$108,049

Our total revenue increased $91.5 million, or 7.8%, compared to the six months ended June 30, 2020. The increase in revenue was primarily driven by an increase in our skilled service segment and the increase in skilled mix days and revenue per patient day from our skilled services operations, along with the impact of acquisitions. Total revenue from operations acquired on or subsequent to January 1, 2020 increased our consolidated revenue by $46.9 million during the six months ended June 30, 2021, when compared to the same period in 2020. In addition, we recorded $33.2 million of state relief revenue during the first half of 2021 compared to $13.1 million in 2020, which correlated directly to the additional COVID-19 related expenses incurred. All state relief revenue is included in Medicaid revenue.

Skilled Services Segment

Revenue

The following table presents the skilled services revenue and key performance metrics by category during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change	% Change

Total Facility Results:	(Dollars in thousands)
Skilled services revenue	$1,213,918	1,114,981	$98,937	8.9%
Number of facilities at period end	209	195	14	7.2%
Number of campuses at period end*	22	21	1	4.8%
Actual patient days	3,109,307	3,173,676	(64,369)	(2.0)%
Occupancy percentage — Operational beds	71.9%	76.4%		(4.5)%
Skilled mix by nursing days	32.6%	29.5%		3.1%
Skilled mix by nursing revenue	53.5%	50.8%		2.7%

	Six Months Ended June 30,
	2021	2020	Change	% Change

Same Facility Results(1):	(Dollars in thousands)
Skilled services revenue	$984,300	$944,919	$39,381	4.2%
Number of facilities at period end	165	165	—	—%
Number of campuses at period end*	15	15	—	—%
Actual patient days	2,483,913	2,634,027	(150,114)	(5.7)%
Occupancy percentage — Operational beds	73.1%	77.1%		(4.0)%
Skilled mix by nursing days	33.9%	31.0%		2.9%
Skilled mix by nursing revenue	54.9%	52.5%		2.4%

	Six Months Ended June 30,
	2021	2020	Change	% Change

Transitioning Facility Results(2):	(Dollars in thousands)
Skilled services revenue	$177,642	$162,383	$15,259	9.4%
Number of facilities at period end	27	27	—	—%
Number of campuses at period end*	6	6	—	—%
Actual patient days	479,244	514,329	(35,085)	(6.8)%
Occupancy percentage — Operational beds	67.6%	72.8%		(5.2)%
Skilled mix by nursing days	28.7%	22.3%		6.4%
Skilled mix by nursing revenue	48.8%	41.7%		7.1%

	Six Months Ended June 30,
	2021	2020	Change	% Change

Recently Acquired Facility Results(3):	(Dollars in thousands)
Skilled services revenue	$51,976	$7,679	$44,297	NM
Number of facilities at period end	17	3	14	NM
Number of campuses at period end*	1	—	1	NM
Actual patient days	146,150	25,320	120,830	NM
Occupancy percentage — Operational beds	67.8%	75.2%		NM
Skilled mix by nursing days	22.9%	16.6%		NM
Skilled mix by nursing revenue	41.9%	30.5%		NM

*Campus represents a facility that offers both skilled nursing and senior living services. Revenue and expenses related to skilled nursing and senior living services have been allocated and recorded in the respective operating segment. In the first half of 2021, we converted two campuses into two skilled nursing facilities.
(1)Same Facility results represent all facilities purchased prior to January 1, 2018.
(2)Transitioning Facility results represent all facilities purchased from January 1, 2018 to December 31, 2019.
(3)Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2020.

Skilled services revenue increased $98.9 million, or 8.9%, compared to the six months ended June 30, 2020. Of the $98.9 million increase, Managed care revenue increased $37.0 million, or 20.1%, Medicare revenue increased $29.7 million, or 9.0%, Medicaid custodial revenue increased $31.5 million, or 7.1% and Medicaid skilled revenue increased $10.3 million, or 14.3%. This is partially offset by the decrease in private and other revenue of $9.6 million, or 11.4%.

The increase in revenue was primarily driven by strong performance across our skilled services operations. The negative impact of COVID-19 on our census started in March 2020 and continues in 2021. Our consolidated occupancy decreased by 4.5%, which includes operations acquired at lower occupancy, compared to the same period in the prior year. The impact of the decline in occupancy was offset by the increase in skilled mix days due to a shift toward high acuity patients.

Revenue in our Same Facilities increased $39.4 million, or 4.2% due to greater patient acuity and skilled days, even while occupancy declined by 4.0%, due to COVID-19. The decline in our occupancy is mainly in our non-skilled patient days, which was offset by the shift toward high acuity patients. Total revenue for Same Facilities included $26.8 million and $11.0 million of Medicaid revenue related to state relief funding for the six months ended June 30, 2021 and 2020, respectively. The revenue increase was driven by higher skilled mix from managed care coupled with higher Medicare revenue, all of which was partially offset by Medicaid and private revenue decrease.

Revenue generated by our Transitioning Facilities increased $15.3 million, or 9.4%, primarily due to increases in our daily rate and skilled mix days compared to the six months ended June 30, 2020, demonstrating our ability to transition these healthcare operations that were acquired two and three years ago. In addition, we experienced a shift toward higher acuity patients, as demonstrated by increased census in all skilled payors. Our skilled days increased by 19.8%, coupled with an increase from our skilled mix revenue daily rate of 3.6%.

Skilled services revenue generated by facilities purchased on or subsequent to January 1, 2020 (Recently Acquired Facilities) increased by approximately $44.3 million compared to the six months ended June 30, 2020. We acquired fifteen operations between July 1, 2020 and June 30, 2021 across five states.
In the future, if we acquire additional facilities that are underperforming and need to be turned around or invest in start-up operations, we expect to see lower occupancy rates and skilled mix and these metrics are expected to vary from period to period based upon the maturity of the facilities within our portfolio. Historically, we have generally experienced lower occupancy rates and lower skilled mix at Recently Acquired Facilities and therefore, we anticipate generally lower overall occupancy during years of growth.

The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate (1):

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Skilled Nursing Average Daily Revenue Rates:
Medicare	$689.79	$664.78	$675.46	$634.74	$702.48	$551.59	$688.12	$659.51
Managed care	505.52	485.29	480.65	456.52	436.73	401.35	500.60	481.46
Other skilled	544.03	530.55	410.61	338.52	512.75	—	531.74	522.09
Total skilled revenue	589.97	573.61	568.53	549.01	592.65	517.00	587.15	570.34
Medicaid	250.01	233.78	240.10	221.07	241.82	235.53	247.95	231.54
Private and other payors	238.07	233.28	238.89	217.76	253.90	232.05	238.98	230.38
Total skilled nursing revenue	$364.03	$339.15	$334.18	$293.79	$323.27	$281.70	$357.51	$331.33
(1) These rates exclude additional FMAP we recognized and include sequestration reversal of 2%.

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 3.8% and 6.4%, respectively, compared to the six months ended June 30, 2020. The increase is attributable to the 2.2% net market basket increase that became effective in October 2020 coupled with our continued shift towards higher acuity patients. Included in revenue for the six months ended June 30, 2021 is the result of the temporary suspension of the 2% Medicare sequestration, which started on May 1, 2020 and was extended through December 31, 2021.

Our average Medicaid rates increased 7.1% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states. Medicaid rates exclude the amount of state relief revenue we recorded.

Payor Sources as a Percentage of Skilled Nursing Services. We use our skilled mix as a measure of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods.

The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Percentage of Skilled Nursing Revenue:
Medicare	27.2%	27.3%	28.2%	26.8%	26.0%	25.1%	27.3%	27.2%
Managed care	19.2	16.9	17.3	13.5	7.8	5.4	18.5	16.3
Other skilled	8.5	8.3	3.3	1.4	8.1	—	7.7	7.3
Skilled mix	54.9	52.5	48.8	41.7	41.9	30.5	53.5	50.8
Private and other payors	6.4	7.5	7.4	9.6	8.0	15.7	6.5	7.9
Medicaid	38.7	40.0	43.8	48.7	50.1	53.8	40.0	41.3
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Percentage of Skilled Nursing Days:
Medicare	14.3%	13.9%	13.9%	12.4%	12.0%	12.8%	14.2%	13.7%
Managed care	13.9	11.8	12.0	8.7	5.8	3.8	13.2	11.2
Other skilled	5.7	5.3	2.8	1.2	5.1	—	5.2	4.6
Skilled mix	33.9	31.0	28.7	22.3	22.9	16.6	32.6	29.5
Private and other payors	9.7	11.0	10.4	13.0	10.2	19.1	9.8	11.4
Medicaid	56.4	58.0	60.9	64.7	66.9	64.3	57.6	59.1
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services

The following table sets forth total cost of services for our skilled services segment for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		Change
	2021	2020	$	%

Cost of service	$935,177	$861,587	$73,590	8.5%
Revenue percentage	77.0%	77.3%		(0.3)%

Cost of services related to our skilled services segment increased $73.6 million, or 8.5%, due primarily to additional costs at new acquisitions, which accounted for $34.1 million of the increase. Cost of services as a percentage of revenue decreased to 77.0% from 77.3%, a decrease of 0.3%. We experienced a decrease in cost associated with operational improvements.

Real Estate Segment

	Six Months Ended June 30,		Change
	2021	2020	$	%

Rental revenue generated from third-party tenants	$7,904	$7,282	$622	8.5%
Rental revenue generated from Ensign affiliated operations	24,006	22,671	1,335	5.9
Total rental revenue	$31,910	$29,953	$1,957	6.5%
Segment income	17,712	14,119	3,593	25.4
Depreciation and amortization	9,477	9,102	375	4.1
FFO	$27,189	$23,221	$3,968	17.1%

Rental revenue. Our rental revenue, including revenue generated from our affiliated facilities, increased by $2.0 million, or 6.5% to $31.9 million, compared to the six months ended June 30, 2020. The increase in revenue is primarily attributable to acquisitions and CPI increases.

FFO. Our FFO increased $4.0 million, or 17.1% to $27.2 million, compared to the six months ended June 30, 2020. The increase in FFO is primarily related to the increase in rental revenue and the decrease in interest expense.

All Other Service Revenue

Our other revenue decreased by $8.1 million, or 15.5% to $44.0 million, compared to the six months ended June 30, 2020. Other revenue for 2021 includes senior living revenue of $23.8 million and revenue from other ancillary services of $20.2 million. The decrease in other revenue is due to the impact of COVID-19, which negatively impacted services in our other ancillary services.

Consolidated Financial Expenses

Rent — cost of services. Our rent — cost of services as a percentage of total revenue decreased by 0.1% to 5.4%, primarily due to the growth in revenue outpacing the increase in rent expense.
General and administrative expense. General and administrative expense increased $7.5 million or 11.8%, to $71.2 million. This increase was primarily due to increases in wages and benefits due to enhanced performance and growth. General and administrative expense increased by 0.1% to 5.5%, as a percentage of revenue.
Depreciation and amortization. Depreciation and amortization expense increased $0.1 million, or 0.5%, to $27.5 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations. Depreciation and amortization decreased 0.1%, to 2.2%, as a percentage of revenue.
Other expense, net. Other expense, net as a percentage of revenue decreased by 0.1%, to 0.2%. Other expense primarily includes interest expense related to borrowings under our Credit Facility. As there was no outstanding debt under the Credit Facility, interest expense decreased.
Provision for income taxes.  Our effective tax rate was 21.0% for the six months ended June 30, 2021, compared to 24.2% for the same period in 2020. The effective tax rate for both periods is driven by the impact of excess tax benefits from stock-based compensation, partially offset by non-deductible expenses. The 2021 reporting period had a larger excess tax benefit from stock-based compensation compared to 2020. See Note 14, Income Taxes, in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our Credit Facility. Our liquidity as of June 30, 2021 is impacted by cash generated from strong operational performance and the repayment of Medicare Accelerated and Advance Payment Program funds.
Historically, we have primarily financed the majority of our acquisitions through the financing of our operating subsidiaries through mortgages, our Credit Facility, and cash generated from operations. Total capital expenditures for property and equipment were $33.8 million and $27.1 million for the six months ended June 30, 2021 and 2020, respectively. We currently have approximately $65.0 million budgeted for renovation projects for 2021. We believe our current cash balances, our cash flow from operations and the amounts available under our Credit Facility will be sufficient to cover our operating needs for at least the next 12 months.

We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of June 30, 2021 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of June 30, 2021, we held debt security investments of approximately $48.9 million, which were split between AA, A and BBB rated securities. We believe our debt security investments that were in an unrealized loss position as of June 30, 2021 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.

As mentioned above, our primary sources of cash is from our ongoing operations. Our positive cash flows have supported our business and have allowed us to pay regular dividends to our stockholders. We currently anticipate that existing cash and total investments as of June 30, 2021, along with projected operating cash flows and available financing, will support our normal business operations for the foreseeable future.

The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Six Months Ended June 30,
	2021	2020

Net cash provided by/(used in):	(In thousands)
Operating activities	$108,397	$174,138
Investing activities	(40,862)	(28,326)
Financing activities	(105,686)	(3,249)
Net (decrease)/increase in cash and cash equivalents	(38,151)	142,563
Cash and cash equivalents beginning of period	236,562	59,175
Cash and cash equivalents at end of period	$198,411	$201,738
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities.
The $65.7 million decrease in cash provided by operating activities for the six months ended June 30, 2021 compared to the same period in 2020, was primarily due to changes in working capital partially offset by higher net income. Changes in working capital was driven by timing of accounts receivable collections, prepayment of income taxes, timing of prepaid expenses and other assets and accrued wages and related liabilities, which are partially offset by the timing of accounts payable payments.
Investing Activities
Investing cash flows consist primarily of capital expenditures, investment activities, insurance proceeds and cash used for acquisitions.
The $12.5 million increase in cash used in investing activities for the six months ended June 30, 2021 compared to the same period in 2020, was primarily due to an increase in cash used for acquisitions of $11.2 million, coupled with an increase in capital expenditures of $6.7 million, which is partially offset by an increase in cash from insurance proceeds of $6.7 million.
Financing Activities
Financing cash flows consist primarily of payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, repayment of the Medicare Accelerated and Advance Payment Program funds and sale of shares of common stock through employee equity incentive plans.

The $102.4 million increase in cash used in financing activities for the six months ended June 30, 2021 compared to the same period in 2020, was primarily due to the repayment of the Medicare Accelerated and Advance Payment Program funds of $102.0 million.

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

Mortgage Loans and Promissory Notes

As of June 30, 2021, 19 of our subsidiaries have mortgage loans insured with HUD for an aggregate amount of $112.9 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates range of 2.8% to 4.2%, including fixed interest rates range of 2.6% to 3.3% per annum. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. For the majority of the loans, the prepayment fee is 10% during the first three years and is reduced by 3% in the fourth year of the loan, and reduced by 1% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The term of the mortgage loans are 25 to 35 years.

In addition to the HUD mortgage loans above, we have two promissory notes. The notes bear fixed interest rates of 5.0% and 5.3% per annum and the term of the notes are 10 months and twelve years, respectively. The 12 year note, which was used for an acquisition, is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.
Operating Leases
During the fiscal year of 2021, 164 of our facilities are under long-term lease arrangements, of which 92 of the operations are under nine triple-net Master Leases and one stand-alone lease with CareTrust REIT, Inc. (CareTrust). The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each master lease, our individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%. At our option, we can extend the Master Leases for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease. Additionally, four of the 93 facilities leased from CareTrust include an option to purchase that we can exercise starting on December 1, 2024. In the second quarter of 2021, the Company added four operations and extended the term for one of the Master Leases for an additional 15 years. As a result, the total lease liabilities and right-of-use assets increased by $54.7 million to reflect the new lease obligation.
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
Forty-three of our affiliated facilities, excluding the facilities that are operated under the Master Leases from CareTrust, are operated under eight separate master lease arrangements. Under these master leases, a breach at a single facility could subject one or more of the other affiliated facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of our leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in our outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.

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

Accounting Standards Recently Issued but Not Yet Adopted by the Company

In February 2020, the FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848)" which provides temporary, optional practical expedients and exceptions to enable a smoother transition to reference rates which are expected to replace LIBOR reference rates. Adoption of the provisions of ASU 2020-04 is optional. The amendments are effective for all entities from the beginning of the interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. We are currently evaluating the impact of ASU 2020-04 on our financial position, results of operations and liquidity.

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

In July 2021, the FASB issued ASU 2021-05 “Lessors—Certain Leases with Variable Lease Payments (Topic 842),” which amends the lessor classification guidance to introduce additional criteria when classifying leases with variable lease payments that do not depend on a reference index or a rate. This guidance is effective for annual periods beginning after December 15, 2021, which will be our fiscal year 2022, with early adoption permitted. We have not yet determined the effect of the ASU on our results of operations, financial condition or cash flows.

Off-Balance Sheet Arrangements

As of June 30, 2021, we had approximately $7.6 million on our Credit Facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

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
As of June 30, 2021, there was no outstanding debt under our Credit Facility. We have outstanding indebtedness under mortgage loans insured with Department of Housing and Urban Development (HUD) and two promissory notes to third parties of $116.6 million all of which are at fixed interest rates.

Our cash and cash equivalents as of June 30, 2021 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of June 30, 2021, we held debt security investments of approximately $48.9 million which were split between AA, A, and BBB rated securities. We believe our debt security investments that were in an unrealized loss position as of June 30, 2021 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of June 30, 2021 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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

In accordance with recommendations from the Alternative Reference Rates Committee (ARRC), U.S.-dollar LIBOR is expected to be replaced with the Secured Overnight Financing Rate (SOFR), a new index calculated by reference to short-term repurchase agreements for U.S. Treasury securities.

The market transition from LIBOR to SOFR is expected to be complicated, including the development of term SOFR rates and credit adjustments to accommodate differences between LIBOR and SOFR. During the transition period, LIBOR may exhibit increased volatility or become less representative and the overnight Treasury repurchase market underlying SOFR may also experience disruptions from time to time, which may result in unexpected fluctuations in SOFR. The use of an alternative reference rate such as SOFR (and the transition to that rate) will likely create uncertainty in our interest rate associated with our variable interest debt. Due to these uncertainties, we cannot be sure that our determination of interest under our agreement would materially approximate the current calculation in accordance with LIBOR.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Indemnities — From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which we may be required to indemnify property owners or prior facility operators for post-transfer environmental or other liabilities and other claims arising from our use of the applicable premises, (ii) operations transfer agreements, in which we agree to indemnify past operators of facilities we acquire against certain liabilities arising from the transfer of the operation and/or the operation thereof after the transfer to the Company's independent operating subsidiary, (iii) certain lending agreements, under which we may be required to indemnify the lender against various claims and liabilities, and (iv) certain agreements with our officers, directors and others, under which we may be required to indemnify such persons for liabilities arising out of the nature of their relationship to the Company. The terms of such obligations vary by contract and, in most instances, do not expressly state or include a specific or maximum dollar amount. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, because no claims have been asserted, no liabilities have been recorded for these obligations on our balance sheets for any of the periods presented.
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

The skilled nursing and post-acute care industry is heavily regulated. As such, we and our independent operating subsidiaries are continuously subject to state and federal regulatory scrutiny, supervision and control in the ordinary course of business. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition to being subject to direct regulatory oversight from state and federal agencies, the skilled nursing and post-acute care industry is also subject to regulatory requirements which could subject us to civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement; authorities could also seek the suspension or exclusion of the provider or individual from participation in their programs. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on our financial position, results of operations, and cash flows.

Additionally, and in 2020, the U.S. House of Representatives Select Subcommittee on the Coronavirus Crisis launched a nation-wide investigation into the COVID-19 pandemic, which includes the impact of the coronavirus on residents and employees in nursing homes. In June 2020, the Company received a document and information request from the House Select Subcommittee. The Company is cooperating in responding to this inquiry. However, it is not possible to predict the ultimate outcome of any such investigation, or whether and what other investigations or regulatory responses may result from the investigation, which could have a material adverse effect on our reputation, business, financial condition and results of operations.

In addition to the potential lawsuits and claims described above, we and our independent operating subsidiaries are also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare or Medicaid) or other payor. A violation may provide the basis for exclusion from Federally funded healthcare programs. Such exclusions could have a correlative negative impact on our financial performance. Under the qui tam or "whistleblower" provisions of the False Claims Act, a private individual with knowledge of fraud may bring a claim on behalf of the Federal Government and receive a percentage of the Federal Government's recovery. Due to these whistleblower incentives, qui tam lawsuits have become more frequent. For example, and despite the decision of the U.S. Department of Justice to decline to participate in litigation based on the subject matter of its previously issued Civil Investigative Demand, the qui tam relator is continuing on with the lawsuit and pursuing claims that one or more of the Company's independent operating entities have allegedly violated the False Claims Act and/or the Anti-Kickback Statute.

In addition to the Federal False Claims Act, some states, including California, Arizona and Texas, have enacted similar whistleblower and false claims laws and regulations. Further, the Deficit Reduction Act of 2005 created incentives for states to enact anti-fraud legislation modeled on the Federal False Claims Act. As such, we and our independent operating subsidiaries could face increased scrutiny, potential liability, and legal expenses and costs based on claims under state false claims acts in markets where our independent operating subsidiaries do business.

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
Claims and suits, including class actions, continue to be filed against our independent operating subsidiaries and other companies in the post-acute care industry. We and our independent operating entities have been subjected to, and/or are currently involved in, class action litigation alleging violations (alone or in combination) of state and federal wage and hour law as related to the alleged failure to pay wages, to timely provide and authorize meal and rest breaks, and other such similar causes of action. We do not believe that the ultimate resolution of these actions will have a material adverse effect on our business, cash flows, financial condition or results of operations.
Medicare Revenue Recoupments — We and our independent operating subsidiaries are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments resulting from reviews conducted via RAC, Program Safeguard Contractors, and Medicaid Integrity Contractors (collectively referred to as Reviews). For several months during the COVID-19 pandemic, CMS suspended its Targeted Probe and Educate Program. Beginning in August 2020, CMS resumed Targeted Probe and Educate Program activity. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. We anticipate that these Reviews could increase in frequency in the future. As of June 30, 2021, none of our independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process.

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
•Reforms to the U.S. healthcare system, including the ACA, continue to impose new requirements upon us and may lower our reimbursements, which could materially impact our business.
•The recent U.S. Presidential and Congressional elections may create significant changes to the regulatory framework, enforcements, and reimbursements.
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

The extent to which the COVID-19 public health emergency will continue impacting our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, federal vaccination program efforts, additional or modified government actions, new information which may emerge concerning the severity of the virus, variant outbreaks and efficacy of vaccinations, and the actions taken to contain the virus or treat its impact, among others. Some of the risks of COVID-19 are being mitigated as a result of the federal vaccination program, including vaccinations of nursing facility staff and residents, but there remains uncertainty as to when the pandemic will officially end.

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

•potential for increased government regulations and restrictions to combat COVID-19;
•significantly reduced occupancy as a result of government-imposed orders;
•lower census due to general decline in all hospital procedures, including elective/non-urgent procedures;
•increased costs and staffing requirements related to additional CDC protocols, federal and state workforce protection and related isolation procedures, including obligations to test patients and staff for COVID-19;
•limitations on availability of staff due to COVID-19 related illness or exposure;
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
We derived 26.8% and 28.6% of our service revenue from the Medicare programs for the three and six months ended June 30, 2021, respectively, and 30.1% and 28.3% for the three and six months ended June 30, 2020, respectively. In addition, many other payors may use published Medicare rates as a basis for reimbursements. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, or if there are delays in Medicare payments, our business and results of operations will be adversely affected.

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
A significant portion of reimbursement for skilled nursing services comes from Medicaid. In fact, Medicaid is our largest source of revenue, accounting for 46.3% and 45.0% of our service revenue for the three and six months ended June 30, 2021, respectively, and 45.2% and 44.8% for the three and six months ended June 30, 2020, respectively. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets, which has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. Since a significant portion of our revenue is generated from our skilled nursing operating subsidiaries in California, Texas and Arizona, any budget reductions or delays in these states could adversely affect our net patient service revenue and profitability. Despite present state budget surpluses in many of the states in which we operate, we can expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities, and any such decline could adversely affect our financial condition and results of operations.

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
As discussed in more detail in Item 2., under Government Regulation, CMS implemented a final rule in October 2019 to replace the existing case-mix classification system, Resource Utilization Groups, Version IV, with a new case-mix classification system, PDPM, that focuses more on the clinical condition of the patient and less on the volume of services provided. Payments under PDPM for fiscal year 2021 are estimated to remain largely unchanged from fiscal year 2020, but there remains risk that CMS may make future adjustments to reimbursement levels as it continues to monitor the impact of PDPM on patient outcomes and budget neutrality. With the increased focus on therapy utilization under RUGs IV, there is concern as to the accuracy of the parity adjustment and how closely it will reflect the data that will be captured under PDPM where the focus is on the clinical condition of the patient in lieu of resource utilization. In addition, the entire parity adjustment could be removed by CMS and this would cause a drastic reduction in payments.

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

The efficacy of the ACA is the subject of much debate among members of Congress and the public. Additionally, a number of lawsuits have been filed challenging various aspects of the ACA and related regulations with inconsistent outcomes - some expand the ACA while others limit the ACA. In the event that the ACA is repealed or materially amended as a result of future challenges, particularly any elements of the ACA that are beneficial to our business or that cause changes in the health insurance industry, including reimbursement and coverage by private, Medicare or Medicaid payers, our business, operating results and financial condition could be harmed. Thus, the future impact of the ACA on our business is difficult to predict and its continued uncertain future may negatively impact our business. However, any material changes to the ACA or its implementing regulations may negatively impact our operations.

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

In cases where claim and documentation review by any CMS contractor results in repeated poor performance, an operation can be subjected to protracted oversight. This oversight may include repeat education and re-probe, extended pre-payment review, referral to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement outside of specifically reviewed claims. Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. As of June 30, 2021, none of our independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process, either pre or post-payment. We anticipate that these Reviews could increase in frequency in the future.

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
On May 31, 2018, we received a Civil Investigative Demand (CID) from the DOJ stating that it is investigating our company to determine whether we have violated the FCA or the Anti-Kickback Statute with respect to the relationships between certain of our skilled nursing facilities and persons who served as medical directors, advisory board participants or other referral sources. The CID covered the period from October 3, 2013 through 2018 and was limited in scope to ten of our Southern California skilled nursing facilities. In October 2018, the Department of Justice made an additional request for information covering the period of January 1, 2011 through 2018, relating to the same topic. As a general matter, our operating entities maintain policies and procedures to promote compliance with the FCA, the Anti-Kickback Statute, and other applicable regulatory requirements. We are fully cooperating with the U.S. Department of Justice to promptly respond to the requests for information. However, we cannot predict when the investigation will be resolved, the outcome of the investigation or its potential impact on our company.

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

These anti-fraud and abuse laws and regulations are complex, and we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. While we do not believe we are in violation of these prohibitions, we cannot assure you that governmental officials charged with the responsibility for enforcing these prohibitions will not assert that we are violating the provisions of such laws and regulations. Our company is currently aware of another investigation by the DOJ related to allegations some of our California facilities may have violated the FCA or the Anti-Kickback Statute with respect to the relationships between certain of our skilled nursing facilities and persons who served as medical directors, advisory board participants or other referral sources. While our operating entities maintain policies and procedures to promote compliance with the FCA, the Anti-Kickback Statute, and other applicable regulatory requirements, we cannot predict when the investigation will be resolved, the outcome of the investigation or its potential impact on our company.

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

As discussed in greater detail in Item 2., under Government Regulation, MACRA revised the payment system for physician and non-physician services. Section 1 of that law, the sustainable growth rate repeal and Medicare Provider Payment Modernization will impact payment provisions for medical professional services. That enactment also extended for two years provisions that permit an exceptions process from therapy caps imposed on Medicare Part B outpatient therapy. There was a combined cap for PT and SLP and a separate cap for OT services that apply subject to certain exceptions. On February 9, 2018, the BBA was signed into law, which provides for the repeal of all therapy caps retroactively to January 1, 2018. The law also reduced the monetary threshold that triggers a manual medical review (MMR), in certain instances (from $3,700 to $3,000). The reduction in the MMR threshold will likely result in increased number of reviews, which could in turn have a negative effect on our business, financial condition or results of operations.
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

A cyber attack or other incident that bypasses our information systems security could cause a security breach which may lead to a material disruption to our information systems infrastructure or business and may involve a significant loss of business or patient health information. If a cyber attack or other unauthorized attempt to access our systems or facilities were to be successful, it could result in the theft, destructions, loss, misappropriation or release of confidential information or intellectual property, and could cause operational or business delays that may materially impact our ability to provide various healthcare services. Any successful cyber attack or other unauthorized attempt to access our systems or facilities also could result in negative publicity which could damage our reputation or brand with our patients, referral sources, payors or other third parties and could subject us to a number of adverse consequences, the vast majority of which are not insurable, including but not limited to disruptions in our operations, regulatory and other civil and criminal penalties, fines, investigations and enforcement actions (including, but not limited to, those arising from the SEC, Federal Trade Commission, Office of Civil Rights, the OIG or state attorneys general), fines, private litigation with those affected by the data breach, loss of customers, disputes with payors and increased operating expense, which either individually or in the aggregate could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

Additionally, OIG reports published in 2010 and 2015 show the OIG’s concerns related to the billing practices of skilled nursing facilities based on Medicare Part A claims and financial incentives for facilities to bill for higher levels of therapies, even when not needed by patients. In its fiscal year 2014 work plan, and again in 2017, OIG specifically stated that it will continue to study and report on questionable Part A and Part B billing practices amongst skilled nursing facilities. Recently, in its 2021 work plan, OIG stated it will evaluate whether payments to SNFs under PDPM complied with Medicare requirements.

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

Our ability to acquire or construct new facilities or expand or provide new services at existing facilities would be adversely affected if we are unable to obtain the necessary approvals, if there are changes in the standards applicable to those approvals, or if we experience delays and increased expenses associated with obtaining those approvals. We may not be able to obtain licensure, certificate of need approval, Medicaid certification, state Attorney General approval or other necessary approvals for future expansion projects. Conversely, the elimination or reduction of state regulations that limit the construction, expansion or renovation of new or existing facilities could result in increased competition to us or result in overbuilding of facilities in some of our markets. If overbuilding in the skilled nursing industry in the markets in which we operate were to occur, it could reduce the occupancy rates of existing facilities and, in some cases, might reduce the private rates that we charge for our services.

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

The compliance costs associated with these laws and evolving regulations could be substantial. For example, all of our affiliated facilities are required to comply with the ADA. The ADA has separate compliance requirements for “public accommodations” and “commercial properties,” but generally requires that buildings be made accessible to people with disabilities. Compliance with ADA requirements could require removal of access barriers and non-compliance could result in imposition of government fines or an award of damages to private litigants. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons. In addition, federal proposals to introduce a system of mandated health insurance and flexible work time and other similar initiatives could, if implemented, adversely affect our operations. We also may be subject to employee-related claims such as wrongful discharge, discrimination or violation of equal employment law. While we are insured for these types of claims, we could be subject to damages that are not covered by our insurance policies or that exceed our insurance limits, and we may be required to pay such damages directly, which would negatively impact our cash flow from operations.

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

Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the three and six months ended June 30, 2021, 73.1% and 73.6% of our service revenue was provided by government payors that reimburse us at predetermined rates, respectively. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

We have in the past been subject to class action litigation involving claims of violations of various regulatory requirements. While we have been able to settle these claims without an ongoing material adverse effect on our business, future claims could be brought that may materially affect our business, financial condition and results of operations. Other claims and suits, including class actions, continue to be filed against us and other companies in our industry. For example, there has been a general increase in the number of wage and hour class action claims filed in several of the jurisdictions where we are present. Allegations typically include claimed failures to permit or properly compensate for meal and rest periods, or failure to pay for time worked. If there were a significant increase in the number of these claims against us or an increase in amounts owing should plaintiffs be successful in their prosecution of these claims, this could have a material adverse effect to our business, financial condition, results of operations and cash flows.

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

If litigation is instituted against one or more of our subsidiaries, a successful plaintiff might attempt to hold us or another subsidiary liable for the alleged wrongdoing of the subsidiary principally targeted by the litigation. If a court in such litigation decided to disregard the corporate form, the resulting judgment could increase our liability and adversely affect our financial condition and results of operations.

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

Through these internal inquiries, we have identified potential deficiencies in the assessment of and recordkeeping for small subsets of patients. We have also identified and, at the conclusion of such investigations, assisted in implementing, targeted improvements in the assessment and recordkeeping practices to make them consistent with the existing standards and policies applicable to our affiliated skilled nursing facilities in these areas. We continue to monitor the measures implemented for effectiveness and perform follow-up reviews to ensure compliance. Consistent with healthcare industry accounting practices, we record any charge for refunded payments against revenue in the period in which the claim adjustment becomes known.

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

We have also historically acquired a few facilities, which were or have proven to be non-strategic or less desirable, and we may consider disposing of such facilities or exchanging them for facilities which are more desirable, either because they were included in larger, indivisible groups of facilities or under other circumstances. To the extent we dispose of such a facility without simultaneously acquiring a facility in exchange, our revenue may decrease.

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
During the six months ended June 30, 2021, we expanded our operations through long-term leases and a real estate purchase, with the addition of twelve stand-alone skilled nursing operations. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our acquisitions, and our business may suffer.

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

In some states, the law prohibits or limits insurance coverage for the risk of punitive damages arising from professional liability and general liability claims or litigation. Coverage for punitive damages is also excluded under some insurance policies. As a result, we may be liable for punitive damage awards in these states that either are not covered or are in excess of our insurance policy limits. Claims against us, regardless of their merit or eventual outcome, also could inhibit our ability to attract patients or expand our business and could require our management to devote time to matters unrelated to the day-to-day operation of our business.

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

As of June 30, 2021, we leased 175 of our 240 affiliated facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.

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

We maintain a revolving credit facility under the Third Amended and Restated Credit Agreement, dated as of October 1, 2019, between our company and a lending consortium arranged by Truist Financial Corporation (Truist) (formerly known as SunTrust Bank, Inc.) with a revolving line of credit of up to $350.0 million in aggregate principal amount (the Credit Facility). As of June 30, 2021, we have no outstanding debt under our Credit Facility. Nineteen of our subsidiaries have mortgage loans insured with Department of Housing and Urban Development (HUD) for an aggregate amount of $112.9 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The terms of the mortgage loans range from 25- to 35-years.

We also have two outstanding promissory notes of approximately $3.7 million as of June 30, 2021. The term of the notes are 10 months and 12 years. Because these mortgage loans are insured with HUD, our borrower subsidiaries under these loans are subject to HUD oversight and periodic inspections.

In addition, we had $1.8 billion of future operating lease obligations as of June 30, 2021. We intend to continue financing our operating subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

Occupancy levels at skilled nursing facilities are likely to remain vulnerable to the effects of COVID-19 even after the pandemic is over. Facilities experiencing decreases in move-in rates in the second quarter of 2021 cite resident or family member concerns as the basis for such decreases. These and other similar concerns may continue to impact our ability to attract new residents and our ability to retain existing residents.

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

Investments in and acquisitions of healthcare properties entail risks associated with real estate investments generally, including risks that the investment will not achieve expected returns, that the cost estimates for necessary property improvements will prove inaccurate or that the tenant or operator will fail to meet performance expectations. Income from properties and yields from investments in our properties may be affected by many factors, including changes in governmental regulation (such as licensing and government payment), general or local economic conditions (such as fluctuations in interest rates, senior savings, and employment conditions), the available local supply of and demand for improved real estate, a reduction in rental income as the result of an inability to maintain occupancy levels, natural disasters (such as hurricanes, earthquakes and floods) or similar factors. Furthermore, healthcare properties are often highly customized, and the development or redevelopment of such properties may require costly tenant-specific improvements. As a result, we cannot assure you that we will achieve the economic benefit we expect from acquisition or investment opportunities.
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

The separation of Pennant continues to involve a number of additional risks, including, among other things, the potential that management’s and our employees’ attention will be significantly diverted by the provision of skilled services or that we may incur other operational challenges or difficulties as a result of the separation. Certain of the agreements described above provide for the performance of services by each company for the benefit of the other for a period of time. If Pennant is unable to satisfy its obligations under these agreements, we could incur losses and may not have sufficient resources available for such services. These arrangements could also lead to disputes over rights to certain shared property and over the allocation of costs and revenues for products and operations. Our inability to effectively manage the transition activities and related events could adversely affect our business, financial condition or results of operations.

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

THE ENSIGN GROUP, INC.

July 28, 2021	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer and Executive Vice President (Principal Financial Officer and Accounting Officer and Duly Authorized Officer)