Form 10-Q
period 2021-09-30
ENSIGN GROUP, INC
filed 2021-10-27
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2021.
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
As of October 22, 2021, 55,254,806 shares of the registrant’s common stock, $0.001 par value, were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

PART I.
Item 1.        FINANCIAL STATEMENTS

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020

	(In thousands, except par values)
Assets
Current assets:
Cash and cash equivalents	$304,620	$236,562
Accounts receivable—less allowance for doubtful accounts of $11,267 and $8,718 at September 30, 2021 and December 31, 2020, respectively	313,858	305,062
Investments—current	12,844	13,449
Prepaid income taxes	4,136	1,224
Prepaid expenses and other current assets	32,660	26,659
Total current assets	668,118	582,956
Property and equipment, net	791,247	778,244
Right-of-use assets	1,175,685	1,025,510
Insurance subsidiary deposits and investments	35,180	32,105
Escrow deposits	—	100
Deferred tax assets	31,966	32,424
Restricted and other assets	44,382	33,155
Intangible assets, net	2,711	2,899
Goodwill	60,469	54,469
Other indefinite-lived intangibles	3,621	3,716
Total assets	$2,813,379	$2,545,578
Liabilities and equity
Current liabilities:
Accounts payable	$57,206	$50,901
Accrued wages and related liabilities (Note 3)	246,106	236,614
Lease liabilities—current	52,050	48,187
Accrued self-insurance liabilities—current	38,730	34,396
Advance payment liabilities (Note 3)	—	102,023
Other accrued liabilities	85,469	87,318
Current maturities of long-term debt	3,548	2,960
Total current liabilities	483,109	562,399
Long-term debt—less current maturities	140,680	112,544
Long-term lease liabilities—less current portion	1,093,176	950,320
Accrued self-insurance liabilities—less current portion	68,299	62,402
Other long-term liabilities (Note 3)	48,821	39,686
Total liabilities	$1,834,085	$1,727,351

Commitments and contingencies (Notes 15, 17 and 18)
Equity
Ensign Group, Inc. stockholders' equity:
Common stock: $0.001 par value; 100,000 shares authorized; 58,059 and 55,247 shares issued and outstanding at September 30, 2021, respectively, and 57,417 and 54,626 shares issued and outstanding at December 31, 2020, respectively	58	58
Additional paid-in capital	363,779	338,177
Retained earnings	688,287	551,055
Common stock in treasury, at cost, 2,812 and 2,791 shares at September 30, 2021 and December 31, 2020, respectively (Note 19)	(72,924)	(71,213)
Total Ensign Group, Inc. stockholders' equity	979,200	818,077
Non-controlling interest	94	150
Total equity	979,294	818,227
Total liabilities and equity	$2,813,379	$2,545,578
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In thousands, except per share data)
Revenue:
Service revenue	$664,597	$595,341	$1,922,482	$1,762,371
Rental revenue	3,933	3,914	11,837	11,196
Total revenue	$668,530	$599,255	$1,934,319	$1,773,567
Expense:
Cost of services	514,106	465,108	1,484,816	1,371,378
Rent—cost of services	35,623	32,504	103,534	97,318
General and administrative expense	38,554	32,817	109,735	96,493
Depreciation and amortization	13,929	13,757	41,383	41,082
Total expenses	602,212	544,186	1,739,468	1,606,271
Income from operations	66,318	55,069	194,851	167,296
Other income (expense):
Interest expense	(1,709)	(1,740)	(4,984)	(7,698)
Other income (expense), net	248	850	2,117	2,630
Other expense, net	(1,461)	(890)	(2,867)	(5,068)
Income before provision for income taxes	64,857	54,179	191,984	162,228
Provision for income taxes	16,513	10,866	43,220	37,026
Net income	48,344	43,313	148,764	125,202
Less:
Net income attributable to noncontrolling interests	1,063	253	2,852	1,045
Net income attributable to The Ensign Group, Inc.	$47,281	$43,060	$145,912	$124,157

Net income per share attributable to The Ensign Group, Inc.:
Basic	$0.87	$0.81	$2.68	$2.33
Diluted	$0.83	$0.77	$2.56	$2.23
Weighted average common shares outstanding:
Basic	54,627	53,328	54,430	53,299
Diluted	56,971	55,713	56,954	55,585

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
Balance - January 1, 2021	54,626	$58	$338,177	$551,055	2,791	$(71,213)	$150	$818,227
Issuance of common stock to employees and directors resulting from the exercise of stock options	246	—	3,880	—	—	—	—	3,880
Issuance of restricted stock, net of forfeitures	81	—	3,725	—	—	—	—	3,725
Shares of common stock used to satisfy tax withholding obligations	—	—	—	—	—	(9)	—	(9)
Dividends declared ($0.0525 per share)	—	—	—	(2,886)	—	—	—	(2,886)
Employee stock award compensation	—	—	4,054	—	—	—	—	4,054
Net income attributable to noncontrolling interest	—	—	—	—	—	—	631	631
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(1,248)	(1,248)
Net income attributable to the Ensign Group, Inc.	—	—	—	49,206	—	—	—	49,206
Balance - March 31, 2021	54,953	$58	$349,836	$597,375	2,791	$(71,222)	$(467)	$875,580
Issuance of common stock to employees and directors resulting from the exercise of stock options	148	—	2,982	—	—	—	—	2,982
Issuance of restricted stock, net of forfeitures	49	—	—	—	—	—	—	—
Shares of common stock used to satisfy tax withholding obligations	(20)	—	—	—	20	(1,600)	—	(1,600)
Dividends declared ($0.0525 per share)	—	—	—	(2,894)	—	—	—	(2,894)
Employee stock award compensation	—	—	4,633	—	—	—	—	4,633
Net income attributable to noncontrolling interest	—	—	—	—	—	—	1,158	1,158
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(641)	(641)
Net income attributable to the Ensign Group, Inc.	—	—	—	49,425	—	—	—	49,425
Balance - June 30, 2021	55,130	$58	$357,451	$643,906	2,811	$(72,822)	$50	$928,643
Issuance of common stock to employees and directors resulting from the exercise of stock options	69	—	1,246	—	—	—	—	1,246
Issuance of restricted stock, net of forfeitures	49	—	—	—	—	—	—	—
Shares of common stock used to satisfy tax withholding obligations	(1)	—	—	—	1	(102)	—	(102)
Dividends declared ($0.0525 per share)	—	—	—	(2,900)	—	—	—	(2,900)
Employee stock award compensation	—	—	5,082	—	—	—	—	5,082
Net income attributable to noncontrolling interest	—	—	—	—	—	—	1,063	1,063
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(1,019)	(1,019)
Net income attributable to the Ensign Group, Inc.	—	—	—	47,281	—	—	—	47,281
Balance - September 30, 2021	55,247	$58	$363,779	$688,287	2,812	$(72,924)	$94	$979,294

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
Balance - January 1, 2020	53,487	$56	$307,914	$391,523	2,079	$(45,296)	$1,947	$656,144
Issuance of common stock to employees and directors resulting from the exercise of stock options	148	—	1,552	—	—	—	—	1,552
Issuance of restricted stock, net of forfeitures	723	1	3,085	—	—	—	—	3,086
Dividends declared ($0.0500 per share)	—	—	—	(2,683)	—	—	—	(2,683)
Employee stock award compensation	—	—	3,235	—	—	—	—	3,235
Repurchase of common stock (Note 19)	(692)	—	—	—	692	(25,000)	—	(25,000)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	352	352
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(720)	(720)
Net income attributable to the Ensign Group, Inc.	—	—	—	40,849	—	—	—	40,849
Balance - March 31, 2020	53,666	$57	$315,786	$429,689	2,771	$(70,296)	$1,579	$676,815
Issuance of common stock to employees and directors resulting from the exercise of stock options	31	—	456	—	—	—	—	456
Issuance of restricted stock, net of forfeitures	75	—	—	—	—	—	—	—
Shares of common stock used to satisfy tax withholding obligations	(17)	—	—	—	17	(753)	—	(753)
Dividends declared ($0.0500 per share)	—	—	—	(2,718)	—	—	—	(2,718)
Employee stock award compensation	—	—	3,528	—	—	—	—	3,528
Net income attributable to noncontrolling interest	—	—	—	—	—	—	440	440
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(240)	(240)
Net income attributable to the Ensign Group, Inc.	—	—	—	40,248	—	—	—	40,248
Balance - June 30, 2020	53,755	$57	$319,770	$467,219	2,788	$(71,049)	$1,779	$717,776
Issuance of common stock to employees and directors resulting from the exercise of stock options	340	—	4,404	—	—	—	—	4,404
Issuance of restricted stock, net of forfeitures	43	—	—	—	—	—	—	—
Shares of common stock used to satisfy tax withholding obligations	(3)	—	—	—	3	(154)	—	(154)
Dividends declared ($0.0500 per share)	—	—	—	(2,725)	—	—	—	(2,725)
Employee stock award compensation	—	—	4,173	—	—	—	—	4,173
Net income attributable to noncontrolling interest	—	—	—	—	—	—	253	253
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(1,243)	(1,243)
Net income attributable to the Ensign Group, Inc.	—	—	—	43,060	—	—	—	43,060
Balance - September 30, 2020	54,135	$57	$328,347	$507,554	2,791	$(71,203)	$789	$765,544

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$148,764	$125,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,383	41,082
Impairment of long-lived assets	—	2,681
Amortization of deferred financing fees	637	630
Non-cash leasing arrangement	346	337
Deferred income taxes	458	1,179
Provision for doubtful accounts	2,609	4,193
Stock-based compensation	13,769	10,936
Loss on sale of asset disposals	155	282
Change in operating assets and liabilities
Accounts receivable	(16,606)	11,441
Prepaid income taxes	(2,912)	(12,811)
Prepaid expenses and other assets	(6,061)	(2,090)
Cash surrender value of life insurance policy premiums	(9,505)	(5,378)
Operating lease obligations	(5,668)	(542)
Deferred compensation liability	9,607	5,412
Accounts payable	6,332	7,197
Accrued wages and related liabilities	14,112	31,551
Income taxes payable	357	—
Other accrued liabilities	(2,907)	19,333
Accrued self-insurance liabilities	9,796	8,433
Other long-term liabilities	(177)	33,093
Net cash provided by operating activities	204,489	282,161
Cash flows from investing activities:
Purchase of property and equipment	(50,133)	(37,824)
Cash payments for business acquisitions (Note 8)	(6,000)	—
Cash payments for asset acquisitions (Note 8)	(5,183)	(23,077)
Escrow deposits	100	(35)
Escrow deposits used to fund acquisitions	—	14,050
Cash from insurance proceeds	6,705	—
Cash proceeds from the sale of assets and ancillary business	951	359
Purchases of investments	(26,387)	(14,648)
Maturities of investments	23,917	13,626
Other restricted assets	(1,839)	(936)
Net cash used in investing activities	(57,869)	(48,485)
Cash flows from financing activities:
Proceeds from debt (Note 15)	31,646	380,600
Payments on debt (Note 15)	(2,146)	(592,255)
Issuance of common stock upon exercise of options	8,108	6,412
Repurchase of shares of common stock to satisfy tax withholding obligations	(1,711)	(907)
Repurchase of shares of common stock (Note 19)	—	(25,000)
Dividends paid	(8,647)	(8,106)
Non-controlling interest distribution	(2,908)	(2,203)
Payments of deferred financing costs	(881)	—
Proceeds from CARES Act Provider Relief Fund and Medicare Advance Payment Program (Note 3)	11,637	235,976
Repayments of CARES Act Provider Relief Fund and Medicare Advance Payment Program (Note 3)	(113,660)	(111,988)
Net cash used in financing activities	(78,562)	(117,471)
Net increase in cash and cash equivalents	68,058	116,205
Cash and cash equivalents beginning of period	236,562	59,175
Cash and cash equivalents end of period	$304,620	$175,380
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Nine Months Ended September 30,
(In thousands)	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,265	$8,467
Income taxes	$45,440	$48,620
Lease liabilities	$103,067	$97,533
Non-cash financing and investing activity:
Accrued capital expenditures	$3,500	$2,900
Accrued dividends declared	$2,900	$2,725
Right-of-use assets obtained in exchange for new and modified operating lease obligations	$175,617	$14,669

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, shares and options in thousands, except per share data)

1. DESCRIPTION OF BUSINESS
The Company — The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company, through its operating subsidiaries, is a provider of health care services across the post-acute care continuum, engaged in the ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare-related properties and other ancillary businesses. As of September 30, 2021, the Company operated 242 facilities and other ancillary operations located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. The Company's operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, senior living and other ancillary services. The Company's operating subsidiaries have a collective capacity of approximately 24,700 operational skilled nursing beds and 2,200 senior living units. As of September 30, 2021, the Company operated 177 facilities under long-term lease arrangements, and had options to purchase 11 of those 177 facilities. The Company's real estate portfolio includes 95 owned real estate properties, which included 65 facilities operated and managed by the Company, 31 senior living operations leased to and operated by The Pennant Group, Inc., or Pennant, as part of the spin-off transaction that occurred in October 2019, and the Service Center location. Of those 31 senior living operations, two are located on the same real estate properties as skilled nursing facilities that the Company owns and operates.
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

Segment Updates — In the fourth quarter of 2020, the Company began reporting the results of its real estate portfolio as a new segment. The Company has two reportable segments: (1) skilled services and (2) real estate. Refer to Note 7, Business Segments, for additional information. Corresponding items of segment information for prior periods have been recast to reflect the change of the Company’s segment structure. This structure reflects its current operational and financial management and provides the best structure for the Company to focus on growth and investing opportunities while maintaining financial discipline.

Other Information — The accompanying condensed consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 (collectively, the Interim Financial Statements) are unaudited. Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2020 which are included in the Company’s Annual Report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

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
The condensed consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest. Additionally, the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities are entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impact" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company's relationship with variable interest entities was not material during the three and nine months ended September 30, 2021 and 2020.
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
Estimates and Assumptions — The preparation of Interim Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Interim Financial Statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Company’s Interim Financial Statements relate to revenue, acquired property and equipment, intangible assets and goodwill, right-of-use assets, impairment of long-lived assets, lease liabilities, general and professional liabilities, workers' compensation and healthcare claims included in accrued self-insurance liabilities, and income taxes. Actual results could differ from those estimates.

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

Service Revenue Recognition — The Company recognizes revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606). See Note 4, Revenue and Accounts Receivable.

Rental Revenue Recognition — The Company recognizes rental revenue for operating leases on a straight-line basis over the lease term when collectability of all minimum lease payments is probable in accordance with FASB ASC Topic 842, Leases (ASC 842). See Note 4, Revenue and Accounts Receivable.
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
Leases and Leasehold Improvements — The Company leases skilled nursing facilities, senior living facilities and commercial office space. The Company determines if an arrangement is a lease at the inception of each lease. Leases commencing prior to the ASC 842 adoption date were classified as operating lease under historical guidance. As the Company has elected the package of practical expedients allowing it to not reassess lease classification, these leases are classified as operating leases under ASC 842 as well. For leases commencing subsequent to the ASC 842 adoption date, the Company performs an evaluation to determine whether the lease should be classified as an operating or finance lease at the inception of the lease. As of September 30, 2021, the Company does not have any leases that are classified as finance leases. Rights and obligations of operating leases are included as right-of-use assets, current lease liabilities and long-term lease liabilities on the Company's condensed consolidated balance sheet. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of future lease payments. The Company utilized a third-party valuation specialist to assist in estimating the incremental borrowing rate.

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

The Company's real estate leases generally have initial lease terms of ten years or more and typically include one or more options to renew, with renewal terms that generally extend the lease term for an additional ten to 15 years. Exercise of the renewal options is generally subject to the satisfaction of certain conditions which vary by contract and generally follow payment terms that are consistent with those in place during the initial term. The Company reassesses the renewal option using a "reasonably certain" threshold, which is understood to be a high threshold. For leases where the Company is reasonably certain to exercise its renewal option, the option periods are included within the lease term and, therefore, the measurement of the right-of-use asset and lease liability. The payment structure of the Company's leases generally contain annual escalation clauses that are either fixed or variable in nature, some of which are dependent upon published indices. The Company recognizes lease expense for leases with an initial term of 12 months or less on a straight-line basis over the lease term. These leases are not recorded on the condensed consolidated balance sheet. Certain of the Company's lease agreements include rental payments that are adjusted periodically for inflation. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company does not have material subleases.

Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and determined there was no impairment during the three and nine months ended September 30, 2021. The Company recorded an impairment charge of $2,681 during the three and nine months ended September 30, 2020.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances indicate that its carrying value may not be recoverable. The Company performs its annual test for impairment during the fourth quarter of each year. The Company did not identify any goodwill or intangible asset impairment during the three and nine months ended September 30, 2021 and 2020.
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
The Company’s policy is to accrue amounts equal to the actuarial estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued general liability and professional malpractice liabilities on an undiscounted basis, net of anticipated insurance recoveries, were $63,689 and $57,628 as of September 30, 2021 and December 31, 2020, respectively.
The Company’s operating subsidiaries are self-insured for workers’ compensation liabilities in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual specific excess insurance coverage that insures individual claims that exceed $625 per occurrence. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 per occurrence. The Company’s operating subsidiaries in all other states, with the exception of Washington, are under a loss sensitive plan that insures individual claims that exceed $350 per occurrence. In the state of Washington, the Company is self insured and has purchased individual specific excess insurance coverage that insures individual claims that exceed $500 per occurrence. For all of the self insured plans and retention, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $25,968 and $24,499 as of September 30, 2021 and December 31, 2020, respectively.
In addition, the Company has recorded an asset and equal liability of $7,573 and $7,138 as of September 30, 2021 and December 31, 2020, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis. See Note 12, Restricted and Other Assets.
The Company self-funds medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $500 for each covered person for fiscal year 2021. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $9,799 and $7,533 as of September 30, 2021 and December 31, 2020, respectively.

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

In November 2020, the SEC issued final rules 33-10890 and 34-90459 “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information,” which modernizes and simplifies certain disclosure requirements of Regulation S-K. Certain key rule amendments eliminate the requirement to disclose Selected Financial Data; Selected Quarterly Financial Data, with certain exceptions; the impact of inflation and changing prices, provided the impact is not material; off-balance sheet arrangements in tabular form; and the aggregate amount of contractual obligations in tabular form. The final rules also amended various aspects of Item 303, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. The final rules are effective for all registration statements and annual reports filed on or after August 9, 2021, with early adoption permitted. The Company is currently evaluating the impact of the disclosure changes in its annual reports.

In July 2021, the FASB issued ASU 2021-05 “Lessors—Certain Leases with Variable Lease Payments (Topic 842),” which amends the lessor classification guidance to introduce additional criteria when classifying leases with variable lease payments that do not depend on a reference index or a rate. This guidance is effective for annual periods beginning after December 15, 2021, which will be the Company's fiscal year 2022, with early adoption permitted. The Company has not yet determined the effect of the ASU 2021-05 on its results of operations, financial condition or cash flows.

3. COVID-19 UPDATE

The Company's affiliated operations continued to be impacted by the worldwide outbreak of the 2019 coronavirus disease (COVID-19). The Company received cash distribution of relief fund payments (Provider Relief Funds) from the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the CARES Act) and funds authorized by U.S. Department of Health and Human Services (HHS) to be used to protect residents of nursing homes and long-term care facilities from the impact of COVID-19 throughout 2020 and 2021. During the three and nine months ended September 30, 2021, the Company received and returned $99 and $11,637, respectively, in Provider Relief Funds. During both the three and nine months ended September 30, 2020, the Company received $23,296 and $132,052, respectively, in Provider Relief Funds, of which $108,756 was returned in the third quarter of 2020. The remaining amount received was subsequently returned in the fourth quarter of 2020. The Company may continue to receive additional funding in future periods.

In fiscal year 2020, the Company applied for and received $105,255 through the Medicare Accelerated and Advance Payment Program under the CARES Act. The purpose of the program is to assist in providing needed liquidity to care delivery providers. The Company repaid $3,232 of the funds in 2020. In March 2021, the Company repaid the remaining funds of $102,023.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Family First Coronavirus Response Act was signed into law in 2020 to provide a temporary 6.2% increase to the Federal Medical Assistance Percentage (FMAP) effective January 1, 2020. The law permits states to retroactively change their state's Medicaid program rates effective as of January 1, 2020. The law provides discretion to each state and specifies the funds are to be used to reimburse the recipient for healthcare related expenses that are attributable to COVID-19 and associated with providing patient care. In addition, increases in Medicaid rates can come from other areas of the state's budget outside of FMAP funding. Revenues from these additional payments are recognized in accordance with ASC 606, subject to variable consideration constraints. In certain operations where the Company received additional payments that exceeded expenses incurred related to COVID-19, the Company characterized such payments as variable revenue that required additional consideration and accordingly, the amount of state relief revenue recognized is limited to the actual COVID-19 related expenses incurred. As of September 30, 2021 and December 31, 2020, the Company had $4,392 and $6,520 in unapplied state relief funds, respectively. During the three and nine months ended September 30, 2021, the Company received an additional $17,829 and $50,250 in state relief funding and recognized $19,229 and $52,386, respectively, as revenue. During the three and nine months ended September 30, 2020, the Company received $17,344 and $32,455 in state relief funding and recognized $11,691 and $24,825, respectively, as revenue.

The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due by December 31, 2021 and the remaining 50% due by December 31, 2022. The Company recorded $48,309 of deferred payments of social security taxes as a liability during 2020. The total short-term balance of $24,155 is included in accrued wages and related liabilities and the remaining $24,154 is included in other long-term liabilities within the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020.

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

Revenue from the Medicare and Medicaid programs accounted for 73.6% for both the three and nine months ended September 30, 2021, and 75.5% and 74.0% for the three and nine months ended September 30, 2020, respectively. Settlements with Medicare and Medicaid payors for retroactive adjustments due to audits and reviews are considered variable consideration and are included in the determination of the estimated transaction price. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity. Consistent with healthcare industry practices, any changes to these revenue estimates are recorded in the period the change or adjustment becomes known based on the final settlement. The Company recorded adjustments to revenue which were not material to the Company's consolidated revenue for the three and nine months ended September 30, 2021 and 2020.

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
Service revenue for the three and nine months ended September 30, 2021 and 2020 is summarized in the following tables:

	Three Months Ended September 30,
	2021		2020
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid(1)	$267,008	40.2%	$222,192	37.3%
Medicare	176,660	26.6	189,237	31.8
Medicaid — skilled	45,308	6.8	38,232	6.4
Total Medicaid and Medicare	488,976	73.6	449,661	75.5
Managed care	114,917	17.3	87,648	14.7
Private and other(2)	60,704	9.1	58,032	9.8
Service revenue	$664,597	100.0%	$595,341	100.0%
(1) Medicaid payor includes revenue for senior living operations and revenue related to FMAP for the three months ended September 30, 2021 and 2020.
(2) Private and other payors also includes revenue from all payors generated in other ancillary services for the three months ended September 30, 2021 and 2020.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Nine Months Ended September 30,
	2021		2020
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid(1)	$749,821	39.0%	$672,506	38.2%
Medicare	536,971	27.9	519,865	29.5
Medicaid — skilled	128,041	6.7	110,626	6.3
Total Medicaid and Medicare	1,414,833	73.6	1,302,997	74.0
Managed care	336,225	17.5	271,993	15.4
Private and other(2)	171,424	8.9	187,381	10.6
Service revenue	$1,922,482	100.0%	$1,762,371	100.0%
(1) Medicaid payor includes revenue for senior living operations and revenue related to FMAP for the nine months ended September 30, 2021 and 2020.
(2) Private and other payors also includes revenue from all payors generated in other ancillary services for the nine months ended September 30, 2021 and 2020.

In addition to the service revenue above, the Company's rental revenue derived from triple-net lease arrangements with third parties is $3,933 and $11,837, respectively, for the three and nine months ended September 30, 2021 and $3,914 and $11,196, respectively, for the three and nine months ended September 30, 2020.

Balance Sheet Impact

Included in the Company’s condensed consolidated balance sheets are contract balances, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company had no material contract liabilities and contract assets as of September 30, 2021 and December 31, 2020, or activity during the three and nine months ended September 30, 2021 and 2020.
Accounts receivable as of September 30, 2021 and December 31, 2020, is summarized in the following table:

	September 30, 2021	December 31, 2020
Medicaid	$118,102	$102,077
Managed care	74,902	61,743
Medicare	56,343	80,904
Private and other payors	75,778	69,056
	325,125	313,780
Less: allowance for doubtful accounts	(11,267)	(8,718)
Accounts receivable, net	$313,858	$305,062
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

5. COMPUTATION OF NET INCOME PER COMMON SHARE

Basic net income per share is computed by dividing income from operations attributable to stockholders of The Ensign Group, Inc. by the weighted average number of outstanding common shares for the period. The computation of diluted net income per share is similar to the computation of basic net income per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$48,344	$43,313	$148,764	$125,202
Less: net income attributable to noncontrolling interests	1,063	253	2,852	1,045
Net income attributable to The Ensign Group, Inc.	$47,281	$43,060	$145,912	$124,157

Denominator:
Weighted average shares outstanding for basic net income per share	54,627	53,328	54,430	53,299
Basic net income per common share:	$0.87	$0.81	$2.68	$2.33

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$48,344	$43,313	$148,764	$125,202
Less: net income attributable to noncontrolling interests	1,063	253	2,852	1,045
Net income attributable to The Ensign Group, Inc.	$47,281	$43,060	$145,912	$124,157

Denominator:
Weighted average common shares outstanding	54,627	53,328	54,430	53,299
Plus: incremental shares from assumed conversion (1)	2,344	2,385	2,524	2,286
Adjusted weighted average common shares outstanding	56,971	55,713	56,954	55,585
Diluted net income per common share:	$0.83	$0.77	$2.56	$2.23
(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 365 and 139 for the three and nine months ended September 30, 2021, respectively, and 1,144 and 979 for the three and nine months ended September 30, 2020, respectively.
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

The fair value of cash and cash equivalents of $304,620 and $236,562 as of September 30, 2021 and December 31, 2020, respectively, is derived using Level 1 inputs. The Company's other financial assets include contracts insuring the lives of certain employees who are eligible to participate in non-qualified deferred compensation plans which are held in a rabbi trust. The cash surrender value of these contracts is based on performance measurement funds that shadow the deferral investment allocations made by participants in the deferred compensation plan. As of September 30, 2021, and December 31, 2020, the fair value of the pooled investment funds of $16,082 and $6,577, respectively, is derived using Level 2 inputs. The pooled investment funds are included in restricted and other assets in the Condensed Consolidated Balance Sheets. See Note 12 Restricted and Other Assets.

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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Debt Security Investments - Held to Maturity

As of September 30, 2021 and December 31, 2020, the Company had approximately $48,024 and $45,554, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value based on Level 1 inputs. The Company has the intent and ability to hold these debt securities to maturity. Further, as of September 30, 2021, the debt security investments were held in AA, A and BBB rated debt securities. The Company believes its debt security investments that were in an unrealized loss position as of September 30, 2021 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.

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

As of September 30, 2021, the skilled services segment includes 211 skilled nursing operations and 22 campus operations that provide both skilled nursing and rehabilitative care services and senior living services. The Company's real estate segment includes 95 owned real estate properties. These properties include 65 operations the Company operated and managed, real estate properties of 31 senior living operations that are leased to and operated by Pennant and the Service Center location, which continues to lease office space to various third parties. Of the 31 real estate operations leased to Pennant, two senior living operations are located on the same real estate properties as skilled nursing facilities that the Company owns and operates. The Company also reports an “All Other” category that includes results from its senior living operations, which includes nine stand-alone senior living operations and 22 campus operations that provide both skilled nursing and rehabilitative care services and senior living services, mobile diagnostics, medical transportation and other ancillary operations. Services included in the “All Other” category are insignificant individually, and therefore do not constitute a reportable segment.

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

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables set forth financial information for the segments:

	Three Months Ended September 30, 2021
	Skilled Services	Real Estate	All Other(1)	Intercompany Elimination(2)	Total
Service revenue	$642,075	$—	$22,522	$—	$664,597
Rental revenue	—	16,271	—	(12,338)	3,933
Total revenue	$642,075	$16,271	$22,522	$(12,338)	$668,530
Segment income (loss)	94,429	8,910	(38,482)	—	64,857
Income before provision for income taxes					$64,857
Depreciation and amortization	7,715	4,936	1,278	—	13,929
Other expense (income), net(3)	$—	$1,705	$(244)	$—	$1,461
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
(3) Other expense (income), net includes interest expense, interest income and gain and loss on investments.

	Three Months Ended September 30, 2020
	Skilled Services	Real Estate	All Other(1)	Intercompany Elimination(2)	Total
Service revenue	$570,282	$—	$25,059	$—	$595,341
Rental revenue	—	15,536	—	(11,622)	3,914
Total revenue	$570,282	$15,536	$25,059	$(11,622)	$599,255
Segment income (loss)	84,747	8,474	(36,289)	—	56,932
Loss on sale of real estate and impairment charges					(2,753)
Income before provision for income taxes					$54,179
Depreciation and amortization	7,094	4,522	2,141	—	13,757
Other expense (income), net(3)	$—	$1,731	$(841)	$—	$890
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
(3) Other expense (income), net includes interest expense and interest income.

	Nine Months Ended September 30, 2021
	Skilled Services	Real Estate	All Other(1)	Intercompany Elimination(2)	Total
Service revenue	$1,855,993	$—	$66,489	$—	$1,922,482
Rental revenue	—	48,181	—	(36,344)	11,837
Total revenue	$1,855,993	$48,181	$66,489	$(36,344)	$1,934,319
Segment income (loss)	273,370	26,622	(108,448)	—	191,544
Gain on sale of real estate					440
Income before provision for income taxes					$191,984
Depreciation and amortization	22,893	14,413	4,077	—	41,383
Other expense (income), net(3)	$—	$4,980	$(2,113)	$—	$2,867
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
(3) Other expense, net includes interest expense, interest income and gain and loss on investments.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Nine Months Ended September 30, 2020
	Skilled Services	Real Estate	All Other(1)	Intercompany Elimination(2)	Total
Service revenue	$1,685,263	$—	$77,108	$—	$1,762,371
Rental revenue	—	45,489	—	(34,293)	11,196
Total revenue	$1,685,263	$45,489	$77,108	$(34,293)	$1,773,567
Segment income (loss)	243,640	22,593	(101,252)	—	164,981
Loss on sale of real estate and impairment charges					(2,753)
Income before provision for income taxes					$162,228
Depreciation and amortization	21,247	13,624	6,211	—	41,082
Other expense (income), net(3)	$—	$7,689	$(2,621)	$—	$5,068
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
(3) Other expense, net includes interest expense and interest income.

Service revenue by major payor source were as follows:

	Three Months Ended September 30, 2021
	Skilled Services	All Other		Total Service Revenue	Revenue %
Medicaid	$263,072	$3,936	(1)	$267,008	40.2%
Medicare	176,660	—		176,660	26.6
Medicaid-skilled	45,308	—		45,308	6.8
Subtotal	485,040	3,936		488,976	73.6
Managed care	114,917	—		114,917	17.3
Private and other	42,118	18,586	(2)	60,704	9.1
Total service revenue	$642,075	$22,522		$664,597	100.0%
(1) Medicaid payor includes revenue for senior living operations and revenue related to FMAP for the three months ended September 30, 2021.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services for the three months ended September 30, 2021.

	Three Months Ended September 30, 2020
	Skilled Services	All Other		Total Service Revenue	Revenue %
Medicaid	$218,840	$3,352	(1)	$222,192	37.3%
Medicare	189,237	—		189,237	31.8
Medicaid-skilled	38,232	—		38,232	6.4
Subtotal	446,309	3,352		449,661	75.5
Managed care	87,648	—		87,648	14.7
Private and other	36,325	21,707	(2)	58,032	9.8
Total service revenue	$570,282	$25,059		$595,341	100.0%
(1) Medicaid payor includes revenue for senior living operations and revenue related to FMAP for the three months ended September 30, 2020.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services for the three months ended September 30, 2020.

	Nine Months Ended September 30, 2021
	Skilled Services	All Other		Total Service Revenue	Revenue %
Medicaid	$738,484	$11,337	(1)	$749,821	39.0%
Medicare	536,971	—		536,971	27.9
Medicaid-skilled	128,041	—		128,041	6.7
Subtotal	1,403,496	11,337		1,414,833	73.6
Managed care	336,225	—		336,225	17.5
Private and other	116,272	55,152	(2)	171,424	8.9
Total service revenue	$1,855,993	$66,489		$1,922,482	100.0%
(1) Medicaid payor includes revenue generated from senior living operations and revenue related to FMAP for the nine months ended September 30, 2021.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services for the nine months ended September 30, 2021.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Nine Months Ended September 30, 2020
	Skilled Services	All Other		Total Service Revenue	Revenue %
Medicaid	$662,733	$9,773	(1)	$672,506	38.2%
Medicare	519,865	—		519,865	29.5
Medicaid-skilled	110,626	—		110,626	6.3
Subtotal	1,293,224	9,773		1,302,997	74.0
Managed care	271,993	—		271,993	15.4
Private and other	120,046	67,335	(2)	187,381	10.6
Total service revenue	$1,685,263	$77,108		$1,762,371	100.0%
(1) Medicaid payor includes revenue generated from senior living operations and revenue related to FMAP for the nine months ended September 30, 2020.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services for the nine months ended September 30, 2020.

In addition to the service revenue above, the Company's rental revenue derived from triple-net lease arrangements with third parties is $3,933 and $11,837, respectively, for the three and nine months ended September 30, 2021 and $3,914 and $11,196, respectively, for the three and nine months ended September 30, 2020.

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

2021 Expansions
During the nine months ended September 30, 2021, the Company expanded its operations through a combination of long-term leases and a real estate purchase, with the addition of fourteen stand-alone skilled nursing operations. Of these additions, one is related to a purchase of owned property, further expanding the Company's real estate portfolio. These new operations added a total of 1,504 operational skilled nursing beds operated by the Company's affiliated operating subsidiaries. The aggregate purchase price for these acquisitions during the nine months ended September 30, 2021 was $11,183.
In connection with the new operations made through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction.
The fair value of assets for ten of the acquisitions was concentrated in property and equipment and as such, the transaction was classified as an asset acquisition. The aggregate purchase price for the asset acquisitions during the nine months ended September 30, 2021 was $5,183, which primarily consists of building and improvements of $4,547. The fair value of assets for the remaining four additions was concentrated in goodwill of $6,000 and as such, the transaction was classified as a business combination.
Subsequent to September 30, 2021, the Company expanded its operations through long-term leases with the addition of three stand-alone skilled nursing operations. These new operations added 328 operational skilled nursing beds to be operated by the Company's affiliated operating subsidiaries.
2020 Expansions
During the nine months ended September 30, 2020, the Company expanded its operations through a combination of long-term leases and real estate purchases, with the addition of three stand-alone skilled nursing operations, one stand-alone senior living operation and one campus operation. Of these additions, three are related to purchases of owned properties, further expanding the Company's real estate portfolio. These new operations added a total of 303 operational skilled nursing beds and 298 operational senior living units to be operated by the Company's affiliated operating subsidiaries.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The aggregate purchase price for these acquisitions during the nine months ended September 30, 2020 was $23,077. The fair value of assets for the purchases of these properties was concentrated in property and equipment and as such, these transactions were classified as asset acquisitions. The purchase price for the asset acquisitions primarily consists of building and improvements of $13,365 and land of $8,938.
During the first quarter of 2020, the Company entered into a long-term lease agreement to transfer two senior living operations to Pennant. Ensign affiliates retained ownership of the real estate for these two senior living communities.
The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return. The operations added by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operations, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operating subsidiaries. The assets added during the nine months ended September 30, 2021 were not material operations to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These additions have been included in the September 30, 2021 condensed consolidated balance sheets of the Company, and the operating results have been included in the condensed consolidated statements of operations of the Company since the date the Company gained effective control.
9. PROPERTY AND EQUIPMENT - NET
Property and equipment, net consists of the following:

	September 30, 2021	December 31, 2020
Land	$101,552	$101,236
Buildings and improvements	568,331	555,416
Leasehold improvements	136,728	129,727
Equipment	259,102	233,453
Furniture and fixtures	4,499	4,409
Construction in progress	8,841	3,008
	1,079,053	1,027,249
Less: accumulated depreciation	(287,806)	(249,005)
Property and equipment, net	$791,247	$778,244
See also Note 8, Operation Expansions for information on acquisitions during the nine months ended September 30, 2021 and 2020.

10. INTANGIBLE ASSETS - NET

		September 30, 2021			December 31, 2020
	Weighted Average Life (Years)
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Assembled occupancy	0.4	$68	$(68)	$—	$39	$(26)	$13
Facility trade name	30.0	733	(384)	349	733	(366)	367
Customer relationships	18.4	4,582	(2,220)	2,362	4,640	(2,121)	2,519
Total		$5,383	$(2,672)	$2,711	$5,412	$(2,513)	$2,899

During the three and nine months ended September 30, 2021, amortization expense was $363 and $1,087, respectively, of which $289 and $869 was related to the amortization of right-of-use assets, respectively. During the three and nine months ended September 30, 2020, amortization expense was $354 and $1,445, respectively, of which $289 and $933 was related to the amortization of right-of-use assets, respectively. Additionally, the Company identified intangible assets which became fully amortized during the prior year and removed these fully amortized balances from the gross asset and accumulated amortization amounts.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2021 (remainder)	$59
2022	234
2023	234
2024	234
2025	234
2026	234
Thereafter	1,482
$2,711

11. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

The Company tests goodwill during the fourth quarter of each year or more often if events or circumstances indicate there may be impairment. The Company performs its analysis for each reporting unit that constitutes a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other components of the operating segment, in accordance with the provisions of FASB ASC Topic 350, Intangibles—Goodwill and Other (ASC 350). This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, a "Step 0" analysis. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a goodwill impairment test by comparing the carrying value of each reporting unit to its respective fair value. The Company determines the estimated fair value of each reporting unit using a discounted cash flow analysis. The fair value of the reporting unit is the implied fair value of goodwill. In the event a reporting unit's carrying value exceeds its fair value, an impairment loss will be recognized. An impairment loss is measured by the difference between the carrying value of the reporting unit and its fair value.
The Company anticipates that the majority of total goodwill recognized will be fully deductible for tax purposes as of September 30, 2021.

Provided that goodwill corresponds to the acquisition of a business and not merely the acquisition of real estate property, the Company's real estate segment appropriately does not carry a goodwill balance. The following table represents the goodwill value by skilled service segment and "all other" category, which includes other ancillary services, as of and for the nine months ended September 30, 2021:

	Goodwill
	Skilled Services	All Other	Total
January 1, 2021	$45,486	$8,983	$54,469
Additions	6,000	—	6,000
September 30, 2021	$51,486	$8,983	$60,469

Other indefinite-lived intangible assets consist of the following:

	September 30, 2021	December 31, 2020
Trade name	$889	$889
Medicare and Medicaid licenses	2,732	2,827
	$3,621	$3,716

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. RESTRICTED AND OTHER ASSETS

Restricted and other assets consist of the following:

	September 30, 2021	December 31, 2020
Debt issuance costs, net	$2,131	$2,664
Long-term insurance losses recoverable asset	7,573	7,138
Deposits with landlords	12,268	12,400
Capital improvement reserves with landlords and lenders	6,328	4,376
Cash surrender value of life insurance related to deferred compensation plan	16,082	6,577
Restricted and other assets	$44,382	$33,155

Included in restricted and other assets as of September 30, 2021 and December 31, 2020 are anticipated insurance recoveries related to the Company's workers' compensation liabilities and general and professional liability claims that are recorded on a gross rather than net basis in accordance with ASU issued by the FASB.

The Company implemented a non-qualified deferred compensation plan (the DCP) that was effective in 2019 for certain employees and was expanded to other highly compensated employees on January 1, 2020. The plan allows for the employee deferrals to be deposited into a rabbi trust and the funds are generally invested in individual variable life insurance contracts owned by the Company that are specifically designed to informally fund savings plans of this nature. Cash surrender value of the contracts is based on performance measurement funds that shadow the deferral investment allocations made by participants in the deferred compensation plan.

For the three months ended September 30, 2021, the Company recorded loss on the investment acquired in connection with our deferred compensation plan that was not material. For the nine months ended September 30, 2021, the Company recorded net income on the investment acquired in connection with our deferred compensation plan of $940, which is included in other income (expense), net, and an offsetting expense of $1,046 between cost of services and general and administrative expenses. For the three and nine months ended September 30, 2020, the Company recorded income on the investment acquired in connection with our deferred compensation plan of $252 and $710, respectively. During the same periods, the Company recorded an offsetting expense of $268 and $657, respectively, between cost of services and general and administrative expenses.

13. OTHER ACCRUED LIABILITIES

Other accrued liabilities consists of the following:

	September 30, 2021	December 31, 2020
Quality assurance fee	$6,470	$6,631
Refunds payable	36,702	36,323
Resident advances	4,129	8,558
Unapplied state relief funds	4,392	6,520
Cash held in trust for patients	6,883	6,052
Dividends payable	2,900	2,868
Property taxes	11,462	9,222
Other	12,531	11,144
Other accrued liabilities	$85,469	$87,318

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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. INCOME TAXES
The Company recorded income tax expense of $43,220 and $37,026 during the nine months ended September 30, 2021 and 2020, respectively, or 22.5% of earnings before income taxes for the nine months ended September 30, 2021, compared to 22.8% for the nine months ended September 30, 2020. The effective tax rate for both periods is driven by the impact of higher excess tax benefits from stock-based compensation, partially offset by non-deductible expenses, compared to prior year.

During the current quarter, the state of Wisconsin initiated an examination of the Company's income tax returns for fiscal years 2017, 2018 and 2019. The Company is not currently under examination by any other major income tax jurisdiction. During 2021, the statutes of limitations will lapse on the Company's 2017 Federal tax year and certain 2016 and 2017 state tax years. The Company does not believe the Federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the nine months ended September 30, 2021 and 2020.

15. DEBT
Debt consists of the following:

	September 30, 2021	December 31, 2020
Mortgage loans and promissory notes	$147,306	$117,806
Less: current maturities	(3,548)	(2,960)
Less: debt issuance costs, net	(3,078)	(2,302)
Long-term debt less current maturities	$140,680	$112,544

Mortgage Loans and Promissory Notes
As of September 30, 2021, the Company's operating subsidiaries had $147,306 outstanding under the mortgage loans and notes, of which $3,548 is classified as short-term and the remaining $143,758 is classified as long-term. The Company was in compliance with all loan covenants as of September 30, 2021.

During nine months ended September 30, 2021, three of the Company's subsidiaries entered into the Department of Housing and Urban Development (HUD) mortgage loans in the aggregate amount of $31,420. As a result, 22 of the Company's subsidiaries have mortgage loans insured with HUD in the aggregate amount of $143,776, as of September 30, 2021, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates range of 3.1% to 4.2%, including fixed interest rates range of 2.4% to 3.3% per annum. In addition to the interest rate, we incur other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees based on the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10.0% and is reduced by 3.0% in the fourth year of the loan, and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years.

In addition to the HUD mortgage loans above, the Company has two promissory notes. The notes bear fixed interest rates of 5.0% and 5.3% per annum and the term of the notes are ten months and 12 years, respectively. The 12 year note which was used for an acquisition is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.

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

The Credit Facility is guaranteed, jointly and severally, by certain of the Company’s wholly owned subsidiaries, and is secured by a pledge of stock of the Company's material operating subsidiaries as well as a first lien on substantially all of its personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of (i) a maximum consolidated total net debt to consolidated EBITDA ratio (which shall not be greater than 3.00:1.00; provided that if the aggregate consideration for approved acquisitions in a six month period is greater than $50,000, then the ratio can be increased at the election of the Company with notice to the administrative agent to 3.50:1.00 for the first fiscal quarter and the immediately following three fiscal quarters), and (ii) a minimum interest/rent coverage ratio (which cannot be less than 1.50:1.00). As of September 30, 2021, and October 22, 2021, there was no outstanding debt under the Credit Facility. The Company was in compliance with all loan covenants as of September 30, 2021.

Off-Balance Sheet Arrangements
As of September 30, 2021, the Company had approximately $6,544 on the Credit Facility of borrowing capacity pledged as collateral to secure outstanding letters of credit, which is a reduction of $1,036 from the second quarter.

16. OPTIONS AND AWARDS
Stock-based compensation expense consists of stock-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2021 and 2020 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
2017 Omnibus Incentive Plan - The Company has one active stock incentive plan, the 2017 Omnibus Incentive Plan (the 2017 Plan). The 2017 Plan provided for the issuance of 6,881 shares of common stock which are to be proportionally adjusted in the event of any Equity Restructuring. The number of shares available to be issued under the 2017 Plan were adjusted to 8,118 shares of common stock in order to reflect the proportional adjustments as part of the spin-off transaction that occurred in October 2019. The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 2.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). Granted non-employee director options vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other options generally vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. As of September 30, 2021, there were approximately 2,270 unissued shares of common stock available for issuance under this plan.
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

Stock Options
The Company granted 151 and 496 stock options during the three and nine months ended September 30, 2021, respectively.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company used the following assumptions for stock options granted during the three months ended September 30, 2021 and 2020:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2021	151	1.0%	6.1 years	42.5%	0.3%
2020	160	0.4%	6.3 years	41.8%	0.3%
The Company used the following assumptions for stock options granted during the nine months ended September 30, 2021 and 2020:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2021	496	0.9%	6.2 years	42.3%	0.3%
2020	540	0.7%	6.2 years	38.8%	0.4%
For the nine months ended September 30, 2021 and 2020, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2021	496	$81.89	$33.45
2020	540	$50.46	$18.62
The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended September 30, 2021 and 2020 and therefore, the intrinsic value was $0 at the date of grant.

The following table represents the employee stock option activity during the nine months ended September 30, 2021:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2021	4,038	$27.71	2,148	$16.66
Granted	496	81.89
Forfeited	(77)	41.69
Exercised	(463)	17.51
September 30, 2021	3,994	$35.35	2,129	$20.25

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following summary information reflects stock options outstanding, vested and related details as of September 30, 2021:

	Stock Options Outstanding						Stock Options Vested

				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2011	$5.00	-	$6.77	3	$3	0	3
2012	5.56	-	6.75	73	220	1	73
2013	6.76	-	9.74	140	539	2	140
2014	8.94	-	16.05	625	3,002	3	625
2015	18.20	-	21.39	279	2,164	4	279
2016	15.93	-	16.86	257	1,514	5	245
2017	15.80	-	19.41	315	1,851	6	208
2018	22.49	-	32.71	532	5,146	7	250
2019	41.07	-	45.76	662	10,394	8	216
2020	44.84	-	59.49	616	12,104	9	90
2021	$79.88	-	$83.64	492	16,465	10	—
Total				3,994	$53,402		2,129
The aggregate intrinsic value of options outstanding, vested and expected to vest as of September 30, 2021 and December 31, 2020 is as follows:

Options	September 30, 2021	December 31, 2020
Outstanding	$161,371	$182,552
Vested	116,340	120,867
Expected to vest	40,548	53,366

The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options. The aggregate intrinsic value of options that vested during the nine months ended September 30, 2021 and 2020 was $18,500 and $13,681, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2021 and 2020 was $31,167 and $21,044, respectively.
Restricted Stock Awards
The Company granted 51 and 195 restricted stock awards during the three and nine months ended September 30, 2021, respectively. The Company granted 48 and 242 restricted stock awards during the three and nine months ended September 30, 2020, respectively. All awards were granted at an issue price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the nine months ended September 30, 2021 and 2020 ranged from $82.20 to $93.31 and $35.47 to $58.06, respectively. The fair value per share includes quarterly stock awards to non-employee directors.

A summary of the status of the Company's non-vested restricted stock awards as of September 30, 2021 and changes during the nine months ended September 30, 2021 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	591	$38.90
Granted	195	82.81
Vested	(213)	48.45
Forfeited	(16)	45.65
Nonvested at September 30, 2021	557	$50.43
During the three and nine months ended September 30, 2021, the Company granted six and 17 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards was $84.70 to $93.31 based on the market price on the grant date.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Incentive Plan
On August 27, 2019, the Board approved the Long-Term Incentive Plan (the 2019 LTI Plan). The 2019 LTI Plan provides that certain employees of the Company who assisted in the consummation of the spin-off transaction that occurred in October 2019 are granted shares of restricted stock upon the successful completion of the spin-off. The 2019 LTI Plan provides for the issuance of 500 shares of Pennant restricted stock. The shares are vested over five years at 20% per year on the anniversary of the grant date. If a recipient is terminated or voluntarily leaves the Company, all shares subject to restriction or not yet vested shall be entirely forfeited. The total stock-based compensation related to the 2019 LTI Plan was approximately $248 and $651 for the three and nine months ended September 30, 2021, respectively, compared to $286 and $675 for the three and nine months ended September 30, 2020, respectively.
Stock-based compensation expense recognized for the Company's equity incentive plans and long-term incentive plan for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock-based compensation expense related to stock options	$2,371	$1,692	$6,130	$4,656
Stock-based compensation expense related to restricted stock awards	2,217	2,221	6,131	5,596
Stock-based compensation expense related to stock options and restricted stock awards to non-employee directors	494	260	1,508	684
Total	$5,082	$4,173	$13,769	$10,936

In future periods, the Company expects to recognize approximately $34,086 and $29,021 in stock-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of September 30, 2021. Future stock-based compensation expense will be recognized over 3.9 and 3.6 weighted average years for unvested options and restricted stock awards, respectively. There were 1,865 unvested and outstanding options as of September 30, 2021, of which 1,754 shares are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest as of September 30, 2021 was 6.1 years.

17. LEASES
The Company leases from CareTrust REIT, Inc. (CareTrust) real property associated with 95 affiliated skilled nursing and senior living facilities used in the Company’s operations, 94 of which are under nine “triple-net” master lease agreements (collectively, the Master Leases), which range in terms from 13 to 20 years. At the Company’s option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. The extension of the term of any of the Master Leases is subject to the following conditions: (1) no event of default under any of the Master Leases having occurred and being continuing; and (2) the tenants providing timely notice of their intent to renew. The term of the Master Leases is subject to termination prior to the expiration of the then current term upon default by the tenants in their obligations, if not cured within any applicable cure periods set forth in the Master Leases. If the Company elects to renew the term of a Master Lease, the renewal will be effective to all, but not less than all, of the leased property then subject to the Master Lease. Additionally, four of the 95 facilities leased from CareTrust include an option to purchase that the Company can exercise starting on December 1, 2024. In the second quarter of 2021, the Company added four operations and extended the term for one of the Master Leases for an additional 15 years. In the third quarter of 2021, the Company added two operations and extended the term for one of the Master Leases for an additional 17 years. As a result, the total lease liabilities and right-of-use assets increased by $54,716 and $63,374, respectively, to reflect the new lease obligations.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The terms and conditions of the one stand-alone lease are substantially the same as those for the master leases described above. Total rent expense under the Master Leases was approximately $15,445 and $43,944 for the three and nine months ended September 30, 2021, respectively, and $13,139 and $39,394 for the three and nine months ended September 30, 2020, respectively.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is in compliance with requirements of the Master Leases as of September 30, 2021.
In connection with the spin-off transaction that occurred in October 2019, the Company guaranteed certain leases of Pennant based on the underlying terms of the leases. The Company does not consider these guarantees to be probable and the likelihood of Pennant defaulting is remote, and therefore no liabilities have been accrued.
The Company also leases certain affiliated operations and certain administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company has entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $35,646 and $103,598 for the three and nine months ended September 30, 2021, respectively, and $32,520 and $97,366 for the three and nine months ended September 30, 2020, respectively.
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

The components of operating lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Rent - cost of services(1)	$35,623	$32,504	$103,534	$97,318
General and administrative expense	23	16	64	48
Depreciation and amortization(2)	289	289	869	933
Variable lease costs(3)	3,582	3,229	10,719	9,692
	$39,517	$36,038	$115,186	$107,991
(1)Rent - cost of services includes deferred rent expense adjustments of $125 and $346 for the three and nine months ended September 30, 2021, respectively, and $101 and $337 for the three and nine months ended September 30, 2020, respectively. Additionally, rent - cost of services includes other variable lease costs such as CPI increases and short-term leases of $1,127 and $2,543 for the three and nine months ended September 30, 2021, respectively, and $567 and $1,781 for the three and nine months ended September 30, 2020, respectively.
(2)Depreciation and amortization is related to the amortization of favorable and direct lease costs.
(3)Variable lease costs, including property taxes and insurance, are classified in cost of services in the Company's condensed consolidated statements of income.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future minimum lease payments for all leases as of September 30, 2021 are as follows:

Year	Amount
2021 (remainder)	$34,660
2022	138,592
2023	136,845
2024	135,889
2025	135,813
2026	135,708
Thereafter	1,201,777
Total lease payments	1,919,284
Less: present value adjustment	(774,058)
Present value of total lease liabilities	1,145,226
Less: current lease liabilities	(52,050)
Long-term operating lease liabilities	$1,093,176
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of September 30, 2021, the weighted average remaining lease term is 14.9 years and the weighted average discount rate used to determine the operating lease liabilities is 7.7%.
Subsequent to September 30, 2021, the Company expanded its operations through a long-term lease arrangement with the addition of three stand-alone skilled nursing facilities under a new triple-net master lease, adding a total of 328 operational skilled nursing beds operated by the Company’s affiliated operating subsidiaries. The aggregate impact to the fair value of lease liabilities and right-of-use assets related to new master lease is estimated to be approximately $22,828.

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

Total rental income from all third-party sources for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Pennant(1)	$3,468	$3,443	$10,396	$9,675
Other third-party	465	471	1,441	1,521
	$3,933	$3,914	$11,837	$11,196
(1) Pennant rental income includes variable rent such as property taxes of $301 and $881 during the three and nine months ended September 30, 2021 and $312 and $909 for the three and nine months ended September 30, 2020.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future annual rental income for all leases as of September 30, 2021 were as follows:

Year	Amount(1)
2021 (remainder)	$3,900
2022	15,238
2023	14,937
2024	14,249
2025	13,911
2026	13,700
Thereafter	84,838
Total	$160,773
(1) Annual rental income includes base rents and variable rental income pursuant to existing leases as of September 30, 2021.

18. COMMITMENTS AND CONTINGENCIES
Regulatory Matters — Laws and regulations governing Medicare and Medicaid programs are complex and subject to review and interpretation. Compliance with such laws and regulations is evaluated regularly, the results of which can be subject to future governmental review and interpretation, and can include significant regulatory action including fines, penalties, and exclusion from certain governmental programs. Included in these laws and regulations is monitoring performed by the Office of Civil Rights which covers the Health Insurance Portability and Accountability Act of 1996, the terms of which require healthcare providers (among other things) to safeguard the privacy and security of certain patient protected health information.
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
U.S. Department of Justice Civil Investigative Demand — On May 31, 2018, the Company received a Civil Investigative Demand (CID) from the U.S. Department of Justice stating that it was investigating whether there had been a violation of the False Claims Act and/or the Anti-Kickback Statute with respect to relationships between certain of the Company’s independently operated skilled nursing facilities and persons who serve or have served as medical directors, advisory board participants or other potential referral sources. The CID covered the period from October 3, 2013 through 2018, and was limited in scope to ten of the Company’s Southern California independent operating entities. In October 2018, the Department of Justice made an additional request for information covering the period of January 1, 2011 through 2018, relating to the same topic. As a general matter, the Company’s independent operating entities have established and maintain policies and procedures to promote compliance with the False Claims Act, the Anti-Kickback Statute, and other applicable regulatory requirements. The Company fully cooperated with the U.S. Department of Justice and promptly responded to its requests for information; in April 2020, the Company was advised that the U.S. Department of Justice declined to intervene in any subsequent action filed by a relator in connection with the subject matter of this investigation.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

U.S. House of Representatives Select Subcommittee Request — In 2020, the U.S. House of Representatives Select Subcommittee on the Coronavirus Crisis launched a nation-wide investigation into the COVID-19 pandemic, which included the impact of the coronavirus on residents and employees in nursing homes. In June 2020, the Company received a document and information request from the House Select Subcommittee in connection with its investigation. The Company has cooperated in responding to this inquiry. However, it is not possible to predict the ultimate outcome of any such investigation or whether and what other investigations or regulatory responses may result from the investigation, which could have a material adverse effect on our reputation, business, financial condition, and results of operations.

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
In addition to the potential lawsuits and claims described above, the Company and its independent operating subsidiaries are also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare or Medicaid) or other payor. A violation may provide the basis for exclusion from Federally-funded healthcare programs. Such exclusions could have a correlative negative impact on the Company’s financial performance. Under the qui tam or "whistleblower" provisions of the False Claims Act, a private individual with knowledge of fraud or potential fraud may bring a claim on behalf of the Federal Government and receive a percentage of the Federal Government's recovery. Due to these whistleblower incentives, qui tam lawsuits have become more frequent. For example, and despite the decision of the U.S. Department of Justice to decline to participate in litigation based on the subject matter of its previously issued Civil Investigative Demand, the involved qui tam relator has continued on with the lawsuit and is pursuing claims that the Company and certain of its independent operating subsidiaries have allegedly violated the False Claims Act and/or the Anti-Kickback Statute.
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
Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and the Company's independent operating subsidiaries are routinely subjected to varying types of claims, including class action "staffing" suits where the allegation is understaffing at the facility level. These class-action “staffing” suits have the potential to result in large jury verdicts and settlements, and may result in significant legal costs. The Company expects the plaintiffs' bar to continue to be aggressive in their pursuit of these staffing and similar claims. While the Company has been able to settle these claims without an ongoing material adverse effect on its business, future claims could be brought that may materially affect its business, financial condition and results of operations.

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
The Company and its independent subsidiaries are also subject to requests for information and investigations by other State and Federal governmental entities (e.g., offices of the attorney general and offices of the inspector general). The Company cannot predict or provide any assurance as to the possible outcome of any inquiry, investigation or litigation. If any such inquiry, investigation or litigation were to proceed, and the Company and its independent operating subsidiaries are subjected to, alleged to be liable for, or agree to a settlement of, claims or obligations under Federal Medicare statutes, the Federal False Claims Act, or similar state and federal statutes and related regulations, or if the Company or its independent operating subsidiaries are alleged or found to be liable on theories of general or professional negligence or wage and hour violations, the Company's business, financial condition and results of operations and cash flows could be materially and adversely affected and its stock price could be adversely impacted. Among other things, any settlement or litigation could involve the payment of substantial sums to settle any alleged violations, and may also include the assumption of specific procedural and financial obligations by the Company or its operating subsidiaries under a corporate integrity agreement and/or other such arrangement.

Medicare Revenue Recoupments — The Company's independent operating entities are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments as a result of Recovery Audit Contractors (RAC), Program Safeguard Contractors, and Medicaid Integrity Contractors programs (collectively referred to as Reviews). For several months during the COVID-19 pandemic, the Centers for Medicare and Medicaid Services (CMS) suspended its Targeted Probe and Educate Program. Beginning in August 2020, CMS resumed Targeted Probe and Educate Program activity. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. The Company anticipates that these Reviews could increase in frequency in the future. As of September 30, 2021 and subsequently, seven of the Company's independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process.

Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for 53.7% and 58.3% of its total accounts receivable as of September 30, 2021 and December 31, 2020, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 73.6% of the Company's service revenue for both the three and nine months ended September 30, 2021, and 75.5% and 74.0% for the three and nine months ended September 30, 2020, respectively.

Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of October 22, 2021, the Company had approximately $677 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

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

On October 21, 2021, the Board of Directors approved the Company to enter into a stock repurchase program pursuant to which the Company may repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months that starts on October 29, 2021. Under this program, the Company is authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws.

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

Overview
We are a provider of health care services across the post-acute care continuum, engaged in the ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare-related properties, and other ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. Our operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, senior living and other ancillary services. As of September 30, 2021, we offered skilled nursing, senior living and rehabilitative care services through 242 skilled nursing and senior living facilities. Of the 242 facilities, we operated 177 facilities under long-term lease arrangements, and have options to purchase 11 of those 177 facilities. Our real estate portfolio includes 95 owned real estate properties, which included 65 facilities operated and managed by us, 31 senior living operations leased to and operated by The Pennant Group, Inc., or Pennant, as part of the spin-off transaction that occurred in October 2019 (Spin-Off), and the Service Center location. Of the 31 real estate operations leased to Pennant, two senior living operations are located on the same real estate properties as skilled nursing facilities that the Company owns and operates.

The following table summarizes our affiliated facilities and operational skilled nursing beds and senior living units by ownership status as of September 30, 2021:

	Owned and Operated	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total for Facilities Operated
Number of facilities	65	11	166	242
Percentage of total	26.9%	4.5%	68.6%	100.0%
Operational skilled nursing beds	6,417	1,145	17,174	24,736
Percentage of total	26.0%	4.6%	69.4%	100.0%
Senior living units	1,445	178	603	2,226
Percentage of total	64.9%	8.0%	27.1%	100.0%

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
Recent Activities
Coronavirus Update — We are continuing to closely monitor the impact of the global COVID-19 pandemic on our business and are taking proactive steps designed to protect the health and safety of our residents and employees and to maintain business continuity. As the vaccines became accessible in all 50 states, we began to see a significant decline in COVID-19 cases in our affiliated operations as we worked diligently to vaccinate all of our willing residents and staff. Our primary focus throughout the COVID-19 pandemic has remained ensuring the health and safety of our patients, residents, employees, and their respective families. We continue to implement measures necessary to provide the safest possible environment within our sites of service, taking into consideration the vulnerable nature of our patients and the unique exposure risks of our staff.

As the vaccine distribution commenced and infection rates began to decline, our occupancy rates started to recover in the first quarter of 2021 and continued throughout the second and third quarter of 2021. The improvements in occupancy were due to our operations developing innovative approaches to confront the occupancy declines, including strategic partnerships with upstream and downstream continuum partners and increasing clinical competencies to treat high-acuity patients, including those that are COVID-19 positive. Additionally, we have seen increases in hospital volumes for surgeries. Some operations added COVID-19 wings, while others became COVID-19 dedicated facilities, enabling an important offloading of strained hospital capacity. Even with COVID-19 demands waning, the partnerships developed during the pandemic will continue to benefit us into the future. As a result of our local, one operation at a time approach, our Same Facilities and Transitioning Facilities occupancy rebounded by 2.6% and 5.1%, respectively, during the third quarter of 2021 compared to the fourth quarter of 2020, and 0.5% and 2.0%, respectively, compared to the second quarter of 2021. By strengthening existing partnerships, creating new partnerships and most importantly, demonstrating clinical capabilities and favorable outcomes, our census has continued to stabilize. We believe our operations are primed to rebuild occupancies and continue to gain additional market share as a result of relationships with acute care providers and other health care partners.
The nationwide spread of the Delta variant has caused some moderation in our recent occupancy growth rate as many states and areas in which our communities are located are experiencing new COVID-19 caseloads. Our monthly occupancy for Same Facilities and Transitioning Facilities grew 17 basis points from August to September after growth had accelerated sequentially in the prior five months to 324 basis points from January to June. The Company expects sequential monthly occupancy to again grow for October 2021, but at a slightly more moderated rate.
During the three and nine months ended September 30, 2021, we received approximately $0.1 million and $11.6 million, respectively, in provider relief fund distributions (Provider Relief Fund) from the Coronavirus Aid, Relief and Economic Security Act of 2020 (the CARES Act) from the federal government. To date, we have returned all Provider Relief Funds that we received. Further, in March 2021, we repaid the remaining $102.0 million of Medicare Accelerated and Advance Payment Program funds. On September 10, 2021, HHS made an additional round of $17 billion in Provider Relief Fund available to support healthcare-related expenses or lost revenue attributable to COVID-19. We have not received any funding related to the additional round of Provider Relief Fund distributions.
During the three and nine months ended September 30, 2021, we received an additional $17.8 million and $50.3 million, respectively, in state relief funding and recognized $19.2 million and $52.4 million, respectively, as revenue, of which $4.4 million and $6.5 million were classified as unapplied state funding included in our liabilities as of September 30, 2021 and December 31, 2020, respectively. See Note 3, COVID-19 Update in the Notes to the Condensed Consolidated Financial Statements.
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
Department of Housing and Urban Development (HUD) Mortgage Loans — During nine months ended September 30, 2021, three of our subsidiaries entered into the Department of Housing and Urban Development (HUD) mortgage loans in the aggregate amount of $31.4 million. The mortgage loans are insured with HUD, which subjects these subsidiaries to HUD oversight and periodic inspections. Loan proceeds were used to fund acquisitions, to renovate and upgrade existing and future facilities, to cover working capital needs and for other business purposes.
Common Stock Repurchase Program — On October 21, 2021, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months that starts on October 29, 2021.

Facility Information
The following table sets forth the location of our operated and owned facilities by type as well as the number of beds and units located at operated and owned facilities as of September 30, 2021:

	TX	CA	AZ	UT	CO	WA	ID	NE	IA	SC	WI	NV	KS	Total
Number of operated facilities
Skilled nursing operations	62	50	29	18	14	13	10	4	4	4	2	1	—	211
Senior living operations	1	—	—	2	5	—	—	1	—	—	—	—	—	9
Campuses(1)	4	1	3	1	1	—	1	2	2	—	—	—	7	22
Number of operated beds/units
Operational skilled nursing beds	8,028	5,078	4,203	1,991	1,305	1,227	904	413	368	426	100	92	601	24,736
Senior living units	505	65	315	163	619	—	21	301	31	—	—	—	206	2,226

Number of owned and operated facilities
Skilled nursing properties	15	6	7	7	4	2	5	1	—	4	2	—	—	53
Senior living communities	1	—	—	—	3	—	—	1	—	—	—	—	—	5
Campuses(1)	2	—	3	—	—	—	—	—	—	—	—	—	2	7

Number of owned and operated beds/units
Owned skilled nursing beds	1,938	691	1,264	684	348	204	454	88	—	426	100	—	220	6,417
Owned Senior living units	439	—	315	—	355	—	—	262	—	—	—	—	74	1,445

Number of owned and not operated facilities
Senior living properties	6	2	1	—	—	—	2	1	—	—	19	—	—	31
(1) Campuses represent facilities that offer both skilled nursing and senior living services.
During the nine months ended September 30, 2021, we expanded our operations through a combination of long-term leases and a real estate purchase with the addition of fourteen stand-alone skilled nursing operations. Of these additions, one is related to a purchase of owned property, further expanding our real estate portfolio. These new operations added a total of 1,504 operational skilled nursing beds operated by our affiliated operating subsidiaries.
Subsequent to September 30, 2021, we expanded its operations through long-term leases with the addition of three stand-alone skilled nursing operations. These new operations added 328 operational skilled nursing beds to be operated by our affiliated operating subsidiaries.
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

The following table summarizes our overall skilled mix from our skilled nursing services for the periods indicated as a percentage of our total skilled nursing routine revenue and as a percentage of total skilled nursing patient days:

	Three Months Ended September 30,		Nine Months Ended September 30,
Skilled Mix:	2021	2020	2021	2020

Days	30.5%	32.8%	31.8%	30.6%
Revenue	50.7%	53.9%	52.5%	51.8%
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

The following table summarizes our overall occupancy statistics for skilled nursing operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Occupancy for skilled services:	2021	2020	2021	2020
Operational beds at end of period	24,736	22,991	24,736	22,991
Available patient days	2,267,797	2,113,808	6,590,429	6,268,801
Actual patient days	1,665,967	1,495,285	4,775,274	4,668,961
Occupancy percentage (based on operational beds)	73.5%	70.7%	72.5%	74.5%

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
We also reported an “all other” category that includes operating results from our senior living operations, mobile diagnostics, transportation and other ancillary operations. Our senior living, mobile diagnostics, transportation and other ancillary operations businesses are neither significant individually, nor in aggregate and therefore do not constitute a reportable segment. Our Chief Executive Officer, who is our chief operating decision maker, or CODM, reviews financial information at the operating segment level. We have presented our segment results in this Quarterly Report on Form 10-Q on a comparative basis to conform to the new segment structure.

Revenue Sources

The following table sets forth our total service revenue by payor source generated by our skilled services and our "Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	Skilled Services		Other(1)		Total Service Revenue
	2021	2020	2021	2020	2021	2020
Medicaid(2)	$263,072	$218,840	$3,936	$3,352	$267,008	$222,192
Medicare	176,660	189,237	—	—	176,660	189,237
Medicaid-skilled	45,308	38,232	—	—	45,308	38,232
Subtotal	485,040	446,309	3,936	3,352	488,976	449,661
Managed care	114,917	87,648	—	—	114,917	87,648
Private and other	42,118	36,325	18,586	21,707	60,704	58,032
Total service revenue	$642,075	$570,282	$22,522	$25,059	$664,597	$595,341

	Three Months Ended September 30,
	Skilled Services		Other(1)		Total Service Revenue
	2021	2020	2021	2020	2021	2020
Medicaid(2)	41.0%	38.4%	17.5%	13.4%	40.2%	37.3%
Medicare	27.5	33.2	—	—	26.6	31.8
Medicaid-skilled	7.1	6.7	—	—	6.8	6.4
Subtotal	75.6	78.3	17.5	13.4	73.6	75.5
Managed care	17.9	15.4	—	—	17.3	14.7
Private and other	6.5	6.3	82.5	86.6	9.1	9.8
Total service revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Private and other payors in our "all other" category includes revenue from senior living operations and all payors generated in our other ancillary operations.
(2) Medicaid payor includes revenue for senior living operations and revenue related to FMAP.

	Nine Months Ended September 30,
	Skilled Services		Other(1)		Total Service Revenue
	2021	2020	2021	2020	2021	2020
Medicaid(2)	$738,484	$662,733	$11,337	$9,773	$749,821	$672,506
Medicare	536,971	519,865	—	—	536,971	519,865
Medicaid-skilled	128,041	110,626	—	—	128,041	110,626
Subtotal	1,403,496	1,293,224	11,337	9,773	1,414,833	1,302,997
Managed care	336,225	271,993	—	—	336,225	271,993
Private and other	116,272	120,046	55,152	67,335	171,424	187,381
Total service revenue	$1,855,993	$1,685,263	$66,489	$77,108	$1,922,482	$1,762,371

	Nine Months Ended September 30,
	Skilled Services		Other(1)		Total Service Revenue
	2021	2020	2021	2020	2021	2020
Medicaid(2)	39.8%	39.3%	17.1%	12.7%	39.0%	38.2%
Medicare	28.9	30.8	—	—	27.9	29.5
Medicaid-skilled	6.9	6.6	—	—	6.7	6.3
Subtotal	75.6	76.7	17.1	12.7	73.6	74.0
Managed care	18.1	16.1	—	—	17.5	15.4
Private and other	6.3	7.2	82.9	87.3	8.9	10.6
Total service revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Private and other payors in our "all other" category includes revenue from senior living operations and all payors generated in our other ancillary operations.
(2) Medicaid payor includes revenue for senior living operations and revenue related to FMAP.
In addition to the service revenue above, our rental revenue derived from triple-net lease arrangements with third parties is $3.9 million and $11.8 million, respectively, for the three and nine months ended September 30, 2021 and $3.9 million and $11.2 million, respectively, for the three and nine months ended September 30, 2020.
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

Real Estate
We generate rental revenue primarily by leasing post-acute care properties we acquired to healthcare operators under triple-net lease arrangements, whereby the tenant is solely responsible for the costs related to the property, including property taxes, insurance, and maintenance and repair costs, subject to certain exceptions. As of September 30, 2021, our real estate portfolio was comprised of 95 real estate properties. Of these properties, 65 are leased to affiliated skilled nursing facilities wholly-owned and managed by us, 31 are leased to senior living operations wholly-owned and managed by Pennant and our Service Center property, which is leased to our Service Center and numerous third parties for commercial office space. Of the 31 real estate operations leased to Pennant, two senior living operations are located on the same real estate properties as skilled nursing facilities that the Company owns and operates. During the three and nine months ended September 30, 2021, we generated rental revenues of $16.3 million and $48.2 million, of which $12.3 million and $36.3 million, respectively, was derived from affiliated wholly-owned healthcare operators, and therefore eliminated in consolidation.
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
GOVERNMENT REGULATION
General
Healthcare is an area of extensive and frequent regulatory change. Changes in the law or new interpretations of existing laws may have a significant impact on revenue, costs and business operations. Our independent, operating subsidiaries that provide healthcare services are subject to federal, state and local laws relating to, among other things, licensure, delivery, quality and adequacy of care, physical plant requirements, life safety, personnel and operating policies. In addition, these same subsidiaries are subject to federal and state laws that govern billing and reimbursement, relationships with vendors and business relationships with physicians, and workplace protection for healthcare staff. Such laws include the Anti-Kickback Statue, the federal False Claims Act (FCA), the Stark Law, the Health Care Emergency Temporary Standard, and state corporate practice of medicine statutes.

Governmental and other authorities periodically inspect our skilled nursing facilities, senior living facilities and outpatient rehabilitation agencies to verify that we continue to comply with applicable regulations and standards. We must pass these inspections to remain licensed under state laws and to comply with our Medicare and Medicaid provider agreements. We can only participate in these third-party payment programs if inspections by regulatory authorities reveal that our operations are in substantial compliance with applicable requirements. In the ordinary course of business, we may receive notices from federal or state regulatory authorities alleging deficiencies in certain regulatory practices. These statements of deficiency may require us to take corrective action to regain and maintain compliance. In some cases, federal or state regulators may impose other remedies including imposition of civil monetary penalties, temporary payment bans, loss of certification as a provider in the Medicare or Medicaid program, or revocation of a state operating license.
We believe that the regulatory environment surrounding the healthcare industry subjects providers to intense scrutiny. In the ordinary course of business, providers are subject to inquiries, investigations and audits by federal and state agencies related to compliance with participation and payment rules under government payment programs. These inquiries may originate from the HHS Office of the Inspector General (OIG), state Medicaid agencies, local and state ombudsman offices and CMS Recovery Audit Contractors, among other agencies. In response to the inquiries, investigations and audits, the federal and state governments continue to impose citations for regulatory deficiencies and other regulatory penalties, including demands for refund of overpayments, expanded civil monetary penalties that extend over long periods of time and date back to incidents prior to surveyor visits, Medicare and Medicaid payment bans and terminations from the Medicare and Medicaid programs. We vigorously contest each such regulatory outcome when appropriate; however, there are significant legal and other expenses involved that consume our financial and personnel resources. Expansion of enforcement activity could adversely affect our business, financial condition or the results of our operations.
Coronavirus
In an effort to promote efficient care delivery and to decrease the spread of COVID-19, federal, state and local regulators have both implemented new regulations and waived certain existing regulations, including those set forth below.
Temporary suspension of certain patient coverage criteria and documentation and care requirements - The Coronavirus Aid, Relief, and Economic Security Act of 2020 (the CARES Act) and a series of temporary waivers and guidance issued by CMS suspended various Medicare patient coverage criteria to ensure patients continue to have adequate access to care, notwithstanding the burdens placed on healthcare providers as related to the COVID-19 pandemic. Many of these regulatory waivers were issued pursuant to Section 1135 of the Social Security Act, which authorizes the HHS Secretary to temporarily waive or modify Medicare and Medicaid requirements for affected health care providers and facilities following the declaration of a public health emergency (Section 1135 Waivers). HHS also waived requirements specific to skilled nursing facilities pursuant to its authority under Section 1812(f) of the Social Security Act (Section 1812(f) Waiver, and together with the Section 1135 Waivers, the Emergency Waivers). While many of the Emergency Waivers are expected to last throughout the duration of the COVID-19 public health emergency, CMS ended several Emergency Waivers effective May 10, 2021.
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
Pursuant to the Emergency Waivers, CMS also authorized temporary waivers on medical review requirements, effective March 1, 2020, for the duration of the public health emergency. In addition, CMS is re-prioritizing scheduled program audits and contract-level Risk Adjustment Data Validation audits for Medicare Advantage (MA) organizations, Part D sponsors, Medicare-Medicaid Plans, and Programs of All-Inclusive Care for the Elderly organizations. Re-prioritizing these audit activities allows providers, CMS and organizations to focus on patient care.

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
On August 24, 2020, CMS released a Medicaid Informational Bulletin providing guidance to states on flexibilities that are available to increase reimbursement for nursing facilities implementing specific infection control practices. On September 8, 2021, CMS clarified that CMS’ waivers do not waive or change other requirements for SNF coverage under Medicare, including the SNF level of care criteria, which is unchanged by the public health emergency. CMS used this transmittal to further clarify that CMS will review and take action in connection with SNF admissions that do not satisfy SNF level of care criteria that existed prior to the public health emergency and the institution of CMS’ blanket waivers.
Resuming visitation and resident rights — CMS has issued guidance to facilities throughout the public health emergency regarding patients’ rights to visitation. While the CMS guidance issued in March 2020 directed that facilities severely restrict visitation, CMS has subsequently provided guidance through the course of the pandemic (and last updated in September 2020) that broadens visitation.

Testing requirements — Beginning in April 2020, authorities in several states in which our independent operating subsidiaries are located began to mandate widespread COVID-19 testing at all nursing home and long-term care facilities. This came after the Centers for Disease Control and Prevention (CDC) stated that older adults are at a higher risk for serious illness from the coronavirus and issued updated testing guidelines for nursing homes. Some of these states were also publicly reporting COVID-19 outbreaks in facilities. On July 22, 2020, CMS announced that nursing homes in states with a 5% or greater positivity rate for COVID-19 will be required to test all nursing home staff each week. On August 26, 2020, CMS issued new parameters for testing, requiring routine monthly testing of all facility staff if the facility’s county positivity rate is less than 5%; weekly testing if the county positivity rate is between 5% and 10%; and twice weekly testing if the county positivity rate exceeds 10%. On April 27, 2021, CMS again issued revised parameters for testing, specifying that the requirement for routine testing of staff applies only to those staff members that are unvaccinated - fully vaccinated staff do not have to be routinely tested. On September 9, 2021, the Biden-Harris administration (the Administration) announced a forthcoming interim final rule that would require all workers in Medicare and Medicaid participating health facilities to be fully vaccinated and the text of this interim final rule is expected in the fourth quarter of 2021. The routine testing requirements are in addition to obligations to screen staff each shift, residents daily, and all persons entering the facility for signs and symptoms of COVID-19. Facilities must test any staff or resident, regardless of vaccination status, who has signs or symptoms of COVID-19. In the event of a COVID-19 outbreak in the facility, all staff and residents must be tested at regular intervals until repeat testing identifies no new cases of COVID-19 infection among staff or residents for a 14-day period. Additional guidance may be issued in connection with the forthcoming interim final rules regarding mandatory worker vaccinations expected by CMS for Medicare and Medicaid-participating facilities, which may also contain provisions affecting the testing and vaccination of residents. In addition to CMS' testing mandates, some states have imposed their own testing requirements for residents and staff or are enforcing testing mandates under existing or expanded workplace safety regulations. In addition to expected interim final rules mandating vaccinations for health facility workers by CMS and vaccinations or testing by the U.S. Department of Labor’s Occupational Safety and Health Administration (OSHA). Several states where our independent operating facilities are located have issued vaccine mandates that apply to facility employees. California, the most populous state, issued an order on August 5, 2021, requiring workers in nursing homes and other health facilities to receive at least one vaccine dose by September 30, 2021. On August 20, 2021, the State of Washington’s governor issued a proclamation requiring workers in long-term care facilities and healthcare settings—including employees, contractors, and volunteers—to be fully vaccinated against COVID-19 by October 2021. On August 30, 2021, the Colorado Board of Health approved a COVID-19 vaccine requirement for employees, contractors, and other individuals working in certain health care facilities including nursing homes and assisted living facilities, mandating that these workers fully vaccinated by October 2021. None of these state mandates allow for regular COVID-19 testing as an alternative to vaccination. Non-compliance with state or federal mandates may result in imposition of fines or other administrative action.

Reporting requirements — Effective May 8, 2020, CMS published an interim final rule requiring skilled nursing facilities to report information related to COVID-19 cases among facility residents and staff directly to the CDC National Health Safety Network no less than weekly; the reported information is made publicly available on a dedicated website. In addition, skilled nursing facilities are required to inform residents, their families and representatives of confirmed or suspected COVID-19 cases in their facilities. This resident/family/representative notification is required to take place by 5:00 p.m. (local time) the next calendar day following the occurrence of: (1) a single confirmed infection of COVID-19, or (2) three or more residents or staff with new-onset of respiratory symptoms that occur within 72 hours of one another.
Effective May 21, 2021, CMS published an interim final ruling requiring long-term care facilities to report weekly COVID-19 vaccination data of both residents and staff to the CDC National Healthcare Safety Network. Facilities are also required to provide residents and staff with vaccine education and offer vaccines, when available, to residents and staff. CMS may initiate enforcement activities and assess civil monetary penalties for not meeting any of these COVID-19 related requirements.
Effective June 11, 2021, HHS revised the Post-Payment Notice of Reporting Requirements which are applicable to recipients of Provider Relief Funds. The revised requirements provide additional information on the data elements that recipients are required to report as part of the post-payment reporting process, as well as the timing of such reporting.
Effective August 23, 2021, CMS published an interim final rule incorporating comments on its May 21, 2021 interim final rule. This updated interim final rule expands on the interim final rule effective May 21, 2021, continuing the obligation for long-term care and intermediate care facilities to report COVID-19 vaccination data for both residents and staff to the CDC National Healthcare Safety Network. This new interim final rule requires facilities to develop policies and procedures to ensure the availability of the COVID-19 vaccine to residents and staff, and to educate residents and staff concerning the benefits, risks, and potential side effects associated with the vaccine. This interim final rule also addresses responses to vaccination refusal by residents and staff in compliance with EEOC guidance. CMS may initiate enforcement activities and assess civil monetary penalties for not meeting any of these COVID-19 related reporting requirements under this interim final rule. We do not believe these COVID-19 related requirements will have a material impact on our Condensed Consolidated Financial Statements.
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
On August 18, 2021, the Administration announced that CMS is developing an emergency regulation requiring all workers within Medicare and Medicaid-participating nursing homes to be vaccinated against COVID-19 as a condition of participation in the Medicare and Medicaid programs. The Administration expanded the scope of this forthcoming emergency regulation on September 9, 2021, announcing that CMS is developing new regulations requiring workers within all Medicare and Medicaid-certified facilities to be fully vaccinated against COVID-19 as a condition of participating in the Medicare and Medicaid programs. The Administration indicated that the interim final rule was expected to be issued in the fourth quarter of 2021. Additionally, and separately, on September 9, 2021, the Administration announced that the U.S. Department of Labor’s Occupational Safety and Health Administration (OSHA) would introduce a rule requiring employers with more than 100 employees to mandate that its employees be fully vaccinated against COVID-19 or submit to weekly testing for the virus. The Administration likewise indicated that the interim final rule for this regulation was expected to be issued in the fourth quarter of 2021.

On August 23, 2021, the FDA approved the licensure of the Comirnaty vaccine, also known as the Pfizer-BioNTech vaccine. On September 22, 2021, the FDA amended the EUA for the Pfizer-BioNTech vaccine to allow for use of a single booster dose to individuals meeting certain criteria. On September 24, 2021, the Centers for Disease Control and Prevention recommended that the Pfizer-BioNTech booster dose be administrated to eligible residents and workers in long-term care facilities. On October 20, 2021, the FDA amended the EUA for the Moderna and Johnson & Johnson vaccines to allow for use of a single booster to individuals meeting certain criteria. On October 21, 2021, the CDC recommended that the Moderna and Johnson & Johnson vaccine dose be administrated to eligible residents and workers in long-term care facilities. The FDA's amendment also allowed for the use of booster doses from manufacturers other than the one used in the primary vaccine series.
Medicare
Medicare presently accounts for approximately 28.9% of our skilled nursing services revenue year-to-date, being our second-largest payor. The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past, and could in the future, result in substantial reductions in our revenue and operating margins.

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
On July 29, 2021, CMS issued a final rule for the SNF QRP that adopted two new reporting measures and updated the specifications for another measure. Starting with the FY 2023 SNF QRP, SNFs are required for the first time to report the SNF Healthcare-Associated Infections (HAI) measure, which tracks the number of infections requiring hospitalization following a medical intervention, and the COVID-19 Vaccination Coverage among Healthcare Personnel (HCP) measure, which tracks vaccination of staff in order to assess whether SNFs are taking steps to limit the spread of COVID-19. The Transfer of Healthcare (TOH) information data SNFs must report, which is included in the Patient-Post-Acute Care measurement, will be changed to exclude SNF patients discharged to their homes under the care of either a home health service or hospice. The elimination of this information will change how the TOH is used in calculating Patient-Post-Acute Care measurement, and may have an impact on our quality ratings and reimbursement from Medicare and Medicaid on a prospective basis.
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
On July 29, 2021, CMS issued a final rule for fiscal year 2022 that updates the Medicare payment rates and the quality programs for skilled nursing facilities. Under the final rule, effective October 1, 2021, the aggregate net market basket rate increased by 1.2% for fiscal year 2022, compared to fiscal year 2021. This increase is attributable to a 2.7% market basket increase factor with a 0.8% point reduction for forecast error adjustment and a 0.7% point reduction for multifactor productivity adjustment.
On April 12, 2021, CMS revealed its intent to recalibrate PDPM’s parity adjustment up to 5.0% based on the prior year aggregate spending under the new model. On July 29, 2021, CMS’ final rule for fiscal year 2022 did not include this parity adjustment and indicated that this PDPM parity adjustment would be revisited in CMS’ proposed rule for the 2023 fiscal year. The reimbursement change, if proposed and finalized in a future fiscal year, could adversely impact our reimbursement rates.
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

Skilled Nursing Facility Value-Based Purchasing (SNF-VBP) Program
The SNF-VBP Program rewards skilled nursing facilities with incentive payments based on the quality of care they provide to Medicare beneficiaries, as measured by a hospital readmissions measure. CMS annually adjusts its payment rules for skilled nursing facilities using the SNF-VBP Program. Effective October 1, 2018, CMS began withholding 2.0% to fund the SNF-VBP incentive payment pool and will redistribute 60% of the withheld payments back to skilled nursing facilities through the program. The fiscal year 2020 SNF PPS Rules estimate the economic impact of the SNF-VBP Program to be a reduction of $213.6 million in aggregate payments to skilled nursing facilities during fiscal year 2020. The Rule also introduced two new quality measures to assess how health information is shared and adopted a number of standardized patient assessment data elements that assess factors such as cognitive function and mental status, special services, and social determinants of health. The fiscal year 2021 SNF PPS rule updated the deadlines for baseline period quality measure quarterly reporting and announced performance periods and standards for the fiscal year 2023 program year, but otherwise made no changes to the measures, scoring or payment policies. In the fiscal year 2022 program, CMS proposed changes to account for COVID-19 impacting readmission rates and SNF admissions during the performance periods of fiscal year 2020. These proposed changes would impact the SNF-VBP rate adjustment. On July 29, 2021, CMS published its final rule for the fiscal year 2022 program in the Federal Register, adopting the proposed changes for measuring the performance period and amending the data to be reported to CMS, which impacted the SNF-VBP rate adjustment.
Part B Rehabilitation Requirements
Some of our revenue is paid by the Medicare Part B program under a fee schedule. Part B services are limited with a payment cap by combined speech-language pathology services (SLP) and physical therapy (PT) services and a separate annual cap for occupational therapy (OT) services. These caps were implemented under the authority of the Balanced Budget Amendments of 1997. These amounts were previously associated with the financial limitation amounts. The Bipartisan Budget Act of 2018 (BBA) repealed those caps while retaining and adding additional limitations to ensure appropriate therapy services. This policy does not limit the amount of medically necessary Medicare Part B therapy services a beneficiary may receive. The BBA establishes coding modifier requirements to obtain payments beyond the updated KX modifier thresholds, discussed below, and reaffirms the specific $3,000 claim audit threshold requirements for the Medicare Administrative Contractors. For PT and SLP combined the threshold for coding modifier requirements is $2,110 for 2021, compared to $2,080 for 2020. The threshold is the same for OT services. Under CMS’ proposed physician fee schedule for 2022 published on July 13, 2021, CMS proposes an expiration of the 3.75% increase in payment amounts made in the 2021 coverage fiscal year and reduction of the conversion factor by 3.89%. This may reduce the PT and SLP combined threshold for 2022 and affect our revenue derived from Medicare Part B. A final rule setting the 2022 physician fee schedule is expected in the fourth quarter of 2021.
Consistent with CMS’ “Patients over Paperwork” initiative, the agency has also been moving toward eliminating burdensome claims-based functional reporting requirements for Part B therapy services. For example, beginning in January 2019, skilled nursing facilities are no longer required to append selected G-codes or the severity modifiers on outpatient therapy claims. This reduces the reporting burden on therapists providing outpatient services and increases the amount of time that therapists can spend with their patients. Effective January 1, 2021, CMS rescinded 21 problematic National Correct Coding Initiative edits impacting outpatient therapy services, including services furnished under Medicare Part B primarily related to PT and OT services. These code edits were previously implemented on October 1, 2020 and required additional documentation and claim modifier coding burden when procedure codes representing many PT or OT evaluation codes or treatment codes performed under a PT, OT, or SLP plan of care was billed on the same date. This additional coding burden has been removed.
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
On July 13, 2021, CMS issued the calendar year 2022 PFS proposed rule, which proposes to implement the portion of the BBA requiring the use of new modifiers to allow CMS to identify and make payments at 85% of the otherwise applicable Part B payment amount for PT and OT services furnished in whole or in part by PT and OT assistants. Other changes in the proposed rule, including reducing the conversion factor by 3.89%, will have the effect of lowering the reimbursement rate for Part B therapy services if implemented. The comment period for this proposed rule closed on September 13, 2021, and CMS’ final rule containing the 2022 physician fee schedule is anticipated in the fourth quarter of 2021.
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

On May 27, 2020, pursuant to its authority under the Emergency Waivers, CMS added physical therapy, occupational therapy and speech-language pathology to list of approved telehealth Providers for the Medicare Part B programs provided by a skilled nursing facility. This waiver allows the reimbursement of certain HCPCS codes delivered by PT, OT, SLP through telehealth through the end of the public health emergency. Subsequently, the calendar year 2021 PFS Final Rule added certain of these PT and OT services to the list of Medicare telehealth services on a temporary basis through the end of the calendar year in which the COVID-19 public health emergency ends. These services have been used to provide some services to community-based outpatients from our skilled nursing facilities that are eligible through local rules to provide community-based outpatient services. Under the calendar year 2022 PFS proposed rule, these certain telehealth services would continue to be included on the Medicare telehealth services list until the end of calendar year 2023.
Pursuant to the Emergency Waivers, CMS allowed for the facility to bill an originating site fee to CMS for telehealth services provided to Medicare Part B beneficiary residents of the facility when the services are provided by a physician from an alternate location, effective March 6, 2020 through the end of the public health emergency, which is currently in effect through January 16, 2022. The PFS Final Rule also increased the frequency limitation on nursing facility telehealth visits from once every 30 days to once every fourteen days. Our facilities are utilizing this waiver as physicians elect to provide telehealth visits to Medicare Part B beneficiaries residing in the skilled nursing facility.
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
Patient Protection and Affordable Care Act
Various healthcare reform provisions became law upon enactment of the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the ACA). The reforms contained in the ACA have affected our operating subsidiaries in some manner and are directed in large part at increased quality and cost reductions. Several of the reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services and the underlying regulatory environment. These reforms include modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. The recent Congressional elections in the United States and policies implemented by the former Presidential administration have resulted in significant changes in legislation, regulation, implementation of Medicare, Medicaid, and government policy. The 2020 Presidential and Congressional elections may significantly alter the current regulatory framework and impact our business and the health care industry. We continually monitor these developments so we can respond to the changing regulatory environment impacting our business.

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
Another relevant change is a 2019 final rule that removed the prohibition on the use of pre-dispute, binding arbitration agreements by LTC facilities. The rule imposed specific requirements on the use of these agreements, including requiring the use of plain language in drafting; that facilities post a notice in plain language that describes the policy on the use of agreements for binding arbitration in an area that is visible to residents and visitors; that admission to the facility not be conditioned on the signing of an arbitration agreement; and that the facility expressly inform the resident or his/her representative of the right not to sign the agreement as a condition of admission. Congress has routinely introduced, but not passed, legislation addressing the issue of arbitration agreements used by LTC facilities. While legislative action is possible in the future, federal and state regulations remain our primary source of authority over the use of pre-dispute binding arbitration agreements.
As discussed under the “Coronavirus” heading above, on August 18, 2021, the Administration announced that CMS is developing an emergency regulation requiring all workers within all Medicare and Medicaid-participating nursing homes to be fully vaccinated against COVID-19 as a condition of participating in the Medicare and Medicaid programs. The Administration expanded the scope of this forthcoming emergency regulation on September 9, 2021, requiring workers within all Medicare and Medicaid-certified facilities to be fully vaccinated against COVID-19 as a condition of participating in the Medicare and Medicaid programs. The Interim Final Rule is expected to be issued in the fourth quarter of 2021.
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

Additionally, in April of 2019, CMS announced a new framework for informing CMS’ work related to the safety and quality in America’s nursing homes. The approach includes the following pillars: Strengthening Oversight, Enhancing Enforcement, Increasing Transparency, Improving Quality, and Putting Patients over Paperwork. As part of the Transparency Pillar, beginning on October 23, 2019 on the Nursing Home Compare website, CMS began displaying a consumer alert icon next to nursing homes that have been cited for incidents of abuse, neglect, or exploitation. The icon will be updated monthly, at the same time CMS inspection results are updated. In February 2020, CMS announced that part of its Enhancing Enforcement efforts would include improved oversight of state survey agencies (SSA) and revisions to the State Performance Standards System, which is the program used to access SSA performance.

In 2020, in response to the COVID-19 pandemic, a temporary freeze was placed on Skilled Nursing Facilities Quality Reporting Program data, Staffing data, and Health Inspection data on the Nursing Home Compare website to account for the suspended reporting and inspection obligations due to the COVID-19 pandemic. The information reported to CMS and used in these quality calculations changed over the period of 2020. Beginning in August of 2020, responding to the COVID-19 pandemic, CMS announced a new, targeted inspection plan to focus on urgent patient safety threats and infection control, therefore causing a shift in the number of nursing homes inspected and how the inspections are conducted. As this change would disrupt the inspections and data collection CMS and state surveyors conducted as part of the Nursing Home Five Star Quality Rating System, results of these inspections conducted on or after March 4, 2020 initially were not used to calculate a nursing home’s health inspection star ratings. By December of 2020, CMS and state surveyors had resumed inspections of nursing homes to include inspection data, including surveys that occurred on March 4, 2020 and afterward, in its star rankings calculated for January 2021. CMS resumed calculating nursing homes' health inspection ratings on January 27, 2021. Similarly, although staff reporting requirements were waived for the first and second quarters of 2020, this waiver ended on June 25, 2020. Thereafter, nursing homes were required to report staffing data to CMS, which was incorporated into CMS’ Five Star Quality rating for those nursing homes beginning in January 2021. The January 2021 calculation of Five Star Quality ratings for nursing homes reflected nursing home-provided quarterly updates of most quality measures for the period beginning June 2019 and ending June 2020 due to interruptions in data collection. The quality measures that are specific to SNFs but not included in CMS’ Five Star Quality ratings for January 2021 were the measures for percentages of new or worsening pressure injuries, and the rate of residents who successfully return to home from a SNF. These measures may be included in future Five Star Quality ratings and the delay may not reveal improvements in previously low-rated facilities, or declines in performance within highly rated facilities.

Another impact of the COVID-19 pandemic to the Nursing Home Five-Star Quality Rating System is CMS’ decision to make submission of the minimum data set assessment data optional for the fourth quarter of 2019 and excepted for the first and second quarters of 2020. Due to the gap in reported data, CMS did not include the two quality measures that are based on the minimum data set assessment-based data in its quality measure ratings in January 2021.

On August 10, 2021, the Nursing Home Improvement and Accountability Act of 2021 (Nursing Home Improvement Act) was introduced in the U.S. Senate and is intended to update federal nursing home policy to improve quality of care and oversight. The proposed legislation reduces SNF payments by two percentage points beginning in fiscal year 2025 for inaccurate submission of certain data, provides federal funding of $50 million to carry out data validation tasks for SNF data and provides federal funding of $250 million to ensure accuracy of information on cost reports. The Nursing Home Improvement Act also proposes to establish nurse staffing requirements, including the requirement for the use of a 24-hour registered professional nurse and other provisions intended to increase transparency and accuracy of reported data regarding nursing activities, improve accountability and enhance quality of care. If passed in its current form, however, this bill would provide participating states with a temporary enhanced federal Medicaid match to fund improvements in nursing home workforce and care. This match would last six years and states would be responsible for showing CMS that Medicaid reimbursement increases were used to increase worker wages and yield new training resources and opportunities for nursing home staff. As of September 30, 2021, no action has been taken on this bill since its introduction to the Senate on August 10, 2021.

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

Americans with Disabilities Act
Our facilities must also comply with the Americans with Disabilities Act (ADA), and similar state and local laws to the extent that such facilities are "public accommodations" as defined in those laws. The obligation to comply with the ADA and other similar laws is an ongoing obligation, and we continue to assess our facilities and make appropriate modifications.
REGULATIONS SPECIFIC TO SENIOR LIVING COMMUNITIES
As previously mentioned, senior living services revenue is primarily derived from private pay residents, with a small portion of senior living revenue (approximately 1.8% of total revenue) derived from Medicaid funds. Thus, some of the regulations discussed above applicable to Medicaid providers, also apply to senior living. However, the following provides a brief overview of the regulatory framework applicable specifically to senior living.
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

Results of Operations
We believe we exist to dignify and transform post-acute care. We set out a strategy to achieve our goal of ensuring our patients are receiving the best possible care through our ability to acquire, integrate and improve our operations. Our results serve as a strong indicator that our strategy is working and our transformation is underway. As vaccines become available and COVID-19 cases are declining in the communities we serve, we began to see a recovery in our census during the first quarter of 2021 and our improved occupancy levels continued into the second and third quarter of 2021. As a result, we continue to experience healthy growth in both revenue and operational earnings.

Our total revenue for the quarter increased $69.3 million, or 11.6% while our diluted GAAP earning per share grew by 7.8%, from $0.77 to $0.83, compared to the third quarter in 2020. Revenue from our skilled services collectively increased by 12.6%. See Recent Activities for further information. Our one operation at a time approach demonstrates our affiliated operators focus on clinical results and operational fundamentals. We have also strengthened our collection process and identified non-clinical areas where we can manage spending. These operational fundamentals have continued to drive our overall success.

The following table sets forth details of operating results for our revenue, expenses and earnings, and their respective components, as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue:
Service revenue	99.4%	99.3%	99.4%	99.4%
Rental revenue	0.6	0.7	0.6	0.6
Total revenue	100.0%	100.0%	100.0%	100.0%
Expense:
Cost of services	76.9	77.6	76.8	77.3
Rent—cost of services	5.3	5.4	5.4	5.5
General and administrative expense	5.8	5.5	5.7	5.4
Depreciation and amortization	2.1	2.3	2.1	2.3
Total expenses	90.1	90.8	90.0	90.5
Income from operations	9.9	9.2	10.0	9.5
Other income (expense):
Interest expense	(0.2)	(0.3)	(0.3)	(0.4)
Other income (expense), net	—	0.1	0.1	0.1
Other expense, net	(0.2)	(0.2)	(0.2)	(0.3)
Income before provision for income taxes	9.7	9.0	9.8	9.2
Provision for income taxes	2.4	1.8	2.2	2.1
Net income	7.3	7.2	7.6	7.1
Less: net income attributable to noncontrolling interests	0.2	—	0.1	0.1
Net income attributable to The Ensign Group, Inc.	7.1%	7.2%	7.5%	7.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Segment Income(1)	(In thousands)
Skilled services	$94,429	$84,747	$273,370	$243,640
Real estate(2)	$8,910	$8,474	$26,622	$22,593
Non-GAAP Financial Measures:
Performance Metrics
EBITDA	$79,184	$68,573	$233,382	$207,333

Adjusted EBITDA	$84,739	$72,872	$248,141	$219,065

FFO for real estate segment	$13,846	$12,996	$41,035	$36,217

Valuation Metric
Adjusted EBITDAR	$120,362		$351,637
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
•gain on sale of assets; and
•acquisition related costs.
Funds from Operations (FFO)
We consider FFO to be a useful supplemental measure of the operating performance of our real estate segment. Historical cost accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time as evidenced by the provision for depreciation. However, since real estate values have historically risen or fallen with market conditions, many real estate investors and analysts have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient. In response, the National Association of Real Estate Investment Trusts (NAREIT) created FFO as a supplemental measure of operating performance for REITs, which excludes historical cost depreciation from net income. We define (in accordance with the definition used by NAREIT) FFO to mean net income attributable to common stockholders (NICS), computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of real estate and impairment of depreciable real estate assets and including depreciation and amortization related to real estate earnings.

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

The table below reconciles net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Consolidated statements of income data:	(In thousands)
Net income	$48,344	$43,313	$148,764	$125,202
Less: net income attributable to noncontrolling interests	1,063	253	2,852	1,045
Add: Interest expense, net	1,461	890	2,867	5,068
Provision for income taxes	16,513	10,866	43,220	37,026
Depreciation and amortization	13,929	13,757	41,383	41,082
EBITDA	$79,184	$68,573	$233,382	$207,333

Stock-based compensation	5,082	4,173	13,769	10,936
Results related to operations not at full capacity(a)	—	81	584	620
Gain on sale of assets	—	—	(540)	—
Costs incurred related to real estate due diligence	287	—	458	—
Acquisition related costs(b)	145	20	333	104
Costs incurred related to new systems implementation	41	—	117	—
Rent related to items above	—	25	38	72
Adjusted EBITDA	$84,739	$72,872	$248,141	$219,065
Rent—cost of services	35,623	32,504	103,534	97,318
Less: rent related to items above	—	(25)	(38)	(72)
Adjusted rent	35,623	32,479	103,496	97,246
Adjusted EBITDAR	$120,362		$351,637

(a) Represents results of operations not at full capacity during the period presented.
(b) Costs incurred to acquire operations which are not capitalizable.

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

The following table sets forth details of operating results for our revenue and earnings, and their respective components, by our reportable segment for the periods indicated:

	Three Months Ended September 30, 2021
	Skilled services	Real estate	All Other	Eliminations	Consolidated
Total revenue	642,075	16,271	22,522	(12,338)	$668,530
Total expenses, including other expense, net	547,646	7,361	61,004	(12,338)	603,673
Segment income (loss)	94,429	8,910	(38,482)	—	64,857
Income before provision for income taxes					$64,857

	Three Months Ended September 30, 2020
	Skilled services	Real estate	All Other	Eliminations	Consolidated
Total revenue	$570,282	$15,536	$25,059	$(11,622)	$599,255
Total expenses, including other expense, net	485,535	7,062	61,348	(11,622)	542,323
Segment income (loss)	84,747	8,474	(36,289)	—	56,932
Loss from sale of real estate and impairment charges					(2,753)
Income before provision for income taxes					$54,179

Our total revenue increased $69.3 million, or 11.6%, compared to the three months ended September 30, 2020. The increase in revenue was primarily driven by an increase in our patient days and occupancy from our skilled services operations, along with the impact of acquisitions. Total revenue from operations acquired on or subsequent to January 1, 2020 increased our consolidated revenue by $37.6 million during the three months ended September 30, 2021, when compared to the same period in 2020. In addition, we recorded $19.2 million of state relief revenue in the third quarter of 2021 compared to $11.7 million in the same period in 2020, which correlated directly to the additional COVID-19 related expenses incurred. All state relief revenue is included in Medicaid revenue.

Skilled Services

Revenue

The following table presents the skilled services revenue and key performance metrics by category during the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Change	% Change

Total Facility Results:	(Dollars in thousands)
Skilled services revenue	$642,075	$570,282	$71,793	12.6%
Number of facilities at period end	211	195	16	8.2%
Number of campuses at period end*	22	22	—	—%
Actual patient days	1,665,967	1,495,285	170,682	11.4%
Occupancy percentage — Operational beds	73.5%	70.7%		2.8%
Skilled mix by nursing days	30.5%	32.8%		(2.3)%
Skilled mix by nursing revenue	50.7%	53.9%		(3.2)%

	Three Months Ended September 30,
	2021	2020	Change	% Change

Same Facility Results(1):	(Dollars in thousands)
Skilled services revenue	$504,408	$477,534	$26,874	5.6%
Number of facilities at period end	165	165	—	—%
Number of campuses at period end*	15	15	—	—%
Actual patient days	1,286,623	1,237,406	49,217	4.0%
Occupancy percentage — Operational beds	74.4%	71.6%		2.8%
Skilled mix by nursing days	32.3%	34.0%		(1.7)%
Skilled mix by nursing revenue	52.8%	55.2%		(2.4)%

	Three Months Ended September 30,
	2021	2020	Change	% Change

Transitioning Facility Results(2):	(Dollars in thousands)
Skilled services revenue	$94,443	$86,013	$8,430	9.8%
Number of facilities at period end	27	27	—	—%
Number of campuses at period end*	6	6	—	—%
Actual patient days	253,790	237,067	16,723	7.1%
Occupancy percentage — Operational beds	70.4%	66.0%		4.4%
Skilled mix by nursing days	26.8%	28.1%		(1.3)%
Skilled mix by nursing revenue	46.0%	48.8%		(2.8)%

	Three Months Ended September 30,
	2021	2020	Change	% Change

Recently Acquired Facility Results(3):	(Dollars in thousands)
Skilled services revenue	$43,224	$6,735	$36,489	NM
Number of facilities at period end	19	3	16	NM
Number of campuses at period end*	1	1	—	NM
Actual patient days	125,554	20,812	104,742	NM
Occupancy percentage — Operational beds	70.5%	79.6%		NM
Skilled mix by nursing days	19.4%	14.2%		NM
Skilled mix by nursing revenue	36.4%	24.5%		NM
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

Skilled services revenue increased $71.8 million, or 12.6%, compared to the three months ended September 30, 2020. Of the $71.8 million increase, the primary changes were from an increase in Medicaid custodial revenue of $44.2 million, or 20.2%, and an increase in managed care revenue $27.3 million, or 31.1%. This is partially offset by the decreases in Medicare revenue of $12.6 million, or 6.6%.

The increase in revenue was primarily driven by strong performance across our skilled services operations as our census continued to recover in the third quarter of 2021. Our consolidated occupancy increased by 2.8%, which includes operations acquired at lower occupancy compared to the same period in the prior year. As COVID-19 cases declined from the previous year, there has been a shift in Medicare patients to long-term care patients, resulting to a decline in skilled mix days and skilled mix revenue.

Revenue in our Same Facilities increased $26.9 million, or 5.6% due to increased occupancy and total patient days. Our diligent efforts to strengthen our partnership with various managed care organizations, hospitals and the local communities we operate in, increased our occupancy by 2.8% to 74.4%. Managed care skilled days increased by 25.0%, resulting in an increase in Managed Care revenue of $18.3 million. Skilled days and Medicare census days decreased due to the shift of high acuity patients to long-term patients and the return of long-term patients to the facilities as COVID-19 cases decreased from prior year.

Revenue generated by our Transitioning Facilities increased $8.4 million, or 9.8%, primarily due to improved occupancy growth of 4.4% to 70.4% and increase in our total patient days compared to the three months ended September 30, 2020, demonstrating our ability to transition these healthcare operations toward higher acuity patients.

Skilled services revenue generated by facilities purchased on or subsequent to January 1, 2020 (Recently Acquired Facilities) increased by approximately $36.5 million compared to the three months ended September 30, 2020. We acquired sixteen operations between October 1, 2020 and September 30, 2021 across four states.
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
The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate (1):

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Skilled Nursing Average Daily Revenue Rates:
Medicare	$683.28	$660.07	$677.33	$642.45	$657.89	$559.70	$680.85	$656.43
Managed care	500.25	494.95	479.61	487.57	492.63	458.30	497.19	493.78
Other skilled	540.57	543.90	441.12	376.85	518.53	294.75	530.24	535.22
Total skilled revenue	580.08	585.40	565.62	577.31	583.50	512.69	578.30	583.86
Medicaid	249.83	246.20	245.33	240.22	244.79	266.08	248.66	245.54
Private and other payors	237.38	233.90	230.02	220.45	247.76	244.88	237.00	231.77
Total skilled nursing revenue	$355.26	$360.22	$329.50	$332.75	$310.74	$297.96	$347.98	$354.99
(1) These rates exclude additional FMAP we recognized and include sequestration reversal of 2%.

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 3.5% and 5.4%, respectively, compared to the three months ended September 30, 2020. The increase is attributable to the 2.2% net market basket increase that became effective in October 2020. Included in revenue for the three months ended September 30, 2021 and 2020 is the result of the temporary suspension of the 2% Medicare sequestration, which started on May 1, 2020 and was extended through December 31, 2021.

Our average Medicaid rates increased 1.3% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states. Medicaid rates exclude the amount of state relief revenue we recorded.

Payor Sources as a Percentage of Skilled Nursing Services. We use our skilled mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods.

The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Percentage of Skilled Nursing Revenue:
Medicare	24.6%	31.0%	25.3%	33.5%	21.4%	17.5%	24.5%	31.2%
Managed care	19.2	15.6	16.4	13.6	9.1	5.9	18.1	15.2
Other skilled	9.0	8.6	4.3	1.7	5.9	1.1	8.1	7.5
Skilled mix	52.8	55.2	46.0	48.8	36.4	24.5	50.7	53.9
Private and other payors	7.0	6.9	7.7	7.9	8.6	12.2	7.2	7.1
Medicaid	40.2	37.9	46.3	43.3	55.0	63.3	42.1	39.0
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Percentage of Skilled Nursing Days:
Medicare	12.8%	16.9%	12.3%	17.4%	10.1%	9.3%	12.5%	16.9%
Managed care	13.6	11.3	11.3	9.3	5.8	3.8	12.7	10.9
Other skilled	5.9	5.8	3.2	1.4	3.5	1.1	5.3	5.0
Skilled mix	32.3	34.0	26.8	28.1	19.4	14.2	30.5	32.8
Private and other payors	10.5	10.5	11.1	11.9	10.8	14.9	10.6	10.8
Medicaid	57.2	55.5	62.1	60.0	69.8	70.9	58.9	56.4
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services

The following table sets forth total cost of services for our Skilled services segment for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change
	2021	2020	$	%

Cost of service	$495,541	$437,979	$57,562	13.1%
Revenue percentage	77.2%	76.8%		0.4%

Cost of services related to our Skilled services segment increased $57.6 million, or 13.1%, primarily due to additional costs related to new acquisitions, which accounted for $29.3 million of the increase to cost of services. Cost of services as a percentage of revenue increased to 77.2% from 76.8%, an increase of 0.4%. The increase is mainly due to higher staffing expenses.

Real Estate Segment

	Three Months Ended September 30,		Change
	2021	2020	$	%

	(In thousands)
Rental revenue generated from third-party tenants	$3,933	$3,914	$19	0.5%
Rental revenue generated from Ensign affiliated operations	12,338	11,622	716	6.2
Total rental revenue	$16,271	$15,536	$735	4.7%
Segment income	8,910	8,474	436	5.1
Depreciation and amortization	4,936	4,522	414	9.2
FFO	$13,846	$12,996	$850	6.5%

Rental revenue. Our rental revenue, including revenue generated from our affiliated facilities, increased by $0.7 million, or 4.7%, to $16.3 million, compared to the three months ended September 30, 2020. The increase in revenue is primarily attributable to acquisitions and CPI increases.

FFO. Our FFO increased $0.9 million, or 6.5% to $13.8 million, compared to the three months ended September 30, 2020. The increase in FFO is primarily related to the increase in rental revenue.

All Other Service Revenue

Our other revenue decreased by $2.5 million, or 10.1%, to $22.5 million, compared to the three months ended September 30, 2020. Other revenue for 2021 includes senior living revenue of $12.3 million and revenue from other ancillary services of $10.2 million. The decrease in other revenue is due to the impact of COVID-19, which negatively impacted services in our other ancillary services.
Consolidated Financial Expenses

Rent — cost of services. Our rent — cost of services as a percentage of total revenue decreased by 0.1% to 5.3%, primarily due the growth in revenue outpacing the increase in rent expense.
General and administrative expense — General and administrative expense increased $5.7 million or 17.5%, to $38.6 million. This increase was primarily due to increases in wages and benefits due to enhanced performance and growth. General and administrative expense as a percentage of revenue increased by 0.3% to 5.8%.
Depreciation and amortization — Depreciation and amortization expense increased $0.2 million, or 1.3%, to $13.9 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations. Depreciation and amortization decreased 0.2%, to 2.1%, as a percentage of revenue.
Other expense, net — Other expense, net as a percentage of revenue remained flat. Other expense primarily includes interest expense related to debt.
Provision for income taxes —  Our effective tax rate was 25.5% for the three months ended September 30, 2021, compared to 20.1% for the same period in 2020. The effective tax rate for both periods is driven by the impact of excess tax benefits from stock-based compensation, partially offset by non-deductible expenses. The higher effective tax rate reflects a decrease in tax benefit from stock-based payment awards. See Note 14, Income Taxes, in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
The following table sets forth details of operating results for our revenue and earnings, and their respective components, by our reportable segment for the periods indicated:

	Nine Months Ended September 30, 2021
	Skilled services	Real estate	All Other	Eliminations	Consolidated
Total revenue	$1,855,993	$48,181	$66,489	$(36,344)	$1,934,319
Total expenses, including other expense, net	1,582,623	21,559	174,937	(36,344)	1,742,775
Segment income (loss)	273,370	26,622	(108,448)	—	191,544
Gain from sale of real estate(1)					440
Income before provision for income taxes					$191,984
(1) Gain from sale of real estate includes gains or losses from the sale of real estate, insurance recoveries and impairment charges from operations.

	Nine Months Ended September 30, 2020
	Skilled services	Real estate	All Other	Eliminations	Consolidated
Total revenue	$1,685,263	$45,489	$77,108	$(34,293)	$1,773,567
Total expenses, including other expense, net	1,441,623	22,896	178,360	(34,293)	1,608,586
Segment income (loss)	243,640	22,593	(101,252)	—	164,981
Loss from sale of real estate and impairment charges					(2,753)
Income before provision for income taxes					$162,228

Our total revenue increased $160.8 million, or 9.1%, compared to the nine months ended September 30, 2020. The increase in revenue was primarily driven by an increase in our skilled service segment and the increase in skilled mix days and revenue per patient day from our skilled services operations, along with the impact of acquisitions. Total revenue from operations acquired on or subsequent to January 1, 2020 increased our consolidated revenue by $84.6 million during the nine months ended September 30, 2021, when compared to the same period in 2020. In addition, we recorded $52.4 million of state relief revenue during the nine months ended in 2021 compared to $24.8 million in 2020, which correlated directly to the additional COVID-19 related expenses incurred. All state relief revenue is included in Medicaid revenue.

Skilled Services Segment

Revenue

The following table presents the skilled services revenue and key performance metrics by category during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change	% Change

Total Facility Results:	(Dollars in thousands)
Skilled services revenue	$1,855,993	1,685,263	$170,730	10.1%
Number of facilities at period end	211	195	16	8.2%
Number of campuses at period end*	22	22	—	—%
Actual patient days	4,775,274	4,668,961	106,313	2.3%
Occupancy percentage — Operational beds	72.5%	74.5%		(2.0)%
Skilled mix by nursing days	31.8%	30.6%		1.2%
Skilled mix by nursing revenue	52.5%	51.8%		0.7%

	Nine Months Ended September 30,
	2021	2020	Change	% Change

Same Facility Results(1):	(Dollars in thousands)
Skilled services revenue	$1,488,708	$1,422,453	$66,255	4.7%
Number of facilities at period end	165	165	—	—%
Number of campuses at period end*	15	15	—	—%
Actual patient days	3,770,536	3,871,433	(100,897)	(2.6)%
Occupancy percentage — Operational beds	73.5%	75.3%		(1.8)%
Skilled mix by nursing days	33.3%	32.0%		1.3%
Skilled mix by nursing revenue	54.2%	53.4%		0.8%

	Nine Months Ended September 30,
	2021	2020	Change	% Change

Transitioning Facility Results(2):	(Dollars in thousands)
Skilled services revenue	$272,085	$248,396	$23,689	9.5%
Number of facilities at period end	27	27	—	—%
Number of campuses at period end*	6	6	—	—%
Actual patient days	733,034	751,396	(18,362)	(2.4)%
Occupancy percentage — Operational beds	68.6%	70.5%		(1.9)%
Skilled mix by nursing days	28.0%	24.1%		3.9%
Skilled mix by nursing revenue	47.8%	44.1%		3.7%

	Nine Months Ended September 30,
	2021	2020	Change	% Change

Recently Acquired Facility Results(3):	(Dollars in thousands)
Skilled services revenue	$95,200	$14,414	$80,786	NM
Number of facilities at period end	19	3	16	NM
Number of campuses at period end*	1	1	—	NM
Actual patient days	271,704	46,132	225,572	NM
Occupancy percentage — Operational beds	69.0%	77.1%		NM
Skilled mix by nursing days	21.3%	15.5%		NM
Skilled mix by nursing revenue	39.4%	27.7%		NM

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

Skilled services revenue increased $170.7 million, or 10.1%, compared to the nine months ended September 30, 2020. Of the $170.7 million increase, the primary changes were from increases in managed care revenue of $64.2 million, or 23.6%, Medicare revenue of $17.1 million, or 3.3%, and Medicaid custodial revenue of $75.8 million, or 11.4%.

The increase in revenue was primarily driven by strong performance across our skilled services operations. The impact of COVID-19 on our census started in March 2020 and continued into the first quarter of 2021. Census began to recover in the second quarter of 2021. Our consolidated occupancy decreased by 2.0%, which includes operations acquired at lower occupancy, compared to the same period in the prior year. The impact of the decline in occupancy was offset by the increase in skilled mix days due to a shift toward high acuity patients.

Revenue in our Same Facilities increased $66.3 million, or 4.7% due to higher patient acuity and skilled days, offset by the decrease in occupancy of 1.8%, which primarily declined in the three months ended March 31, 2021 and has increased in the three months ended June 30, 2021 and September 30, 2021. The decline in our occupancy is mainly in our non-skilled patient days, which was offset by the shift toward high acuity patients. Total revenue for Same Facilities included $41.5 million and $20.4 million of Medicaid revenue related to state relief funding for the nine months ended September 30, 2021 and 2020, respectively. Managed care revenue increased by $45.4 million or 19.2%, driven by increases in managed care days as our partnership with various managed care organizations, hospitals and the local communities strengthened.

Revenue generated by our Transitioning Facilities increased $23.7 million, or 9.5%, primarily due to increases in our daily rate and skilled mix days compared to the nine months ended September 30, 2020, demonstrating our ability to transition these healthcare operations that were acquired two and three years ago. In addition, we experienced a shift toward higher acuity patients, as demonstrated by increased census in all skilled payors. Our skilled days increased by 13.3%, coupled with an increase from our skilled mix revenue daily rate of 1.5%.

Skilled services revenue generated by facilities purchased on or subsequent to January 1, 2020 (Recently Acquired Facilities) increased by approximately $80.8 million compared to the nine months ended September 30, 2020. We acquired sixteen operations between October 1, 2020 and September 30, 2021 across four states.
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
The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate (1):

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Skilled Nursing Average Daily Revenue Rates:
Medicare	$687.73	$663.07	$676.05	$637.77	$683.72	$554.63	$685.78	$658.38
Managed care	503.74	488.29	480.30	466.78	462.47	427.07	499.44	485.33
Other skilled	542.82	535.05	422.31	352.17	514.89	294.75	531.21	526.54
Total skilled revenue	586.70	577.62	567.57	559.42	588.80	515.22	584.19	574.99
Medicaid	249.95	237.63	241.93	226.81	243.23	250.04	248.20	235.88
Private and other payors	237.82	233.47	235.69	218.56	250.98	237.08	238.26	230.81
Total skilled nursing revenue	$361.04	$345.88	$332.56	$306.08	$317.48	$289.04	$354.19	$338.91
(1) These rates exclude additional FMAP we recognized and include sequestration reversal of 2%.

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 3.7% and 6.0%, respectively, compared to the nine months ended September 30, 2020. The increase is attributable to the 2.2% net market basket increase that became effective in October 2020 coupled with our continued shift towards higher acuity patients. Included in revenue for the nine months ended September 30, 2021 is nine months impact of the temporary suspension of the 2% Medicare sequestration, which started on May 1, 2020 and was extended through December 31, 2021. Revenue for the nine months ended September 30, 2020 included five months of impact from the temporary suspension of the 2% Medicare sequestration.

Our average Medicaid rates increased 5.2% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states. Medicaid rates exclude the amount of state relief revenue we recorded.

Payor Sources as a Percentage of Skilled Nursing Services. We use our skilled mix as a measure of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods.

The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Percentage of Skilled Nursing Revenue:
Medicare	26.3%	28.5%	27.2%	29.1%	23.9%	21.6%	26.3%	28.6%
Managed care	19.2	16.5	17.0	13.5	8.4	5.7	18.4	15.9
Other skilled	8.7	8.4	3.6	1.5	7.1	0.4	7.8	7.3
Skilled mix	54.2	53.4	47.8	44.1	39.4	27.7	52.5	51.8
Private and other payors	6.6	7.3	7.6	9.1	8.3	14.1	6.8	7.7
Medicaid	39.2	39.3	44.6	46.8	52.3	58.2	40.7	40.5
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Percentage of Skilled Nursing Days:
Medicare	13.8%	14.9%	13.4%	14.0%	11.1%	11.2%	13.6%	14.7%
Managed care	13.8	11.7	11.8	8.9	5.8	3.8	13.0	11.1
Other skilled	5.7	5.4	2.8	1.2	4.4	0.5	5.2	4.8
Skilled mix	33.3	32.0	28.0	24.1	21.3	15.5	31.8	30.6
Private and other payors	10.0	10.8	10.6	12.7	10.4	17.2	10.1	11.1
Medicaid	56.7	57.2	61.4	63.2	68.3	67.3	58.1	58.3
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services

The following table sets forth total cost of services for our skilled services segment for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		Change
	2021	2020	$	%

Cost of service	$1,430,718	$1,299,566	$131,152	10.1%
Revenue percentage	77.1%	77.1%		—%

Cost of services related to our skilled services segment increased $131.2 million, or 10.1%, due primarily to additional costs at new acquisitions, which accounted for $63.4 million of the increase. Cost of services as a percentage of revenue remained consistent at 77.1%.

Real Estate Segment

	Nine Months Ended September 30,		Change
	2021	2020	$	%

Rental revenue generated from third-party tenants	$11,837	$11,196	$641	5.7%
Rental revenue generated from Ensign affiliated operations	36,344	34,293	2,051	6.0
Total rental revenue	$48,181	$45,489	$2,692	5.9%
Segment income	26,622	22,593	4,029	17.8
Depreciation and amortization	14,413	13,624	789	5.8
FFO	$41,035	$36,217	$4,818	13.3%

Rental revenue. Our rental revenue, including revenue generated from our affiliated facilities, increased by $2.7 million, or 5.9% to $48.2 million, compared to the nine months ended September 30, 2020. The increase in revenue is primarily attributable to acquisitions and CPI increases.

FFO. Our FFO increased $4.8 million, or 13.3% to $41.0 million, compared to the nine months ended September 30, 2020. The increase in FFO is primarily related to the increase in rental revenue and the decrease in interest expense.

All Other Service Revenue

Our other revenue decreased by $10.6 million, or 13.8% to $66.5 million, compared to the nine months ended September 30, 2020. Other revenue for 2021 includes senior living revenue of $36.1 million and revenue from other ancillary services of $30.4 million. The decrease in revenue is due to the impact of COVID-19, which negatively impacted services in our other ancillary services.

Consolidated Financial Expenses
Rent — cost of services. Our rent — cost of services as a percentage of total revenue decreased by 0.1% to 5.4%, primarily due to the growth in revenue outpacing the increase in rent expense.
General and administrative expense. General and administrative expense increased $13.2 million or 13.7%, to $109.7 million. This increase was primarily due to increases in wages and benefits due to enhanced performance and growth. General and administrative expense increased by 0.3% to 5.7%, as a percentage of revenue.
Depreciation and amortization. Depreciation and amortization expense increased $0.3 million, or 0.7%, to $41.4 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations. Depreciation and amortization decreased 0.2%, to 2.1%, as a percentage of revenue.
Other expense, net. Other expense, net as a percentage of revenue decreased by 0.1%, to 0.2%. Other expense primarily includes interest expense related to borrowings under mortgage debt. As there was no outstanding debt under the Credit Facility, interest expense decreased.
Provision for income taxes.  Our effective tax rate was 22.5% for the nine months ended September 30, 2021, compared to 22.8% for the same period in 2020. The effective tax rate for both periods is driven by the impact of excess tax benefits from stock-based compensation, partially offset by non-deductible expenses. See Note 14, Income Taxes, in the Notes to the Condensed Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our Credit Facility. Our liquidity as of September 30, 2021 is impacted by cash generated from strong operational performance and the repayment of Medicare Accelerated and Advance Payment Program funds.
Historically, we have primarily financed the majority of our acquisitions through the financing of our operating subsidiaries through mortgages, our Credit Facility, and cash generated from operations. Total capital expenditures for property and equipment were $50.1 million and $37.8 million for the nine months ended September 30, 2021 and 2020, respectively. We currently have approximately $65.0 million budgeted for renovation projects for 2021. We believe our current cash balances, our cash flow from operations and the amounts available under our Credit Facility will be sufficient to cover our operating needs for at least the next 12 months.

We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of September 30, 2021 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of September 30, 2021, we held debt security investments of approximately $48.0 million, which were split between AA, A and BBB rated securities. We believe our debt security investments that were in an unrealized loss position as of September 30, 2021 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.

As mentioned above, our primary sources of cash is from our ongoing operations. Our positive cash flows have supported our business and have allowed us to pay regular dividends to our stockholders. We currently anticipate that existing cash and total investments as of September 30, 2021, along with projected operating cash flows and available financing, will support our normal business operations for the foreseeable future.

The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Nine Months Ended September 30,
	2021	2020

Net cash provided by/(used in):	(In thousands)
Operating activities	$204,489	$282,161
Investing activities	(57,869)	(48,485)
Financing activities	(78,562)	(117,471)
Net increase in cash and cash equivalents	68,058	116,205
Cash and cash equivalents beginning of period	236,562	59,175
Cash and cash equivalents at end of period	$304,620	$175,380
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities.
The $77.7 million decrease in cash provided by operating activities for the nine months ended September 30, 2021 compared to the same period in 2020, was primarily due to changes in working capital partially offset by higher net income. Changes in working capital was driven by the deferred payment of the employer portion of social security taxes, which will be paid out in December 2021 and December 2022, timing of accounts receivable collections and payments of expenses.
Investing Activities
Investing cash flows consist primarily of capital expenditures, investment activities, insurance proceeds and cash used for acquisitions.
The $9.4 million increase in cash used in investing activities for the nine months ended September 30, 2021, compared to the same period in 2020, was primarily due to an increase in cash used for capital expenditures of $12.3 million, which is partially offset by an increase in cash from insurance proceeds of $6.7 million.
Financing Activities
Financing cash flows consist primarily of payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, repayment of the Medicare Accelerated and Advance Payment Program funds and sale of shares of common stock through employee equity incentive plans.

The $39.0 million decrease in cash used in financing activities for the nine months ended September 30, 2021, compared to the same period in 2020, was primarily due to the proceeds and repayment of the Medicare Accelerated and Advance Payment Program funds offset by repayment and proceeds from borrowings.

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

Mortgage Loans and Promissory Notes

During September 30, 2021, three of our subsidiaries entered into HUD mortgage loans in the aggregate amount of $31.4 million. As a result, 22 of our subsidiaries have mortgage loans insured with HUD for an aggregate amount of $143.8 million, as of September 30, 2021, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates range of 3.1% to 4.2%, including fixed interest rates range of 2.4% to 3.3% per annum. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. For the majority of the loans, the prepayment fee is 10% during the first three years and is reduced by 3% in the fourth year of the loan, and reduced by 1% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The term of the mortgage loans are 25 to 35 years.

In addition to the HUD mortgage loans above, we have two promissory notes. The notes bear fixed interest rates of 5.0% and 5.3% per annum and the term of the notes are ten months and 12 years, respectively. The 12 year note, which was used for an acquisition, is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.
Operating Leases
During the fiscal year of 2021, 166 of our facilities are under long-term lease arrangements, of which 94 of the operations are under nine triple-net Master Leases and one stand-alone lease with CareTrust REIT, Inc. (CareTrust). The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each master lease, our individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%. At our option, we can extend the Master Leases for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease. Additionally, four of the 95 facilities leased from CareTrust include an option to purchase that we can exercise starting on December 1, 2024. In the second quarter of 2021, the Company added four operations and extended the term for one of the Master Leases for an additional 15 years. In the third quarter of 2021, we also added two operations and extended the term for one of the Master Leases for an additional 17 years. As a result, the total lease liabilities and right-of-use assets increased by $54.7 million and $63.4 million, respectively, to reflect the new lease obligations.
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
U.S. Department of Justice Civil Investigative Demand
On May 31, 2018, we received a Civil Investigative Demand (CID) from the U.S. Department of Justice stating that it is investigating to determine whether we have violated the False Claims Act and/or the Anti-Kickback Statute with respect to the relationships between certain of our skilled nursing facilities and persons who served as medical directors, advisory board participants or other referral sources. The CID covered the period from October 3, 2013 through 2018, and was limited in scope to ten of our Southern California skilled nursing facilities. In October 2018, the Department of Justice made an additional request for information covering the period of January 1, 2011 through 2018, relating to the same topic. As a general matter, our operating entities maintain policies and procedures to promote compliance with the False Claims Act, the Anti-Kickback Statute, and other applicable regulatory requirements. We have fully cooperated with the U.S. Department of Justice and promptly responded to its requests for information; in April 2020, we were advised that the U.S. Department of Justice declined to intervene in any subsequent action based on or related to the subject matter of this investigation.

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

Labor and supply expenses make up a substantial portion of our cost of services. Those expenses can be subject to increase in periods of rising inflation and when labor shortages occur in the marketplace. To date, we have generally been able to implement cost control measures or obtain increases in reimbursement sufficient to offset increases in these expenses. There can be no assurance that we will be able to anticipate fully or otherwise respond to any future inflationary pressures.
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

In November 2020, the SEC issued final rules 33-10890 and 34-90459 “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information,” which modernizes and simplifies certain disclosure requirements of Regulation S-K. Certain key rule amendments eliminate the requirement to disclose Selected Financial Data; Selected Quarterly Financial Data, with certain exceptions; the impact of inflation and changing prices, provided the impact is not material; off-balance sheet arrangements in tabular form; and the aggregate amount of contractual obligations in tabular form. The final rules also amended various aspects of Item 303, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. The final rules are effective for all registration statements and annual reports filed on or after August 9, 2021, with early adoption permitted. We are currently evaluating the impact of the disclosure changes in our annual reports.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we had approximately $6.5 million on our Credit Facility of borrowing capacity pledged as collateral to secure outstanding letters of credit, which is a reduction of $1.0 million from the second quarter.

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
As of September 30, 2021, there was no outstanding debt under our Credit Facility. We have outstanding indebtedness under mortgage loans insured with Department of Housing and Urban Development (HUD) and two promissory notes to third parties of $147.3 million all of which are at fixed interest rates.

Our cash and cash equivalents as of September 30, 2021 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of September 30, 2021, we held debt security investments of approximately $48.0 million which were split between AA, A, and BBB rated securities. We believe our debt security investments that were in an unrealized loss position as of September 30, 2021 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of September 30, 2021 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

LIBOR Phase Out — LIBOR is expected to be phased out. Currently, our borrowings under our Credit Facility provide us flexibility to choose floating rates, one of which is based on LIBOR. We currently expect that the determination of interest under our credit agreement would be revised as provided under the agreement or amended as necessary to provide for an interest rate that will attempt to approximate the existing interest rate as calculated in accordance with LIBOR for similar types of loans.

In accordance with recommendations from the Alternative Reference Rates Committee (ARRC), U.S.-dollar LIBOR is expected to be replaced with the Secured Overnight Financing Rate (SOFR). On July 29, 2021, the ARRC formally recommended CME Group's forward-looking SOFR term rates. Additionally, another alternative reference rate is the Bloomberg Short-Term Bank Yield Index (BSBY).

The market transition from LIBOR to an alternative reference rate is expected to be complicated, including the development of term rates and credit adjustments to accommodate differences between LIBOR and the alternatives. During the transition period, LIBOR may exhibit increased volatility or become less representative. The use of an alternative reference rate such as SOFR or BSBY (and the transition to that rate) will likely create uncertainty in our interest rate associated with our variable interest debt. Due to these uncertainties, we cannot be sure that our determination of interest under our agreement would materially approximate the current calculation in accordance with LIBOR.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.        LEGAL PROCEEDINGS
Regulatory Matters — Laws and regulations governing Medicare and Medicaid programs are complex and subject to review and interpretation. Compliance with such laws and regulations is evaluated regularly, the results of which can be subject to future governmental review and interpretation, and can include significant regulatory action with fines, penalties, and exclusion from certain governmental programs. Included in these laws and regulations is HIPAA, the terms of which require healthcare providers (among other things) to safeguard the privacy and security of certain patient protected health information.

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

U.S. Department of Justice Civil Investigative Demand — On May 31, 2018, we received a CID from the U.S. Department of Justice stating that it was investigating to determine whether there had been a violation of the False Claims Act and/or the Anti-Kickback Statute with respect to the relationships between certain of our independently operated skilled nursing facilities and persons who serve or have served as medical directors, advisory board participants or other potential referral sources. The CID covered the period from October 3, 2013 through 2018, and was limited in scope to ten of our Southern California independent operating entities. In October 2018, the Department of Justice made an additional request for information covering the period of January 1, 2011 through 2018, relating to the same topic. As a general matter, our independent operating entities have established and maintain policies and procedures to promote compliance with the False Claims Act, the Anti-Kickback Statute, and other applicable regulatory requirements. We have fully cooperated with the U.S. Department of Justice and promptly responded to its requests for information; in April 2020, we were advised that the U.S. Department of Justice declined to intervene in any subsequent action filed by a relator in connection with the subject matter of this investigation.

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

In addition to the potential lawsuits and claims described above, we and our independent operating subsidiaries are also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare or Medicaid) or other payor. A violation may provide the basis for exclusion from Federally funded healthcare programs. Such exclusions could have a correlative negative impact on our financial performance. Under the qui tam or "whistleblower" provisions of the False Claims Act, a private individual with knowledge of fraud or potential fraud may bring a claim on behalf of the Federal Government and receive a percentage of the Federal Government's recovery. Due to these whistleblower incentives, qui tam lawsuits have become more frequent. For example, and despite the decision of the U.S. Department of Justice to decline to participate in litigation based on the subject matter of its previously issued Civil Investigative Demand, the involved qui tam relator is continuing on with the lawsuit and pursuing claims that one or more of the Company's independent operating entities have allegedly violated the False Claims Act and/or the Anti-Kickback Statute.

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

Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and our independent operating entities are routinely subjected to varying types of claims, including class action "staffing" suits where the allegation is understaffing at the facility level. These class-action “staffing” suits have the potential to result in large jury verdicts and settlements. We expect the plaintiffs' bar to continue to be aggressive in their pursuit of these staffing and similar claims.
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

Medicare Revenue Recoupments — We and our independent operating subsidiaries are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments resulting from reviews conducted via RAC, Program Safeguard Contractors, and Medicaid Integrity Contractors (collectively referred to as Reviews). For several months during the COVID-19 pandemic, CMS suspended its Targeted Probe and Educate Program. Beginning in August 2020, CMS resumed Targeted Probe and Educate Program activity. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. We anticipate that these Reviews could increase in frequency in the future. As of September 30, 2021 and subsequently, seven of our independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process.

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

Risks Related to our Business and Industry
•We face numerous risks related to the COVID-19 public health emergency, which could individually or in the aggregate have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
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
•The recent U.S. Presidential and Congressional elections and upcoming midterm elections in 2022, for which certain primary campaigns are already underway, may create significant changes to the regulatory framework, enforcements, and reimbursements.
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
•Failure to safeguard our patient trust funds may subject us to citations, fines and penalties.
•We are a holding company with no operations and rely upon our multiple independent operating subsidiaries to provide us with the funds necessary to meet our financial obligations. Liabilities of any one or more of our subsidiaries could be imposed upon us or our other subsidiaries.
•We may incur operational difficulties or be exposed to claims and liabilities as a result of the separation of Pennant, including if the Spin-Off is not tax-free for U.S. federal income tax purposes.
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

Risks Related to Our Business and Industry

We face numerous risks related to the COVID-19 public health emergency, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

The extent to which the COVID-19 public health emergency will continue impacting our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, federal vaccination program efforts, additional or modified government actions, new information which may emerge concerning the severity of the virus, variant outbreaks and efficacy of vaccinations, and the actions taken to contain the virus or treat its impact, among others. Some of the risks of COVID-19 are being mitigated as a result of the federal vaccination program, including vaccinations of nursing facility staff and residents, but there remains uncertainty as to when the pandemic will subside and eventually end.

As discussed in Item 2., under Government Regulation, federal, state and local regulators have implemented new regulations and waived existing regulations to promote care delivery during the COVID-19 public health emergency. While the majority of these changes are beneficial by reducing regulatory burdens, these accommodations may also have an adverse effect through increased legal and operational costs related to compliance and monitoring. Additionally, most of the accommodations are limited in duration and tied to the COVID-19 public health emergency declaration, thus there may be significant operational change requirements on short notice. Other proposed changes, could include requirements for employees to be vaccinated as a condition of Medicare participation or in order to avoid fines or penalties under other laws, may be prospective in nature and affect the ability to retain and attract a qualified workforce. Also, the reinstatement of waived state and federal regulations may not occur simultaneously, requiring heightened monitoring to ensure compliance.

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
•negative impacts on our patients' ability or willingness to pay for healthcare services and our third parties' ability or willingness to pay rents; and
•new regulations which will require that all of our workers be fully vaccinated against COVID-19 as a condition of participating in Medicare and Medicaid programs.

The extent and duration of the impact of the COVID-19 pandemic on our stock price is uncertain, our stock price may be more volatile, and our ability to raise capital could be impaired.

Our revenue could be impacted by federal and state changes to reimbursement and other aspects of Medicare.
We derived 26.6% and 27.9% of our service revenue from the Medicare programs for the three and nine months ended September 30, 2021, respectively, and 31.8% and 29.5% for the three and nine months ended September 30, 2020, respectively. In addition, many other payors may use published Medicare rates as a basis for reimbursements. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, or if there are delays in Medicare payments, our business and results of operations will be adversely affected.

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
•changes in staff requirements (i.e. requiring all workers to be vaccinated against COVID-19) as a condition of payment or eligibility for Medicare reimbursement (See also, Item 2., under Government Regulation);
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

Reductions in reimbursement rates or the scope of services being reimbursed could have a material, adverse effect on our revenue, financial condition and results of operations or even result in reimbursement rates that are insufficient to cover our operating costs. Loss of Medicare reimbursement entirely would also have a material adverse effect on our revenue. Medicare may rescind our certification and terminate its payor agreements if not all of our employees are fully vaccinated consistent with the Administration’s statements on August 18 and September 9. In California, Washington, and Colorado, if our employees are not fully vaccinated as required by those states’ vaccination mandates, we could incur a deficiency that could endanger our Medicaid certification and participation status for certain locations within those states where employees have not been vaccinated. Any penalty, suspension, termination, or other sanction under any state’s Medicaid program could lead to reciprocal and commensurate penalties being imposed under the Medicare program, up to termination or rescission of our Medicare participation and payor agreements as noted above. Additionally, any delay or default by the government in making Medicare reimbursement payments could materially and adversely affect our business, financial condition and results of operations.

Reductions in Medicaid reimbursement rates or changes in the rules governing the Medicaid program could have a material, adverse effect on our revenue, financial condition and results of operations.
A significant portion of reimbursement for skilled nursing services comes from Medicaid. In fact, Medicaid is our largest source of revenue, accounting for 47.0% and 45.7% of our service revenue for the three and nine months ended September 30, 2021, respectively, and 43.7% and 44.5% for the three and nine months ended September 30, 2020, respectively. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets, which has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. Since a significant portion of our revenue is generated from our skilled nursing operating subsidiaries in California, Texas and Arizona, any budget reductions or delays in these states could adversely affect our net patient service revenue and profitability. Despite present state budget surpluses in many of the states in which we operate, we can expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities, and any such decline could adversely affect our financial condition and results of operations.
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

Similarly, the proposed Nursing Home Improvement Act may have an impact on our business due to the proposed two percent decrease in payments to skilled nursing facilities, as well as the staffing and reporting requirements contained within the bill. This bill primarily creates penalties such as reduced reimbursement and monetary penalties for submitting inaccurate cost reports or staffing data. If passed in its current form, however, this bill would provide participating states with a temporary enhanced federal Medicaid match to fund improvements in nursing home workforce and care. This match would last six years, and states would be responsible for showing CMS that Medicaid reimbursement increases were used to increase worker wages and yield new training resources and opportunities for nursing home staff. While it is difficult to determine whether the Nursing Home Improvement Act will be amended prior to adoption, or even passed into law, if passed, this bill may negatively impact our business and the scope and nature of its consequences are not yet known.

We cannot predict what effect future reforms to the U.S. healthcare system will have on our business, including the demand for our services or the amount of reimbursement available for those services. However, it is possible these new laws may lower reimbursement or increase the cost of doing business and adversely affect our business.

The results of recent U.S. Presidential and Congressional elections and upcoming midterm elections in 2022, for which certain primary campaigns are already underway, may create significant changes to regulatory framework, enforcements and reimbursements.

The recent Presidential and Congressional elections in the United States and upcoming midterm elections in 2022, could result in significant changes in, and uncertainty with respect to, legislation, regulation, implementation or repeal of laws and rules related to government health programs, including Medicare and Medicaid. Democratic proposals for Medicare for All or significant expansion of Medicare, could significantly impact our business and the healthcare industry if implemented. Further, if proposed policies specific to nursing facilities are implemented, these may result in significant regulatory changes, increased survey frequency and scope, and increased penalties for non-compliance.

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

In cases where claim and documentation review by any CMS contractor results in repeated poor performance, an operation can be subjected to protracted oversight. This oversight may include repeat education and re-probe, extended pre-payment review, referral to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement outside of specifically reviewed claims. Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. As of September 30, 2021 and subsequently, seven of our independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process, either pre or post-payment. We anticipate that these Reviews could increase in frequency in the future.

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

We operate one or more affiliated skilled nursing facilities in the states of Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. With the exception of Utah, which follows federal regulations, each of these states has established minimum staffing requirements for facilities operating in that state. Failure to comply with these requirements can, among other things, jeopardize a facility's compliance with the conditions of participation under relevant state and federal healthcare programs. In addition, if a facility is determined to be out of compliance with these requirements, it may be subject to a notice of deficiency, a citation, or a significant fine or litigation risk. Deficiencies (depending on the level) may also result in the suspension of patient admissions and the termination of Medicaid participation, or the suspension, revocation or nonrenewal of the skilled nursing facility's license. If the federal or state governments were to issue regulations which materially change the way compliance with the minimum staffing standard is calculated or enforced, our labor costs could increase and the current shortage of healthcare workers could impact us more significantly, including the increased scrutiny on staffing at the state and federal levels as a result of the COVID-19 virus. The broader labor market where we compete is in a unique state of disequilibrium where the needs of businesses such as ours outstrip the supply of available and willing workers. There is additional upward pressure on wages from different industries, some of which compete with us for labor and others that do not, which makes it difficult to make significant hourly wage and salary increases due to the fixed nature of our reimbursement under insurance contracts as well as Medicare and Medicaid, in addition to our increasing variable costs. Due to the limited supply of qualified applicants who seek or are willing to accept employment, these broader concerns, as well as those specific to both forthcoming federal COVID-19 vaccination mandates and existing state mandates, may increase our labor costs or lead to potential staffing shortages, reduced operations to comply with applicable laws and regulations, or difficulty compling with those laws and regulations at current operational levels.

Federal laws and regulations may increase our costs of maintaining qualified nursing and skilled personnel, or make it more difficult for us to attract or retain qualified nurses and skilled staff members. The proposed Nursing Home Improvement Act, if passed into law in substantially the same form as the proposed bill, may increase our responsibility to provide nursing coverage and the costs associated with that increased coverage. The Administration’s September 9, 2021 statement that Medicare and Medicaid-participating medical facilities will require all workers to be fully vaccinated against COVID-19, which is expected to be memorialized in a rule published in the fourth quarter of 2021, may cause disruption to our affiliated facilities’ nursing staff and may additionally disrupt our operations if affected personnel decline to be vaccinated and replacement staffing cannot be located. Additionally, the Administration’s September 9, 2021 statement that employers with more than 100 employees must mandate their employees to be fully vaccinated or tested weekly for COVID-19, which is expected to be reduced to a rule implemented by OSHA in the fourth quarter of 2021, may cause disruption in the event a material number of our employees are not fully vaccinated and require disciplinary actions up to termination, necessitating their replacement. Similar state-level requirements in the states where our affiliated skilled nursing facilities operate, whether such requirements are passed by statute, regulation, or executive order, may result in shortage or inability to obtain nurses and skilled staff. As noted above, California, Washington, and Colorado have all mandated vaccinations for workers in health care facilities that include nursing homes. These administrative mandates precede, may be more restrictive than, and are not likely to be preempted than, anticipated federal regulations by CMS, requiring vaccination of healthcare facility workers and by OSHA requiring companies with more than 100 employees to mandate vaccines. On October 11, 2021, Texas issued an executive order banning the practice of mandating vaccination, including by private employers. The State of Montana issued a similar order on May 7, 2021, prohibiting private employers from mandating their employees be vaccinated. The validity of these state orders that may conflict with anticipated federal rulemaking by CMS and OSHA is not yet known and likely will be decided by the courts once CMS and OSHA issue their respective interim final rules regarding employee vaccination requirements and litigation commences.

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

As discussed in detail in Item 2., under Government Regulation, sub-heading Part B Rehabilitation Requirements, several government actions have been taken in recent years to try and contain the costs of rehabilitation therapy services provided under Medicare Part B, including the MPPR, institution of annual caps, mandatory medical reviews for annual claims beyond a certain monetary threshold, and a reduction in reimbursement rates for therapy assistant claim modifiers. Of specific concern is CMS' decision to lower Medicare Part B reimbursement rates for outpatient therapy services by 9%, beginning in January 1, 2021. Such cost-containment measures and ongoing payment changes could have an adverse effect on our revenue.

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

Our operating subsidiaries are subject to a variety of federal and state employment-related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act which governs such matters as minimum wages, overtime and other working conditions, the Americans with Disabilities Act and similar state laws that provide civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas, the National Labor Relations Act, regulations of the Equal Employment Opportunity Commission, regulations of the Office of Civil Rights, regulations of state Attorneys General, family leave mandates and a variety of similar laws enacted by the federal and state governments that govern these and other employment law matters. Additionally, the Administration announced that OSHA would be issuing an interim final rule in the fourth quarter of 2021 that would require employers with more than 100 employees to have its employees fully vaccinated or tested weekly for COVID-19. Subject to the terms of the interim final rule expected in the fourth quarter of 2021, this directive may result in limitations on staff availability, disruption caused by staff departure, potential claims under the ADA and other laws and potential government sanctions which could cause disruptions to the operations of our subsidiaries, limit our ability to grow and otherwise adversely affect our business and financial results. Rising operating costs due to labor shortages, greater compensation and incentives required to attract and retain qualified personnel and higher-than-usual inflation on items including energy, utilities, food and other goods used in our facilities and the costs for transporting these items could increase our cost and decrease our profits.

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

Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For both the three and nine months ended September 30, 2021, 73.6% of our service revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

The Administration’s September 9, 2021 statement that Medicare and Medicaid-participating medical facilities will require all workers to be fully vaccinated against COVID-19, which is expected to be memorialized in a rule published in October of 2021, may cause disruption to our affiliated facilities’ nursing staff and may further disrupt our operations if affected personnel decline to be vaccinated and replacement staff cannot be located. In the event we or our affiliated facilities do not comply with this requirement, our Medicare and Medicaid agreements could be terminated and the termination of those agreements may lead to other payors terminating their agreements with us or our affiliated facilities and operating subsidiaries. CMS terminating Medicare or Medicaid participation agreements and the loss of the payment agreements with private payors as a result of CMS terminating Medicare or Medicaid participation agreements with our affiliated facilities and operating subsidiaries would materially and adversely affect our business, financial condition and results of operations.

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

Congress has repeatedly considered, without passage, a bill that would require, among other things, that agreements to arbitrate nursing home disputes be made after the dispute has arisen rather than before prospective patients move in, to prevent nursing home operators and prospective patients from mutually entering into a pre-admission pre-dispute arbitration agreement. This bill, known as the Fairness in Nursing Home Arbitration Act, was introduced in the House of Representatives as a H.R. 5326 in 2019 and H.R. 2812 in 2021; neither bill made it out of the committees to which it was referred for discussion to be voted on by the entire House of Representatives. We use arbitration agreements, which have generally been favored by the courts, to streamline the dispute resolution process and reduce our exposure to legal fees and excessive jury awards. If we are not able to secure pre-admission arbitration agreements, our litigation exposure and costs of defense in patient liability actions could increase, our liability insurance premiums could increase, and our business may be adversely affected.

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
During the nine months ended September 30, 2021, we expanded our operations through long-term leases and a real estate purchase, with the addition of fourteen stand-alone skilled nursing operations. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our acquisitions, and our business may suffer.

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

CMS, as well as certain private organizations engaged in similar monitoring activities, provides comparative public data, rating every skilled nursing facility operating in each state based upon quality-of-care indicators. CMS’ system is the Five-Star Quality Rating System, introduced in 2008, to help consumers, their families and caregivers compare nursing homes more easily. The Five-Star Quality Rating System gives each nursing home a rating of between one and five stars in various categories, and the ratings are available on a consumer-facing website, Nursing Home Compare. In cases of acquisitions, the previous operator's clinical ratings are included in our overall Five-Star Quality Rating. Over the years, the Five-Star Quality Rating System has been modified, with the most recent changes being implemented in 2018 and 2019. Additionally, as a result of the COVID-19 pandemic and CMS’ suspension or modification of certain inspection and reporting requirements, the data used to calculate the star ratings of facilities was interrupted. CMS temporarily froze certain data on the Nursing Home Compare website through January 2021, and recalculated its Five Star Quality ratings with modified data used to calculate the nursing home's rating. Other data related to quality reporting measures, including new or worsened pressure-related injuries and discharges to home, are not presently factored into CMS' star calculations; this data is not and will not be reflected on the Nursing Home Compare website until a future recalculation expected to be in April of 2022. The temporary adjustments due to COVID-19 could impact facilities that might have less favorable Five-Star Ratings from being able to demonstrate improvements on the public-facing website through mid-2022. For more information on these changes, see Item 2., under Government Regulation.

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

With few exceptions, workers' compensation and employee health insurance costs have also increased markedly in recent years. To partially offset these increases, we have increased the amounts of our self-insured retention and deductibles in connection with general and professional liability claims. We also have implemented a self-insurance program for workers compensation in all states, except Washington, and elected non-subscriber status for workers' compensation in Texas. In Washington, the insurance coverage is financed through premiums paid by the employers and employees. Due to the nature of our business and the residents we serve, including the risk of claims from residents as well as potential governmental action, it may be difficult to complete the underwriting process and obtain insurance at commercially reasonable rates. If we are unable to obtain insurance, or if insurance becomes more costly for us to obtain, or if the coverage levels we can economically obtain decline, our business may be adversely affected.

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

As of September 30, 2021, we leased 177 of our 242 affiliated facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.

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

We maintain a revolving credit facility under the Third Amended and Restated Credit Agreement, dated as of October 1, 2019, between our company and a lending consortium arranged by Truist Financial Corporation (Truist) (formerly known as SunTrust Bank, Inc.) with a revolving line of credit of up to $350.0 million in aggregate principal amount (the Credit Facility). As of September 30, 2021, we have no outstanding debt under our Credit Facility. Twenty-two of our subsidiaries have mortgage loans insured with Department of Housing and Urban Development (HUD) for an aggregate amount of $143.8 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The terms of the mortgage loans range from 25- to 35-years.

We also have two outstanding promissory notes with an aggregate principal amount of approximately $3.5 million as of September 30, 2021. The terms of the notes are 10 months and 12 years. Because these mortgage loans are insured with HUD, our borrower subsidiaries under these loans are subject to HUD oversight and periodic inspections.

In addition, we had $1.9 billion of future operating lease obligations as of September 30, 2021. We intend to continue financing our operating subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

Occupancy levels at skilled nursing facilities are likely to remain vulnerable to the effects of COVID-19 even after the pandemic is over. Facilities experiencing decreases in move-in rates in the third quarter of 2021 cite resident or family member concerns as the basis for such decreases. These and other similar concerns may continue to impact our ability to attract new residents and our ability to retain existing residents.

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

Twenty-two of our affiliated facilities are currently subject to regulatory agreements with HUD that give the Commissioner of HUD broad authority to require us to be replaced as the operator of those facilities in the event that the Commissioner determines there are operational deficiencies at such facilities under HUD regulations. Compliance with HUD's requirements can often be difficult because these requirements are not always consistent with the requirements of other federal and state agencies. Appealing a failed inspection can be costly and time-consuming and, if we do not successfully remediate the failed inspection, we could be precluded from obtaining HUD financing in the future or we may encounter limitations or prohibitions on our operation of HUD-insured facilities.

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

If our Spin-Off fails to qualify as generally tax-free for U.S. federal income tax purposes, we and our stockholders could be subject to significant tax liabilities.

The Spin-Off is intended to qualify for tax-free treatment to us and our stockholders for U.S. federal income tax purposes. Accordingly, completion of the transaction was conditioned upon, among other things, our receipt of opinions from outside tax advisors that the distributions would qualify as a transaction that is intended to be tax-free to both us and our stockholders for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code. The opinions were based on and relied on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings, including those relating to the past and future conduct. If any of these facts, assumptions, representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if any of the parties breach any of their respective covenants relating to the transactions, the tax opinions may be invalid. Moreover, the opinions are not binding on the IRS or any courts. Accordingly, notwithstanding receipt of the opinion, the IRS could determine that the distribution and certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes.

If the Spin-Off fails to qualify as a transaction that is generally tax-free under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code, in general, for U.S. federal income tax purposes, we would recognize taxable gain with respect to the distributed securities and our stockholders who received securities in such distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

We also have obligations to provide indemnification to a number of parties as a result of the transaction. Any indemnity obligations for tax issues or other liabilities related to the Spin-Off, could be significant and could adversely impact our business.

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

THE ENSIGN GROUP, INC.

October 27, 2021	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer and Executive Vice President (Principal Financial Officer and Accounting Officer and Duly Authorized Officer)