Form 10-K
period 2021-12-31
ENSIGN GROUP, INC
filed 2022-02-09
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2021.
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
Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐	Yes	☐	No
Whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section-404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.	☑	Yes	☐	No
whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☐	Yes	☑	No
As of June 30, 2021, the aggregate market value of the Registrant's Common Stock held by non-affiliates was:
Common Stock	$2,800,287,000
The aggregate market value of Common Stock was computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter. Shares of Common Stock held by each executive officer, director and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded (in the amount of $1,726,185,000) in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 4, 2022, 55,086,434 shares of the registrant’s common stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:

Part III of this Form 10-K incorporates information by reference from the Registrant's definitive proxy statement for the Registrant's 2022 Annual Meeting of Stockholders to be filed within 120 days after the close of the fiscal year covered by this annual report.

THE ENSIGN GROUP, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

As used in this Annual Report on Form 10-K, the words, "Ensign," "Company," “we,” “our” and “us” refer to The Ensign Group, Inc. and its consolidated subsidiaries. All of our operating subsidiaries, the Service Center (defined below) and our wholly owned captive insurance subsidiary (the Captive Insurance) and captive real estate investment trust called Standard Bearer Healthcare REIT, Inc. (Standard Bearer REIT) are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. References herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar terms in this Annual Report on Form 10-K is not meant to imply, nor should it be construed as meaning, that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the subsidiaries are operated by The Ensign Group.

The Ensign Group, Inc. is a holding company with no direct operating assets, employees or revenues. In addition, certain of our wholly-owned independent subsidiaries, collectively referred to as the Service Center, provide centralized accounting, payroll, human resources, information technology, legal, risk management and other centralized services to the other operating subsidiaries through contractual relationships with such subsidiaries. The Captive Insurance provides some claims-made coverage to our operating subsidiaries for general and professional liability, as well as for certain workers' compensation insurance liabilities. Standard Bearer REIT owns and manages our real estate business.

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

PART I.
Item 1.        BUSINESS
Founded in 1999, The Ensign Group, Inc. ("Ensign") is a holding company with subsidiaries that provide skilled nursing, senior living and rehabilitative services, as well as other ancillary businesses (including mobile diagnostics and medical transportation), in 13 states. As part of our investment strategy, we also acquire, lease and own healthcare real estate to service the post-acute care continuum through acquisition and investment opportunities in healthcare properties. For the year ended December 31, 2021, we generated approximately 96.0% of our revenue from our skilled nursing facilities. The remainder of our revenue is primarily generated from our real estate properties, senior living services and other ancillary services.
OPERATIONS

Overview

As of December 31, 2021, we offered skilled nursing, senior living and rehabilitative care services through 245 skilled nursing and senior living facilities. Of the 245 facilities, we operated 176 facilities under long-term lease arrangements, and have options to purchase 11 of those 176 facilities. Our real estate portfolio includes 100 owned real estate properties, which includes 69 operations we operated and managed, the real estate associated with 32 senior living operations that were leased to and operated by The Pennant Group, Inc. (Pennant) as part of the Spin-Off (defined below), and the Service Center location. Of the 32 real estate operations leased to Pennant, two senior living operations are located on the same real estate properties as skilled nursing facilities that the Company owns and operates.
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
Since we spun-off our owned real estate properties into a public real estate investment trust (REIT) in 2014, we have continued to expand our real estate portfolio. Following the real estate spin-off, we have acquired and currently own 100 real estate properties, including 32 real estate properties that are leased to a third party under triple-net long-term leases. We manage and operate the remaining real estate properties, including the Service Center location. We are committed to growing our real estate portfolio, which we believe will further enhance our earnings and maximize long-term shareholder value.
On October 1, 2019, we completed the separation of our home health and hospice operations and substantially all of our senior living operations into Pennant, a separate and publicly traded company, through a tax-free distribution of all of the outstanding shares of common stock of Pennant to Ensign stockholders on a pro rata basis (the Spin-Off). For further details on the Spin-Off, refer to Note 22, Spin-Off Of Subsidiaries, in Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

To continue with our growth strategy on our real estate portfolio, on January 1, 2022, we formed Standard Bearer REIT. Standard Bearer REIT owns and manages our real estate business. We believe the REIT structure will allow us to better demonstrate the growing value of our owned real estate and provide us with an efficient vehicle for future acquisitions of properties that could be operated by Ensign affiliates or other third parties. We believe this structure will give us new pathways to growth with transactions we would not have considered in the past. Standard Bearer REIT intends to qualify and elect to be taxed as a REIT, for U.S. federal income tax purposes, commencing with its taxable year ending December 31, 2022. The real estate portfolio in Standard Bearer REIT consists of 93 of our 100 owned real estate properties.
SEGMENTS
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
We also report an “all other” category that includes operating results from our senior living operations, mobile diagnostics, transportation and other ancillary operations. Our senior living, mobile diagnostics, transportation and other ancillary operations are neither significant individually, nor in aggregate and therefore do not constitute a reportable segment. Our Chief Executive Officer, who is our chief operating decision maker, or CODM, reviews financial information at the operating segment level. We have presented our segment results in this Annual Report on Form 10-K on a comparative basis to conform to the segment structure. For more information about our operating segments, as well as financial information, see Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 7, Business Segments of the Notes to the Consolidated Financial Statements.

Skilled Services
As of December 31, 2021, our skilled nursing companies provided skilled nursing care at 236 operations, with 25,032 operational beds, in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. We provide short and long-term nursing care services for patients with chronic conditions, prolonged illness, and the elderly. Our residents are often high-acuity patients that come to our facilities to recover from strokes, cardiovascular and respiratory conditions, neurological conditions, joint replacements, and other muscular or skeletal disorders. We use interdisciplinary teams of experienced medical professionals to provide services prescribed by physicians. These medical professionals provide individualized comprehensive nursing care to our short-stay and long-stay patients. Many of our skilled nursing facilities are equipped to provide specialty care, such as on-site dialysis, ventilator care, cardiac and pulmonary management. We also provide standard services such as room and board, special nutritional programs, social services, recreational activities, entertainment, and other services. We are dedicated to ensuring our residents are happy, comfortable, and motivated to achieve their health goals through the provision of quality care. We generate our skilled services revenue from Medicaid, Medicare, managed care, commercial insurance, and private pay. During the year ended December 31, 2021, approximately 46.7% and 28.8% of our skilled services revenue was derived from Medicaid and Medicare programs, respectively.
Real Estate
We engage in the acquisition and leasing of skilled nursing and senior living properties. As of December 31, 2021, our owned real estate portfolio was comprised of 100 real estate properties located in Arizona, California, Colorado, Idaho, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. Of these properties, 69 are leased to affiliated skilled nursing facilities, wholly-owned and managed by the Company, 32 are leased to senior living operations, wholly-owned and managed by Pennant, and our Service Center location. The Service Center real estate is leased to our Service Center and numerous third-parties for commercial office space. Of the 32 real estate operations leased to Pennant, two senior living operations are located on the same real estate properties as skilled nursing facilities that the Company owns and operates.
We generate real estate revenue primarily by leasing post-acute care properties we have acquired, to healthcare operators, including our own operating subsidiaries, under triple-net lease arrangements whereby the tenant is solely responsible for the costs related to the property, including property taxes, insurance and maintenance and repair costs, subject to certain exceptions. During the year ended December 31, 2021, we generated rental revenue of $65.5 million, of which $49.6 million was derived from affiliated wholly-owned healthcare facilities. Intercompany rental revenue is eliminated in consolidation, along with corresponding intercompany rent expenses of related healthcare facilities.

Other
Revenue from our senior living operations, mobile diagnostics and other ancillary operations comprise approximately 3.4% of our annual revenue.

Senior Living. As of December 31, 2021, we had an aggregate of 2,237 senior living units across 31 operations, of which 22 are located on the same site location as our skilled nursing care operations. Our senior living communities located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Texas, and Utah, provide residential accommodations, activities, meals, housekeeping and assistance in the activities of daily living to seniors who are independent or who require some support, but not the level of nursing care provided in a skilled nursing operation. Our independent living units are non-licensed independent living apartments in which residents are independent and require no support with the activities of daily living.
Substantially all our senior living operations were contributed to Pennant as part of the Spin-Off. Thus, our remaining senior living operations are not significant to our consolidated operations, only comprising approximately 1.8% of our annual revenue. We generate revenue at these units primarily from private pay sources, with a small portion derived from Medicaid or other state-specific programs. Specifically, during the year ended December 31, 2021, approximately 86.6% of our senior living revenue was derived from private pay sources.
Ancillary. As of December 31, 2021, we held a majority membership interest of ancillary operations located in Arizona, California, Colorado, Idaho, Texas, Utah and Washington. We have invested in and are exploring new business lines that are complementary to our existing skilled services and senior living services. These new business lines consist of mobile ancillary services, including digital x-ray, ultrasound, electrocardiograms, sub-acute services and patient transportation to people in their homes or at long-term care facilities. To date these businesses were not meaningful contributors to our operating results.

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

From January 1, 2011 through December 31, 2021, we acquired 278 facilities, which added 16,484 operational skilled nursing beds and 5,409 senior living units to our operating subsidiaries, which included the operations that were contributed to Pennant. The following table summarizes cumulative skilled nursing and senior living operation, operational skilled nursing bed and senior living unit counts at the end of 2011 and each of the last five years to reflect our growth over a ten-year period and five-year period as a result of the acquisition of these facilities:

	December 31,
	2011(2)	2017(1)(2)	2018(2)	2019(1)(2)	2020	2021
Cumulative number of skilled nursing and senior living operations	102	230	244	223	228	245
Cumulative number of operational skilled nursing beds	9,787	18,870	19,615	22,625	23,172	25,032
Cumulative number of senior living units	1,509	5,011	5,664	2,154	2,254	2,237
(1) Number of operational beds and number of operations for 2017 through 2019 include operational beds and operations that we no longer operated. The number of operations and operational beds do not include the closed facilities beginning in the year of their closures.
(2) Included in the 2011 and 2017-2018 number of operational units and number of operations are the operational units and operations of senior living facilities that we transferred to Pennant as part of the 2019 Spin-Off transaction. In 2019, the number of operations and operational units do not include operations transferred to Pennant.
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
EXPANSIONS
During the year ended December 31, 2021, we expanded our operations and real estate portfolio through a combination of long-term leases and real estate purchases, with the addition of 17 stand-alone skilled nursing operations and five real estate purchases, four of which we previously operated and continue to operate. These new operations added a total of 1,832 operational skilled nursing beds operated by our affiliated operating subsidiaries. The aggregate purchase price for these acquisitions during the year ended December 31, 2021 was $104.2 million.
Subsequent to December 31, 2021, we expanded our operations and real estate portfolio through a combination of two long-term leases and one real estate purchase, which added three stand-alone skilled nursing operations. These new operations added 379 operational skilled nursing beds to be operated by our affiliated operating subsidiaries. The aggregate purchase price for these acquisitions was approximately $27.4 million and we did not assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term leases. We entered into a separate operations transfer agreement with the prior operator as part of each transaction.
For further discussion of our acquisitions, see Note 8, Operation Expansions in the Notes to the Consolidated Financial Statements.
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
Over the last few years, CMS had modified the Star rating requirements. These changes have been significant and made it more difficult to achieve a 4 or 5-Star rating. The 2019 changes resulted in nursing centers losing stars in their "Quality" and "Staffing" ratings, which negatively impacted the "Overall" ratings. Nevertheless, we continue to demonstrate strong performance in the Five-Star Quality Rating System. We believe compliance and quality outcomes are precursors to outstanding financial performance. Thus, we strive to aggressively increase quality and compliance in every facility we acquire, and to adjust our overall policies to adapt to CMS’s changing criteria for the Five-Star Quality Rating System. As a result of the COVID-19 pandemic, CMS temporarily waived certain reporting timeframes and suspended certain inspections that impacted the underlying data used for calculating star-ratings. This resulted in CMS freezing affected quality measures by only using data collected for periods not impacted by the COVID-19 waivers. CMS continues to change the way the star-rating is calculated, both through ongoing regulation changes and CMS's enactment or expiration of waivers regarding reporting and calculation requirements for five-star ratings. Therefore, depending on the changes, we may experience periods of times where the number of facilities with 4 or 5-Star ratings decline. The star-rating calculations resumed on January 27, 2021.
The table below summarizes the number of our facilities with 4 and 5-Star ratings since 2017:

	As of December 31,
	2017	2018	2019	2020	2021
4 and 5-Star Quality Rated skilled nursing facilities	100	91	102	116	114

Above-Average Ratings. Additionally, despite the fact that Ensign’s acquisition of facilities with 1 or 2-Star ratings skews our company-wide ratings, our mean score on the Five-Star Quality Rating System is 67.4%, which exceeds the national average score of 63.0%.

INDUSTRY TRENDS
The post-acute care industry has evolved to meet the growing demand for post-acute and long-term healthcare services generated by an aging population, increasing life expectancies and the trend toward shifting patient care to lower cost settings. The industry has evolved in recent years, which we believe has led to a number of favorable improvements in the industry, as described below:
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
•Transition to Value-Based Payment Models — In response to rising healthcare spending in the United States, commercial, government and other payors are generally shifting away from fee-for-service (FFS) payment models towards value-based models, including risk-based payment models that tie financial incentives to quality, efficiency and coordination of care. We believe that patient-centered outcomes driven reimbursement models will continue to grow in prominence. Many of our operations already receive value-based payments, and as valued-based payment systems continue to increase in prominence, it is our view that our strong clinical outcomes will be increasingly rewarded.
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
Our business is affected by seasonal fluctuations in occupancy and acuity which are most prominent when comparing the summer and winter months of the calendar year (including volatility arising from COVID-19).

REVENUE SOURCES

We derive revenue primarily from the Medicaid and Medicare programs, managed care and commercial insurance payors, and private pay patients. The majority of our revenue is derived from skilled nursing, which is highly dependent upon the Medicaid and Medicare programs. Thus, any changes to payment models, reimbursements and budgets impact our revenue, some positively and some negatively. A detailed discussion of the regulatory framework impacting our business is found in the Government Regulation section below. See also, Item 1A., Risk Factors.
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

Approximately 77.8% of our Medicaid revenue comes from Arizona, California, Texas, and Utah. In California, the state enacted legislation expanding their Medicaid program, which in recent years has continued to see budget increases. It is projected that California General Fund spending on California Medicaid will increase by about $1.6 billion in 2022‑2023, to a total of $31.1 billion. Further, the 2025-2026 estimated California General Fund expenditures on Medicaid will increase to a total of $34.6 billion. In California, reimbursement rates for long term care facilities are calculated based upon the median rate of each peer group, which results in varying reimbursement rates among facilities. Texas is one of the remaining states that has not expanded Medicaid under the Affordable Care Act. Texas lawmakers have, in the past, underfunded Medicaid, requiring an infusion of state and federal funds. Funding for the 2022-2023 Texas biennium includes $25.1 billion in general revenue funds, which is a decrease of $400 million in general funds from the 2020-2021 biennium amounts. In Arizona, the state enacted legislation expanding their Medicaid program in 2013 but has seen decreased Medicaid enrollments in recent years. Their 2021 budget for the state Medicaid program included $1.9 billion from the general fund, and the 2022 budget rose to over $1.92 billion.

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
The following charts sets forth our total service revenue by payor source generated by our consolidated operations and skilled services segment as a percentage of total revenue for the years ended December 31, 2021 and 2020, respectively:
CONSOLIDATED SERVICE REVENUE BY PAYOR

SKILLED SERVICES REVENUE BY PAYOR

Payor Sources as a Percentage of Skilled Nursing Services. The following table sets forth our percentage of skilled nursing patient days by payor source:

	Year Ended December 31,
	2021	2020
Percentage of Skilled Nursing Days:
Medicare	13.5%	15.6%
Managed care	13.0	11.2
Other skilled	5.2	4.9
Skilled mix	31.7	31.7
Private and other payors	10.2	10.9
Medicaid	58.1	57.4
Total skilled nursing	100.0%	100.0%

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

 Unique Incentive Programs.  We believe that our employee compensation programs are unique within the industry. Employee stock options and performance bonuses, based on achieving target clinical quality, cultural, compliance and financial benchmarks, represent a significant component of total compensation for our operational leaders. We believe that these compensation programs assist us in encouraging our leaders and key employees to act with a shared ownership mentality. Furthermore, our leaders are motivated to help local operations within a defined “cluster” and "market," which is a group of geographically proximate operations that share clinical best practices, real-time financial data and other resources and information.

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

As of December 31, 2021, we have expanded to 245 facilities with an aggregate of 25,032 operational skilled nursing beds and 2,237 senior living units, through both long-term leases and purchases. We believe our experience in acquiring these operations and our demonstrated success in significantly improving their operations enables us to consider a broad range of acquisition targets. In addition, we believe we have developed expertise in transitioning newly acquired operations to our unique organizational culture and systems, which enables us to acquire operations with limited disruption to patients, residents and operating staff, while significantly improving quality of care. We have also constructed new facilities to target demand, which exists for high-end healthcare facilities when we determine that market conditions justify the cost of new construction in some of our markets.

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

As of December 31, 2021, our real estate portfolio consists of 100 owned facilities, which include properties leased to and operated by third parties and properties we managed and operated. We believe our real estate investment strategy has allowed us to accumulate a portfolio that aids our healthcare operators in improving performance and generating additional returns through leases with third parties.

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

In addition, our Chief Operating Officer Program (COO Program) recruits and trains highly qualified Directors of Nursing to lead the clinical programs in our operations. Working together with their operational CEO and/or administrator, other key operational leaders and front-line staff, these experienced nurses manage delivery of care and other clinical personnel and programs to optimize both clinical outcomes and employee and patient satisfaction.

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

Focus on Organic Growth and Internal Operating Efficiencies.  We plan to continue to grow organically by focusing on increasing patient occupancy within our existing operations. Although some of the facilities we have acquired were in good physical and operating condition, the majority have been clinically and financially troubled, with some facilities having had occupancy rates as low as 30% at the time of acquisition. Additionally, we believe that incremental operating margins on the last 20% of our beds/units are significantly higher than on the first 80%, offering opportunities to improve financial performance within our existing facilities. Our overall occupancy is impacted significantly by the number of facilities acquired and the operational occupancy on the acquisition date. Therefore, consolidated occupancy will vary significantly based on these factors. Our average occupancy rates for our skilled nursing facilities was 72.8% and 73.5% for the years ended December 31, 2021 and 2020, respectively. Our average occupancy rates in 2021 and 2020 have been negatively impacted by surges in COVID-19 caused by COVID-19 variants.

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

Add New Facilities and Expand Existing Facilities.  One of our growth strategies includes the acquisition of new and existing facilities from third parties and the expansion and upgrade of current facilities. In the near term, we plan to take advantage of the fragmented skilled nursing industry by acquiring operations within select geographic markets and may consider the construction of new facilities. In addition, we have targeted facilities that we believed were performing and operations that were underperforming, where we believed we could improve service delivery, occupancy rates and cash flow. With experienced leaders in place at the community level and demonstrated success in significantly improving operating conditions at acquired facilities, we believe that we are well positioned for continued growth. While the integration of underperforming facilities generally has a negative short-term effect on overall operating margins, these facilities are typically accretive to earnings within 12 to 18 months following their acquisition. For the 232 facilities that we acquired from 2001 through 2021, the aggregate EBITDAR as a percentage of revenue improved from 11.8% during the first full three months of operations to 15.7% during the thirteenth through fifteenth months of operation and to 18.8% during the 45th quarter of operation.
Real Estate Portfolio Growth. An important part of our business strategy is to continue to expand and diversify our real estate portfolio through accretive acquisition and investment opportunities in healthcare properties. Our execution of this strategy hinges on our ability to successfully identify, secure and consummate beneficial transactions. We have a proven track record of acquiring properties that we have determined are investment opportunities and develop these into thriving properties that are well-suited for operational purposes. We then use these properties for our skilled nursing or assisted living operations or we lease the properties to other long-term care facility operators. We expect that our newly formed REIT structure will allow us to expand our real estate footprint while bringing the best operational practices to our own and other operators in the industry.
HUMAN CAPITAL
At December 31, 2021, we had approximately 25,900 full-time equivalent employees who were employed by our Service Center and our operating subsidiaries. For the year ended December 31, 2021, approximately 60.0% of our total expenses were payroll related. Periodically, market forces, which vary by region, require that we increase wages in excess of general inflation or in excess of increases in reimbursement rates we receive. We believe that we staff appropriately, focusing primarily on the acuity level and day-to-day needs of our patients and residents. In most of the states where we operate, our skilled nursing facilities are subject to state mandated minimum staffing ratios, so our ability to reduce costs by decreasing staff, notwithstanding decreases in acuity or need, is limited and subject to government audits and penalties in some states. We seek to manage our labor costs by improving staff retention, improving operating efficiencies, maintaining competitive wage rates and benefits and reducing reliance on overtime compensation and temporary nursing agency services. Our Chief Human Capital Officer reports to our Board of Directors and oversees the following human capital initiatives:

Our Culture. The operation of our skilled nursing and senior living facilities requires a large number of highly skilled healthcare professionals and support staff. Our employees are at the heart of our Company and we are committed to their health, professional development and workplace satisfaction. Our core values, which focuses on developing our employees, fostering an ownership mentality and allowing for intelligent risk taking, guide us in our decision making and inspire us to be better people, both professionally and personally.

Compensation and Benefits. The healthcare industry as a whole has been experiencing shortages of qualified professional clinical staff. We believe that our ability to attract and retain qualified professional clinical staff stems from our ability to offer attractive wage and benefits packages, a high level of employee training, an empowered culture that provides incentives for individual efforts and a quality work environment.

Diversity and Inclusion. We value diversity in our recruiting, hiring and career development practices. Our commitment is to provide equal opportunity and fair treatment to all individuals based on merit and without discriminations.

Training and Development. We provide training and development to all employees. We have many training programs at all levels such as our CEO in Training, Director of Nursing in Training, Preceptors, Young Gun Program, weekly culture trainings, boot camps and annual meetings, where we focus on both career and professional development.

Social Sustainability. We continuously working toward bridging the gap between what the healthcare system currently provides and the basic needs of individuals. We aim to have an enduring impact on the communities in which we live and work. Elevate Charities is a non-profit organization that is dedicated to elevating the condition and quality of life for members of the senior healthcare community - employees, caregivers, family members, patients and residents. Elevate Charities has three unique funds: Heritage Fund, Heritage Scholarship Fund and the Emergency Fund.

The Heritage Fund and the Heritage Scholarship Fund engage in a mission to enhance the quality of life for seniors in our communities through caring service, fulfilling essential needs and providing education to caregivers. The Heritage Fund helps the caregiver identify specific and practical ways to meet the needs of those under their care. This can help provide a better life, improved experience and greater satisfaction for our aging population. The financial support provided by the Heritage Fund benefits seniors directly. In addition, the Heritage Scholarship Fund helps qualified clinical professionals who may not be able to afford to advance in the field of long-term care. Through grants and scholarships, the fund helps these qualified professionals gain the education needed to advance in the field of senior-focused healthcare. Since 2019, we awarded 97 scholarships to employees in our workforce.

Lastly, the Emergency Fund is a way of passing the hat to help our co-workers whose lives are affected by tragedy. This program is funded for Company team members by the Company team members. All Company team members can contribute to the fund either through a one-time donation or by recurring payroll deduction. In 2021, over 19,800, or 76% of our employees employed by our operating subsidiaries contributed to the Emergency Fund. In 2021, we distributed approximately $2.0 million in grants to 1,819 members of our Ensign-affiliated family. To date, the Emergency Fund has distributed over 8,400 grants totaling almost $10.0 million to members of our Ensign-affiliated family in their time of need.

COVID-19. Our employees nationwide have been on the front lines in the battle against COVID-19. When it would have been easier to simply hunker down and wait for the challenges to pass, the heroes in our operations continued to provide selfless service to all their patients, including COVID patients. To recognize these front-line workers, our company, along with each individual operating subsidiary, provided financial awards to our employees for their tirelessly daily efforts to provide outstanding care to each resident they serve. We are beyond grateful for their enormous efforts and will continue to recognize the sacrifices of these employees as we navigate through the pandemic. Additionally, to date, we granted $0.7 million from the Emergency Fund for our employees in need as a result of COVID-19.

For additional information on human capital matters, please see our most recent proxy statement or sustainability report, each of which is available on our website at www.ensigngroup.net. For additional information on Elevate Charities, please visit www.elevatecharities.org.
GOVERNMENT REGULATION
General
Healthcare is an area of extensive and frequent regulatory change. Changes in the law or new interpretations of existing laws may have a significant impact on revenue, costs and business operations. Our independent, operating subsidiaries that provide healthcare services are subject to federal, state and local laws relating to, among other things, licensure, quality and adequacy of care, physical plant requirements, life safety, personnel and operating policies. In addition, these same subsidiaries are subject to federal and state laws that govern billing and reimbursement, relationships with vendors and business relationships with physicians, and workplace protection for healthcare staff. Such laws include the Anti-Kickback Statue, the federal False Claims Act (FCA), the Stark Law, the Health Care Emergency Temporary Standard, and state corporate practice of medicine statutes.
Governmental and other authorities periodically inspect the skilled nursing facilities, senior living facilities and outpatient rehabilitation agencies of our independent operating subsidiaries to verify continued compliance with applicable regulations and standards. The operations must pass these inspections to remain licensed under state laws and to comply with Medicare and Medicaid provider agreements. The operations can only participate in these third-party payment programs if inspections by regulatory authorities reveal that the operations are in substantial compliance with applicable requirements. In the ordinary course of business, federal or state regulatory authorities may issue notices to the operations alleging deficiencies in certain regulatory practices. These statements of deficiency may require corrective action to regain and maintain compliance. In some cases, federal or state regulators may impose other remedies including imposition of civil monetary penalties, temporary payment bans, loss of certification as a provider in the Medicare or Medicaid program, or revocation of a state operating license.
We believe that the regulatory environment surrounding the healthcare industry subjects providers to intense scrutiny. In the ordinary course of business, providers are subject to inquiries, investigations and audits by federal and state agencies related to compliance with participation and payment rules under government payment programs. These inquiries may originate from the United States Department of Health and Human Services (HHS) Office of the Inspector General (OIG), state Medicaid agencies, state Attorney Generals, local and state ombudsman offices and CMS Recovery Audit Contractors, among other agencies. In response to the inquiries, investigations and audits, the federal and state governments continue to impose citations for regulatory deficiencies and other regulatory penalties, including demands for refund of overpayments, expanded civil monetary penalties that extend over long periods of time and date back to incidents prior to surveyor visits, Medicare and Medicaid payment bans and terminations from the Medicare and Medicaid programs. We vigorously contest each such regulatory outcome when appropriate; however, there are significant legal and other expenses involved that consume our financial and personnel resources. Expansion of enforcement activity could adversely affect our business, financial condition or the results of operations.
Coronavirus

In an effort to promote efficient care delivery and to decrease the spread of COVID-19, federal, state and local regulators have implemented new regulations and waived (in some cases, temporarily) certain existing regulations, including those set forth below.
Temporary suspension of certain patient coverage criteria and documentation and care requirements - The Coronavirus Aid, Relief, and Economic Security Act of 2020 (the CARES Act) and a series of temporary waivers and guidance issued by CMS suspended various Medicare patient coverage criteria to ensure patients continue to have adequate access to care, notwithstanding the burdens placed on healthcare providers as related to the COVID-19 pandemic. Many of these regulatory waivers were issued pursuant to Section 1135 of the Social Security Act, which authorizes the HHS Secretary to temporarily waive or modify Medicare and Medicaid requirements for affected health care providers and facilities following the declaration of a public health emergency (Section 1135 Waivers). HHS also waived requirements specific to skilled nursing facilities pursuant to its authority under Section 1812(f) of the Social Security Act (Section 1812(f) Waiver, and together with the Section 1135 Waivers, the Emergency Waivers). While many of the Emergency Waivers are expected to last throughout the duration of the COVID-19 public health emergency, CMS ended several Emergency Waivers effective May 10, 2021. Due to the prevalence of waves of COVID-19 variants in 2021 and continuing into 2022, it is unclear when the remaining Emergency Waivers will expire, or whether previously expired Emergency Waivers will be reinstated. On January 14, 2022, the COVID-19 Public Health Emergency (PHE) was extended until at least April 16, 2022.
Examples of requirements that were waived due to the COVID-19 emergency declaration include the following: (1) approving temporary expansion sites to ensure that local hospitals and health systems have the capacity to handle a potential surge of COVID-19 patients (e.g. CMS Hospital Without Walls); (2) removing barriers to practice for physicians, nurses, and other clinicians from the community or from other states to allow healthcare systems to provide clinical and workforce support where needed; (3) increasing access to telehealth and corresponding reimbursement through Medicare to ensure patients have access to healthcare while remaining safe at home; (4) expanding in-place COVID-19 testing to allow for more testing at home or in community based settings; and (5) temporarily waiving certain documentation, reporting and audit requirements to allow providers, health care facilities, Medicare Advantage (MA) and Part D plans, and states to focus on the provision of care (e.g., Patients Over Paperwork). Many states have also waived regulations to ease regulatory burdens on the healthcare industries. It remains uncertain when federal and state regulators will resume enforcement of those regulations, which remain waived or are otherwise not being enforced during the public health emergency. We believe these regulatory actions could contribute to changes in skilled mix, which may have been different without the existence of the waivers.
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
In July 2020, CMS updated its COVID-19 Provider Burden Relief Frequently Asked Questions (FAQ) related to claim audit waivers for multiple services. On March 30, 2020, CMS suspended most Medicare FFS medical reviews because of the COVID-19 pandemic. This included pre-payment medical reviews conducted by Medicare Administrative Contractors (MACs) under the Targeted Probe and Educate program and post-payment reviews conducted by the MACs, Supplemental Medical Review Contractors (SMRC), and Recovery Audit Contractors (RAC). CMS authorized MACs to resume these audit activities beginning on August 3, 2020, regardless of the status of the public health emergency. All reviews will be conducted in accordance with statutory and regulatory provisions, as well as related billing and coding requirements. Available waivers and flexibilities for the claims selected for review will also be applied. In December of 2021, CMS issued a 2019 Novel Coronavirus Medicare Provider Enrollment Relief FAQ document, which addressed Medicare enrollment and re-enrollment during the ongoing public health emergency. Within this December 2021 FAQ, CMS indicated that it would resume collecting application fees in 2021 and revalidating enrollees in 2022.
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

On August 24, 2020, CMS released a Medicaid Informational Bulletin providing guidance to states on flexibilities that are available to increase reimbursement for nursing facilities implementing specific infection control practices. On September 8, 2021, CMS clarified that CMS's waivers do not waive or change other requirements for SNF coverage under Medicare, including the SNF level of care criteria, which is unchanged by the public health emergency. CMS used this update of its March 16, 2021 Medicare FFS Response to the PHE on COVID-19 article to further clarify that CMS will review and take action in connection with SNF admissions that do not satisfy SNF level of care criteria that existed prior to the public health emergency and CMS's institution of applicable waivers that facilitated payment for SNF services.
Resuming visitation and resident rights — CMS has issued guidance to facilities throughout the public health emergency regarding patients’ rights to visitation. While the CMS guidance issued in March 2020 directed that facilities severely restrict visitation, CMS has subsequently provided guidance through the course of the pandemic (and most recently updated in November 2021 and January 2022) that broadens visitation and provides guidance on visitation procedures.
Testing requirements — Beginning in April 2020, authorities in several states in which our independent operating subsidiaries are located began to mandate widespread COVID-19 testing at all nursing home and long-term care facilities. This came after the Centers for Disease Control and Prevention (CDC) stated that older adults are at a higher risk for serious illness from the coronavirus and issued updated testing guidelines for nursing homes. Some of these states were also publicly reporting COVID-19 outbreaks in facilities. On July 22, 2020, CMS announced that nursing homes in states with a 5% or greater positivity rate for COVID-19 will be required to test all nursing home staff each week. On August 26, 2020, CMS issued new parameters for testing, requiring routine monthly testing of all facility staff if the facility’s county positivity rate is less than 5%; weekly testing if the county positivity rate is between 5% and 10%; and twice weekly testing if the county positivity rate exceeds 10%. On April 27, 2021, CMS again issued revised parameters for testing, specifying that the requirement for routine testing of staff applies only to those staff members that are unvaccinated - fully vaccinated staff do not have to be routinely tested. On September 9, 2021, the Biden-Harris administration (the Administration) announced a forthcoming interim final rule (IFR) that would require all workers in Medicare and Medicaid participating health facilities to be fully vaccinated.
On November 5, 2021, CMS issued the Omnibus COVID-19 Health Care Staff Vaccination IFR, requiring all eligible staff to receive their first dose of a two-dose primary vaccination series by December 5, 2021, and the second dose of a two-dose primary vaccination series by January 4, 2022. CMS's enforcement of this IFR was temporarily blocked in certain states pending appeal to the United States Supreme Court. On January 13, 2022, the United States Supreme Court entered an order allowing CMS's enforcement of the IFR and its vaccination requirements by March 15, 2022 for skilled nursing and long term facilities in (among other states) Arizona, Idaho, Iowa, Kansas, Nebraska, South Carolina and Utah and by February 28, 2022 for all other states except Texas. On January 20, 2022, the authority of CMS to enforce the IFR in Texas was affirmed and CMS set a deadline of March 21, 2022 for full compliance with its vaccination requirements. The routine testing requirements are in addition to obligations to screen staff each shift, residents daily, and all persons entering the facility for signs and symptoms of COVID-19. Facilities must test any staff or resident, regardless of vaccination status, who has signs or symptoms of COVID-19. In the event of a COVID-19 outbreak in the facility, all staff and residents must be tested at regular intervals until repeat testing identifies no new cases of COVID-19 infection among staff or residents for a 14-day period. Additional guidance may be issued in connection with the forthcoming IFRs regarding mandatory worker vaccinations expected by CMS for Medicare and Medicaid-participating facilities, which may also contain provisions affecting the testing and vaccination of residents. In addition to CMS's testing mandates, some states have imposed their own testing requirements for residents and staff, or are enforcing testing mandates under existing or expanded workplace safety regulations.
In addition to the IFR mandating vaccinations for health facility workers by CMS and vaccinations, several states where our independent operating facilities are located have issued vaccine mandates that apply to facility employees. As discussed in greater detail below in Item 1A., Risk Factors, the United States Supreme Court has halted enforcement of OSHA's vaccination and testing emergency temporary standard (ETS). California, the most populous state, issued an order on August 5, 2021, requiring workers in nursing homes and other health facilities to receive at least one vaccine dose by September 30, 2021. California's Department of Public Health expanded its mandate on September 28, 2021, requiring adult care facilities and direct care workers to be vaccinated as well, and for all affected workers to be fully vaccinated (including both shots of the two-shot Pfizer or Moderna vaccination course) by November 30, 2021. On August 20, 2021, the State of Washington’s governor issued a proclamation requiring workers in long-term care facilities and healthcare settings—including employees, contractors, and volunteers—to be fully vaccinated against COVID-19 by October 2021. On August 30, 2021, the Colorado Board of Health approved a COVID-19 vaccine requirement for employees, contractors, and other individuals working in certain health care facilities including nursing homes and assisted living facilities, mandating that these workers be fully vaccinated by October 2021, which was extended by 120 days on December 15, 2021. Additionally, none of these states have been enjoined from enforcing their respective mandates. Non-compliance with state or federal mandates may result in imposition of fines or other administrative action. Compliance with these federal and state vaccine mandates, whether a result of changes in law, regulation, or the result of an executive or agency order, may be difficult due to legal challenges and differing requirements imposed by numerous authorities.
Reporting requirements — Effective May 8, 2020, CMS published an IFR requiring skilled nursing facilities to report information related to COVID-19 cases among facility residents and staff directly to the CDC National Health Safety Network no less than weekly; the reported information is made publicly available on a dedicated website. In addition, skilled nursing facilities are required to inform residents, their families and representatives of confirmed or suspected COVID-19 cases in their facilities. This resident/family/representative notification is required to take place by 5:00 p.m. (local time) the next calendar day following the occurrence of: (1) a single confirmed infection of COVID-19, or (2) three or more residents or staff with new-onset of respiratory symptoms that occur within 72 hours of one another.
Effective May 21, 2021, CMS published an IFR requiring long-term care facilities to report weekly COVID-19 vaccination data of both residents and staff to the CDC National Healthcare Safety Network. Facilities are also required to provide residents and staff with vaccine education and offer vaccines, when available, to residents and staff. CMS may initiate enforcement activities and assess civil monetary penalties for not meeting any of these COVID-19 related requirements.
Effective June 11, 2021, HHS revised the Post-Payment Notice of Reporting Requirements which are applicable to recipients of Provider Relief Funds. The revised requirements provide additional information on the data elements that recipients are required to report as part of the post-payment reporting process, as well as the timing of such reporting.
Effective August 23, 2021, CMS published an IFR incorporating comments on its May 21, 2021 IFR which continued the obligation for long-term care and intermediate care facilities to report COVID-19 vaccination data for both residents and staff to the CDC National Healthcare Safety Network. This new IFR requires facilities to develop policies and procedures to ensure the availability of the COVID-19 vaccine to residents and staff, and to educate residents and staff concerning the benefits, risks, and potential side effects associated with the vaccine. This IFR also addresses responses to vaccination refusal by residents and staff in compliance with U.S. Equal Employment Opportunity Commission guidance. CMS may initiate enforcement activities and assess civil monetary penalties for not meeting any of these COVID-19 related reporting requirements under this IFR. We do not believe these COVID-19 related requirements will have a material impact on our Consolidated Financial Statements.
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
On August 18, 2021, the Administration announced that CMS was developing an emergency regulation requiring all workers within Medicare and Medicaid-participating nursing homes to be vaccinated against COVID-19 as a condition of participation in the Medicare and Medicaid programs. The Administration expanded the scope of this forthcoming emergency regulation on September 9, 2021, and on the same day the Administration announced that OSHA would introduce a rule requiring employers with more than 100 employees to mandate that its employees be fully vaccinated against COVID-19 or submit to weekly testing for the virus. As further discussed below in Item 1A., Risk Factors, both CMS’s IFR and OSHA’s ETS for vaccination were challenged in court and halted from enforcement in certain states. On January 13, 2022, the United States Supreme Court halted any enforcement of OSHA’s rule but allowed CMS’s enforcement of the IFR and its vaccination requirements by March 15, 2022 for skilled nursing and long term care facilities in Arizona, Idaho, Iowa, Kansas, Nebraska, South Carolina and Utah and by February 28, 2022 for skilled nursing and long term care facilities in all other states except in Texas. On January 20, 2022, Texas ended its litigation against CMS’sm enforcement of the IFR, and CMS published guidance that employees of affected health facilities in that State must receive a first vaccination dose by February 19, 2022 and any second dose by March 21, 2022, or apply for and receive exemptions within those timeframes.

Through a series of amendments to the EUA beginning in 2021 through early January 2022, the FDA approved and the CDC recommended the use of a single booster of the vaccines to be administered to individuals 12 years and older, at least six months after completing the primary vaccination series of Pfizer-BioNTech or Moderna, or two months after completing the primary Johnson & Johnson vaccination.
Medicare
Medicare presently accounts for approximately 28.8% of our skilled nursing services revenue year-to-date, being our second-largest payor. The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past, and could in the future, result in substantial reductions in our revenue and operating margins.

Patient-Driven Payment Model (PDPM)
The Skilled Nursing Facility Prospective Payment System (SNF PPS) Rule became effective October 1, 2019. The SNF PPS Rule includes a new case-mix model that focuses on the patient’s condition (clinically relevant factors) and resulting care needs, rather than on the volume of care provided, to determine Medicare reimbursement. The case mix-model is called the Patient-Driven Payment Model (PDPM), which utilizes clinically relevant factors for determining Medicare payment by using International Classification of Diseases, Tenth Revision diagnosis codes and other patient characteristics as the basis for patient classification. PDPM utilizes five case-mix adjusted payment components: physician therapy, occupational therapy, speech language pathology, nursing and social services and non-therapy ancillary services. It also uses a sixth non-case mix component to cover utilization of skilled nursing facilities resources that do not vary depending on resident characteristics.
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
In addition, PDPM is intended to reduce paperwork requirements for performing patient assessments. Under the SNF PPS PDPM system, the payment to skilled nursing facilities and nursing homes is based heavily on the patient’s condition rather than the specific services provided by each skilled nursing facility. On August 4, 2021, CMS published the SNF PPS final rule for fiscal year 2022, which included a 1.2% net market basket increase in payment to SNFs, and reduced the negative impact of readmissions for providers with more than 25 stays by returning 60% of the 2% withheld by CMS regardless of that provider’s performance measures. Providers with lower volume and fewer than 25 stays will not have any adjustments made to their payment.
Skilled Nursing Facility - Quality Reporting Program (SNF QRP)
The Improving Medicare Post-Acute Care Transformation Act of 2014 (IMPACT Act) imposed new data reporting requirements for certain Post-Acute-Care (PAC) providers. The IMPACT Act requires that each skilled nursing facility submit their quality measures data. Beginning with fiscal year 2018, and each subsequent year, if a skilled nursing facility does not submit required quality data, their payment rates are reduced by 2.0% for each such fiscal year. Application of the 2.0% reduction may result in payment rates for a fiscal year being less than the preceding fiscal year. In addition, reporting-based reductions to the market basket increase factor will not be cumulative; they will only apply for the fiscal year involved. A skilled nursing facility's MAC will issue the facility a notice of non-compliance if it does not satisfy its Quality Reporting Program reporting requirements.
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
Beginning in March 2020, due to the COVID-19 pandemic, CMS issued a temporary suspension of SNF QRP reporting requirements effective until June 30, 2020. This effectively gave skilled nursing facilities discretion as to whether to report data from the fourth quarter (October 1, 2019 – December 31, 2019), and removed reporting requirements entirely for the first and second quarters of 2020 (January 1, 2020 – June 30, 2020). Skilled nursing facilities were required to resume timely quality data collection and submission of measure and patient assessment data effective June 30, 2020. In January 2022, SNF ratings based on the resumed data reporting were recalculated for publication on the SNF Care Compare website.
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
On April 12, 2021, CMS revealed its intent to recalibrate PDPM’s parity adjustment up to 5.0% based on the prior year aggregate spending under the new model. On July 29, 2021, CMS’s final rule for fiscal year 2022 did not include this parity adjustment and indicated that this PDPM parity adjustment would be revisited in CMS’s proposed rule for the 2023 fiscal year. The reimbursement change, if proposed and finalized in a future fiscal year, could adversely impact our reimbursement rates.
Sequestration of Medicare Rates

The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called a sequestration. Medicare FFS claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2.0% reduction in Medicare payments. All Medicare rate payments and settlements have incurred this mandatory reduction and it will continue to be in place through at least 2023, unless Congress takes further action. In response to COVID-19, the CARES Act temporarily suspended the automatic 2.0% reduction of Medicare claim reimbursements for the period of May 1, 2020 through December 31, 2020. On December 27, 2020, the Consolidated Appropriations Act further suspended the 2.0% payment adjustment through March 31, 2021. On April 14, 2021, Congress extended the suspension of the 2.0% payment adjustment through December 31, 2021. On December 10, 2021, President Biden signed into law a bill to postpone the 2.0% payment adjustment through April 1, 2022; from April 1, 2022 through June 30, 2022, the 2.0% payment adjustment is reduced from 2.0% to 1.0%. To pay for the change, Congress would increase the sequester cuts by one year to fiscal year 2030.

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
Part B Rehabilitation Requirements
Some of our revenue is paid by the Medicare Part B program under a fee schedule. Part B services are limited with a payment cap by combined speech-language pathology services (SLP) and physical therapy (PT) services and a separate annual cap for occupational therapy (OT) services. These caps were implemented under the authority of the Balanced Budget Amendments of 1997. These amounts were previously associated with the financial limitation amounts. The Bipartisan Budget Act of 2018 (BBA) repealed those caps while retaining and adding additional limitations to ensure appropriate therapy services. This policy does not limit the amount of medically necessary Medicare Part B therapy services a beneficiary may receive. The BBA establishes coding modifier requirements to obtain payments beyond the updated KX modifier thresholds, discussed below, and reaffirms the specific $3,000 claim audit threshold requirements for the Medicare Administrative Contractors. For PT and SLP combined the threshold for coding modifier requirements is $2,110 for 2021, compared to $2,080 for 2020. The KX Modifier Threshold is set at $2,150 for CY 2022. The threshold is the same for OT services.
Consistent with CMS’s “Patients over Paperwork” initiative, the agency has also been moving toward eliminating burdensome claims-based functional reporting requirements for Part B therapy services. For example, beginning in January 2019, skilled nursing facilities are no longer required to append selected G-codes or the severity modifiers on outpatient therapy claims. This reduces the reporting burden on therapists providing outpatient services and increases the amount of time that therapists can spend with their patients. Effective January 1, 2021, CMS rescinded 21 problematic National Correct Coding Initiative edits impacting outpatient therapy services, including services furnished under Medicare Part B primarily related to PT and OT services. These code edits were previously implemented on October 1, 2020 and required additional documentation and claim modifier coding burden when procedure codes representing many PT or OT evaluation codes or treatment codes performed under a PT, OT, or SLP plan of care was billed on the same date. This additional coding burden has been removed.
On December 1, 2020, CMS issued the calendar year 2021 Physician Fee Schedule (PFS) Final Rule, which reduced the conversion factor (i.e. the number by which CMS determine all current procedural terminology code payments) by 10.2%. These changes lowered the reimbursement rate for therapy Medicare Part B specialty providers, specific to our industry by 9% for PT and OT and by 6% for SLP Codes.
The Consolidated Appropriations Act of 2021 (CAA, also referred to as The Omnibus Appropriations Law) was signed into law on December 27, 2020. The CAA includes three components relevant to the Medicare Part B PFS. First, the CAA incorporates a rate relief of approximately 3.75% for fiscal year 2021. Additionally, the CAA incorporates a freeze to the payment for the physician add-on code for three years which would effectively create relief on the initial cuts through 2023. Finally, the relief calls for the 2% sequester to not be applied to the Medicare Part B program for the first quarter of 2021. CMS incorporated the first and second components of the CAA relief into the fiscal year 2021 PFS files which were published on January 5, 2021. While the 2021 PFS Final Rule reduced the fiscal year 2021 factor to $32.4085 (calendar year conversion factor was $36.0896), subsequently, the CAA restored part of the reductions resulting in the final fiscal year 2021 conversion factor of $34.8931. This conversion factor rate does not include the 2% sequester which has been suspended until April 1, 2022 and then will be implemented as a 1% sequestration until June 30, 2022.
On July 13, 2021, CMS issued the calendar year 2022 PFS proposed rule, which proposes to implement the portion of the BBA requiring the use of new modifiers to allow CMS to identify and make payments at 85% of the otherwise applicable Part B payment amount for PT and OT services furnished in whole or in part by PT and OT assistants. Other changes in the proposed rule, including reducing the conversion factor by 3.89%, will have the effect of lowering the reimbursement rate for Part B therapy services if implemented. On November 19, 2021, CMS published the 2022 PFS, which required the use of new modifiers (the CO modifier) to identify and make payments at 85% of the otherwise applicable Part B payment amount for PT and OT services furnished in whole, or in part by PT and OT assistants. On December 10, 2021, President Biden signed the Protecting Medicare and American Farmers from Sequester Cuts Act into law, which restored funding for Medicare payments that was removed in the 2022 PFS. Following passage of this law, CMS announced forthcoming payment changes to the 2022 PFS on December 16, 2021. Based on these announced adjustments, Medicare payments would not be adjusted from January 1, 2022 through March 31, 2022; FFS Medicare payments would then be adjusted by 1% from April 1, 2022 through June 30, 2022, and further adjusted by a total of 2% from July 1, 2022 through December 31, 2022. Under the recalculated 2022 PFS announced by CMS in December of 2021, the conversion factor was reduced from the 2021 conversion factor of $34.8931 by 0.82% to $34.6062, rather than the expected 3.89% in the proposed rule, or by the more than 3.7% expected based on the calculations contained within the original 2022 PFS announced in November of 2021, which would have reduced the conversion factor to $33.5983.

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
On May 27, 2020, pursuant to its authority under the Emergency Waivers, CMS added physical therapy, occupational therapy and speech-language pathology to list of approved telehealth Providers for the Medicare Part B programs provided by a skilled nursing facility. This waiver allows the reimbursement of certain Healthcare Common Procedure Coding System (HCPCS) codes delivered by PT, OT, SLP through telehealth through the end of the public health emergency. Subsequently, the calendar year 2021 PFS Final Rule added certain of these PT and OT services to the list of Medicare telehealth services on a temporary basis through the end of the calendar year in which the COVID-19 public health emergency ends. These services have been used to provide some services to community-based outpatients from our skilled nursing facilities that are eligible through local rules to provide community-based outpatient services. Under the calendar year 2022 PFS, these certain telehealth services would continue to be included on the Medicare telehealth services list until the end of calendar year 2023.
Pursuant to the Emergency Waivers, CMS allowed for the facility to bill an originating site fee to CMS for telehealth services provided to Medicare Part B beneficiary residents of the facility when the services are provided by a physician from an alternate location, effective March 6, 2020 through the end of the public health emergency, which is currently in effect through April 16, 2022 and could be further extended (or expired Emergency Waivers even reinstated) due to waves of COVID-19 variants that affected the country and globe in 2021 and continuing into 2022. The PFS Final Rule also increased the frequency limitation on nursing facility telehealth visits from once every 30 days to once every fourteen days. Our facilities are utilizing this waiver as physicians elect to provide telehealth visits to Medicare Part B beneficiaries residing in the skilled nursing facility.
On December 31, 2020, CMS announced the annual update to the list of codes that describe Medicare Part B outpatient therapy services, effective January 1, 2021. Several existing and new codes introduced during the COVID-19 public health emergency impacting skilled nursing facilities providers for use under physical therapy, occupational therapy, or speech-language pathology plans of care were recently made permanent including several telehealth codes. CMS designated all these new HCPCS/Current Procedural Terminology (CPT) codes as “sometimes therapy,” to permit physicians and certain non-physician practitioners, including nurse practitioners, physician assistants, and clinical nurse specialists, to render these services outside a therapy plan of care when appropriate. “Sometimes therapy” codes will not have the MPPR applied. On November 19, 2021, CMS expanded these “sometimes therapy” codes further for the 2022 PFS, including five new codes for remote therapeutic monitoring (RTM) treatment. These RTM codes affect skilled nursing facilities and be used to measure and evaluate adherence to medication and therapy, as well as response to medication and therapy. The use of RTM codes is anticipated to be broader than the existing remote patient monitoring codes approved by CMS.

Programs of All-Inclusive Care for the Elderly
CMS issued a final rule on June 3, 2019, which updates the requirements for the Programs of All-Inclusive Care for the Elderly (PACE) under the Medicare and Medicaid programs. The regulation is intended to provide greater operational flexibility, remove redundancies and outdated information and codify existing programs. Such flexibility includes: (i) more lenient standards applicable to the current requirement that the PACE organization be monitored for compliance with the PACE program requirements during and after a 3-year trial period and (ii) relieving certain restrictions placed upon the interdisciplinary team that comprehensively assesses and provides for the individual needs of each PACE participant by allowing one person to fill two roles and permitting secondary participation in the PACE program. Further, non-physician primary care providers can provide certain services in place of primary care physicians. On October 21, 2021, CMS published an extension of the timeline to complete further final rulemaking for the PACE program until November 1, 2022, based on a proposed rule published on November 1, 2018, regarding policy and technical changes to Medicare Advantage, Medicare Prescription Drug Benefit, PACE, Medicaid FFS, and Medicaid managed care programs for 2020 and 2021. Based on completed studies, public comments, and the intervening COVID-19 pandemic that required CMS’s focus, CMS extended the timeline to issue a final rule regarding new policy and technical changes to the PACE program until November of 2022. The November 2018 proposed rule suggests changes to payment and appeals of disputes within the PACE program which may affect our business.
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
Patient Protection and Affordable Care Act
Various healthcare reform provisions became law upon enactment of the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the ACA). The reforms contained in the ACA have affected our operating subsidiaries in some manner and are directed in large part at increased quality and cost reductions. Several of the reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services and the underlying regulatory environment. These reforms include modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. The upcoming Congressional elections in the United States and policies implemented by the current and former Presidential administration have resulted in significant changes in legislation, regulation, implementation of Medicare, Medicaid, and government policy. The 2022 midterm elections may significantly alter the current regulatory framework and impact our business and the health care industry. We continually monitor these developments so we can respond to the changing regulatory environment impacting our business.

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
As discussed under the “Coronavirus” heading above, the Administration announced that CMS and OSHA would implement emergency rules requiring all workers within all Medicare and Medicaid-participating nursing homes, and all employees of companies with more than 100 employees, to be fully vaccinated against COVID-19. Significant litigation followed, including enforcement of both the CMS and OSHA vaccination mandates being halted by certain courts. On January 13, 2022, the United States Supreme Court held that the OSHA vaccination mandate could not be enforced against large employers, but that the CMS vaccination mandate could be enforced upon Medicare- and Medicaid-participating facilities. Those states except Texas where the CMS rule had been halted against enforcement then had to enforce the rule. On January 20, 2022, the United States District Court for the Northern District of Texas dismissed the block of the CMS's vaccination IFR in Texas. That same day, CMS became empowered to enforce the IFR in Texas and set a deadline of March 21, 2022 for full compliance with its vaccination requirements.
Civil and Criminal Fraud and Abuse Laws and Enforcement
Various complex federal and state laws exist which govern a wide array of referrals, relationships and arrangements, and prohibit fraud by healthcare providers. Governmental agencies are devoting increasing attention and resources to such anti-fraud efforts. The Health Insurance Portability and Accountability Act of 1996 (HIPAA), and the Balanced Budget Act of 1997 expanded the penalties for healthcare fraud. Additionally, in connection with our involvement with federal healthcare reimbursement programs, the government or those acting on its behalf may bring an action under the FCA, alleging that a healthcare provider has defrauded the government by submitting a claim for items or services not rendered as claimed, which may include coding errors, billing for services not provided, and submitting false or erroneous cost reports. The Fraud Enforcement and Recovery Act of 2009 (FERA) expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. The FCA clarifies that if an item or service is provided in violation of the Anti-Kickback Statute, the claim submitted for those items or services is a false claim that may be prosecuted under the FCA as a false claim. Civil monetary penalties under the FCA range from approximately $11 thousand to $23 thousand per violation and are adjusted annually for inflation. Under the qui tam or “whistleblower” provisions of the FCA, a private individual with knowledge of fraud may bring a claim on behalf of the federal government and receive a percentage of the federal government’s recovery. Due to these whistleblower incentives, lawsuits have become more frequent. Many states also have a false claim prohibition that mirrors or tracks the federal FCA. Federal law also provides that OIG has the authority to exclude individuals and entities from federally funded health care programs on a number of grounds, including, but not limited to, certain types of criminal offenses, licensure revocations or suspensions, and exclusion from state or other federal healthcare programs. And, CMS can recover overpayments from health care providers up to five years following the year in which payment was made.
In November 2019, the OIG released a report of its investigation into overpayments to hospitals that did not comply with Medicare’s post-acute-care transfer policy. Hospitals violating this policy transferred patients to certain post-acute-care settings, such as skilled nursing facilities, but claimed the higher reimbursements associated with discharges to homes. A similar OIG audit report, released in February 2019, focused on improper payments for skilled nursing facility services when the Medicare three-day inpatient hospital stay requirement was not met. In 2021, the OIG released the result of an audit finding that Medicare overpaid millions of dollars of chronic care management (CCM) services. The OIG's 2021 report found that in calendar years 2017 and 2018, Medicare overpaid millions of dollars in CCM claims. These investigatory actions by OIG demonstrate its increased scrutiny into post-hospital skilled nursing facility care provided to beneficiaries and may encourage additional oversight or stricter compliance standards.
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
Federal Healthcare Reform
In 2015, CMS released a final rule addressing, among other things, implementation of certain provisions of Medicare Access and CHIP Reauthorization Act of 2015, which changes the way physicians are paid who participate in Medicare through implementation of the Quality Payment Program, which created new paths for payment based on the Merit-based Incentive Payment System (MIPS) or the use of Alternative Payment Models (APM). A measure to ascertain provider quality is the Five-Star Quality Rating system, which includes a rating of one to five in various categories. In 2018 and 2019, these calculations changed to reflect new and additional data that affected rankings, including freezing information regarding health inspection information, and including data to reflect the ranking of staffing (including emphasizing the level of registered nurse staffing), stay durations, spending, discharge outcomes and readmissions.

As of January 1, 2020, CMS assigned ratings to SNFs under its Five Star Quality reporting system and displayed those ratings on its consumer-based Nursing Home Compare website. CMS’s assignment of ratings under its Five Star Quality for a SNF measure is based upon numerous quality measures, which as of January 1, 2020 included staffing levels (and staffing composition, focusing on the use of registered nurses), the use of antipsychotic medications, rate of hospitalization, emergency department use, community discharge, improvements in function, independently worsened and anxiety or hypnotic medication use, payroll based journals, and Medicare spending by beneficiary. Additionally, this data is segregated and rated separately for short-term and long-term stays in the SNF. These measures were subject to thresholds for stars assigned based on both staffing and quality components, with standards for score assignment that restricted the number of 4- and 5-star ratings that could be given. This resulted in a reduction in the number of 4- and 5-star facilities compared to their prior ranking, including certain of our own facilities. CMS also displays a consumer alert icon next to nursing homes that had been cited for incidents of abuse, neglect, or exploitation on the Nursing Home Compare website, which is updated monthly with CMS’s refresh of survey inspection results on that website. In February 2020, CMS announced that part of its Enhancing Enforcement efforts would include improved oversight of state survey agencies (SSA) and revisions to the State Performance Standards System, which is the program used to access SSA performance.

In 2020, in response to the COVID-19 pandemic, a temporary freeze was placed on Skilled Nursing Facilities Quality Reporting Program data, Staffing data, and Health Inspection data on the Nursing Home Compare website to account for the suspended reporting and inspection obligations due to the COVID-19 pandemic. The information reported to CMS and used in these quality calculations changed over the period of 2020. Beginning in August of 2020, and in response to the COVID-19 pandemic, CMS announced a new, targeted inspection plan to focus on urgent patient safety threats and infection control, therefore causing a shift in the number of nursing homes inspected and the manner in which the inspections are conducted. As this change would disrupt the inspections and data collection CMS and state surveyors conducted as part of the Nursing Home Five Star Quality Rating System, results of these inspections conducted on or after March 4, 2020 were not initially used to calculate a nursing home’s health inspection star ratings. By December of 2020, CMS and state surveyors had resumed inspections of nursing homes to include inspection data, including surveys that occurred on March 4, 2020 and afterward, in its star rankings calculated for January 2021. CMS resumed calculating nursing homes' health inspection ratings on January 27, 2021. Similarly, although staff reporting requirements were waived for the first and second quarters of 2020, this waiver ended on June 25, 2020. Thereafter, nursing homes were required to report staffing data to CMS, which was incorporated into CMS’s Five Star Quality rating for those nursing homes beginning in January 2021. The January 2021 calculation of Five Star Quality ratings for nursing homes reflected nursing home-provided quarterly updates of most quality measures for the period beginning June 2019 and ending June 2020 due to interruptions in data collection. The quality measures that are specific to SNFs but not included in CMS’s Five Star Quality ratings for January 2021 were the measures for percentages of new or worsening pressure injuries, and the rate of residents who successfully return to home from a SNF. These measures may be included in future Five Star Quality ratings and the delay may not reveal improvements in previously low-rated facilities, or declines in performance within highly rated facilities. When the anticipated January 2022 refresh of Five Star Quality ratings occurs, SNF quality reporting measures will be calculated based on the data reported from July 1, 2020 through March 31, 2021, due to the ongoing COVID-19 PHE. When these Five Star Quality ratings are updated, they may not contain or reflect the latest or most accurate data regarding our facilities, including improvements in previously low-rated facilities, or declines in performance within higher-rated facilities.

Another impact of the COVID-19 pandemic to the Nursing Home Five-Star Quality Rating System is CMS’s decision to make submission of the minimum data set assessment data optional for the fourth quarter of 2019 and excepted for the first and second quarters of 2020. Due to the gap in reported data, CMS did not include the two quality measures that are reflected in the minimum data set assessment-based data in its quality measure ratings in January 2021.

On August 10, 2021, the Nursing Home Improvement and Accountability Act of 2021 (Nursing Home Improvement Act) was introduced in the U.S. Senate and is intended to update federal nursing home policy to improve quality of care and oversight. The proposed legislation reduces SNF payments by two percentage points beginning in fiscal year 2025 for inaccurate submission of certain data, provides federal funding of $50 million to carry out data validation tasks for SNF data and provides federal funding of $250 million to ensure accuracy of information on cost reports. The Nursing Home Improvement Act also proposes to establish nurse staffing requirements, including the requirement for the use of a 24-hour registered professional nurse and other provisions intended to increase transparency and accuracy of reported data regarding nursing activities, improve accountability and enhance quality of care. If passed in its current form, however, this bill would provide participating states with a temporary enhanced federal Medicaid match to fund improvements in nursing home workforce and care. This match would last six years and states would be responsible for showing CMS that Medicaid reimbursement increases were used to increase worker wages and yield new training resources and opportunities for nursing home staff. As of December 31, 2021, no action has been taken on this bill since its introduction to the Senate on August 10, 2021 and referral to the Senate Finance Committee that same day.

Monitoring Compliance in Our Facilities

Governmental agencies and other authorities periodically inspect our independent operating facilities to assess compliance with various standards, rules and regulations. The robust regulatory and enforcement environment continues to impact healthcare providers, especially in connection with responses to any alleged noncompliance identified in periodic surveys and other inspections by governmental authorities. Unannounced surveys or inspections generally occur at least annually and may also follow a government agency's receipt of a complaint about a facility. Facilities must pass these inspections to maintain licensure under state law, to obtain or maintain certification under the Medicare and Medicaid programs, to continue participation in the Veterans Administration program at some facilities, and to comply with provider contracts with managed care clients at many facilities. From time to time, our independent operating subsidiaries, like others in the healthcare industry, may receive notices from federal and state regulatory agencies of an alleged failure to substantially comply with applicable standards, rules or regulations. These notices may require corrective action, may impose civil monetary penalties for noncompliance, and may threaten or impose other operating restrictions on skilled nursing facilities such as admission holds, provisional skilled nursing license, or increased staffing requirements. If our independent operating subsidiaries fail to comply with these directives or otherwise fail to comply substantially with licensure and certification laws, rules and regulations, the facility could lose its certification as a Medicare or Medicaid provider, or lose its license permitting operation in the State.

Facilities with otherwise acceptable regulatory histories generally are normally given an opportunity to correct deficiencies and continue their participation in the Medicare and Medicaid programs by a certain date, usually within nine months; however, although where denial of payment remedies are asserted, such interim remedies go into effect much sooner. Facilities with deficiencies that immediately jeopardize patient health and safety and those that are classified as poor performing facilities, however, may not be given an opportunity to correct their deficiencies prior to the imposition of remedies and other enforcement actions. Moreover, facilities with poor regulatory histories continue to be classified by CMS as poor performing facilities notwithstanding any intervening change in ownership, unless the new owner obtains a new Medicare provider agreement instead of assuming the facility's existing agreement. However, new owners nearly always assume the existing Medicare provider agreement due to the difficulty and time delays generally associated with obtaining new Medicare certifications, especially in previously certified locations with sub-par operating histories. Accordingly, facilities that have poor regulatory histories before acquisition by our independent operating subsidiaries and that develop new deficiencies after acquisition are more likely to have sanctions imposed upon them by CMS or state regulators.

In addition, CMS has increased its focus on facilities with a history of serious or sustained quality of care problems through the special focus facility (SFF) initiative. A facility's administrators and owners are notified when it is identified as a special focus facility. This information is also provided to the general public. The SFF designation is based in part on the facility's compliance history typically dating before our acquisition of the facility. Local state survey agencies recommend to CMS that facilities be placed on special focus status. SFFs receive heightened scrutiny and more frequent regulatory surveys. Failure to improve the quality of care can result in fines and termination from participation in Medicare and Medicaid. A facility “graduates” from the program once it demonstrates significant improvements in quality of care that are continued over a defined period of time.

Sanctions such as denial of payment for new admissions often are scheduled to go into effect before surveyors return to verify compliance. Generally, if the surveyors confirm that the facility is in compliance upon their return, the sanctions never take effect. However, if they determine that the facility is not in compliance, the denial of payment goes into effect retroactive to the date given in the original notice. This possibility sometimes leaves affected operators, including our independent subsidiaries, with the difficult task of deciding whether to continue accepting patients after the potential denial of payment date, thus risking the retroactive denial of revenue associated with those patients' care if the operators are later found to be out of compliance, or simply refusing admissions from the potential denial of payment date until the facility is actually found to be in compliance. In the past and from time to time, some of our independent operating subsidiaries have been or will be in denial of payment status due to findings of continued regulatory deficiencies, resulting in an actual loss of the revenue associated with the Medicare and Medicaid patients admitted after the denial of payment date. Additional sanctions could ensue and, if imposed, could include various remedies up to and including decertification.

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
Regulations Regarding Financial Arrangements
We are also subject to federal and state laws that regulate financial arrangement by and between healthcare providers, such as the federal and state anti-kickback laws, the Stark laws, and various state anti-referral laws.
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
Violations of the Anti-Kickback Statute can result in criminal penalties of up to $100 thousand and ten years imprisonment. Violations of the Anti-Kickback Statute can also result in civil monetary penalties of up to $100 thousand per violation and an assessment of up to three times the total amount of remuneration offered, paid, solicited, or received. Violation of the Anti-Kickback Statute may also result in an individual's or organization's exclusion from future participation in federal healthcare programs. State Medicaid programs are required to enact an anti-kickback statute. Many states in which our independent operating subsidiaries operate have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients regardless of the source of payment for the care. We believe that business practices of providers and financial relationships between providers have become subject to increased scrutiny as healthcare reform efforts continue on the federal and state levels.
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
Regulations Regarding Patient Record Confidentiality
Health care providers are also subject to laws and regulations enacted to protect the confidentiality of patient health information. For example, HHS has issued rules pursuant to HIPAA, including the Health Information Technology for Economic and Clinical Health (HITECH) Act which governs our use and disclosure of protected health information of patients. We have established policies and procedures to comply with HIPAA privacy and security requirements at our independent operating subsidiaries. Our independent operating subsidiaries have adopted and implemented HIPAA compliance plans, which we believe comply with the HIPAA privacy and security regulations. The HIPAA privacy and security regulations have and will continue to impose significant costs on our independent operating subsidiaries in order to comply with these standards. There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. Our independent operating subsidiaries are also subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties for privacy and security breaches. Healthcare entities are also required to afford patients with certain rights of access to their health information under HIPAA and the 21st Century Cures Act (Cures Act). Recently, the Office of Civil Rights, the agency responsible for HIPAA enforcement, has targeted investigative and enforcement efforts on violations of patients’ rights of access, including denial of access to medical records, imposing significant fines for violations largely initiated from patient complaints. The Office of the National Coordinator for Health Information Technology can also investigate and impose separate penalties for information blocking violations under the Cures Act.
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
Americans with Disabilities Act
Our independent operating subsidiaries must also comply with the ADA, and similar state and local laws to the extent that the facilities are "public accommodations" as defined in those laws. The obligation to comply with the ADA and other similar laws is an ongoing obligation, and the independent operating subsidiaries continue to assess their facilities relative to ADA compliance and make appropriate modifications as needed.
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
Since 2003, CMS has commenced a series of actions to increase its oversight of state quality assurance programs for senior living communities, and has provided guidance and technical assistance to states to improve their ability to monitor and improve the quality of services paid through Medicaid waiver programs. CMS is encouraging state Medicaid programs to expand their use of home and community-based services as alternatives to facility-based services, pursuant to provisions of the ACA, and other authorities, through the use of several programs.
The types of laws and statutes affecting the regulatory landscape of the post-acute industry continue to expand. In addition to this changing regulatory environment, federal, state and local officials are increasingly focusing their efforts on the enforcement of these laws. In order to operate our businesses, we must comply with federal, state and local laws relating to licensure, delivery and adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate-setting, billing and reimbursement, building codes and environmental protection. Additionally, we must also adhere to anti-kickback statues, physician referral laws, the ADA, and safety and health standards set by the OSHA Administration. Changes in the law or new interpretations of existing laws may have an adverse impact on our methods and costs of doing business.

Our independent operating subsidiaries are also subject to various regulations and licensing requirements promulgated by state and local health and social service agencies and other regulatory authorities. Requirements vary from state to state and these requirements can affect, among other things, personnel education and training, patient and personnel records, services, staffing levels, monitoring of patient wellness, patient furnishings, housekeeping services, dietary requirements, emergency plans and procedures, certification and licensing of staff prior to beginning employment, and patient rights. These laws and regulations could limit our ability to expand into new markets and to expand the services provided by independent operating subsidiaries in existing markets.

ENVIRONMENTAL MATTERS

 We strive to reduce our environmental impact through initiatives to modernize our facilities, conserve water, optimize waste, work towards a paperless office and partner with green vendors. Our ongoing and planned facility modernization initiatives include solar projects, heating, ventilation and air condition (HVAC) upgrades, water systems updates, lighting retrofits and utility upgrades. For the year ended December 31, 2021, we spent $69.6 million on purchases of property and equipment which included facility modernization initiatives.

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
•Failure to comply with applicable laws and regulations, including state-specific mandates or proclamations regarding COVID-19, or if these laws and regulations change, could cause us to incur significant expenses and/or change our operations in order to bring our facilities and operations into compliance.
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
You should carefully consider each of the following risk factors and all other information set forth in this Annual Report on Form 10-K. The risk factors generally have been separated into two categories: risks relating to our business and our industry and risks relating to our common stock. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our company in each of these categories of risks. However, the risks and uncertainties we face are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
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
•increased strain on employees and resources caused by different waves of COVID-19 variants with different infection and effects;
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
We derived 27.8% and 30.5% of our service revenue from the Medicare programs for the years ended December 31, 2021 and 2020, respectively. In addition, many other payors may use published Medicare rates as a basis for reimbursements. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, or if there are delays in Medicare payments, our business and results of operations will be adversely affected.

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
•changes in staff requirements (i.e. requiring all workers to be vaccinated against COVID-19) as a condition of payment or eligibility for Medicare reimbursement (See also, Item 1., under Government Regulation);
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
Reductions in reimbursement rates or the scope of services being reimbursed could have a material, adverse effect on our revenue, financial condition and results of operations or even result in reimbursement rates that are insufficient to cover our operating costs. Loss of Medicare reimbursement entirely would also have a material adverse effect on our revenue. Medicare may rescind our certification and terminate its payor agreements if not all of our employees are fully vaccinated consistent with CMS's IFR requiring vaccination of SNF employees, which the United States Supreme Court has allowed enforcement of as of January 13, 2022. As of January 20, 2022, CMS’s IFR requiring vaccination of SNF employees is in effect in the State of Texas, with SNF staff required to be fully vaccinated or to have exemptions granted by March 21, 2022. Failure to comply with the CMS IFR in all states by their applicable deadlines stated by CMS may result in fines and other sanctions imposed by CMS. In addition, within California, Washington, and Colorado, if our employees are not fully vaccinated as required by those states’ vaccination mandates, we could incur a deficiency that could endanger our Medicaid certification and participation status for certain locations within those states where employees have not been vaccinated. Any penalty, suspension, termination, or other sanction under any state’s Medicaid program could lead to reciprocal and commensurate penalties being imposed under the Medicare program, up to termination or rescission of our Medicare participation and payor agreements as noted above. Additionally, any delay or default by the government in making Medicare reimbursement payments could materially and adversely affect our business, financial condition and results of operations.

Reductions in Medicaid reimbursement rates or changes in the rules governing the Medicaid program could have a material, adverse effect on our revenue, financial condition and results of operations.
A significant portion of reimbursement for skilled nursing services comes from Medicaid. In fact, Medicaid is our largest source of revenue, accounting for 45.8% and 44.0% of our service revenue for the years ended December 31, 2021 and 2020, respectively. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets, which has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. Since a significant portion of our revenue is generated from our skilled nursing operating subsidiaries in California, Texas and Arizona, any budget reductions or delays in these states could adversely affect our net patient service revenue and profitability. Despite present state budget surpluses in many of the states in which we operate, we can expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities, and any such decline could adversely affect our financial condition and results of operations.
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

The results of recent U.S. Presidential and Congressional elections, and upcoming midterm elections in 2022, for which certain primary campaigns are already underway, may create significant changes to regulatory framework, enforcements and reimbursements.

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

Presidential and Congressional elections in the United States and the upcoming midterm elections of 2022 could result in significant changes to, and uncertainty with respect to, legislation, regulation, implementation or repeal of the ACA, and other federal health program policy that could significantly impact our business and the healthcare industry. In the event that legal challenges are successful or the ACA is repealed or materially amended, particularly any elements of the ACA that are beneficial to our business or that cause changes in the health insurance industry, including reimbursement and coverage by private, Medicare or Medicaid payers, our business, operating results and financial condition could be harmed. While it is not possible to predict whether and when any such changes will occur, specific proposals discussed during and after the election, including a repeal or material amendment of the ACA, could harm our business, operating results and financial condition. In addition, even if the ACA is not amended or repealed, the President and the executive branch of the federal government, as well as CMS and HHS have a significant impact on the implementation of the provisions of the ACA, and a new administration could make changes impacting the implementation and enforcement of the ACA, which could harm our business, operating results and financial condition. If we are slow or unable to adapt to any such changes, our business, operating results and financial condition could be adversely affected.

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
•temporary or permanent loss of our right to participate in the Medicare or Medicaid programs or one or more private payor networks;
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

In cases where claim and documentation review by any CMS contractor results in repeated poor performance, an operation can be subjected to protracted oversight. This oversight may include repeat education and re-probe, extended pre-payment review, referral to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement outside of specifically reviewed claims. Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. As of December 31, 2021 and subsequently, thirteen of our independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process, either pre- or post-payment. We anticipate that these Reviews could increase in frequency in the future.

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
•qualifications and vaccination of healthcare and support personnel;
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

We are required to comply with numerous legislative and regulatory requirements at the federal and state levels addressing patient privacy and security of health information, as discussed in greater detail in Item 1., under Government Regulation. HIPAA, as amended by the HITECH Act, requires us to adopt and maintain business procedures and systems designed to protect the privacy, security and integrity of patients' individual health information. States also have laws that apply to the privacy of healthcare information. We must comply with these state privacy laws to the extent that they are more protective of healthcare information or provide additional protections not afforded by HIPAA. If we fail to comply with these state and federal laws, we could be subject to criminal penalties, civil sanctions, litigation, and be forced to modify our policies and procedures. Additionally, if a breach under HIPAA or other privacy laws were to occur, remediation efforts could be costly and damage to our reputation could occur.

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

A cyber-attack or other incident that bypasses our information systems security could cause a security breach which may lead to a material disruption to our information systems infrastructure or business and may involve a significant loss of business or patient health information. If a cyber-attack or other unauthorized attempt to access our systems or facilities were to be successful, it could result in the theft, destructions, loss, misappropriation or release of confidential information or intellectual property, and could cause operational or business delays that may materially impact our ability to provide various healthcare services. Any successful cyber-attack or other unauthorized attempt to access our systems or facilities also could result in negative publicity which could damage our reputation or brand with our patients, referral sources, payors or other third parties and could subject us to a number of adverse consequences, the vast majority of which are not insurable, including but not limited to disruptions in our operations, regulatory and other civil and criminal penalties, fines, investigations and enforcement actions (including, but not limited to, those arising from the SEC, Federal Trade Commission, Office of Civil Rights, the OIG or state attorneys general), fines, private litigation with those affected by the data breach, loss of customers, disputes with payors and increased operating expense, which either individually or in the aggregate could have a material adverse effect on our business, financial position, results of operations and liquidity.

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

We operate one or more affiliated skilled nursing facilities in the states of Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. With the exception of Utah, which follows federal regulations, each of these states has established minimum staffing requirements for facilities operating in that state. Failure to comply with these requirements can, among other things, jeopardize a facility's compliance with the conditions of participation under relevant state and federal healthcare programs. In addition, if a facility is determined to be out of compliance with these requirements, it may be subject to a notice of deficiency, a citation, or a significant fine or litigation risk. Deficiencies (depending on the level) may also result in the suspension of patient admissions and the termination of Medicaid participation, or the suspension, revocation or non-renewal of the skilled nursing facility's license. If the federal or state governments were to issue regulations which materially change the way compliance with the minimum staffing standard is calculated or enforced, our labor costs could increase and the current shortage of healthcare workers could impact us more significantly, including the increased scrutiny on staffing at the state and federal levels as a result of the COVID-19 virus. The broader labor market where we compete is in a unique state of disequilibrium where the needs of businesses such as ours outstrip the supply of available and willing workers. There is additional upward pressure on wages from different industries, some of which compete with us for labor and others that do not, which makes it difficult to make significant hourly wage and salary increases due to the fixed nature of our reimbursement under insurance contracts as well as Medicare and Medicaid, in addition to our increasing variable costs. Due to the limited supply of qualified applicants who seek or are willing to accept employment, these broader concerns, as well as those specific to both forthcoming federal COVID-19 vaccination mandates and existing state mandates, may increase our labor costs or lead to potential staffing shortages, reduced operations to comply with applicable laws and regulations, or difficulty complying with those laws and regulations at current operational levels.

Federal laws and regulations may increase our costs of maintaining qualified nursing and skilled personnel, or make it more difficult for us to attract or retain qualified nurses and skilled staff members. The proposed Nursing Home Improvement Act, if passed into law in substantially the same form as the proposed bill, may increase our responsibility to provide nursing coverage and the costs associated with that increased coverage. We are monitoring our facilities for potential effects from CMS's IFR requiring employees of Medicare and Medicaid-participating medical facilities to be vaccinated, which may cause disruption to our affiliated facilities’ nursing staff and may additionally disrupt our operations if affected personnel decline to be vaccinated and replacement staffing cannot be located. On November 5, 2021, CMS issued the IFR discussed under Item 2, Government Regulations, requiring all eligible staff to receive their first dose of a two-dose primary vaccination series by December 5, 2021 and the second dose of a two-dose primary vaccination series by January 4, 2022. CMS’s enforcement of this IFR was temporarily blocked in certain states pending appeal to the United States Supreme Court. On January 13, 2022, the United States Supreme Court entered an order allowing CMS’s enforcement of the IFR and its vaccination requirements by March 15, 2022 for our operating subsidiaries in Arizona, Idaho, Iowa, Kansas, Nebraska, South Carolina and Utah and by February 28, 2022 for all of our other operating subsidiaries except those in Texas.

Similar state-level requirements in the states where our affiliated skilled nursing facilities operate, whether such requirements are passed by statute, regulation, or executive order, may result in a shortage or inability to obtain nurses and skilled staff. As noted above, California, Washington, and Colorado have all mandated vaccinations for workers in health care facilities that include nursing homes. These administrative mandates precede, may be more restrictive than and are not likely to be preempted by CMS's IFR. On October 11, 2021, Texas issued an executive order banning the practice of mandating vaccination, including by private employers. On January 20, 2022, the United States District Court for the Northern District of Texas dismissed the State of Texas’s lawsuit against CMS’s enforcement of the IFR’s vaccine mandate upon the request of the State of Texas. The District Court’s dismissal of the Texas's lawsuit ended the court’s injunction against CMS’s enforcement of the IFR's vaccine mandate in Texas. On January 20, 2022, CMS became empowered to enforce the IFR in Texas and set a deadline of March 21, 2022 for full compliance with its vaccination requirements.

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

In addition, other states that do not require certificates of need have effectively barred the expansion of existing facilities and the establishment of new ones by placing partial or complete moratoria on the number of new Medicaid beds they will certify in certain areas or in the entire state. Other states have established such stringent development standards and approval procedures for constructing new healthcare facilities that the construction of new facilities, or the expansion or renovation of existing facilities, may become cost-prohibitive or extremely time-consuming. In addition, some states require the approval of the state Attorney General for acquisition of a facility being operated by a non-profit organization.

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

Our operating subsidiaries are subject to a variety of federal and state employment-related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act which governs such matters as minimum wages, overtime and other working conditions, the ADA and similar state laws that provide civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas, the National Labor Relations Act, regulations of the EEOC, regulations of the Office of Civil Rights, regulations of state Attorneys General, family leave mandates and a variety of similar laws enacted by the federal and state governments that govern these and other employment law matters. On November 5, 2021, OSHA issued an ETS requiring employers with more than 100 employees to have employees who were not fully vaccinated to complete weekly testing to prove they were not infected with COVID-19 to remain in the workforce, which the United States Supreme Court blocked enforcement of on January 13, 2022 after nationwide litigation over the ETS. The uncertain environment regarding these mandates and potential attempts to enforce similar mandates in 2022 is one we are monitoring, as it represents a risk of uncertainty to the Company that may result in limitations on staff availability, disruption caused by staff departure, potential claims under the ADA and other laws and potential government sanctions which could cause disruptions to the operations of our subsidiaries, limit our ability to grow and otherwise adversely affect our business and financial results. Rising operating costs due to labor shortages, greater compensation and incentives required to attract and retain qualified personnel and higher-than-usual inflation on items including energy, utilities, food and other goods used in our facilities and the costs for transporting these items could increase our cost and decrease our profits.

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

Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the years ended December 31, 2021 and 2020, 73.6% and 74.5% of our service revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

On November 5, 2021, CMS issued the IFR discussed under Item 1, Government Regulations, subheading Coronavirus requiring all eligible staff to be fully vaccinated against COVID-19. CMS’s enforcement of this IFR was temporarily blocked in certain states pending appeal to the United States Supreme Court. On January 13, 2022, the United States Supreme Court entered an order allowing CMS’s enforcement of the IFR and its vaccination requirements by March 15, 2022 for our operating subsidiaries in Arizona, Idaho, Iowa, Kansas, Nebraska, South Carolina and Utah and by February 28, 2022 for all of our other operating subsidiaries except those in Texas. On January 20, 2022, CMS became empowered to enforce the IFR in Texas and set a deadline of March 21, 2022 for compliance with its vaccination requirements.

The IFR and its enforcement by CMS may cause disruption to our affiliated facilities’ nursing staff and may further disrupt our operations if affected personnel decline to be vaccinated and replacement staff cannot be located. In the event we or our affiliated facilities do not comply with this requirement, our Medicare and Medicaid agreements could be terminated and the termination of those agreements may lead to other payors terminating their agreements with us or our affiliated facilities and operating subsidiaries. CMS terminating Medicare or Medicaid participation agreements and the loss of the payment agreements with private payors as a result of CMS terminating Medicare or Medicaid participation agreements with our affiliated facilities and operating subsidiaries would materially and adversely affect our business, financial condition and results of operations.

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

During the year ended December 31, 2021, we expanded our operations through long-term leases and real estate purchases, with the addition of 17 stand-alone skilled nursing operations. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our acquisitions, and our business may suffer.

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

CMS, as well as certain private organizations engaged in similar monitoring activities, provides comparative public data, rating every skilled nursing facility operating in each state based upon quality-of-care indicators. CMS’s system is the Five-Star Quality Rating System, introduced in 2008, to help consumers, their families and caregivers compare nursing homes more easily. The Five-Star Quality Rating System gives each nursing home a rating of between one and five stars in various categories, and the ratings are available on a consumer-facing website, Nursing Home Compare. In cases of acquisitions, the previous operator's clinical ratings are included in our overall Five-Star Quality Rating. Over the years, the Five-Star Quality Rating System has been modified, with the most recent changes being implemented in 2018 and 2019. Additionally, as a result of the COVID-19 pandemic and CMS’s suspension or modification of certain inspection and reporting requirements, the data used to calculate the star ratings of facilities was interrupted. CMS temporarily froze certain data on the Nursing Home Compare website through January 2021, and recalculated its Five Star Quality ratings with modified data used to calculate the nursing home's rating. Other data related to quality reporting measures, including new or worsened pressure-related injuries and discharges to home, are not presently factored into CMS's star calculations. This data is reflected on the Nursing Home Compare website based on the recalculation in January of 2022. The temporary adjustments due to COVID-19 could impact facilities that might have less favorable Five-Star Ratings from being able to demonstrate improvements on the public-facing website through mid-2022. For more information on these changes, see Item 1., under Government Regulation.

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

As of December 31, 2021, we leased 176 of our 245 affiliated facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.

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

We maintain a revolving credit facility under the Third Amended and Restated Credit Agreement, dated as of October 1, 2019, between our company and a lending consortium arranged by Truist Financial Corporation (Truist) (formerly known as SunTrust Bank, Inc.) with a revolving line of credit of up to $350.0 million in aggregate principal amount (the Credit Facility). As of December 31, 2021, we have no outstanding debt under our Credit Facility. Twenty-three of our subsidiaries have mortgage loans insured with Department of Housing and Urban Development (HUD) for an aggregate amount of $156.6 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The terms of the mortgage loans range from 25- to 35-years.

We also have two outstanding promissory notes with an aggregate principal amount of approximately $3.3 million as of December 31, 2021. The terms of the notes are 10 months and 12 years. Because these mortgage loans are insured with HUD, our borrower subsidiaries under these loans are subject to HUD oversight and periodic inspections.

In addition, we had $1.8 billion of future operating lease obligations as of December 31, 2021. We intend to continue financing our operating subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

Occupancy levels at skilled nursing facilities are likely to remain vulnerable to the effects of COVID-19 even after the pandemic is over. Facilities experiencing decreases in move-in rates in 2021 cite resident or family member concerns as the basis for such decreases. These and other similar concerns may continue to impact our ability to attract new residents and our ability to retain existing residents.

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

As part of, and subsequent to, the Spin-Off, we lease 32 of our properties to Pennant’s senior living operations. In the future, we might expand our leasing property portfolio to additional Pennant operations or other unaffiliated tenants. We have very limited control over the success or failure of our tenants’ and operators’ businesses and, at any time, a tenant or operator may experience a downturn in its business that weakens its financial condition. If that happens, the tenant or operator may fail to make its payments to us when due. Although our lease agreements give us the right to exercise certain remedies in the event of default on the obligations owing to us, we may determine not to do so if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches.

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

The majority of our affiliated facilities have historically been skilled nursing facilities. As we expand our presence in other relevant healthcare industries, our existing overall business model will continue to change and expose our company to risks in markets in which we have limited experience. We expect that we will have to adjust certain elements of our existing business model, which could have an adverse effect on our business.

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

Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including U.S. treasury securities. As a result of the uncertain domestic and global political, credit and financial market conditions, including an increase in the Consumer Price Index of seven percent in 2021, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Given that future deterioration in the U.S. and global credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our cash, cash equivalents, or investments will not occur. Uncertainty surrounding the trading market for U.S. government securities or impairment of the U.S. government's ability to satisfy its obligations under such treasury securities could impact the liquidity or valuation of our current portfolio of cash, cash equivalents, and investments, a substantial portion of which were invested in U.S. treasury securities. Further, unless and until the current U.S. and global political, credit and financial market crisis has been sufficiently resolved, it may be difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We may need additional capital if a substantial acquisition or other growth opportunity becomes available or if unexpected events occur or opportunities arise. U.S. capital markets can be volatile. We cannot assure you that additional capital will be available or available on terms acceptable to us. If capital is not available, we may not be able to fund internal or external business expansion or respond to competitive pressures or other market conditions.

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

Twenty-three of our affiliated facilities are currently subject to regulatory agreements with HUD that give the Commissioner of HUD broad authority to require us to be replaced as the operator of those facilities in the event that the Commissioner determines there are operational deficiencies at such facilities under HUD regulations. Compliance with HUD's requirements can often be difficult because these requirements are not always consistent with the requirements of other federal and state agencies. Appealing a failed inspection can be costly and time-consuming and, if we do not successfully remediate the failed inspection, we could be precluded from obtaining HUD financing in the future or we may encounter limitations or prohibitions on our operation of HUD-insured facilities.

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

Operating Facilities. We operate 245 affiliated facilities in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin, with the operational capacity to serve approximately 27,000 patients as of December 31, 2021. Of the 245 facilities, we operate 176 facilities under long-term lease arrangements and have options to purchase 11 of those 176 facilities. The results of our operating facilities are reflected in our skilled services segment for our skilled nursing operations and in "All Other" category for our senior living operations.

The following table provides summary information regarding the location of our facilities, operational beds and units by property type as of December 31, 2021:

	Operated Facilities
	Leased without a Purchase Option		Leased with a Purchase Option		Owned		Total
	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units
California	44	4,394	—	—	7	749	51	5,143
Texas	46	5,690	5	714	18	2,377	69	8,781
Arizona	21	2,760	—	—	11	1,758	32	4,518
Wisconsin	—	—	—	—	2	100	2	100
Utah	12	1,311	2	159	7	684	21	2,154
Colorado	12	1,096	1	125	7	701	20	1,922
Washington	11	1,023	—	—	2	204	13	1,227
Idaho	7	551	—	—	5	454	12	1,005
Nebraska	5	336	—	—	2	350	7	686
Kansas	—	—	3	325	4	493	7	818
Iowa	6	399	—	—	—	—	6	399
South Carolina	—	—	—	—	4	424	4	424
Nevada	1	92	—	—	—	—	1	92
	165	17,652	11	1,323	69	8,294	245	27,269

The following table sets forth the location of our facilities and the number of operational beds and units located at our skilled nursing, senior living and campus facilities as of December 31, 2021:

	Facility Counts				Bed / Unit Counts
	Skilled Nursing Operations	Senior Living Communities	Campus Operations	Total	Skilled Nursing Beds	Senior Living Units	Total Beds / Units
California	50	—	1	51	5,078	65	5,143
Texas	64	1	4	69	8,276	505	8,781
Arizona	29	—	3	32	4,203	315	4,518
Wisconsin	2	—	—	2	100	—	100
Utah	18	2	1	21	1,991	163	2,154
Colorado	14	5	1	20	1,303	619	1,922
Washington	13	—	—	13	1,227	—	1,227
Idaho	11	—	1	12	984	21	1,005
Nebraska	4	1	2	7	385	301	686
Kansas	—	—	7	7	601	217	818
Iowa	4	—	2	6	368	31	399
South Carolina	4	—	—	4	424	—	424
Nevada	1	—	—	1	92	—	92
	214	9	22	245	25,032	2,237	27,269

Real Estate Properties. As of December 31, 2021, we owned 100 real estate properties in Arizona, California, Colorado, Idaho, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin, which include 69 of the 245 facilities that we operate and manage. Of our 100 real estate properties, 32 senior living operations are leased to and operated by Pennant as part of the Spin-Off. Two of the senior living operations leased by Pennant are located on the same real estate properties as skilled nursing facilities that we own and operate. We further own the real estate property of our Service Center location and continue to lease a portion of the office space to third-party tenants. Our real estate segment reflects the results of operations for our owned real estate properties.

The following table provides summary information regarding the location of our owned real estate properties as of December 31, 2021:

	Owned and Operated by Ensign(1)	Owned and Leased to Pennant(1)	Service Center	Total Properties(1)
California(1)	7	3	1	10
Texas(1)	18	6	—	23
Arizona	11	1	—	12
Wisconsin	2	19	—	21
Utah	7	—	—	7
Colorado	7	—	—	7
Washington	2	—	—	2
Idaho	5	2	—	7
Nebraska	2	—	—	2
Kansas	4	—	—	4
South Carolina	4	—	—	4
Nevada	—	1	—	1
	69	32	1	100
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

Item 3.        LEGAL PROCEEDINGS
Regulatory Matters — Laws and regulations governing Medicare and Medicaid programs are complex and subject to review and interpretation. Compliance with such laws and regulations is evaluated regularly, the results of which can be subject to future governmental review and interpretation, and can include significant regulatory action with fines, penalties, and exclusion from certain governmental programs. Included in these laws and regulations are rules requiring vaccination of employees and HIPAA, the terms of which require healthcare providers (among other things) to safeguard the privacy and security of certain patient protected health information.

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

The skilled nursing and post-acute care industry is heavily regulated. As such, we and our independent operating subsidiaries are continuously subject to state and federal regulatory scrutiny, supervision and control in the ordinary course of business. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition to being subject to direct regulatory oversight from state and federal agencies, the skilled nursing and post-acute care industry is also subject to regulatory requirements which could result in civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement; authorities could also seek the suspension or exclusion of the provider or individual from participation in their programs. We believe that there has been, and will continue to be, an increase in governmental investigations of long-term care providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on our financial position, results of operations, and cash flows.

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

Medicare Revenue Recoupments — We and our independent operating subsidiaries are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments resulting from reviews conducted via RAC, Program Safeguard Contractors, and Medicaid Integrity Contractors (collectively referred to as Reviews). For several months during the COVID-19 pandemic, CMS suspended its Targeted Probe and Educate Program. Beginning in August 2020, CMS resumed Targeted Probe and Educate Program activity. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. We anticipate that these Reviews could increase in frequency in the future. As of December 31, 2021 and subsequently, thirteen of our independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process.

Item 4.        MINE SAFETY DISCLOSURES

    None.
PART II.

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded under the symbol “ENSG” on the NASDAQ Global Select Market since our initial public offering on November 8, 2007. Prior to that time, there was no public market for our common stock. As of February 4, 2022, there were approximately 287 holders of record of our common stock.

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act or the Exchange Act that might incorporate future filings, including the Annual Report on Form 10-K, in whole or in part, the Stock Performance Graph and supporting data which follows shall not be deemed to be incorporated by reference into any such filings except to the extent that we specifically incorporate any such information into any such future filings.

The graph below shows the cumulative total stockholder return of investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2016 in (i) our common stock, (ii) the Skilled Nursing Facilities Peer Group 1 and (iii) the NASDAQ Market Index. Our stock price performance shown in the graph below is not indicative of future stock price performance.

On October 1, 2019, Ensign completed the Spin-Off of The Pennant Group, Inc. (Pennant) with the pro rata distribution of 1.18 shares of Pennant’s common stock for every share of Ensign’s common stock to our stockholders, pursuant to which Pennant became an independent company. Pennant's stock traded at $6.15 at opening price on the first day of trading and closed at $15.09. Ensign's stock price was reduced by the same value on the same day. For the purpose of this graph, the effect of the final separation of Pennant is reflected in the cumulative total return of Ensign Common Stock as a reinvested dividend.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN*
Among Ensign Group, the NASDAQ Composite Index and Our Peer Group
December 2021

*Assumes $100 invested on December 31, 2016 in stock in index, including reinvestment of dividends.

	December 31,
	2016	2017	2018	2019	2020	2021
The Ensign Group, Inc.(2)	$100.00	$100.76	$177.00	$226.33	$361.19	$421.64
NASDAQ Market Index	$100.00	$129.64	$125.96	$172.18	$249.51	$304.85
Peer Group(1)	$100.00	$103.72	$125.95	$156.19	$154.17	$161.42

(1) The current composition of our Peer Group is as follows: Amedysis, Inc., CareTrust REIT Inc., Encompass Healthcare Corp., LTC Properties, Inc., National Healthcare Corporation, National Health Investors, Inc., Omega Healthcare Investors, Inc., Select Medical Holdings Corp. and Welltower Inc.
(2) The value displayed only incorporates the value of The Ensign Group, Inc. stock and does not incorporate the value shareholders received in connection with our spin-offs of CareTrust REIT Inc. and The Pennant Group, Inc.

Dividend Policy

We do not have a formal dividend policy, but we currently intend to continue to pay regular quarterly dividends to the holders of our common stock. We have been a dividend-paying company since 2002 and have increased our dividend every year for the last 19 years.

Issuer Repurchases of Equity Securities

Stock Repurchase Programs. As approved by the Board of Directors on October 21, 2021, we entered into a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months that started on October 29, 2021. Under this program, we are authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. During the year ended December 31, 2021, we repurchased 0.1 million shares of our common stock for $10.1 million. Subsequent to December 31, 2021, we repurchased 0.1 million shares of our common stock for $9.9 million. On February 9, 2022, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months that starts on February 10, 2022.

As approved by the Board of Directors on March 4, 2020 and March 13, 2020, we entered into two stock repurchase programs pursuant to which we are authorized to repurchase up to $20.0 million and $5.0 million, respectively, of our common stock under the programs for a period of approximately 12 months. Under these programs, we are authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. During the first quarter of 2020, we repurchased 0.5 million and 0.2 million shares of our common stock for $20.0 million and $5.0 million, respectively. These repurchase programs expired upon the repurchase of the full authorized amount under the two plans.

As approved by the Board of Directors on August 26, 2019, we entered into a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months. Under this program, we are authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. We repurchased 0.1 million shares of our common stock for a total of $6.4 million in fiscal year 2019 before the stock repurchase program was cancelled in the first quarter of 2020.

A summary of the repurchase activity for the year ended December 31, 2021 and subsequently is as follows (dollars in millions, except per share amounts):

Period	Total Number of Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - December 31, 2021(1)	132,268	$76.47	132,268	$9.9
January 1 to January 31, 2022(1)	133,328	$74.09	133,328	$—
(1) These purchases were effectuated through a Rule 10b5-1 trading plan adopted by the Company on October 21, 2021.

Item 6. [RESERVED]

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
For discussion of 2019 items and year-over-year comparisons between 2020 and 2019 that are not included in this 2021 Form 10-K, refer to “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” found in our Form 10-K for the year ended December 31, 2020, that was filed with the Securities and Exchange Commission on February 3, 2021.
Overview
We are a provider of health care services across the post-acute care continuum, engaged in the ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare related properties and other ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. Our operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, senior living and other ancillary services. As of December 31, 2021, we offered skilled nursing, senior living and rehabilitative care services through 245 skilled nursing and senior living facilities. Of the 245 facilities, we operated 176 facilities under long-term lease arrangements and have options to purchase 11 of those 176 facilities. Our real estate portfolio includes 100 owned real estate properties, which included 69 facilities operated and managed by us, 32 senior living operations leased to and operated by The Pennant Group, Inc., or Pennant, as part of the spin-off transaction that occurred in October 2019 (Spin-Off), and the Service Center location. Of the 32 real estate operations leased to Pennant, two senior living operations are located on the same real estate properties as skilled nursing facilities that we own and operate.

Ensign is a holding company with no direct operating assets, employees or revenues. Our operating subsidiaries are operated by separate, independent entities, each of which has its own management, employees and assets. In addition, certain of our wholly owned subsidiaries, referred to collectively as the Service Center, provide centralized accounting, payroll, human resources, information technology, legal, risk management and other centralized services to the other operating subsidiaries through contractual relationships with such subsidiaries. We also have a wholly owned captive insurance subsidiary (or the Captive Insurance) that provides some claims-made coverage to our operating subsidiaries for general and professional liability, as well as coverage for certain workers’ compensation insurance liabilities and our captive real estate trust owns and operates our real estate portfolio. Our captive real estate investment trust (Standard Bearer REIT) owns and manages our real estate business. References herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar terms in this Annual Report, are not meant to imply, nor should they be construed as meaning, that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the subsidiaries are operated by The Ensign Group.
Recent Activities
Captive Real Estate Investment Trust — On January 1, 2022, we completed our plan to form Standard Bearer REIT. Standard Bearer REIT is a holding company with subsidiaries that own most of our real estate portfolio. We expect the REIT structure will allow us to better demonstrate the growing value of our owned real estate and provides us with an efficient vehicle for future acquisitions of properties that could be operated by Ensign affiliates or other third parties. We believe this structure will give us new pathways to growth with transactions we would not have considered in the past. Standard Bearer REIT intends to qualify and elects to be taxed as a REIT, for U.S. federal income tax purposes, commencing with its taxable year ending December 31, 2022.
The real estate portfolio in Standard Bearer REIT consists of selected 93 of our 100 owned real estate properties. Of the 93 owned real estate properties in Standard Bearer REIT, 65 facilities are operated by Ensign operating subsidiaries and 30 are leased to and operated by Pennant. Of the 30 real estate operations leased to Pennant, two senior living operations are located on the same real estate properties as skilled nursing facilities that we own and operate.
The fair value of Standard Bearer REIT's real estate portfolio is approximately $1.0 billion. The fair value was determined by a third party independent valuation specialist and incorporated each property's rental income, capitalization rate, rental yield rate and discount rate as appropriate.
On January 1, 2022, as part of the formation of Standard Bearer REIT, certain of our operating subsidiaries and the 65 Standard Bearer REIT subsidiaries entered into five "triple-net" master lease agreements (collectively, the Standard Bearer REIT Master Leases). The lease period ranges from 15 to 19 years with three five-year renewal option beyond the initial term, on the same terms and conditions. The rent structure under the Standard Bearer REIT Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the operating subsidiaries are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total annual rental income under the Standard Bearer REIT Master Lease is approximately $54.0 million. In addition, as we expand our real estate portfolio through our acquisition strategy, we anticipate that the acquired real estate will be included in Standard Bearer REIT.
Standard Bearer REIT has no employees. Personnel and service provided to Standard Bearer REIT by the Service Center are pursuant to the management agreement between Standard Bearer REIT and the Service Center. The management agreement provides for a base management fee and an incentive management fee, payable in cash, among other terms. The base management fee for each applicable period is equal to 5% of the total revenue of Standard Bearer REIT. The incentive management fee is equal to 5% of funds from operations (FFO) and is capped at 1% of total revenue. In addition, operating expenses incurred by the Service Center on Standard Bearer REIT's behalf, which includes the cost of legal, tax, consulting, accounting and other similar services rendered by the Service Center, its advisers or other third parties, are reimbursed by Standard Bearer REIT.
Standard Bearer REIT will obtain its funding through various sources including operating cash flows, access to debt arrangements and intercompany loans. The intercompany debt arrangements include mortgage loans and a credit revolver between the Ensign Group, Inc., the real estate properties and Standard Bearer REIT and will fund acquisitions and working capital needs. The interest rate under the credit revolver is a base rate plus a margin ranging from 0.50% to 1.50% per annum or LIBOR plus a margin range from 1.50% to 2.50% per annum. The intercompany mortgage loan amount is $93.0 million. There is currently no outstanding debt under the intercompany credit revolver. In addition, as the Department of Housing and Urban Development (HUD) mortgage loans and promissory notes are entered into by our real estate properties, these debts in the aggregate amount of $160.0 million are included in Standard Bearer REIT.
Coronavirus Update — We are continuing to closely monitor the impact of the global COVID-19 pandemic on our business and are taking proactive steps designed to protect the health and safety of our residents and employees and to maintain business continuity. As the vaccines became accessible in all 50 states, we began to see a significant decline in COVID-19 cases in our affiliated operations as we worked diligently to vaccinate all of our willing residents and staff. While we saw declining COVID-19 cases during the summer of 2021 as a result of vaccination efforts, introductions of variants have caused spikes in the number of COVID cases. Our primary focus throughout the COVID-19 pandemic has remained ensuring the health and safety of our patients, residents, employees, and their respective families. We continue to implement measures necessary to provide the safest possible environment within our sites of service, taking into consideration the vulnerable nature of our patients and the unique exposure risks of our staff.
During the year, combined Same Facilities and Transitioning Facilities occupancy declined by 0.4% and skilled mix increased by 0.6% compared to 2020. In 2020, our occupancy, which was at its highest point prior to the pandemic, started to decline in mid-February and continued to decrease to its lowest point in December 2020. As the vaccine distribution commenced and infection rates began to decline, our occupancy rates started to recover in the first quarter of 2021 and continued throughout 2021. The improvements in occupancy were due to our operations developing innovative approaches to confront the occupancy declines, including strategic partnerships with upstream and downstream continuum partners and increasing clinical competencies to treat high-acuity patients, including those that are COVID-19 positive. Additionally, we have seen increases in hospital volumes for surgeries. Some operations added COVID-19 wings, while others became COVID-19 dedicated facilities, enabling an important offloading of strained hospital capacity. Even with COVID-19 demands waning, the partnerships developed during the pandemic will continue to benefit us into the future.
More specifically as a result of our local, one operation at a time approach, our Same Facilities and Transitioning Facilities occupancy rebounded by 3.1% and 4.8%, respectively, during the second quarter of 2021 compared to the fourth quarter of 2020. As the Delta variant and the recent Omicron variant become the dominant form of COVID-19 in the U.S. and elsewhere, many states and areas in which our communities are located are experiencing new COVID-19 caseloads. The rise of COVID-19 cases in the third quarter of 2021 and continuing through early 2022 has slowed down our census recoveries. Our monthly occupancy for Same Facilities and Transitioning Facilities grew 85 basis points from July 2021 to December 2021 after growth had accelerated sequentially by 337 basis points from December 2020 to June 2021. Occupancy at the end of 2021 has recovered 53.8% from the lowest point in 2020. We expect sequential monthly occupancy to again grow starting in the first quarter of 2022, but at a slightly more moderated rate. By strengthening existing partnerships, creating new partnerships and most importantly, demonstrating clinical capabilities and favorable outcomes, our census has continued to stabilize. We believe our operations are primed to rebuild occupancies and continue to gain additional market share as a result of relationships with acute care providers and other health care partners.
During the year ended December 31, 2021, we received approximately $11.6 million in provider relief fund distributions (Provider Relief Fund) from the Coronavirus Aid, Relief and Economic Security Act of 2020 (the CARES Act) from the federal government. To date, we have returned all Provider Relief Funds that we received. Further, in March 2021, we repaid the remaining $102.0 million of Medicare Accelerated and Advance Payment Program funds. On September 10, 2021, HHS made an additional round of $17.0 billion in Provider Relief Fund available to support healthcare-related expenses or lost revenue attributable to COVID-19. We have not received any funding related to the additional round of Provider Relief Fund distributions.
During the year ended December 31, 2021 and 2020, we received state relief funding of $70.5 million and $51.9 million and recognized $75.2 million and $45.4 million, respectively, as revenue. Our unapplied state funding as of December 31, 2021 and 2020 was $1.8 million and $6.5 million, respectively. See Note 3, COVID-19 Update in the Notes to the Consolidated Financial Statements.
The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due by December 31, 2021 and the remaining 50% due by December 31, 2022. We recorded $48.3 million of deferred payments of social security taxes as a liability in 2020, of which $24.2 million was paid out in the fourth quarter of 2021 and the remaining liabilities will be paid in the fourth quarter of 2022.
Until the COVID-19 pandemic has been resolved as a public health crisis, it has the potential to cause further and more severe disruption of the global and national economies. Despite these challenges, we believe we are well-positioned to operate effectively in the current environment. Our forecasted metrics may be modified as the pace of the recovery in our volumes and costs of services and supplies become clearer over the coming months.

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
HUD Mortgage Loans — During the year ended December 31, 2021, four of our subsidiaries entered into HUD mortgage loans in the aggregate amount of approximately $45.0 million. The mortgage loans are insured with HUD, which subjects these subsidiaries to HUD oversight and periodic inspections. Loan proceeds were used to fund acquisitions, to renovate and upgrade existing and future facilities, to cover working capital needs and for other business purposes.
Common Stock Repurchase Program — On October 21, 2021, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months that starts on October 29, 2021. During the year ended December 31, 2021, we repurchased approximately 0.1 million shares of our common stock for $10.1 million. Subsequent to December 31, 2021, we repurchased approximately 0.1 million shares of our common stock for $9.9 million. This repurchase program expired upon the repurchase of the full authorized amount under the plan. On February 9, 2022, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months that starts on February 10, 2022.

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
•Skilled revenue - The amount of routine revenue generated from patients in the skilled nursing facilities who are receiving higher levels of care under Medicare, managed care, Medicaid, or other skilled reimbursement programs. The other skilled patients who are included in this population represent very high acuity patients who are receiving high levels of nursing and ancillary services which are reimbursed by payors other than Medicare or managed care. Skilled revenue excludes any revenue generated from our senior living services.
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
•Average daily rates — The routine revenue by payor source for a period at the skilled nursing facilities divided by actual patient days for that revenue source for that given period. These rates exclude additional state relief funding, which includes payments we recognized as part of The Family First Coronavirus Response Act.
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
Skilled Mix — Like most skilled nursing providers, we measure both patient days and revenue by payor. Medicare, managed care and other skilled patients, whom we refer to as high acuity patients, typically require a higher level of skilled nursing and rehabilitative care. Accordingly, Medicare and managed care reimbursement rates are typically higher than from other payors. In most states, Medicaid reimbursement rates are generally the lowest of all payor types. Changes in the payor mix can significantly affect our revenue and profitability.

The following table summarizes our overall skilled mix from our skilled nursing services for the periods indicated as a percentage of our total skilled nursing routine revenue and as a percentage of total skilled nursing patient days:

	Year Ended December 31,
Skilled Mix:	2021	2020

Days	31.7%	31.7%
Revenue	52.3%	53.1%
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

The following table summarizes our overall occupancy statistics for skilled nursing operations for the periods indicated:

	Year Ended December 31,
Occupancy for skilled services:	2021	2020
Operational beds at end of period	25,032	23,172
Available patient days	8,895,949	8,392,147
Actual patient days	6,478,810	6,171,198
Occupancy percentage (based on operational beds)	72.8%	73.5%

Segments
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

Revenue Sources
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

Real Estate
We generate rental revenue primarily by leasing post-acute care properties we acquired to healthcare operators under triple-net lease arrangements, whereby the tenant is solely responsible for the costs related to the property, including property taxes, insurance, and maintenance and repair costs, subject to certain exceptions. As of December 31, 2021, our real estate portfolio comprised of 100 real estate properties. Of these properties, 69 are leased to affiliated skilled nursing facilities wholly owned and managed by us, 32 are leased to senior living operations wholly owned and managed by Pennant and our Service Center property, which is leased to our Service Center and numerous third parties for commercial office space. Of the 32 real estate operations leased to Pennant, two senior living operations are located on the same real estate properties as skilled nursing facilities that the Company owns and operates. During the year ended December 31, 2021, we generated rental revenues of $65.5 million, of which $49.6 million was derived from affiliated wholly owned healthcare operators, and therefore eliminated in consolidation.
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
Facility Rent - Cost of Services. Rent - cost of services consists solely of base minimum rent amounts payable under lease agreements to third-party real estate owners. Our operating subsidiaries lease and operate but do not own the underlying real estate and these amounts do not include taxes, insurance, impounds, capital reserves or other charges payable under the applicable lease agreements. Expenses related to leasing our operations other than rent are included in cost of services.
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

Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). The preparation of these financial statements and related disclosures requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We believe that the application of the following accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements.
Variable consideration within revenue recognition — Revenue recognized from healthcare services are adjusted for estimates of variable consideration to arrive at the transaction price. We determine the transaction price based on contractually agreed-upon amounts or rates, adjusted for estimates of variable consideration. We use the expected value method in determining the variable component that should be used to arrive at the transaction price, using contractual agreements and historical reimbursement experience within each payor type. The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If actual amounts of consideration ultimately received differ from our estimates, we adjust these estimates, which would affect net service revenue in the period such variances become known.
Self-insurance for general and professional liability — The self-insured retention and deductible limits for general and professional liability for all states are self-insured through our wholly owned captive insurance subsidiary (the Captive Insurance), the related assets and liabilities of which are included in the accompanying consolidated balance sheets. Our general and professional liability as of December 31, 2021 and 2020 was $69.7 million and $60.9 million, respectively.
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

Results of Operations
We believe we exist to dignify and transform post-acute care. We set out a strategy to achieve our goal of ensuring our patients are receiving the best possible care through our ability to acquire, integrate and improve our operations. Our results serve as a strong indicator that our strategy is working and our transformation is underway. As vaccines became available in the communities we serve, we began to see a recovery in our census during the first quarter of 2021, which has improved throughout 2021. Despite the emergence of COVID-19 variants in late 2021, which has led to spikes in COVID-19 caseloads and slowed down our census recoveries starting in the beginning of the third quarter of 2021, we continue to experience healthy growth in both revenue and operational earnings.
Our net revenue for the year ended December 31, 2021 continued to be impacted by COVID-19. The Emergency Waivers issued by CMS, including a waiver of the requirement to have a three-day stay in a hospital to get Medicare coverage of a skilled nursing stay as well as the authorization of renewed skilled nursing facility coverage without having to start a new benefit period for certain beneficiaries who recently exhausted their skilled nursing facility benefits, continued into 2021 and remain in effect at the beginning of 2022. In addition, we continued to receive state relief funding in selected states, which has been designed to enhance reimbursement to provide additional funding to cover COVID-19 related expenses. For the year ended December 31, 2021, we recorded state relief revenue of $75.2 million, respectively, which directly offset against COVID-19 related expenses we incurred in those states. See Recent Activities for further information.
Since 2016, our total revenue increased $1.2 billion, or 82.8%, representing a 12.8% compound annual growth rate (CAGR) while our diluted GAAP earning per share (EPS) from continued operations grew by $2.86 from 2016 to $3.42, representing a 35.2% CAGR. Over the past year, we have continued to make progress on targeted initiatives, including our foundational structure of local operations that are the centers of excellence in the communities they serve. As part of this focus, we have been able to expand our relationships with doctors, hospitals and managed care plans. Revenue from our skilled services collectively increased by 10.3%. We have also strengthened our collection process and identified non-clinical areas where we can manage spending. These operational fundamentals coupled with the reduction of interest expense due to the deferral of payroll tax payments and cash generated from strong fiscal year performance.
The following table sets forth details of operating results for our revenue, expenses and earnings, and their respective components, as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2021	2020

Revenue:
Service revenue	99.4%	99.4%
Rental revenue	0.6	0.6
Total revenue	100.0%	100.0%
Expense:
Cost of services	76.9	77.6
Rent—cost of services	5.3	5.4
General and administrative expense	5.8	5.4
Depreciation and amortization	2.1	2.3
Total expenses	90.1	90.7
Income from operations	9.9	9.3
Other income (expense):
Interest expense	(0.3)	(0.4)
Other income	0.2	0.2
Other expense, net	(0.1)	(0.2)
Income before provision for income taxes	9.8	9.1
Provision for income taxes	2.3	2.0
Net income	7.5	7.1
Less: net income attributable to noncontrolling interests	0.1	—
Net income attributable to The Ensign Group, Inc.	7.4%	7.1%

	Year Ended December 31,
	2021	2020

Segment Income(1)	(In thousands)
Skilled services	$373,603	$327,812
Real estate(2)	$35,986	$31,323
Non-GAAP Financial Measures:
Performance Metrics
EBITDA	$313,377	$276,840
Adjusted EBITDA	$336,572	$292,751
FFO for real estate segment	$55,712	$49,541

Valuation Metric
Adjusted EBITDAR	$475,905
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

Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•stock-based compensation expense;
•costs incurred related to real estate due diligence;
•business interruption gain;
•results related to operations not at full capacity;
•gain on sale of assets;
•acquisition related costs; and
•costs incurred related to new systems implementation.
Funds from Operations (FFO)
We consider FFO to be a useful supplemental measure of the operating performance of our real estate segment. Historical cost accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time as evidenced by the provision for depreciation. However, since real estate values have historically risen or fallen with market conditions, many real estate investors and analysts have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient. In response, the National Association of Real Estate Investment Trusts (NAREIT) created FFO as a supplemental measure of operating performance for REITs, which excludes historical cost depreciation from net income. We define (in accordance with the definition used by NAREIT) FFO to consist of real estate segment income, excluding depreciation and amortization related to real estate, gains or losses from sales of real estate, insurance recoveries related to real estate and impairment of depreciable real estate assets.

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

The table below reconciles net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods presented:

	Year Ended December 31,
	2021	2020

Consolidated statements of income data:	(In thousands)
Net income	$197,725	$171,364
Less: net income attributable to noncontrolling interests	3,073	886
Add: Interest expense, net	2,461	5,549
Provision for income taxes	60,279	46,242
Depreciation and amortization	55,985	54,571
EBITDA	$313,377	$276,840

Stock-based compensation	18,678	14,524
Legal, transactional and other costs(a)	5,689	—
Business interruptions gain and gain on sale of assets	(2,365)	—
Results related to operations not at full capacity	585	1,183
Acquisition related costs(b)	384	104
Costs incurred related to new systems implementation	186	—
Rent related to items above	38	100
Adjusted EBITDA	$336,572	$292,751
Rent—cost of services	139,371	129,926
Less: rent related to items above	(38)	(100)
Adjusted rent	139,333	129,826
Adjusted EBITDAR	$475,905

(a) Legal, transactional and other costs incurred related to the formation of Standard Bearer REIT and other real estate related activities.
(b) Costs incurred to acquire operations which are not capitalizable.
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
The following table sets forth details of operating results for our revenue and earnings, and their respective components, by our reportable segment for the periods indicated:

	Year Ended December 31, 2021
	Skilled services	Real estate	All Other(1)	Eliminations	Consolidated
Total revenue	$2,523,234	$65,536	$88,242	$(49,551)	$2,627,461
Total expenses, including other expense, net	2,149,631	29,550	240,267	(49,551)	2,369,897
Segment income (loss)	373,603	35,986	(152,025)	—	257,564
Gain from sale of real estate(2)					440
Income before provision for income taxes					$258,004
(1) General and administrative expense is included in the "all other" category.
(2) Gain from sale of real estate includes gains or losses from the sale of real estate, insurance recoveries related to real estate properties and impairment charges from operations.

	Year Ended December 31, 2020
	Skilled services	Real estate	All Other(1)	Eliminations	Consolidated
Total revenue	$2,288,182	$61,275	$99,257	$(46,118)	$2,402,596
Total expenses, including other expense, net	1,960,370	29,952	238,033	(46,118)	2,182,237
Segment income (loss)	327,812	31,323	(138,776)	—	220,359
Loss from sale of real estate and impairment charges(2)					(2,753)
Income before provision for income taxes					$217,606
(1) General and administrative expense is included in the "all other" category.
(2) Gain from sale of real estate includes gains or losses from the sale of real estate, insurance recoveries related to real estate properties and impairment charges from operations.

Our total revenue increased $224.9 million, or 9.4%, compared to the year ended December 31, 2020. The increase in revenue from same facility and transitioning operations was primarily driven by the increase in skilled service revenue per patient day, along with the impact of acquisitions. Total revenue from operations acquired on or subsequent to January 1, 2020 increased our consolidated revenue by $126.1 million during the year ended December 31, 2021, when compared to the same period in 2020. In addition, we recorded $75.2 million of state relief revenue during the year ended in 2021 compared to $45.4 million in 2020, which correlated directly to the additional COVID-19 related expenses incurred. All state relief revenue is included in Medicaid revenue.

Skilled Services Segment

Revenue

The following table presents the skilled services revenue and key performance metrics by category during the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Change	% Change

Total Facility Results:	(Dollars in thousands)
Skilled services revenue	$2,523,234	2,288,182	$235,052	10.3%
Number of facilities at period end	214	197	17	8.6%
Number of campuses at period end*	22	22	—	—%
Actual patient days	6,478,810	6,171,198	307,612	5.0%
Occupancy percentage — Operational beds	72.8%	73.5%		(0.7)%
Skilled mix by nursing days	31.7%	31.7%		—%
Skilled mix by nursing revenue	52.3%	53.1%		(0.8)%

	Year Ended December 31,
	2021	2020	Change	% Change

Same Facility Results(1):	(Dollars in thousands)
Skilled services revenue	$2,006,609	$1,926,574	$80,035	4.2%
Number of facilities at period end	165	165	—	—%
Number of campuses at period end*	15	15	—	—%
Actual patient days	5,064,374	5,111,446	(47,072)	(0.9)%
Occupancy percentage — Operational beds	73.9%	74.4%		(0.5)%
Skilled mix by nursing days	33.3%	33.1%		0.2%
Skilled mix by nursing revenue	54.2%	54.6%		(0.4)%

	Year Ended December 31,
	2021	2020	Change	% Change

Transitioning Facility Results(2):	(Dollars in thousands)
Skilled services revenue	$368,849	$338,138	$30,711	9.1%
Number of facilities at period end	27	27	—	—%
Number of campuses at period end*	6	6	—	—%
Actual patient days	992,762	986,798	5,964	0.6%
Occupancy percentage — Operational beds	69.5%	69.2%		0.3%
Skilled mix by nursing days	27.8%	25.4%		2.4%
Skilled mix by nursing revenue	47.6%	45.9%		1.7%

	Year Ended December 31,
	2021	2020	Change	% Change

Recently Acquired Facility Results(3):	(Dollars in thousands)
Skilled services revenue	$147,776	$23,470	$124,306	NM
Number of facilities at period end	22	5	17	NM
Number of campuses at period end*	1	1	—	NM
Actual patient days	421,674	72,954	348,720	NM
Occupancy percentage — Operational beds	69.1%	75.5%		NM
Skilled mix by nursing days	20.9%	18.6%		NM
Skilled mix by nursing revenue	39.0%	32.1%		NM

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

Skilled services revenue increased $235.1 million, or 10.3%, compared to the year ended December 31, 2020. The primary changes were from increases in managed care revenue of $89.6 million or 24.4%, Medicaid custodial revenue of $120.1 million or 13.5%, other skilled revenue of $22.9 million or 15.3%, and private and other payors revenue increased by $2.7 million, or 1.7%. Medicare revenue remained consistent from the prior year.

The increase in revenue was primarily driven by strong performance across our skilled services operations. The negative impact of COVID-19 on our census started in mid-February 2020 and continued into the first quarter of 2021. Census began to recover in the second quarter of 2021 and continued throughout 2021. Our consolidated occupancy decreased by 0.7%, which includes operations acquired at lower occupancy, compared to the same period in the prior year. Consolidated patient days increased due to transitioning and newly acquired operations. The decline in consolidated occupancy was offset by the increase in average daily revenue rates and skilled days due to a shift in higher acuity. As COVID-19 cases decline, we have experienced a recovery in our census, which includes the return of our long-term care patients. This has a direct impact on our skilled days percentage as our long-term care patient days continue to climb and make up a higher percentage of the total patient days. Our ancillary revenue services also increased by 37.9%. In addition, we recorded $75.2 million of state relief revenue during the year ended in 2021 compared to $45.4 million in 2020, which correlated directly to the additional COVID-19 related expenses incurred.

Revenue in our Same Facilities increased $80.0 million, or 4.2% due to higher average daily revenue rates due to a shift toward higher acuity patients, offset by the decrease in occupancy of 0.5%, which primarily declined in the first three months in 2021 and has steadily increased since April 2021. The decline in our occupancy is mainly in our non-skilled patient days, which was offset by the shift toward higher acuity patients. Total revenue for Same Facilities included $58.4 million and $37.2 million of Medicaid revenue related to state relief funding for the years ended December 31, 2021 and 2020, respectively. Managed care revenue increased by $63.0 million or 19.8%, driven by increases in managed care days as our partnership with various managed care organizations, hospitals and the local communities strengthened.

Revenue generated by our Transitioning Facilities increased $30.7 million, or 9.1%, primarily due to increases in our daily rate and skilled mix days compared to the year ended December 31, 2020, demonstrating our ability to transition these healthcare operations that were acquired two and three years ago. In addition, we experienced a shift toward higher acuity patients as our skilled days increased by 10.1%.

Skilled services revenue generated by facilities purchased on or subsequent to January 1, 2020 (Recently Acquired Facilities) increased by approximately $124.3 million compared to the year ended December 31, 2020. We acquired 17 operations between January 1, 2021 and December 31, 2021 across five states.
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
The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate (1):

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Skilled Nursing Average Daily Revenue Rates:
Medicare	$689.50	$664.75	$679.15	$648.10	$674.89	$520.05	$687.18	$660.78
Managed care	503.31	494.19	478.30	472.82	475.07	517.92	498.97	491.53
Other skilled	545.88	534.56	425.87	358.37	520.18	293.04	534.40	525.51
Total skilled revenue	587.37	582.47	567.32	568.14	588.41	511.91	584.72	580.14
Medicaid	250.47	240.32	241.51	229.59	242.57	252.31	248.41	238.62
Private and other payors	237.35	232.80	234.39	220.31	242.32	230.30	237.21	230.52
Total skilled nursing revenue	$361.43	$352.69	$331.38	$314.49	$314.76	$297.01	$353.79	$345.92
(1) These rates exclude additional Federal Medical Assistance Percentages (FMAP) we recognized and include sequestration reversal of 2%.

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 3.7% and 4.8%, respectively, compared to the year ended December 31, 2020. The increase is attributable to the 1.2% net market basket increase that became effective in October 2021 coupled with our continued shift towards higher acuity patients. Included in revenue for the year ended December 31, 2021 is the twelve-month impact of the temporary suspension of the 2% Medicare sequestration, which started on May 1, 2020 and was extended through April 1, 2022. Revenue for the year ended December 31, 2020 included eight months of impact from the temporary suspension of the 2% Medicare sequestration.

Our average Medicaid rates increased 4.1% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states. Medicaid rates exclude the amount of state relief revenue we recorded.

Payor Sources as a Percentage of Skilled Nursing Services. We use our skilled mix as a measure of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods.

The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Percentage of Skilled Nursing Revenue:
Medicare	26.2%	29.8%	26.8%	30.5%	23.5%	23.1%	26.1%	29.8%
Managed care	19.3	16.4	17.1	13.7	9.2	8.4	18.4	16.0
Other skilled	8.7	8.4	3.7	1.7	6.3	0.6	7.8	7.3
Skilled mix	54.2	54.6	47.6	45.9	39.0	32.1	52.3	53.1
Private and other payors	6.6	7.0	7.7	8.5	8.3	12.8	6.9	7.3
Medicaid	39.2	38.4	44.7	45.6	52.7	55.1	40.8	39.6
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Percentage of Skilled Nursing Days:
Medicare	13.7%	15.8%	13.1%	14.8%	11.0%	13.2%	13.5%	15.6%
Managed care	13.9	11.7	11.9	9.1	6.1	4.8	13.0	11.2
Other skilled	5.7	5.6	2.8	1.5	3.8	0.6	5.2	4.9
Skilled mix	33.3	33.1	27.8	25.4	20.9	18.6	31.7	31.7
Private and other payors	10.1	10.5	10.8	12.2	10.7	16.6	10.2	10.9
Medicaid	56.6	56.4	61.4	62.4	68.4	64.8	58.1	57.4
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services

The following table sets forth total cost of services for our skilled services segment for the periods indicated (dollars in thousands):

	Year Ended December 31,		Change
	2021	2020	$	%

Cost of service	$1,944,461	$1,770,336	$174,125	9.8%
Revenue percentage	77.1%	77.4%		(0.3)%

Cost of services related to our skilled services segment increased $174.1 million, or 9.8%, due primarily to additional costs at new acquisitions, which accounted for $97.1 million of the increase. Cost of services as a percentage of revenue decreased by 0.3% to 77.1%. We experienced a decrease in cost associated with operational improvements.

Real Estate Segment

	Year Ended December 31,		Change
	2021	2020	$	%

Rental revenue generated from third-party tenants	$15,985	$15,157	$828	5.5%
Rental revenue generated from Ensign affiliated operations	49,551	46,118	3,433	7.4
Total rental revenue	$65,536	$61,275	$4,261	7.0%
Segment income	35,986	31,323	4,663	14.9
Depreciation and amortization	19,726	18,218	1,508	8.3
FFO	$55,712	$49,541	$6,171	12.5%

Rental revenue. Our rental revenue, including revenue generated from our affiliated facilities, increased by $4.3 million, or 7.0% to $65.5 million, compared to the year ended December 31, 2020. The increase in revenue is primarily attributable to acquisitions and CPI increases.

FFO. Our FFO increased $6.2 million, or 12.5% to $55.7 million, compared to the year ended December 31, 2020. The increase in FFO is primarily related to the increase in rental revenue and the decrease in interest expense.

All Other Service Revenue

Our other revenue decreased by $11.0 million, or 11.1% to $88.2 million, compared to the year ended December 31, 2020. Other revenue for 2021 includes senior living revenue of $48.4 million and revenue from other ancillary services of $39.8 million. The decrease in revenue is due to the impact of COVID-19, which negatively impacted services in our other ancillary services.

Consolidated Financial Expenses
Rent — cost of services. Our rent — cost of services as a percentage of total revenue decreased by 0.1% to 5.3%, primarily due to the growth in revenue outpacing the increase in rent expense.
General and administrative expense. General and administrative expense increased $22.0 million or 17.0%, to $151.8 million. This increase was primarily due to increases in wages and benefits due to enhanced performance and growth, as well as expenses incurred related to the formation of Standard Bearer REIT of $5.7 million. General and administrative expense increased by 0.4% to 5.8%, as a percentage of revenue.
Depreciation and amortization. Depreciation and amortization expense increased $1.4 million, or 2.6%, to $56.0 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations. Depreciation and amortization decreased 0.2%, to 2.1%, as a percentage of revenue.
Other expense, net. Other expense, net as a percentage of revenue decreased by 0.1%, to 0.1%. Other expense primarily includes interest expense related to borrowings under mortgage debt. As there was no outstanding debt under the Credit Facility, interest expense decreased.
Provision for income taxes.  Our effective tax rate was 23.4% for the year ended December 31, 2021, compared to 21.3% for the same period in 2020. The effective tax rate for both periods is driven by the impact of excess tax benefits from stock-based compensation, partially offset by non-deductible expenses. See Note 14, Income Taxes, in the Notes to the Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our Credit Facility. Our liquidity as of December 31, 2021 is impacted by cash generated from strong operational performance and the repayment of Medicare Accelerated and Advance Payment Program funds and deferral of the employer portion of social security taxes.
Historically, we have primarily financed the majority of our acquisitions through the financing of our operating subsidiaries through mortgages, our Credit Facility, and cash generated from operations. Cash paid to fund acquisitions was $104.1 million and $11.0 million for the years ended December 31, 2021 and 2020, respectively. Total capital expenditures for property and equipment were $69.6 million and $50.3 million for the years ended December 31, 2021 and 2020, respectively. We currently have approximately $70.0 million budgeted for renovation projects for 2022. We believe our current cash balances, our cash flow from operations and the amounts available under our Credit Facility will be sufficient to cover our operating needs for at least the next 12 months.

We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of December 31, 2021 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of December 31, 2021, we held debt security investments of approximately $50.3 million, which were split between AA, A and BBB rated securities. We believe our debt security investments that were in an unrealized loss position as of December 31, 2021 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.

As mentioned above, our primary sources of cash is from our ongoing operations. Our positive cash flows have supported our business and have allowed us to pay regular dividends to our stockholders. We currently anticipate that existing cash and total investments as of December 31, 2021, along with projected operating cash flows and available financing, will support our normal business operations for the foreseeable future.
On October 21, 2021, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months that starts on October 29, 2021. During the year ended December 31, 2021, we repurchased approximately 0.1 million shares of our common stock for $10.1 million. Subsequent to December 31, 2021, we repurchased approximately 0.1 million shares of our common stock for $9.9 million. This repurchase program expired upon the repurchase of the full authorized amount under the plan. On February 9, 2022, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months that starts on February 10, 2022. The share repurchase programs do not obligate us to acquire any specific number of shares. Under these programs, shares may be repurchased in privately negotiated and/or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Year Ended December 31,
	2021	2020

Net cash provided by/(used in):	(In thousands)
Operating activities	$275,684	$373,351
Investing activities	(173,907)	(58,666)
Financing activities	(76,138)	(137,298)
Net increase in cash and cash equivalents	25,639	177,387
Cash and cash equivalents beginning of period	236,562	59,175
Cash and cash equivalents at end of period	$262,201	$236,562
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities.
The $97.7 million decrease in cash provided by operating activities for the year ended December 31, 2021 compared to the same period in 2020, was primarily due to changes in working capital partially offset by higher net income. Changes in working capital was driven by a payment on the deferred employer portion of social security taxes in December 2021, timing of accounts receivable collections and payment of income taxes and expenses.
Investing Activities
Investing cash flows consist primarily of capital expenditures, investment activities, insurance proceeds and cash used for acquisitions.
The $115.2 million increase in cash used in investing activities for the year ended December 31, 2021, compared to the same period in 2020, was primarily due to an increase in cash used for acquisitions and capital expenditures of $93.1 million and $19.2 million, respectively, which are partially offset by an increase in cash from insurance proceeds of $6.1 million.
Financing Activities
Financing cash flows consist primarily of payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, repayment of the Medicare Accelerated and Advance Payment Program funds and sale of shares of common stock through employee equity incentive plans.

The $61.2 million decrease in cash used in financing activities for the year ended December 31, 2021, compared to the same period in 2020, was primarily due to the proceeds and repayment of the Medicare Accelerated and Advance Payment Program funds offset by net borrowing activity.

A discussion of our cash flows for the year ended December 31, 2019 is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, included in our

Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 3, 2021.
Material cash requirements from known contractual and other obligations

Total long-term debt obligations, net of debt discount, outstanding as of the end of each fiscal year were as follows:

	December 31,
	2021	2020	2019	2018	2017

	(In thousands)
Credit facilities and term loans	$—	$—	$210,000	$123,125	$190,625
Mortgage loan and promissory notes	159,967	117,806	120,350	122,955	125,394
Total	$159,967	$117,806	$330,350	$246,080	$316,019

Significant contractual obligations as of December 31, 2021 were as follows, including the future periods in which payments are expected:

	2022	2023	2024	2025	2026	Thereafter	Total

	(In thousands)
Operating lease obligations	$135,125	$133,389	$132,409	$132,304	$132,199	$1,173,645	$1,839,071
Long-term debt obligations	3,759	3,818	3,950	4,086	4,227	140,127	159,967
Interest payments on long-term debt	4,883	4,754	4,623	4,487	4,346	62,734	85,827
Total	$143,767	$141,961	$140,982	$140,877	$140,772	$1,376,506	$2,084,865
Not included in the table above are our actuarially determined self-insured general and professional malpractice liability, workers' compensation and medical (including prescription drugs) and dental healthcare obligations, which are broken out between current and long-term liabilities in our financial statements included in this Annual Report on Form 10-K.
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

As of December 31, 2021, we had approximately $6.7 million on the Credit Facility of borrowing capacity pledged as collateral to secure outstanding letters of credit, which is a reduction of $0.9 million from 2020.

Subsequent to December 31, 2021, we amended our Credit Facility to include Standard Bearer REIT as a co-borrower. All existing terms and conditions remained the same. As of December 31, 2021, and February 4, 2022, there was no outstanding debt under the Credit Facility.

Mortgage Loans and Promissory Notes

During the year ended December 31, 2021, four of our subsidiaries entered into HUD mortgage loans in the aggregate amount of $45.0 million. As a result, 23 of our subsidiaries have mortgage loans insured with HUD for an aggregate amount of $156.6 million, as of December 31, 2021, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates range of 3.1% to 4.2%, including fixed interest rates range of 2.4% to 3.3% per annum. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. For the majority of the loans, the prepayment fee is 10% during the first three years and is reduced by 3% in the fourth year of the loan, and reduced by 1% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The term of the mortgage loans are 25 to 35 years.

In addition to the HUD mortgage loans above, we have two promissory notes. The notes bear fixed interest rates of 5.0% and 5.3% per annum and the term of the notes are ten months and 12 years, respectively. The 12-year note, which was used for an acquisition, is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.
Operating Leases
During the fiscal year of 2021, 176 of our facilities are under long-term lease arrangements, of which 94 of the operations are under nine triple-net Master Leases and one stand-alone lease with CareTrust REIT, Inc. (CareTrust). The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each master lease, our individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%. At our option, we can extend the Master Leases for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease. Additionally, four of the 95 facilities leased from CareTrust include an option to purchase that we can exercise starting on December 1, 2024. In the second quarter of 2021, the Company added four operations and extended the term for one of the Master Leases for an additional 15 years. In the third quarter of 2021, we also added two operations and extended the term for one of the Master Leases for an additional 17 years. As a result, the total lease liabilities and right-of-use assets increased by $54.7 million and $63.4 million, respectively, to reflect the new lease obligations.
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
As of December 31, 2021, there was no outstanding debt under our Credit Facility. We have outstanding indebtedness under mortgage loans insured with HUD and two promissory notes to third parties of $160.0 million all of which are at fixed interest rates.

Our cash and cash equivalents as of December 31, 2021 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of December 31, 2021, we held debt security investments of approximately $50.3 million which were split between AA, A, and BBB rated securities. We believe our debt security investments that were in an unrealized loss position as of December 31, 2021 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of December 31, 2021 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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

The market transition from LIBOR to an alternative reference rate is expected to be complicated, including the development of term rates and credit adjustments to accommodate differences between LIBOR and the alternatives. During the transition period, LIBOR may exhibit increased volatility or become less representative. It is expected that U.S.-dollar LIBOR will be replaced with the Secured Overnight Financing Rate (SOFR) or the Bloomberg Short-Term Bank Yield Index (BSBY). The use of an alternative reference rate such as SOFR or BSBY (and the transition to that rate) will likely create uncertainty in our interest rate associated with our variable interest debt. Due to these uncertainties, we cannot be sure that our determination of interest under our agreement would materially approximate the current calculation in accordance with LIBOR.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE ENSIGN GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
The Ensign Group, Inc.
San Juan Capistrano, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Ensign Group, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Self-Insurance Liabilities (General and Professional Liability Claims) - Refer to Notes 2 and 18 to the financial statements

Critical Audit Matter Description

The Company's self-insurance liabilities for general and professional liability claims totaled $69.7 million at December 31, 2021. The Company develops information about the size of the ultimate claims based on historical experience, current industry information, and actuarial analysis.

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

•We tested known case reserves by making selections and obtaining the associated notice of claim and settlement support (if applicable), as well as inquiring with the Company as to the nature of each case reserve selection and the judgment rationale for the established reserve amount. Additionally, we selected external legal counsel and inquired about open cases handled by each legal firm and evaluated whether the information received from external legal counsel supported the known case reserves.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 9, 2022

We have served as the Company's auditor since 1999.

THE ENSIGN GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020

	(In thousands, except par values)
Assets
Current assets:
Cash and cash equivalents	$262,201	$236,562
Accounts receivable—less allowance for doubtful accounts of $11,213 and $8,718 at December 31, 2021 and 2020, respectively	328,731	305,062
Investments—current	13,763	13,449
Prepaid income taxes	5,452	1,224
Prepaid expenses and other current assets	29,562	26,659
Total current assets	639,709	582,956
Property and equipment, net	888,434	778,244
Right-of-use assets	1,138,872	1,025,510
Insurance subsidiary deposits and investments	36,567	32,105
Escrow deposits	—	100
Deferred tax assets	33,147	32,424
Restricted and other assets	47,046	33,155
Intangible assets, net	2,652	2,899
Goodwill	60,469	54,469
Other indefinite-lived intangibles	3,727	3,716
Total assets	$2,850,623	$2,545,578
Liabilities and equity
Current liabilities:
Accounts payable	$58,116	$50,901
Accrued wages and related liabilities (Note 3)	278,770	236,614
Lease liabilities—current	52,181	48,187
Accrued self-insurance liabilities—current	40,831	34,396
Advance payment liabilities (Note 3)	—	102,023
Other accrued liabilities	89,410	87,318
Current maturities of long-term debt	3,760	2,960
Total current liabilities	523,068	562,399
Long-term debt—less current maturities	152,883	112,544
Long-term lease liabilities—less current portion	1,056,515	950,320
Accrued self-insurance liabilities—less current portion	69,308	62,402
Other long-term liabilities	27,135	39,686
Total liabilities	$1,828,909	$1,727,351

Commitments and contingencies (Notes 15, 17 and 20)
Equity
Ensign Group, Inc. stockholders' equity:
Common stock: $0.001 par value; 100,000 shares authorized; 58,134 and 55,190 shares issued and outstanding at December 31, 2021, respectively, and 57,417 and 54,626 shares issued and outstanding at December 31, 2020, respectively	58	58
Additional paid-in capital	369,760	338,177
Retained earnings	733,992	551,055
Common stock in treasury, at cost, 2,944 and 2,791 shares at December 31, 2021 and 2020, respectively (Note 21)	(83,042)	(71,213)
Total Ensign Group, Inc. stockholders' equity	1,020,768	818,077
Non-controlling interest	946	150
Total equity	1,021,714	818,227
Total liabilities and equity	$2,850,623	$2,545,578
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2021	2020	2019

	(In thousands, except per share data)
Revenue:
Service revenue	$2,611,476	$2,387,439	$2,031,266
Rental revenue	15,985	15,157	5,258
Total revenue	$2,627,461	$2,402,596	$2,036,524
Expense:
Cost of services	2,019,879	1,865,201	1,620,628
Rent—cost of services	139,371	129,926	124,789
General and administrative expense	151,761	129,743	110,873
Depreciation and amortization	55,985	54,571	51,054
Total expenses	2,366,996	2,179,441	1,907,344
Income from operations	260,465	223,155	129,180
Other income (expense):
Interest expense	(6,849)	(9,362)	(15,662)
Other income	4,388	3,813	2,649
Other expense, net	(2,461)	(5,549)	(13,013)
Income before provision for income taxes	258,004	217,606	116,167
Provision for income taxes	60,279	46,242	23,954
Net income from continuing operations	197,725	171,364	92,213
Net income from discontinued operations, net of tax (Note 22)	—	—	19,473
Net income	197,725	171,364	111,686
Less:
Net income attributable to noncontrolling interests in continuing operations	3,073	886	523
Net income attributable to noncontrolling interests in discontinued operations (Note 22)	—	—	629
Net income attributable to noncontrolling interests	3,073	886	1,152
Net income attributable to The Ensign Group, Inc.	$194,652	$170,478	$110,534

Amounts attributable to The Ensign Group, Inc.:
Income from continuing operations attributable to The Ensign Group, Inc.	$194,652	$170,478	$91,690
Income from discontinued operations, net of income tax (Note 22)	—	—	18,844
Net income attributable to The Ensign Group, Inc.	$194,652	$170,478	$110,534
Net income per share attributable to The Ensign Group, Inc.:
Basic:
Continuing operations	$3.57	$3.19	$1.72
Discontinued operations	—	—	0.35
Basic	$3.57	$3.19	$2.07
Diluted:
Continuing operations	$3.42	$3.06	$1.64
Discontinued operations	—	—	0.33
Diluted	$3.42	$3.06	$1.97
Weighted average common shares outstanding:
Basic	54,486	53,434	53,452
Diluted	56,925	55,787	55,981
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total

Balance - January 1, 2019	52,584	$55	$284,384	$344,901	1,932	$(38,405)	$11,405	$602,340
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	1,050	1	11,784	—	—	—	—	11,785
Repurchase of common stock (Note 21)	(138)	—	—	—	138	(6,406)	—	(6,406)
Shares of common stock used to satisfy tax withholding obligations	(9)	—	—	—	9	(485)	—	(485)
Dividends declared (0.1925 per share)	—	—	—	(10,370)	—	—	—	(10,370)
Employee stock award compensation	—	—	11,746	—	—	—	—	11,746
Distribution of net assets to Pennant (Note 22)	—	—	—	(71,181)	—	—	(13,252)	(84,433)
Dividends received from Pennant (Note 22)	—	—	—	11,600	—	—	—	11,600
Repurchase of common stock attributable to subsidiary equity plan	—	—	—	—	—	—	(394)	(394)
Noncontrolling interest attributable to subsidiary equity plan	—	—	—	(2,991)	—	—	3,585	594
Cumulative effect of accounting change, net of tax (Note 17)	—	—	—	9,030	—	—	—	9,030
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(549)	(549)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	1,152	1,152
Net income attributable to the Ensign Group, Inc.	—	—	—	110,534	—	—	—	110,534
Balance - December 31, 2019	53,487	$56	$307,914	$391,523	2,079	$(45,296)	$1,947	$656,144
Issuance of common stock to employees and directors resulting from the exercise of stock options	979	1	12,654	—	—	—	—	12,655
Issuance of restricted stock, net of forfeitures	872	1	3,085	—	—	—	—	3,086
Shares of common stock used to satisfy tax withholding obligations	(20)	—	—	—	20	(917)	—	(917)
Dividends declared ($0.2025 per share)	—	—	—	(10,946)	—	—	—	(10,946)
Employee stock award compensation	—	—	14,524	—	—	—	—	14,524
Repurchase of common stock (Note 21)	(692)	—	—	—	692	(25,000)	—	(25,000)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	886	886
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(2,683)	(2,683)
Net income attributable to the Ensign Group, Inc.	—	—	—	170,478	—	—	—	170,478
Balance - December 31, 2020	54,626	$58	$338,177	$551,055	2,791	$(71,213)	$150	$818,227
Issuance of common stock to employees and directors resulting from the exercise of stock options	516	—	9,180	—	—	—	—	9,180
Issuance of restricted stock, net of forfeitures	201	—	3,725	—	—	—	—	3,725
Shares of common stock used to satisfy tax withholding obligations	(21)	—	—	—	21	(1,711)	—	(1,711)
Dividends declared ($0.2125 per share)	—	—	—	(11,715)	—	—	—	(11,715)
Employee stock award compensation	—	—	18,678	—	—	—	—	18,678
Repurchase of common stock (Note 21)	(132)	—	—	—	132	(10,118)	—	(10,118)
Deconsolidation of an ancillary business	—	—	—	—	—	—	(1,369)	(1,369)
Capital contribution from noncontrolling interest holder	—	—	—	—	—	—	2,000	2,000
Net income attributable to noncontrolling interest	—	—	—	—	—	—	3,073	3,073
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(2,908)	(2,908)
Net income attributable to the Ensign Group, Inc.	—	—	—	194,652	—	—	—	194,652
Balance - December 31, 2021	55,190	$58	$369,760	$733,992	2,944	$(83,042)	$946	$1,021,714
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$197,725	$171,364	$111,686
Net income from discontinued operations, net of tax	—	—	(19,473)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,985	54,571	51,054
Impairment of long-lived assets	—	2,681	4,144
Amortization of deferred financing fees	859	840	1,090
Non-cash leasing arrangement	485	451	318
Write-off of deferred financing fees	—	—	329
Deferred income taxes	(724)	(27,809)	3,490
Provision for doubtful accounts	2,609	7,058	2,444
Stock-based compensation	18,678	14,524	11,322
Cash received from insurance proceeds	2,382	—	1,599
(Gain)/loss on insurance claims and disposal of assets	(2,348)	625	(3,026)
Change in operating assets and liabilities
Accounts receivable	(30,771)	2,171	(60,424)
Prepaid income taxes	(4,228)	(485)	5,600
Prepaid expenses and other assets	(4,898)	(2,897)	(7,247)
Deferred employer portion of social security taxes	(24,154)	48,309	—
Cash surrender value of life insurance policy premiums	(10,953)	(6,577)	—
Operating lease obligations	(5,814)	(724)	(7,763)
Deferred compensation liability	11,078	6,615	—
Accounts payable	7,117	6,627	4,457
Accrued wages and related liabilities	47,701	68,365	47,386
Other accrued liabilities	1,297	17,536	11,353
Accrued self-insurance liabilities	13,724	10,293	6,286
Other long-term liabilities	(66)	(187)	4,302
Net cash provided by operating activities	275,684	373,351	168,927
Net cash provided by discontinued operating activities (Note 22)	—	—	23,296
Net cash provided by operating activities	275,684	373,351	192,223
Cash flows from investing activities:
Purchase of property and equipment	(69,550)	(50,326)	(71,541)
Cash payments for business acquisitions (Note 8)	(6,000)	—	(6,455)
Cash payments for asset acquisitions (Note 8)	(98,224)	(24,997)	(141,595)
Escrow deposits	100	(100)	(14,050)
Escrow deposits used to fund acquisitions	—	14,050	7,271
Cash from insurance proceeds	6,899	800	644
Cash proceeds from the sale of assets and ancillary business	1,854	412	7,407
Deconsolidation of an ancillary business	(1,984)	—	—
Cash payments for Medicare and Medicaid licenses	(106)	—
Purchases of investments	(32,257)	(21,708)	(12,332)
Maturities of investments	27,481	24,479	8,857
Other restricted assets	(2,120)	(1,276)	(2,236)
Net cash used in investing activities	(173,907)	(58,666)	(224,030)
Net cash used in discontinued investing activities (Note 22)	—	—	(22,985)
Net cash used in investing activities	(173,907)	(58,666)	(247,015)

Cash flows from financing activities:
Proceeds from debt (Note 15)	45,218	417,200	1,380,000
Payments on debt (Note 15)	(3,056)	(629,745)	(1,296,654)
Issuance of common stock upon exercise of options	9,180	12,654	8,503
Repurchase of shares of common stock to satisfy tax withholding obligations	(1,711)	(917)	(485)
Repurchase of shares of common stock (Note 21)	(10,118)	(25,000)	(6,406)
Dividends paid	(11,548)	(10,830)	(10,190)
Dividends received from Pennant	—	—	11,600
Cash retained by Pennant at spin-off	—	—	(47)
Non-controlling interest distribution	(2,908)	(2,683)	(549)
Contribution from noncontrolling interest	2,000	—	—
Payments of deferred financing costs	(1,172)	—	(2,494)
Proceeds from CARES Act Provider Relief Fund and Medicare Advance Payment Program (Note 3)	11,637	246,955	—
Repayments of CARES Act Provider Relief Fund and Medicare Advance Payment Program (Note 3)	(113,660)	(144,932)	—
Net cash (used in)/provided by financing activities	(76,138)	(137,298)	83,278
Net cash used in discontinued financing activities	—	—	(394)
Net cash (used in)/provided by financing activities	(76,138)	(137,298)	82,884
Net increase in cash and cash equivalents	25,639	177,387	28,092
Cash and cash equivalents beginning of period	236,562	59,175	31,083
Cash and cash equivalents end of period	$262,201	$236,562	$59,175

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,690	$9,920	$14,275
Income taxes	$65,547	$74,365	$20,158
Lease liabilities	$138,795	$129,569	$141,541
Non-cash financing and investing activity:
Accrued capital expenditures	$3,700	$3,400	$4,100
Accrued dividends declared	$3,035	$2,868	$2,705
Note receivable from insurance settlement	$—	$5,500	$—
Right-of-use assets obtained in exchange for new and modified operating lease obligations	$198,593	$24,599	$203,163
Distribution of net assets to Pennant	$—	$—	$84,433

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, shares and options in thousands, except per share data)

1. DESCRIPTION OF BUSINESS
The Company — The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company, through its operating subsidiaries, is a provider of health care services across the post-acute care continuum, engaged in the ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare-related properties and other ancillary businesses. As of December 31, 2021, the Company operated 245 facilities and other ancillary operations located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. The Company's operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, senior living and other ancillary services. The Company's operating subsidiaries have a collective capacity of approximately 25,000 operational skilled nursing beds and 2,200 senior living units. As of December 31, 2021, the Company operated 176 facilities under long-term lease arrangements, and had options to purchase 11 of those 176 facilities. The Company's real estate portfolio includes 100 owned real estate properties, which included 69 facilities operated and managed by the Company, 32 senior living operations leased to and operated by The Pennant Group, Inc., or Pennant, as part of the spin-off transaction that occurred in October 2019, and the Service Center location. Of those 32 senior living operations, two are located on the same real estate properties as skilled nursing facilities that the Company owns and operates.
Certain of the Company’s wholly-owned independent subsidiaries, collectively referred to as the Service Center, provide specific accounting, payroll, human resources, information technology, legal, risk management and other centralized services to the other operating subsidiaries through contractual relationships with such subsidiaries. The Company also has a wholly-owned captive insurance subsidiary (the Captive Insurance) that provides some claims-made coverage to the Company’s operating subsidiaries for general and professional liabilities, as well as coverage for certain workers’ compensation insurance liabilities.
On January 1, 2022, the Company completed its plan to form a captive real estate investment trust, which owns and manages its real estate business, called Standard Bearer Healthcare REIT, Inc. (Standard Bearer REIT). Standard Bearer REIT intends to qualify and elect to be taxed as a REIT, for U.S. federal income tax purposes, commencing with its taxable year ending December 31, 2022.
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
The consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest. Additionally, the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities are entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impacts" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. On October 1, 2021, the Company deconsolidated its VIE as this entity no longer met the requirements for consolidation. As of December 31, 2021, the Company has no VIEs. The Company's relationship with the VIE prior to deconsolidation was not material during the years ended December 31, 2021, 2020, and 2019.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the first quarter of 2019, the Company completed the sale of one of its senior living operations for a sale price of $1,838. Both the deconsolidation of the VIE and the sale transaction did not meet the criteria of discontinued operations as it did not represent a strategic shift that had, or will have, a major effect on the Company's operations and financial results.
Estimates and Assumptions — The preparation of the Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Company’s Financial Statements relate to revenue, acquired property and equipment, intangible assets and goodwill, right-of-use assets, impairment of long-lived assets, lease liabilities, general and professional liabilities, workers' compensation and healthcare claims included in accrued self-insurance liabilities, and income taxes. Actual results could differ from those estimates.

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
Cash and Cash Equivalents — Cash and cash equivalents consist of bank term deposits, money market funds and treasury bill related investments with original maturities of three months or less at time of purchase and therefore approximate fair value. The fair values of money market funds and treasury bills are determined based on “Level 1” inputs, which consist of unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets. The Company places its cash and short-term investments with high credit quality financial institutions.
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
The Company evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  If securities are in an unrealized loss position, the Company considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. The Company also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For the years ended December 31, 2021, 2020, and 2019, the Company did not recognize any OTTI for its investments.
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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Leases and Leasehold Improvements — The Company leases skilled nursing facilities, senior living facilities and commercial office space. The Company determines if an arrangement is a lease at the inception of each lease. Leases commencing prior to the ASC 842 adoption date were classified as operating lease under historical guidance. As the Company has elected the package of practical expedients allowing it to not reassess lease classification, these leases are classified as operating leases under ASC 842 as well. For leases commencing subsequent to the ASC 842 adoption date, the Company performs an evaluation to determine whether the lease should be classified as an operating or finance lease at the inception of the lease. As of December 31, 2021, the Company does not have any leases that are classified as finance leases. Rights and obligations of operating leases are included as right-of-use assets, current lease liabilities and long-term lease liabilities on the Company's consolidated balance sheet. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of future lease payments. The Company utilized a third-party valuation specialist to assist in estimating the incremental borrowing rate.

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

Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and determined there was no impairment during the year ended December 31, 2021. The Company recorded an impairment charge of $2,681 and $3,203 during the years ended December 31, 2021 and 2020, respectively. The Company also recorded an impairment charge of $443 to right-of-use assets during the year ended December 31, 2019.
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
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances indicate that its carrying value may not be recoverable. The Company performs its annual test for impairment during the fourth quarter of each year. The Company did not identify any goodwill or intangible asset impairment during the years ended December 31, 2021 and 2020. During the year ended December 31, 2019, the Company recorded an impairment charge of $498, to goodwill and intangible assets.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The majority of the self-insured retention and deductible limits for general and professional liabilities and workers' compensation liabilities are self-insured through the Captive Insurance, the related assets and liabilities of which are included in the accompanying consolidated balance sheets. The Captive Insurance is subject to certain statutory requirements as an insurance provider.
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
In addition, the Company has recorded an asset and equal liability of $6,755 and $7,138 as of December 31, 2021 and 2020, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis. See Note 12, Restricted and Other Assets.
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

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

In November 2020, the SEC issued final rules 33-10890 and 34-90459 “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information,” which modernizes and simplifies certain disclosure requirements of Regulation S-K. Certain key rule amendments eliminate the requirement to disclose Selected Financial Data; Selected Quarterly Financial Data, with certain exceptions; the impact of inflation and changing prices, provided the impact is not material; off-balance sheet arrangements in tabular form; and the aggregate amount of contractual obligations in tabular form. The final rules also amended various aspects of Item 303, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. The Company adopted the final rules as part of this Annual Report on Form 10-K.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In July 2021, the FASB issued ASU 2021-05 “Lessors—Certain Leases with Variable Lease Payments (Topic 842),” which amends the lessor classification guidance to introduce additional criteria when classifying leases with variable lease payments that do not depend on a reference index or a rate. The Company early adopted this standard on October 1, 2021 and determined there was no material impact on the Company's consolidated financial statements.

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

3. COVID-19 UPDATE

The Company's affiliated operations continued to be impacted by the worldwide outbreak of the 2019 coronavirus disease (COVID-19). The Company received cash distributions of relief fund payments (Provider Relief Funds) from the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the CARES Act) and funds authorized by U.S. Department of Health and Human Services (HHS) to be used to protect residents of nursing homes and long-term care facilities from the impact of COVID-19 throughout 2020 and 2021. During the years ended December 31, 2021 and 2020, the Company received and returned $11,637 and $141,700, respectively, in Provider Relief Funds. The Company may continue to receive additional funding in future periods.

In fiscal year 2020, the Company applied for and received $105,255 through the Medicare Accelerated and Advance Payment Program under the CARES Act. The purpose of the program is to assist in providing needed liquidity to care delivery providers. The Company repaid $3,232 of the funds in 2020. In March 2021, the Company repaid the remaining funds of $102,023.

The Family First Coronavirus Response Act was signed into law in 2020 to provide a temporary 6.2% increase to the Federal Medical Assistance Percentage (FMAP) effective January 1, 2020. The law permits states to retroactively change their state's Medicaid program rates effective as of January 1, 2020. The law provides discretion to each state and specifies the funds are to be used to reimburse the recipient for healthcare related expenses that are attributable to COVID-19 and associated with providing patient care. In addition, increases in Medicaid rates can come from other areas of the state's budget outside of FMAP funding. Revenues from these additional payments are recognized in accordance with ASC 606, subject to variable consideration constraints. In certain operations where the Company received additional payments that exceeded expenses incurred related to COVID-19, the Company characterized such payments as variable revenue that required additional consideration and accordingly, the amount of state relief revenue recognized is limited to the actual COVID-19 related expenses incurred. As of December 31, 2021 and 2020, the Company had $1,781 and $6,520 in unapplied state relief funds, respectively. During the year ended December 31, 2021 and 2020, the Company received an additional $70,484 and $51,927 in state relief funding and recognized $75,231 and $45,407, respectively, as revenue.

The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due by December 31, 2021 and the remaining 50% due by December 31, 2022. The Company recorded $48,309 of deferred payments of social security taxes as a liability during 2020. The Company paid $24,154 during the year ended December 31, 2021 and the remaining short-term balance of $24,155 is included in accrued wages and related liabilities within the consolidated balance sheets as of December 31, 2021.

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

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Revenue from the Medicare and Medicaid programs accounted for 73.6%, 74.5% and 70.6% for the years ended December 31, 2021, 2020, and 2019, respectively. Settlements with Medicare and Medicaid payors for retroactive adjustments due to audits and reviews are considered variable consideration and are included in the determination of the estimated transaction price. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity. Consistent with healthcare industry practices, any changes to these revenue estimates are recorded in the period the change or adjustment becomes known based on the final settlement. The Company recorded adjustments to revenue which were not material to the Company's consolidated revenue for the years ended December 31, 2021, 2020, and 2019.

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

Tenant reimbursements related to property taxes and insurance are neither considered lease nor non-lease components under the new lease standards. Lessee payments for taxes and insurance paid directly to a third party, on behalf of the Company, are excluded from variable lease payments and rental revenue in the Company’s consolidated statements of income. Otherwise, tenant reimbursements for taxes and insurance that are paid by the Company directly to a third party are classified as additional rental revenue and expense and recognized by the Company on a gross basis.

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

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Service revenue for the years ended December 31, 2021, 2020, and 2019 is summarized in the following tables:

	Year Ended December 31,
	2021		2020		2019
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid(1)	$1,022,460	39.2%	$900,249	37.7%	$802,952	39.5%
Medicare	727,103	27.8	727,374	30.5	499,353	24.6
Medicaid — skilled	172,770	6.6	149,846	6.3	132,889	6.5
Total Medicaid and Medicare	1,922,333	73.6	1,777,469	74.5	1,435,194	70.6
Managed care	456,728	17.5	367,095	15.4	351,054	17.3
Private and other(2)	232,415	8.9	242,875	10.1	245,018	12.1
Service revenue	$2,611,476	100.0%	$2,387,439	100.0%	$2,031,266	100.0%
(1) Medicaid payor includes revenue for senior living operations and revenue related to FMAP.
(2) Private and other payors also includes revenue from all payors generated in other ancillary services.

In addition to the service revenue above, the Company's rental revenue derived from triple-net lease arrangements with third parties is $15,985, $15,157 and $5,258 for the years ended December 31, 2021, 2020, and 2019.

Balance Sheet Impact

Included in the Company’s consolidated balance sheets are contract balances, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company had no material contract liabilities and contract assets as of December 31, 2021 and 2020, or activity during the years ended December 31, 2021, 2020, and 2019.

Accounts receivable as of December 31, 2021 and 2020, is summarized in the following table:

	December 31, 2021	December 31, 2020
Medicaid	$123,647	$102,077
Managed care	79,722	61,743
Medicare	59,797	80,904
Private and other payors	76,778	69,056
	339,944	313,780
Less: allowance for doubtful accounts	(11,213)	(8,718)
Accounts receivable, net	$328,731	$305,062
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

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income	$197,725	$171,364	$92,213
Less: net income attributable to noncontrolling interests	3,073	886	523
Net income attributable to The Ensign Group, Inc.	$194,652	$170,478	$91,690
Net income from discontinued operations, net of tax	—	—	19,473
Less: net income attributable to noncontrolling interests in discontinued operations	—	—	629
Net income from discontinued operations, net of tax	—	—	18,844
Net income attributable to The Ensign Group, Inc.	$194,652	$170,478	$110,534

Denominator:
Weighted average shares outstanding for basic net income per share	54,486	53,434	53,452

Basic net income per common share:	$3.57	$3.19	$1.72
Income from discontinued operations	—	—	0.35
Net income attributable to The Ensign Group, Inc.	$3.57	$3.19	$2.07

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income	$197,725	$171,364	$92,213
Less: net income attributable to noncontrolling interests	3,073	886	523
Net income attributable to The Ensign Group, Inc.	$194,652	$170,478	$91,690
Net income from discontinued operations, net of tax	—	—	19,473
Less: net income attributable to noncontrolling interests in discontinued operations	—	—	629
Net income from discontinued operations, net of tax	—	—	18,844
Net income attributable to The Ensign Group, Inc.	$194,652	$170,478	$110,534

Denominator:
Weighted average common shares outstanding	54,486	53,434	53,452
Plus: incremental shares from assumed conversion (1)	2,439	2,353	2,529
Adjusted weighted average common shares outstanding	56,925	55,787	55,981

Diluted net income per common share:	$3.42	$3.06	$1.64
Income from discontinued operations	—	—	0.33
Net income attributable to The Ensign Group, Inc.	$3.42	$3.06	$1.97
(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 198, 956 and 250 for the years ended December 31, 2021, 2020 and 2019, respectively.
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

The fair value of cash and cash equivalents of $262,201 and $236,562 as of December 31, 2021 and 2020, respectively, is derived using Level 1 inputs. The Company's other financial assets include contracts insuring the lives of certain employees who are eligible to participate in non-qualified deferred compensation plans which are held in a rabbi trust. The cash surrender

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

value of these contracts is based on performance measurement funds that shadow the deferral investment allocations made by participants in the deferred compensation plan. As of December 31, 2021, and 2020, the fair value of the pooled investment funds of $17,530 and $6,577, respectively, is derived using Level 2 inputs. The pooled investment funds are included in restricted and other assets in the consolidated balance sheets. See Note 12, Restricted and Other Assets.

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

Debt Security Investments - Held to Maturity

As of December 31, 2021 and 2020, the Company had approximately $50,330 and $45,554, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value based on Level 1 inputs. The Company has the intent and ability to hold these debt securities to maturity. Further, as of December 31, 2021, the debt security investments were held in AA, A and BBB rated debt securities. The Company believes its debt security investments that were in an unrealized loss position as of December 31, 2021 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.

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

As of December 31, 2021, the skilled services segment includes 214 skilled nursing operations and 22 campus operations that provide both skilled nursing and rehabilitative care services and senior living services. The Company's real estate segment includes 100 owned real estate properties. These properties include 69 operations the Company operated and managed, real estate properties of 32 senior living operations that are leased to and operated by Pennant and the Service Center location, which continues to lease office space to various third parties. Of the 32 real estate operations leased to Pennant, two senior living operations are located on the same real estate properties as skilled nursing facilities that the Company owns and operates. The Company also reports an “All Other” category that includes results from its senior living operations, which includes nine stand-alone senior living operations and 22 campus operations that provide both skilled nursing and rehabilitative care services and senior living services, mobile diagnostics, medical transportation and other ancillary operations. Services included in the “All Other” category are insignificant individually, and therefore do not constitute a reportable segment.

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

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables set forth financial information for the segments:

	Year Ended December 31, 2021
	Skilled Services	Real Estate	All Other(1)	Intercompany Elimination(2)	Total
Service revenue	$2,523,234	$—	$88,242	$—	$2,611,476
Rental revenue	—	65,536	—	(49,551)	15,985
Total revenue	$2,523,234	$65,536	$88,242	$(49,551)	$2,627,461
Segment income (loss)	373,603	35,986	(152,025)	—	257,564
Gain on sale of real estate	—	—	—	—	440
Income before provision for income taxes	—	—	—	—	$258,004
Depreciation and amortization	30,681	19,726	5,578	—	55,985
Other expense (income), net(3)	$—	$6,842	$(4,381)	$—	$2,461
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
(3) Other expense (income), net includes interest expense, interest income and gain and loss on investments.

	Year Ended December 31, 2020
	Skilled Services	Real Estate	All Other(1)	Intercompany Elimination(2)	Total
Service revenue	$2,288,182	$—	$99,257	$—	$2,387,439
Rental revenue	—	61,275	—	(46,118)	15,157
Total revenue	$2,288,182	$61,275	$99,257	$(46,118)	$2,402,596
Segment income (loss)	327,812	31,323	(138,776)	—	220,359
Loss on sale of real estate and impairment charges	—	—	—	—	(2,753)
Income before provision for income taxes	—	—	—	—	$217,606
Depreciation and amortization	28,585	18,218	7,768	—	54,571
Other expense (income), net(3)	$—	$9,350	$(3,801)	$—	$5,549
(1) General and administrative expense is included in the "all other" category.
(2) Intercompany elimination represents rental income at the real estate segment generated from triple-net lease arrangements with the Company's affiliated wholly-owned healthcare facilities. Intercompany rental revenue is eliminated in consolidation, along with corresponding intercompany rent expenses of related healthcare facilities.
(3) Other expense (income), net includes interest expense and interest income.

	Year Ended December 31, 2019
	Skilled Services	Real Estate	All Other(1)	Intercompany Elimination(2)	Total
Service revenue	$1,934,243	$—	$97,023	$—	$2,031,266
Rental revenue	—	49,868	—	(44,610)	5,258
Total revenue	$1,934,243	$49,868	$97,023	$(44,610)	$2,036,524
Segment income (loss)	225,910	17,479	(125,797)	—	117,592
Loss on sale of real estate and impairment charges					(1,425)
Income before provision for income taxes	—	—	—	—	$116,167
Depreciation and amortization	27,837	15,196	8,021	—	51,054
Other expense (income), net(3)	$—	$15,612	$(2,599)	$—	$13,013
(1) General and administrative expense is included in the "all other" category.
(2) Intercompany elimination represents rental income at the real estate segment generated from triple-net lease arrangements with the Company's affiliated wholly-owned healthcare facilities. Intercompany rental revenue is eliminated in consolidation, along with corresponding intercompany rent expenses of related healthcare facilities.
(3) Other expense (income), net includes interest expense and interest revenue.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Service revenue by major payor source were as follows:

	Year Ended December 31, 2021
	Skilled Services	All Other	Total Service Revenue	Revenue %
Medicaid(1)	$1,007,061	$15,399	$1,022,460	39.2%
Medicare	727,103	—	727,103	27.8
Medicaid-skilled	172,770	—	172,770	6.6
Subtotal	1,906,934	15,399	1,922,333	73.6
Managed care	456,728	—	456,728	17.5
Private and other(2)	159,572	72,843	232,415	8.9
Total service revenue	$2,523,234	$88,242	$2,611,476	100.0%
(1) Medicaid payor includes revenue generated from senior living operations and revenue related to FMAP for the year ended December 31, 2021.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services for the year ended December 31, 2021.

	Year Ended December 31, 2020
	Skilled Services	All Other	Total Service Revenue	Revenue %
Medicaid(1)	$886,991	$13,258	$900,249	37.7%
Medicare	727,374	—	727,374	30.5
Medicaid-skilled	149,846	—	149,846	6.3
Subtotal	1,764,211	13,258	1,777,469	74.5
Managed care	367,095	—	367,095	15.4
Private and other(2)	156,876	85,999	242,875	10.1
Total service revenue	$2,288,182	$99,257	$2,387,439	100.0%
(1) Medicaid payor includes revenue generated from senior living operations and revenue related to FMAP for the year ended December 31, 2020.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services for the year ended December 31, 2020.

	Year Ended December 31, 2019
	Skilled Services	All Other	Total Service Revenue	Revenue %
Medicaid(1)	$789,873	$13,079	$802,952	39.5%
Medicare	499,353	—	499,353	24.6
Medicaid-skilled	132,889	—	132,889	6.5
Subtotal	1,422,115	13,079	1,435,194	70.6
Managed care	351,054	—	351,054	17.3
Private and other(2)	161,074	83,944	245,018	12.1
Total service revenue	$1,934,243	$97,023	$2,031,266	100.0%
(1) Medicaid payor includes revenue generated from senior living operations for the year ended December 31, 2019.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services for the year ended December 31, 2019.

In addition to the service revenue above, the Company's rental revenue derived from triple-net lease arrangements with third parties is $15,985, $15,157 and $5,258 for the years ended December 31, 2021, 2020, and 2019, respectively.

8. OPERATION EXPANSIONS
The Company's subsidiaries expansion focus is to purchase or lease operations that are complementary to the current affiliated operations, accretive to the business, or otherwise advance the Company's strategy. The results of all operating subsidiaries are included in the Financial Statements subsequent to the date of acquisition. Acquisitions are accounted for using the acquisition method of accounting. The Company's affiliated operations also enter into long-term leases that may include options to purchase the facilities. As a result, from time to time, a real estate affiliated subsidiary will acquire the property of facilities that have previously been operated under third-party leases.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

FASB ASC Topic 805, Clarifying the Definition of a Business (ASC 805) defined the definition of a business to assist entities with evaluating when a set of transferred assets and activities is deemed to be a business. Determining whether a transferred set constitutes a business is important because the accounting for a business combination differs from that of an asset acquisition. The definition of a business also affects the accounting for dispositions. When substantially all of the fair value of assets acquired is concentrated in a single asset, or a group of similar assets, the assets acquired would not represent a business and business combination accounting would not be required.
2021 Expansions
During the year ended December 31, 2021, the Company expanded its operations and real estate portfolio through a combination of long-term leases and real estate purchases, with the addition of 17 stand-alone skilled nursing operations and five real estate purchases, four of which the Company previously operated and continues to operate. The remaining real estate purchase is operated by Pennant. These new operations added a total of 1,832 operational skilled nursing beds operated by the Company's affiliated operating subsidiaries. The aggregate purchase price for these acquisitions during the year ended December 31, 2021 was $104,224.
In connection with the new operations made through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction.
The fair value of assets for 18 of the acquisitions was concentrated in property and equipment and as such, these transactions were classified as asset acquisitions. The aggregate purchase price for the asset acquisitions during the year ended December 31, 2021 was $98,224. The fair value of assets for the remaining four additions was concentrated in goodwill of $6,000 and as such, the transaction was classified as a business combination.
Subsequent to December 31, 2021, the Company expanded its operations and real estate portfolio through a combination of two long-term leases and one real estate purchase, which added three stand-alone skilled nursing operations. These new operations added 379 operational skilled nursing beds to be operated by the Company's affiliated operating subsidiaries. The aggregate purchase price for these acquisitions was approximately $27,400.
2020 Expansions
During the year ended December 31, 2020, the Company expanded its operations through a combination of long-term leases and real estate purchases, with the addition of five stand-alone skilled nursing operations, one stand-alone senior living operation and one campus operation. Of these additions, four are related to purchases of owned properties, further expanding the Company's real estate portfolio. These new operations added a total of 507 operational skilled nursing beds and 298 operational senior living units to be operated by the Company's affiliated operating subsidiaries.The aggregate purchase price for these acquisitions during the year ended December 31, 2020 was $24,997.
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
2019 Expansions
During the year ended December 31, 2019, the Company expanded its operations and real estate portfolio through a combination of long-term leases and real estate purchases, with the addition of 22 stand-alone skilled nursing operations, one stand-alone senior living operations and four campus operations. Of these acquisitions, 15 relate to purchases of owned properties, further expanding our real estate portfolio. The addition of these operations added 3,142 operational skilled nursing beds and 407 senior living units to be operated by the Company's affiliated operating subsidiaries. The Company also invested in new ancillary services that are complementary to its existing businesses. In addition, the Company invested in real estate and Medicare and Medicaid licenses during the year. The aggregate purchase price for these acquisitions during the year ended December 31, 2019 was $148,974.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The table below presents the allocation of the purchase price for the operations acquired during the years ended December 31, 2021, 2020, and 2019, excluding assets that were contributed to Pennant that occurred during the Spin-Off.

	Year Ended December 31,
	2021	2020	2019
Land	$19,928	$9,496	$34,377
Building and improvements	77,975	14,178	101,217
Equipment, furniture, and fixtures	217	568	6,024
Assembled occupancy	29	107	638
Definite-lived intangible assets	—	—	440
Goodwill	6,000	—	5,382
Favorable leases	—	—	294
Other indefinite-lived intangible assets	75	648	602
Total acquisitions	$104,224	$24,997	$148,974
The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return. The operations added by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operations, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operating subsidiaries. The assets added during the year ended December 31, 2021 were not material operations to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These additions have been included in the December 31, 2021 consolidated balance sheets of the Company, and the operating results have been included in the consolidated statements of operations of the Company since the date the Company gained effective control.
9. PROPERTY AND EQUIPMENT - NET
Property and equipment, net consists of the following:

	December 31,
	2021	2020
Land	$121,164	$101,236
Buildings and improvements	646,221	555,416
Leasehold improvements	140,012	129,727
Equipment	262,246	233,453
Furniture and fixtures	4,305	4,409
Construction in progress	10,253	3,008
	1,184,201	1,027,249
Less: accumulated depreciation	(295,767)	(249,005)
Property and equipment, net	$888,434	$778,244

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company completed the sale of real estate for $7,138 during the year ended December 31, 2019, of which a gain of $2,861 was recognized during the year ended December 31, 2019 related to the transaction. In addition, the Company evaluated its long-lived assets and did not record an impairment charge for the fiscal year ended 2021. The Company recorded impairment charges of $2,681 and $3,203 for the fiscal years ended 2020 and 2019, respectively.
See also Note 8, Operation Expansions for information on acquisitions during the years ended December 31, 2021 and 2020.

10. INTANGIBLE ASSETS - NET

	Weighted Average Life (Years)	December 31,
		2021			2020

		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Assembled occupancy	0.4	$68	$(68)	$—	$39	$(26)	$13
Facility trade name	30.0	733	(391)	342	733	(366)	367
Customer relationships	18.4	4,582	(2,272)	2,310	4,640	(2,121)	2,519
Total		$5,383	$(2,731)	$2,652	$5,412	$(2,513)	$2,899

During the years ended December 31, 2021, 2020, and 2019, amortization expense was $1,435, $1,813 and $3,660, respectively, of which $1,158, $1,223 and 1,981 was related to the amortization of right-of-use assets, respectively. In addition, the Company identified intangible assets which became fully amortized during the prior year and removed these fully amortized balances from the gross asset and accumulated amortization amounts. The Company did not record any impairment charge to intangible assets during the years ended December 31, 2021, 2020 and 2019.

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2022	234
2023	234
2024	234
2025	234
2026	234
Thereafter	1,482
$2,652

11. GOODWILL AND OTHER INDEFINITE-LIVED INTANGIBLE ASSETS

The Company tests goodwill during the fourth quarter of each year or more often if events or circumstances indicate there may be impairment. The Company performs its analysis for each reporting unit that constitutes a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other components of the operating segment, in accordance with the provisions of FASB ASC Topic 350, Intangibles—Goodwill and Other (ASC 350). This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a goodwill impairment test by comparing the carrying value of each reporting unit to its respective fair value. The Company determines the estimated fair value of each reporting unit using a discounted cash flow analysis. The fair value of the reporting unit is the implied fair value of goodwill. In the event a reporting unit's carrying value exceeds its fair value, an impairment loss will be recognized. An impairment loss is measured by the difference between the carrying value of the reporting unit and its fair value.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company performs its goodwill impairment test annually and evaluates goodwill when events or changes in circumstances indicate that its carrying value may not be recoverable. The Company performs the annual impairment testing of goodwill using October 1 as the measurement date. The Company completed its goodwill impairment test as of October 1, 2021 and did not record any impairment charge to goodwill or other intangible assets for the fiscal year 2021 or 2020. For fiscal year 2019, management determined that the improvements in operations and related forecasted cash flows were slower than anticipated at the time of acquisition, resulting in the impairment to goodwill for the year ended December 31, 2019 for other ancillary services. Since 1999, the Company has recognized cumulative goodwill impairment losses of $7,410.

The Company anticipates that the majority of total goodwill recognized will be fully deductible for tax purposes as of December 31, 2021.

All of the Company's acquisitions during the year ended December 31, 2020 were classified as asset acquisitions and accordingly, no goodwill was recognized for these acquisitions. There were no other activities in goodwill during the year ended December 31, 2020. Provided that goodwill corresponds to the acquisition of a business and not merely the acquisition of real estate property, the Company's real estate segment appropriately does not carry a goodwill balance. The following table represents the goodwill value by skilled service segment and "all other" category, which includes other ancillary services, as of and for the years ended December 31, 2021, 2020 and 2019:

	Goodwill
	Skilled Services	All Other	Total
January 1, 2019	$45,486	$4,099	$49,585
Additions	—	5,382	5,382
Impairments	—	(498)	(498)
December 31, 2019	$45,486	$8,983	$54,469
December 31, 2020	$45,486	$8,983	$54,469
Additions	6,000	—	6,000
December 31, 2021	$51,486	$8,983	$60,469

During the year ended December 31, 2021, the Company acquired $181 in Medicare and Medicaid licenses compared to $648 and $602 in the fiscal years 2020 and 2019, respectively.

Other indefinite-lived intangible assets consist of the following:

	December 31,
	2021	2020
Trade name	$889	$889
Medicare and Medicaid licenses	2,838	2,827
	$3,727	$3,716

12. RESTRICTED AND OTHER ASSETS

Restricted and other assets consist of the following:

	December 31,
	2021	2020
Debt issuance costs, net	$1,953	$2,664
Long-term insurance losses recoverable asset	6,755	7,138
Deposits with landlords	13,705	12,400
Capital improvement reserves with landlords and lenders	7,103	4,376
Deferred compensation plan investments	17,530	6,577
Restricted and other assets	$47,046	$33,155

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Included in restricted and other assets as of December 31, 2021 and 2020 are anticipated insurance recoveries related to the Company's workers' compensation liabilities and general and professional liability claims that are recorded on a gross rather than net basis in accordance with ASU issued by the FASB.

13. OTHER ACCRUED LIABILITIES

Other accrued liabilities consists of the following:

	December 31,
	2021	2020
Quality assurance fee	$6,474	$6,631
Refunds payable	34,814	36,323
Resident advances	9,337	8,558
Unapplied state relief funds	1,781	6,520
Cash held in trust for patients	6,430	6,052
Dividends payable	3,035	2,868
Property taxes	9,124	9,222
Other	18,415	11,144
Other accrued liabilities	$89,410	$87,318

Quality assurance fee represents the aggregate of amounts payable to Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Utah, Washington and Wisconsin as a result of a mandated fee based on patient days or licensed beds. Refunds payable includes payables related to overpayments, duplicate payments and credit balances from various payor sources. Resident advances occur when the Company receives payments in advance of services provided. Resident deposits include refundable deposits to patients. Cash held in trust for patients reflects monies received from or on behalf of patients. Maintaining a trust account for patients is a regulatory requirement and, while the trust assets offset the liabilities, the Company assumes a fiduciary responsibility for these funds. The cash balance related to this liability is included in other current assets in the consolidated balance sheets.

14. INCOME TAXES
The provision for income taxes on continuing operations for the years ended December 31, 2021, 2020 and 2019 is summarized as follows:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$49,105	$60,591	$14,363
State	11,898	13,460	5,425
	61,003	74,051	19,788
Deferred:
Federal	(716)	(23,054)	4,451
State	(8)	(4,755)	(285)
	(724)	(27,809)	4,166

Total	$60,279	$46,242	$23,954

A reconciliation of the federal statutory rate to the effective tax rate for income from continuing operations for the years ended December 31, 2021, 2020 and 2019, respectively, is comprised as follows:

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,
	2021	2020	2019
Income tax expense at statutory rate	21.0%	21.0%	21.0%
State income taxes - net of federal benefit	3.7	3.2	3.5
Non-deductible expenses	2.4	1.8	3.1
Equity compensation	(3.3)	(4.3)	(5.2)
Other adjustments	(0.4)	(0.4)	(1.8)
Total income tax provision	23.4%	21.3%	20.6%

The Company's effective tax rate was 23.4% for the year ended December 31, 2021, compared to 21.3% for the same period in 2020 and 20.6% in 2019. The higher effective tax rate is due to lower tax benefits from stock compensation, offset by higher tax expense from non-deductible expenses.
The Company's deferred tax assets and liabilities as of December 31, 2021 and 2020 are summarized below.

	December 31,
	2021	2020
Deferred tax assets (liabilities):
Accrued expenses	$58,640	$54,700
Allowance for doubtful accounts	13,171	11,598
Tax credits	2,138	2,497
Insurance	8,712	7,686
Lease liability	285,643	256,216
State taxes	(165)	223
	368,139	332,920
Valuation allowance	(789)	(879)
Total deferred tax assets	367,350	332,041
Depreciation and amortization	(45,827)	(41,801)
Prepaid expenses	(4,265)	(3,137)
Right of use asset	(284,111)	(254,679)
Total deferred tax liabilities	(334,203)	(299,617)
Net deferred tax assets	$33,147	$32,424
The Company had state credit carryforwards as of December 31, 2021 and 2020 of $2,138 and $2,497, respectively. These carryforwards almost entirely relate to state limitations on the application of Enterprise Zone employment-related tax credits. Unless the Company uses the Enterprise Zone credits beforehand, the carryforward will begin to expire in 2023. As of December 31, 2021 and 2020, the valuation allowance of $789 and $879, respectively, was primarily recorded against the Enterprise Zone credits as the Company believes it is more likely than not that some of the benefit of the credits will not be realized.
The Company's operating loss carry forwards for states were not material during the years ended December 31, 2021 and 2020.
As of December 31, 2021, 2020 and 2019, the Company did not have any unrecognized tax benefits, net of its state benefits that would affect the Company's effective tax rate. The Company classifies interest and/or penalties on income tax liabilities or refunds as additional income tax expense or income. Such amounts are not material.
The Federal statutes of limitations on the Company's 2017, 2016, and 2015 income tax years lapsed during the third quarter of 2021, 2020, and 2019, respectively. During the fourth quarter of each year, various state statutes of limitations also lapsed. The lapses for the years ended December 31, 2021 and 2020 had no impact on the Company's unrecognized tax benefits.
During the year ended December 31, 2021, the state of Wisconsin initiated and completed an examination of the Company's 2019, 2018, and 2017 state tax years with no adjustments. The Company is not under examination by any major income tax jurisdiction.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. DEBT
Debt consists of the following:

	December 31,
	2021	2020
Mortgage loans and promissory notes	$159,967	$117,806
Less: current maturities	(3,760)	(2,960)
Less: debt issuance costs, net	(3,324)	(2,302)
Long-term debt less current maturities	$152,883	$112,544

Mortgage Loans and Promissory Notes
As of December 31, 2021, the Company's operating subsidiaries had $159,967 outstanding under the mortgage loans and notes, of which $3,760 is classified as short-term and the remaining $156,207 is classified as long-term. The Company was in compliance with all loan covenants as of December 31, 2021.

During year ended December 31, 2021, four of the Company's subsidiaries entered into the Department of Housing and Urban Development (HUD) mortgage loans in the aggregate amount of $44,990. As a result, 23 of the Company's subsidiaries have mortgage loans insured with HUD in the aggregate amount of $156,636, as of December 31, 2021, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates in a range of 3.1% to 4.2%, including fixed interest rates in a range of 2.4% to 3.3% per annum. In addition to the interest rate, we incur other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees based on the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10.0% and is reduced by 3.0% in the fourth year of the loan, and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years.

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

The Credit Facility is guaranteed, jointly and severally, by certain of the Company’s wholly owned subsidiaries, and is secured by a pledge of stock of the Company's material operating subsidiaries as well as a first lien on substantially all of its personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of (i) a maximum consolidated total net debt to consolidated EBITDA ratio (which shall not be greater than 3.00:1.00; provided that if the aggregate consideration for approved acquisitions in a six month period is greater than $50,000, then the ratio can be increased at the election of the Company with notice to the administrative agent to 3.50:1.00 for the first fiscal quarter and the immediately following three fiscal quarters), and (ii) a minimum interest/rent coverage ratio (which cannot be less than 1.50:1.00). Subsequent to December 31, 2021, we amended our Credit Facility to include Standard Bearer REIT as a co-borrower. All existing terms and conditions remained the same. As of December 31,

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2021, and February 4, 2022, there was no outstanding debt under the Credit Facility. The Company was in compliance with all loan covenants as of December 31, 2021.

Future principal payments due under the long-term debt arrangements discussed above are as follows:

Years Ending December 31,	Amount
2022	$3,759
2023	3,818
2024	3,950
2025	4,086
2026	4,227
Thereafter	140,127
$159,967

Based on Level 2, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.
Off-Balance Sheet Arrangements
As of December 31, 2021, the Company had approximately $6,710 on the Credit Facility of borrowing capacity pledged as collateral to secure outstanding letters of credit, which is a reduction of $870 from 2020.

16. OPTIONS AND AWARDS
Stock-based compensation expense consists of stock-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s consolidated statements of income for the years ended December 31, 2021, 2020, and 2019 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
2017 Omnibus Incentive Plan - The Company has one active stock incentive plan, the 2017 Omnibus Incentive Plan (the 2017 Plan). The 2017 Plan provided for the issuance of 6,881 shares of common stock which are to be proportionally adjusted in the event of any Equity Restructuring. The number of shares available to be issued under the 2017 Plan were adjusted to 8,118 shares of common stock in order to reflect the proportional adjustments as part of the spin-off transaction that occurred in October 2019. The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 2.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). Granted non-employee director options vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other options generally vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. As of December 31, 2021, there were approximately 2,114 unissued shares of common stock available for issuance under this plan.
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

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•Estimated forfeiture rate of approximately 7.79% per year is based on the Company's historical forfeiture activity of unvested stock options.

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

Stock Options
The Company granted 621 stock options during the year ended December 31, 2021. The Company used the following assumptions for stock options granted during the years ended December 31, 2021, 2020, and 2019:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2021	621	1.0%	6.2 years	42.4%	0.3%
2020	669	0.6%	6.2 years	39.4%	0.4%
2019	776	2.0%	6.2 years	34.0%	0.4%
For the years ended December 31, 2021, 2020, and 2019, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted(1)	Weighted Average Exercise Price(2)	Weighted Average Fair Value of Options(3)
2021	621	$80.19	$32.82
2020	669	$52.20	$19.52
2019	776	$44.31	$15.71
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
The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended December 31, 2021, 2020 and 2019 and therefore, the intrinsic value was $0 at the date of grant.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table represents the employee stock option activity during the year ended December 31, 2021, 2020 and 2019:

	Number of Options Outstanding(1)	Weighted Average Exercise Price(3)	Number of Options Vested(1)	Weighted Average Exercise Price of Options Vested(3)
January 1, 2019	4,188	$14.71	2,431	$10.48
Granted	776	44.31
Forfeited	(63)	26.84
Exercised	(809)	8.83
Equitable adjustment(2)	336	N/A
December 31, 2019	4,428	$20.85	2,557	$12.82
Granted	669	52.20
Forfeited	(80)	33.68
Exercised	(979)	12.93
December 31, 2020	4,038	$27.71	2,148	$16.66
Granted	621	80.19
Forfeited	(105)	44.76
Exercised	(516)	17.80
December 31, 2021	4,038	$36.60	2,183	$21.02
(1) Options activity from January 1, 2019 through September 30, 2019 represents historical grant values prior to the impact of the Spin-Off as discussed above. Options activity subsequent to October 1, 2019 represent values reflective of the Spin-Off.
(2) The equitable adjustment represents equity awards modifications upon the Spin-Off Conversion related to fiscal years prior to October 1, 2019.
(3) Weighted average exercise prices were calculated using exercise prices reflective of the Spin-Off Conversion for all periods presented.
The following summary information reflects stock options outstanding, vested and related details as of December 31, 2021:

	Stock Options Outstanding						Stock Options Vested

				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2012	5.56	-	6.75	66	199	1	66
2013	6.76	-	9.74	140	539	2	140
2014	8.94	-	16.05	616	2,964	3	616
2015	18.20	-	21.39	270	2,095	4	270
2016	15.93	-	16.86	249	1,468	5	249
2017	15.80	-	19.41	308	1,812	6	223
2018	22.49	-	32.71	525	5,074	7	275
2019	41.07	-	45.76	652	10,237	8	233
2020	44.84	-	59.49	602	11,837	9	111
2021	$73.47	-	$83.64	610	19,999	10	—
Total				4,038	$56,224		2,183
The aggregate intrinsic value of options outstanding, vested and expected to vest as of December 31, 2021, 2020 and 2019 is as follows:

	December 31,
Options	2021	2020	2019

Outstanding	$191,242	$182,552	$108,623
Vested	137,382	120,867	83,243
Expected to vest	48,548	53,366	22,399

The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options. The aggregate intrinsic value of options that vested during the years ended December 31, 2021,

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2020, and 2019 was $27,731, $26,030 and $21,952, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020, and 2019 was $34,278, $45,081 and $29,032, respectively.
Restricted Stock Awards
The Company granted 222, 281 and 290 restricted stock awards during the years ended December 31, 2021, 2020 and 2019, respectively. All awards were granted at an issue price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the years ended December 31, 2021, 2020 and 2019 ranged from $72.84 to $93.31, $35.47 to $58.06 and $35.33 to $48.64, respectively. The fair value per share includes quarterly stock awards to non-employee directors.
A summary of the status of the Company's non-vested restricted stock awards as of December 31, 2021 and changes during the year ended December 31, 2021, 2020 and 2019 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value(1)
Nonvested at January 1, 2019	573	$24.84
Granted	290	43.51
Vested	(241)	30.24
Forfeited	(12)	28.49
Nonvested at December 31, 2019	610	$31.35
Granted	281	48.73
Vested	(280)	32.84
Forfeited	(20)	31.71
Nonvested at December 31, 2020	591	$38.90
Granted	222	81.65
Vested	(244)	47.45
Forfeited	(20)	45.64
Nonvested at December 31, 2021	549	$52.16
(1) Weighted average grant date fair value was calculated using the fair values reflective of the Spin-Off Conversion.
During the year ended December 31, 2021, the Company granted 21 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards was $72.84 to $93.31 based on the market price on the grant date.
Long-Term Incentive Plan
On August 27, 2019, the Board approved the Long-Term Incentive Plan (the 2019 LTI Plan). The 2019 LTI Plan provides that certain employees of the Company who assisted in the consummation of the spin-off transaction that occurred in October 2019 are granted shares of restricted stock upon the successful completion of the spin-off. The 2019 LTI Plan provides for the issuance of 500 shares of Pennant restricted stock. The shares are vested over five years at 20% per year on the anniversary of the grant date. If a recipient is terminated or voluntarily leaves the Company, all shares subject to restriction or not yet vested shall be entirely forfeited. The total stock-based compensation related to the 2019 LTI Plan was approximately $854, $881 and $271 for the years ended December 31, 2021, 2020, and 2019, respectively.
Stock-based compensation expense recognized for the Company's equity incentive plans and long-term incentive plan for the years ended December 31, 2021, 2020, and 2019 was as follows:

	Year Ended December 31,
	2021	2020	2019(1)
Stock-based compensation expense related to stock options	$8,459	$6,132	$5,148
Stock-based compensation expense related to restricted stock awards	8,385	7,373	4,955
Stock-based compensation expense related to stock options and restricted stock awards to non-employee directors	1,834	1,019	1,219
Total	$18,678	$14,524	$11,322
(1) The amount of stock-based compensation expense that was classified as discontinued operations was $424 for the year ended December 31, 2019.

In future periods, the Company expects to recognize approximately $34,978 and $26,038 in stock-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of December 31, 2021. Future stock-based compensation expense will be recognized over 3.7 and 3.5 weighted average years for unvested options and restricted stock awards, respectively. There were 1,855 unvested and outstanding options as of December 31, 2021, of which 1,750 shares are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest as of December 31, 2021 was 6.0 years.
Equity Instrument Denominated in the Shares of a Subsidiary
On May 26, 2016, the Company granted stock options and restricted stock awards under the Subsidiary Equity Plan to employees and management of the subsidiary. During 2019, the Company contributed the net assets of the subsidiary to Pennant prior to the consummation of the Spin-Off on October 1, 2019. Effective upon the Spin-Off, all shares under the Subsidiary Equity Plan were converted to Pennant shares and Pennant's Board of Directors hold full administrative authority of the Subsidiary Equity Plan. No additional shares will be granted under this plan.
The Company did not grant any new restricted shares during the year ended December 31, 2019. The awards granted generally vested over a period of three to five years, or upon the occurrence of certain prescribed events. During the year ended December 31, 2019, there were 976 restricted stock awards that vested.
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
Prior to the Spin-Off, the grant-date fair value of the awards was recognized as compensation expense over the relevant vesting periods, with a corresponding adjustment to noncontrolling interests. As a result of the conversion of the Subsidiary Equity Plan, the Company's noncontrolling interest in the subsidiary was eliminated. The grant values were determined based on an independent valuation of the subsidiary shares. For the year ended December 31, 2019, the Company expensed $594 in stock-based compensation related to the Subsidiary Equity Plan.
During the year ended December 31, 2019, the Company repurchased 534 shares of common stock under the Subsidiary Equity Plan for $2,687. The Company subsequently sold the shares and received net proceeds of $2,293 during the year ended December 31, 2019. Stock-based compensation expense related to the Subsidiary Equity Plan, payments from the repurchase of shares and the proceeds from the sale of the repurchased shares related to the Subsidiary Equity Plan are all included within the Company's consolidated financial statements as discontinued operations.

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

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The terms and conditions of the one stand-alone lease are substantially the same as those for the master leases described above. Total rent expense for continuing operations under the Master Leases was approximately $59,571, $52,838 and $55,644 for the years ended December 31, 2021, 2020 and 2019, respectively.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is in compliance with requirements of the Master Leases as of December 31, 2021.
In connection with the spin-off transaction that occurred in October 2019, the Company guaranteed certain leases of Pennant based on the underlying terms of the leases. The Company does not consider these guarantees to be probable and the likelihood of Pennant defaulting is remote, and therefore no liabilities have been accrued.
The Company also leases certain affiliated operations and certain administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company has entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense for continuing operations inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $139,458, $129,990 and $125,167 for the years ended December 31, 2021, 2020 and 2019, respectively.
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

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of operating lease expense are as follows:

	Year Ended December 31,
	2021	2020	2019
Rent - cost of services(1)	$139,371	$129,926	$124,789
General and administrative expense	87	64	378
Depreciation and amortization(2)	1,158	1,223	1,981
Variable lease costs(3)	14,077	12,774	12,194
	$154,693	$143,987	$139,342
(1)Rent - cost of services includes deferred rent expense adjustments of $485, $451 and $318 for the years ended December 31, 2021, 2020 and 2019, respectively. Additionally, rent - cost of services includes other variable lease costs such as consumer price index increases and short-term leases of $3,702, $2,394 and $1,486 for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)Depreciation and amortization is related to the amortization of favorable and direct lease costs.
(3)Variable lease costs, including property taxes and insurance, are classified in cost of services in the Company's consolidated statements of income.

Future minimum lease payments for all leases as of December 31, 2021 are as follows:

Year	Amount
2022	$135,125
2023	133,389
2024	132,409
2025	132,304
2026	132,199
Thereafter	1,173,645
Total lease payments	1,839,071
Less: present value adjustment	(730,375)
Present value of total lease liabilities	1,108,696
Less: current lease liabilities	(52,181)
Long-term operating lease liabilities	$1,056,515
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of December 31, 2021, the weighted average remaining lease term is 14.8 years and the weighted average discount rate used to determine the operating lease liabilities is 7.6%.
Subsequent to December 31, 2021, the Company expanded its operations through long-term leases with the addition of two stand-alone skilled nursing operations. The Company added one of these additions to an existing master lease agreement and amended the terms of the master lease for an additional five years. The aggregate impact to the fair value of lease liabilities and right-of-use assets related to the new long-term lease and amended master lease arrangement is estimated to be approximately $101,955.

Lessor Activities

In connection with the spin-off transaction that occurred in October 2019, Ensign affiliates retained ownership of the real estate at 29 senior living operations that were contributed to Pennant. During the year ended December 31, 2021, the Company acquired and transferred the operations of one senior living operation to Pennant. During the year ended December 31, 2020, the Company transferred the operations of two senior living operations to Pennant, respectively. Ensign affiliates retained ownership of the real estate for these 32 senior living communities. All of these properties are leased to Pennant on a triple-net basis, whereas the respective Pennant affiliates are responsible for all costs at the properties including: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The initial terms range between 14 to 16 years.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total rental income from all third-party sources for the years ended December 31, 2021, 2020, and 2019 is as follows:

	Year Ended December 31,
	2021	2020	2019
Pennant(1)	$14,073	$13,163	$3,041
Other third-party	1,912	1,994	2,217
	$15,985	$15,157	$5,258
(1) Pennant rental income includes variable rent such as property taxes of $1,199 and $1,224 for the years ended December 31, 2021 and 2020, respectively. Variable rent was immaterial for the year ended December 31, 2019.

Future annual rental income for all leases as of December 31, 2021 were as follows:

Year	Amount(1)
2022	$16,659
2023	16,319
2024	15,632
2025	15,237
2026	15,026
Thereafter	93,622
Total	$172,495
(1) Annual rental income includes base rents and variable rental income pursuant to existing leases as of December 31, 2021.

18. SELF INSURANCE LIABILITIES

The following table represents activity in our insurance liabilities as of and for the years ended December 31, 2021 and 2020:

	General and Professional Liability	Workers' Compensation	Health	Total
Balance January 1, 2020	$50,068	$30,334	$6,964	$87,366
Current year provisions	38,741	13,397	49,213	101,351
Claims paid and direct expenses	(28,097)	(14,317)	(48,644)	(91,058)
Change in long-term insurance losses recoverable	182	(1,043)	—	(861)
Balance December 31, 2020	$60,894	$28,371	$7,533	$96,798
Current year provisions	34,712	17,339	62,856	114,907
Claims paid and direct expenses	(26,182)	(14,503)	(60,498)	(101,183)
Change in long-term insurance losses recoverable	324	(707)	—	(383)
Balance December 31, 2021	$69,748	$30,500	$9,891	$110,139

Included in long-term insurance losses recoverable as of December 31, 2021 and 2020 are anticipated insurance recoveries related to the Company's general and professional liability claims that are recorded on a gross rather than net basis in accordance with GAAP.

19.    DEFINED CONTRIBUTION PLANS

The Company has a 401(k) defined contribution plan (the 401(k) Plan), whereby eligible employees may contribute up to 15% of their annual basic earnings. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company. The Company expensed matching contributions to the 401(k) Plan of $2,121, $1,889 and $1,328 during the years ended December 31, 2021, 2020 and 2019, respectively. The 401(k) Plan allowed eligible employees to contribute up to 90% of their eligible compensation, subject to applicable annual Internal Revenue Code limits.

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

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

employees up to 100% of their eligible bonuses. Additionally, the plan allows for the employee deferrals to be deposited into a rabbi trust and the funds are generally invested in individual variable life insurance contracts owned by the Company that are specifically designed to informally fund savings plans of this nature. The Company paid for related administrative costs, which were not significant during fiscal years 2021, 2020 and 2019.

As of the years ended December 31, 2021 and 2020, the Company accrued $26,832 and $14,232, respectively as long term deferred compensation in other long term liabilities on the consolidated balance sheet. Cash surrender value of the contracts is based on performance measurement funds that shadow the deferral investment allocations made by participants in the deferred compensation plan. For the years ended December 31, 2021 and 2020, the Company recorded net income on the investment acquired in connection with our deferred compensation plan of $1,612 and $1,396, respectively, which is included in other income (expense), net, and an offsetting expense of $1,758 and $1,355, respectively, which is split between cost of services and general and administrative expenses. No such gain nor offsetting expense occurred for the year ended December 31, 2019.

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The Company and its independent subsidiaries are also subject to requests for information and investigations by other State and Federal governmental entities (e.g., offices of the attorney general and offices of the inspector general). The Company cannot predict or provide any assurance as to the possible outcome of any inquiry, investigation or litigation. If any such inquiry, investigation or litigation were to proceed, and the Company and its independent operating subsidiaries are subjected to, alleged to be liable for, or agree to a settlement of, claims or obligations under Federal Medicare statutes, the Federal False Claims Act, or similar state and federal statutes and related regulations, or if the Company or its independent operating subsidiaries are alleged or found to be liable on theories of general or professional negligence or wage and hour violations, the Company's business, financial condition and results of operations and cash flows could be materially and adversely affected and its stock price could be adversely impacted. Among other things, any settlement or litigation could involve the payment of substantial sums to settle any alleged violations, and may also include the assumption of specific procedural and financial obligations by the Company or its independent operating subsidiaries under a corporate integrity agreement and/or other such arrangement.

Medicare Revenue Recoupments — The Company's independent operating entities are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments as a result of Recovery Audit Contractors (RAC), Program Safeguard Contractors, and Medicaid Integrity Contractors programs (collectively referred to as Reviews). For several months during the COVID-19 pandemic, the Centers for Medicare and Medicaid Services (CMS) suspended its Targeted Probe and Educate Program. Beginning in August 2020, CMS resumed Targeted Probe and Educate Program activity. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. The Company anticipates that these Reviews could increase in frequency in the future. As of December 31, 2021 and subsequently, thirteen of the Company's independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process.

Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for 54.0% and 58.3% of its total accounts receivable as of December 31, 2021 and 2020, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 73.6%, 74.5% and 70.6% of the Company's revenue for the years ended December 31, 2021, 2020 and 2019, respectively.

Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of February 4, 2022, the Company had approximately $2,042 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

21. COMMON STOCK REPURCHASE PROGRAM
As approved by the Board of Directors on October 21, 2021, the Company entered into a stock repurchase program pursuant to which the Company may repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months that started on October 29, 2021. Under this program, the Company is authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. During the year ended December 31, 2021, the Company repurchased 132 shares of its common stock for $10,118. Subsequent to December 31, 2021, the Company repurchased 133 shares of its common stock for $9,882. This repurchase program expired upon the repurchase of the full authorized amount under the plan.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On February 9, 2022, the Board of Directors approved the Company to enter into a stock repurchase program pursuant to which the Company may repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months that starts on February 10, 2022. Under this program, the Company is authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws.

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

22. SPIN-OFF OF SUBSIDIARIES

On October 1, 2019, the Company completed the separation of its transitional and skilled nursing services, ancillary businesses, home health and hospice operations and substantially all of its senior living operations into two separate, publicly traded companies:

•Ensign, which includes skilled nursing and senior living services, physical, occupational and speech therapies and other rehabilitative and healthcare services at 245 healthcare facilities and campuses, post-acute-related ancillary operations and real estate investments; and
•The Pennant Group, Inc. (Pennant), which is a holding company of operating subsidiaries that provide home health, hospice and senior living services.
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
In connection with the Spin-Off, Pennant's operations consist of 63 home health, hospice and home care agencies and 52 senior living communities. Ensign affiliates retained ownership of all the real estate, which includes the real estate of 29 of the 52 senior living operations that were contributed to Pennant. These assets are leased to Pennant on a triple-net basis. Pennant affiliates are responsible for all costs at the properties, including property taxes, insurance and maintenance and repair costs. The initial terms range between 14 to 16 years. Pennant's remaining 23 senior living operations are leasing the underlying real estate from unrelated third parties. Subsequent to the Spin-Off, Ensign affiliates acquired the real estate of an additional three senior living operations operated by Pennant.
The Company received $11,600 from Pennant as a dividend payment in connection with the distribution of assets to Pennant. The Company used the funds to repay certain outstanding third-party bank debt. The assets and liabilities were contributed to Pennant based on their historical carrying values, which were as follows:

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cash and cash equivalents	$47
Accounts receivable, net	30,064
Prepaid expenses and other current assets	4,483
Property and equipment, net	13,728
Right-of-use assets	150,385
Goodwill and intangibles, net	74,747
Accounts payable	(4,725)
Accrued wages and related liabilities	(14,544)
Other accrued liabilities - current	(17,531)
Lease liabilities, net	(152,221)
Net contribution	$84,433

In accordance with FASB ASC Subtopic 505-60, Spinoffs and Reverse Spinoffs, the accounting for the separation of the Company follows its legal form, with Ensign as the legal and accounting spinnor and Pennant as the legal and accounting spinnee, due to the relative significance of Ensign’s healthcare business, the relative fair values of the respective companies, the retention of all senior management and other relevant indicators.

As a result of the Spin-Off, the Company recorded a $71,181 reduction in retained earnings, which included net assets of $84,433 as of October 1, 2019. The Company transferred cash of $47 to Pennant, with the remainder considered a non-cash activity in the consolidated statements of cash flows. The Spin-Off also resulted in a reduction of noncontrolling interest of $13,252.

Ensign and Pennant entered into several agreements in connection with the Spin-Off, including a transition services agreement (TSA), separation and distribution agreement, tax matters agreement and an employee matters agreement. Pursuant to the TSA, Ensign, Pennant and their respective subsidiaries are providing various services to each other on an interim, transitional basis. Services being provided by Ensign include, among others, certain finance, information technology, human resources, employee benefits and other administrative services. The TSA is no longer in place as of December 31, 2021. Billings by Ensign under the TSA were not material during the years ended December 31, 2021, 2020 and 2019.

Prior to the consummation of the Spin-Off, Pennant granted awards to certain employees and directors of Ensign under the 2019 LTI Plan, in recognition of their performance in assisting with the Spin-Off. These awards were exchanged for Pennant common stock prior to the distribution.

Immediately after the Spin-Off, Ensign ceased to consolidate the results of Pennant operations into its financial results. Pennant's operating results and cash flows for the year ended December 31, 2019 presented have been classified as discontinued operations within the Consolidated Financial Statements.

The following table presents the financial results of Pennant for the indicated period and does not include overhead allocations:

Year Ended December 31, 2019

(In thousands)
Service revenue	$249,039
Expense:
Cost of services	187,560
Rent—cost of services	17,295
General and administrative expense	16,672
Depreciation and amortization	2,402
Total expenses	223,929
Income from discontinued operations	25,110
Interest income	26
Provision for income taxes	5,663
Income from discontinued operations, net of tax	19,473
Net income attributable to discontinued noncontrolling interests	629
Net income attributable to The Ensign Group, Inc.	$18,844

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company incurred transaction costs of $9,119 related to the Spin-Off since commencing in 2018, of which $7,909 are reflected in the Company's consolidated statement of operations as discontinued operations for the year ended December 31, 2019. Transaction costs primarily consist of third-party advisory, consulting, legal and professional services, as well as other items that are incremental and one-time in nature that are related to the separation. Transaction costs for 2019 incurred prior to October 1, 2019 are reflected in discontinued operations.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). As a result of this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued an audit report, included herein, on the effectiveness of our internal control over financial reporting. Their report is set forth below.

(c) Changes in Internal Control over Financial Reporting

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, that occurred during the fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
The Ensign Group, Inc.
San Juan Capistrano, California

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Ensign Group, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2021 of the Company and our report dated February 9, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California February 9, 2022

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Item 9B. OTHER INFORMATION

    None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

    Not applicable.

PART III.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2022 Annual Meeting of Stockholders.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2022 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2022 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2022 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2022 Annual Meeting of Stockholders. Our principal accountant is Deloitte & Touche LLP (PCAOB ID No.34).

PART IV.

 Item 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

The following documents are filed as a part of this report:

(a) (1) Financial Statements:

The Financial Statements described in Part II. Item 8 and beginning on page 81 are filed as part of this Annual Report on Form 10-K.

(a) (3) Exhibits:  The following exhibits are filed or furnished with or incorporated by reference this Annual Report on Form 10-K.

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Exhibit				File	Exhibit	Filing	Filed
No.		Exhibit Description*	Form	No.	No.	Date	Herewith
3.1		Fifth Amended and Restated Certificate of Incorporation of The Ensign Group, Inc., filed with the Delaware Secretary of State on November 15, 2007	10-Q	001-33757	3.1	12/21/2007
3.2		Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of The Ensign Group, Inc., filed with the Delaware Secretary of State on February 4, 2020	10-K	001-33757	3.2	2/5/2020
3.3		Amendment to the Amended and Restated Bylaws, dated August 5, 2014	8-K	001-33757	3.2	8/8/2014
3.4		Amended and Restated Bylaws of The Ensign Group, Inc.	10-Q	001-33757	3.2	12/21/2007
4.1		Description of the Common stock of The Ensign Group, Inc.	10-K	001-33757	4.1	2/5/2020
4.2		Specimen common stock certificate	S-1	333-142897	4.1	10/5/2007
10.1	+	The Ensign Group, Inc. 2007 Omnibus Incentive Plan	S-1	333-142897	10.3	10/5/2007
10.2	+	Amendment to The Ensign Group, Inc. 2007 Omnibus Incentive Plan	8-K	001-33757	99.2	7/28/2009
10.3	+	Form of 2007 Omnibus Incentive Plan Notice of Grant of Stock Options; and form of Non-Incentive Stock Option Award Terms and Conditions	S-1	333-142797	10.4	10/5/2007
10.4	+	Form of 2007 Omnibus Incentive Plan Restricted Stock Agreement	S-1	333-142897	10.5	10/5/2007
10.5	+	Form of Indemnification Agreement entered into between The Ensign Group, Inc. and its directors, officers and certain key employees	S-1	333-142897	10.6	10/5/2007
10.6		Form of Independent Consulting and Centralized Services Agreement between Ensign Facility Services, Inc. and certain of its subsidiaries	S-1	333-142897	10.41	5/14/2007
10.7		Form of Health Insurance Benefit Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Medicare program	S-1	333-142897	10.48	10/19/2007
10.8		Form of Medi-Cal Provider Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the California Medicaid program	S-1	333-142897	10.49	10/19/2007
10.9		Form of Provider Participation Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Arizona Medicaid program	S-1	333-142897	10.50	10/19/2007
10.10		Form of Contract to Provide Nursing Facility Services under the Texas Medical Assistance Program pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Texas Medicaid program	S-1	333-142897	10.51	10/19/2007
10.11		Form of Client Service Contract pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Washington Medicaid program	S-1	333-142897	10.52	10/19/2007
10.12		Form of Provider Agreement for Medicaid and UMAP pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Utah Medicaid program	S-1	333-142897	10.53	10/19/2007
10.13		Form of Medicaid Provider Agreement pursuant to which a subsidiary of The Ensign Group, Inc. participates in the Idaho Medicaid program	S-1	333-142897	10.54	10/19/2007
10.14		Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and The Ensign Group, Inc. dated October 1, 2013.	10-K	001-33757	10.74	2/13/2014
10.15		Settlement agreement dated October 1, 2013, entered into among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General ("OIG-HHS") of the Department of Health and Human Services ("HHS") (collectively the "United States") and the Company.	8-K	001-33757	10.75	5/8/2014

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Exhibit				File	Exhibit	Filing	Filed
No.		Exhibit Description*	Form	No.	No.	Date	Herewith
10.16		Form of Master Lease by and among certain subsidiaries of The Ensign Group, Inc. and certain subsidiaries of CareTrust REIT, Inc.	8-K	001-33757	10.1	6/5/2014
10.17		Form of Guaranty of Master Lease by The Ensign Group, Inc. in favor of certain subsidiaries of CareTrust REIT, Inc., as landlords under the Master Leases	8-K	001-33757	10.2	6/5/2014
10.18		Amended and Restated Credit Agreement as of February 5, 2016, by and among The Ensign Group, Inc., SunTrust Bank, now known as Truist, as administrative agent, and the lenders party thereto	8-K	001-33757	10.1	2/8/2016
10.19		Second Amended Credit Agreement as of July 19, 2016, by and among The Ensign Group, Inc., SunTrust Bank, now known as Truist, as administrative agent, and the lenders party thereto	8-K	001-33757	10.1	7/25/2016
10.20		The Ensign Group, Inc. 2017 Omnibus Incentive Plan	DEF 14A	001-33757	A	4/13/2017
10.21		Form of 2017 Omnibus Incentive Plan Notice of Grant of Stock Options; and form of Non-Incentive Stock Option Award Terms and Conditions	10-K	001-33757	10.87	2/8/2018
10.22		Form of 2017 Omnibus Incentive Plan Restricted Stock Agreement	10-K	001-33757	10.88	2/8/2018
10.23		Form of U.S. Department of Housing and Urban Development Healthcare Facility Note and schedule of individual subsidiary loans, by and among The Ensign Group, Inc.'s subsidiaries listed therein and U.S. Department of Housing and Urban Development	8-K	001-33757	10.1	1/3/2018
10.24		Form of U.S. Department of Housing and Urban Development Security Instrument/Mortgage/Deed of Trust	8-K	001-33757	10.2	1/3/2018
10.25		Transition Services Agreement, dated as of October 1, 2019, by and between The Ensign Group, Inc. and The Pennant Group, Inc	8-K	001-33757	10.1	10/1/2019
10.26		Tax Matters Agreement, dated as of October 1, 2019, by and between The Ensign Group, Inc. and The Pennant Group, Inc.	8-K	001-33757	10.2	10/1/2019
10.27		Employee Matters Agreement, dated as of October 1, 2019, by and between The Ensign Group, Inc. and The Pennant Group, Inc.	8-K	001-33757	10.3	10/1/2019
10.28		Third Amended and Restated Credit Agreement, dated as of October 1, 2019, by and among The Ensign Group, Inc., SunTrust Bank, now known as Truist, as administrative agent, and the lenders party thereto	8-K	001-33757	10.4	10/1/2019
10.29		Lease Agreement, dated as of October 1, 2019, by and between The Ensign Group, Inc. and The Pennant Group, Inc.	8-K	001-33757	10.5	10/1/2019
10.30	+	The Ensign Services, Inc. Deferred Compensation Plan	10-K	001-33757	10.1	2/3/2021
10.31	+	First Amendment to The Ensign Services, Inc. Deferred Compensation Plan	10-K	001-33757	10.2	2/3/2021
10.32		First Amendment to Third Amended and Restated Credit Agreement, dated as of February 8, 2022, by and among The Ensign Group, Inc., Standard Bearer Healthcare REIT, Inc., Truist Bank (as successor by merger to SunTrust Bank), as administrative agent, and the lenders party thereto					X
21.1		Subsidiaries of The Ensign Group, Inc., as amended					X
23.1		Consent of Deloitte & Touche LLP					X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulations S-T)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+	Indicates management contract or compensatory plan.
*	Documents not filed herewith are incorporated by reference to the prior filings identified in the table above.

Item 16. FORM 10-K SUMMARY
Not applicable

Table Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ENSIGN GROUP, INC.

February 9, 2022	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer, Executive Vice President and Director (Principal Financial Officer and Accounting Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY R. PORT	Chief Executive Officer and Director (principal executive officer)	February 9, 2022
Barry R. Port

/s/ SUZANNE D. SNAPPER	Chief Financial Officer, Executive Vice President and Director (principal financial officer and accounting officer and duly authorized officer)	February 9, 2022
Suzanne D. Snapper

/s/ CHRISTOPHER R. CHRISTENSEN	Executive Chairman and Chairman of the Board	February 9, 2022
Christopher R. Christensen

/s/ ANN S. BLOUIN	Director	February 9, 2022
Ann S. Blouin

/s/ SWATI B. ABBOTT	Director	February 9, 2022
Swati B. Abbott

/s/ DAREN J. SHAW	Director	February 9, 2022
Daren J. Shaw

/s/ LEE A. DANIELS	Director	February 9, 2022
Lee A. Daniels

/s/ BARRY M. SMITH	Director	February 9, 2022
Barry M. Smith