Form 10-Q
period 2022-03-31
ENSIGN GROUP, INC
filed 2022-04-28
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2022.
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
As of April 25, 2022, 55,477,077 shares of the registrant’s common stock, $0.001 par value, were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2022

PART I.
Item 1.        FINANCIAL STATEMENTS

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021

	(In thousands, except par values)
Assets
Current assets:
Cash and cash equivalents	$248,546	$262,201
Accounts receivable—less allowance for doubtful accounts of $13,212 and $11,213 at March 31, 2022 and December 31, 2021, respectively	339,886	328,731
Investments—current	12,093	13,763
Prepaid income taxes	—	5,452
Prepaid expenses and other current assets	32,586	29,562
Total current assets	633,111	639,709
Property and equipment, net	906,777	888,434
Right-of-use assets	1,294,931	1,138,872
Insurance subsidiary deposits and investments	38,024	36,567
Escrow deposits	400	—
Deferred tax assets	32,883	33,147
Restricted and other assets	55,172	47,046
Intangible assets, net	2,665	2,652
Goodwill	76,869	60,469
Other indefinite-lived intangibles	3,727	3,727
Total assets	$3,044,559	$2,850,623
Liabilities and equity
Current liabilities:
Accounts payable	$56,850	$58,116
Accrued wages and related liabilities (Note 3)	251,194	278,770
Lease liabilities—current	57,902	52,181
Accrued self-insurance liabilities—current	43,728	40,831
Other accrued liabilities	100,161	89,410
Current maturities of long-term debt	3,723	3,760
Total current liabilities	513,558	523,068
Long-term debt—less current maturities	152,010	152,883
Long-term lease liabilities—less current portion	1,207,104	1,056,515
Accrued self-insurance liabilities—less current portion	71,602	69,308
Other long-term liabilities	28,272	27,135
Total liabilities	$1,972,546	$1,828,909

Commitments and contingencies (Notes 16, 18 and 19)

Equity
Ensign Group, Inc. stockholders' equity:
Common stock: $0.001 par value; 100,000 shares authorized; 58,385 and 55,308 shares issued and outstanding at March 31, 2022, respectively, and 58,134 and 55,190 shares issued and outstanding at December 31, 2021, respectively	58	58
Additional paid-in capital	383,181	369,760
Retained earnings	781,290	733,992
Common stock in treasury, at cost, 3,077 and 2,944 shares at March 31, 2022 and December 31, 2021, respectively (Note 20)	(92,939)	(83,042)
Total Ensign Group, Inc. stockholders' equity	1,071,590	1,020,768
Non-controlling interest	423	946
Total equity	1,072,013	1,021,714
Total liabilities and equity	$3,044,559	$2,850,623
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2022	2021

	(In thousands, except per share data)
Revenue:
Service revenue	$709,156	$623,276
Rental revenue	4,289	3,977
Total revenue	$713,445	$627,253
Expense:
Cost of services	555,641	482,186
Rent—cost of services	35,762	33,456
General and administrative expense	38,256	34,273
Depreciation and amortization	14,676	13,659
Total expenses	644,335	563,574
Income from operations	69,110	63,679
Other income (expense):
Interest expense	(2,068)	(1,641)
Other (expense) income	(816)	748
Other expense, net	(2,884)	(893)
Income before provision for income taxes	66,226	62,786
Provision for income taxes	16,138	12,949
Net income	50,088	49,837
Less:
Net (loss) income attributable to noncontrolling interests	(252)	631
Net income attributable to The Ensign Group, Inc.	$50,340	$49,206

Net income per share attributable to The Ensign Group, Inc.:
Basic	$0.92	$0.91
Diluted	$0.89	$0.86
Weighted average common shares outstanding:
Basic	54,667	54,192
Diluted	56,871	56,891
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
Balance - January 1, 2022	55,190	$58	$369,760	$733,992	2,944	$(83,042)	$946	$1,021,714
Issuance of common stock to employees and directors resulting from the exercise of stock options	147	—	2,768	—	—	—	—	2,768
Issuance of restricted stock, net of forfeitures	104	—	5,241	—	—	—	—	5,241
Shares of common stock used to satisfy tax withholding obligations	—	—	—	—	—	(15)	—	(15)
Dividends declared ($0.0550 per share)	—	—	—	(3,042)	—	—	—	(3,042)
Employee stock award compensation	—	—	5,167	—	—	—	—	5,167
Repurchase of common stock (Note 20)	(133)	—	—	—	133	(9,882)	—	(9,882)
Acquisition of noncontrolling interest	—	—	245	—	—	—	(271)	(26)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(252)	(252)
Net income attributable to the Ensign Group, Inc.	—	—	—	50,340	—	—	—	50,340
Balance - March 31, 2022	55,308	$58	$383,181	$781,290	3,077	$(92,939)	$423	$1,072,013

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
Balance - January 1, 2021	54,626	$58	$338,177	$551,055	2,791	$(71,213)	$150	$818,227
Issuance of common stock to employees and directors resulting from the exercise of stock options	246	—	3,880	—	—	—	—	3,880
Issuance of restricted stock, net of forfeitures	81	—	3,725	—	—	—	—	3,725
Shares of common stock used to satisfy tax withholding obligations	—	—	—	—	—	(9)	—	(9)
Dividends declared ($0.0525 per share)	—	—	—	(2,886)	—	—	—	(2,886)
Employee stock award compensation	—	—	4,054	—	—	—	—	4,054
Net income attributable to noncontrolling interest	—	—	—	—	—	—	631	631
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(1,248)	(1,248)
Net income attributable to the Ensign Group, Inc.	—	—	—	49,206	—	—	—	49,206
Balance - March 31, 2021	54,953	$58	$349,836	$597,375	2,791	$(71,222)	$(467)	$875,580

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$50,088	$49,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,676	13,659
Amortization of deferred financing fees	223	210
Non-cash leasing arrangement	124	112
Deferred income taxes	264	—
Provision for doubtful accounts	2,142	2,560
Stock-based compensation	5,167	4,054
Loss/(gain) on insurance claims, legal finding and asset disposals	4,054	(236)
Change in operating assets and liabilities
Accounts receivable	(14,117)	(15,449)
Prepaid income taxes	5,452	1,224
Prepaid expenses and other assets	(3,580)	(4,271)
Cash surrender value of life insurance policy premiums	(7,916)	(7,440)
Operating lease obligations	(162)	(133)
Deferred compensation liability	7,801	7,459
Accounts payable	(1,467)	2,768
Accrued wages and related liabilities	(28,989)	(34,562)
Income taxes payable	10,416	11,791
Other accrued liabilities	(3,031)	(1,737)
Accrued self-insurance liabilities	4,740	4,615
Other long-term liabilities	(11)	(167)
Net cash provided by operating activities	45,874	34,294
Cash flows from investing activities:
Purchase of property and equipment	(15,838)	(15,334)
Cash payments for business acquisitions (Note 9)	(16,400)	—
Cash payments for asset acquisitions (Note 9)	(17,010)	—
Escrow deposits	(400)	(250)
Cash from insurance proceeds	431	6,250
Cash proceeds from the sale of assets	—	840
Purchases of investments	(2,340)	(6,869)
Maturities of investments	2,553	3,430
Other restricted assets	764	(279)
Net cash used in investing activities	(48,240)	(12,212)
Cash flows from financing activities:
Payments on debt (Note 16)	(979)	(849)
Issuance of common stock upon exercise of options	2,768	3,880
Repurchase of shares of common stock to satisfy tax withholding obligations	(15)	(9)
Repurchase of shares of common stock (Note 20)	(9,882)	—
Dividends paid	(3,035)	(2,868)
Non-controlling interest distribution	—	(1,248)
Purchase of non-controlling interest	(26)	—
Payments of deferred financing costs	(120)	—
Proceeds from CARES Act Provider Relief Fund and Medicare Advance Payment Program (Note 3)	—	9,139
Repayments of CARES Act Provider Relief Fund and Medicare Advance Payment Program (Note 3)	—	(111,162)
Net cash used in financing activities	(11,289)	(103,117)
Net decrease in cash and cash equivalents	(13,655)	(81,035)
Cash and cash equivalents beginning of period	262,201	236,562
Cash and cash equivalents end of period	$248,546	$155,527

	Three Months Ended March 31,
(In thousands)	2022	2021
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,107	$1,427
Lease liabilities	$35,972	$33,339
Non-cash financing and investing activity:
Accrued capital expenditures	$3,900	$3,800
Accrued dividends declared	$3,042	$2,886
Right-of-use assets obtained in exchange for new and modified operating lease obligations	$170,007	$37,471

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, shares and options in thousands, except per share data)

1. DESCRIPTION OF BUSINESS
The Company — The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company, through its operating subsidiaries, is a provider of health care services across the post-acute care continuum, engaged in the ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare-related properties and other ancillary businesses. As of March 31, 2022, the Company operated 250 facilities and other ancillary operations located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. The Company's operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, senior living and other ancillary services. The Company's operating subsidiaries have a collective capacity of approximately 25,500 operational skilled nursing beds and 2,700 senior living units. As of March 31, 2022, the Company operated 179 facilities under long-term lease arrangements, and had options to purchase 11 of those 179 facilities. The Company's real estate portfolio includes 102 owned real estate properties, which included 71 facilities operated and managed by the Company, 32 senior living operations leased to and operated by The Pennant Group, Inc. (Pennant) as part of the spin-off transaction that occurred in October 2019, and the Service Center location. Of those 32 senior living operations, two are located on the same real estate properties as skilled nursing facilities that the Company owns and operates.
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
In January of 2022, the Company formed a captive real estate investment trust (REIT), which owns and manages its real estate business, called Standard Bearer Healthcare REIT, Inc. (Standard Bearer). The Company expects the REIT structure will provide it with an efficient vehicle for future acquisitions of properties that could be operated by Ensign affiliates or other third parties. Refer to Note 7, Standard Bearer for additional information on Standard Bearer.
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

Other Information — The accompanying condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 (collectively, the Interim Financial Statements) are unaudited. Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2021 which are included in the Company’s Annual Report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

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

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The condensed consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest. Additionally, the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities are entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impacts" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. On October 1, 2021, the Company deconsolidated its VIE, which was not material, as this entity no longer met the requirements for consolidation. At the end of fiscal year 2021, the Company had no VIEs.
Reclassifications — Prior period results reflect reclassifications, for comparative purposes, related to the change in the Company's segment structure as a result of the formation of Standard Bearer. Refer to Note 8, Business Segments, for additional information related to segments.
Estimates and Assumptions — The preparation of the Interim Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Interim Financial Statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Company’s Interim Financial Statements relate to revenue, acquired property and equipment, intangible assets and goodwill, right-of-use assets, impairment of long-lived assets, lease liabilities, general and professional liabilities, workers' compensation and healthcare claims included in accrued self-insurance liabilities, and income taxes. Actual results could differ from those estimates.

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
Leases and Leasehold Improvements — The Company leases skilled nursing facilities, senior living facilities and commercial office space. The Company determines if an arrangement is a lease at the inception of each lease. Leases commencing prior to the ASC 842 adoption date were classified as operating lease under historical guidance. As the Company has elected the package of practical expedients allowing it to not reassess lease classification, these leases are classified as operating leases under ASC 842 as well. For leases commencing subsequent to the ASC 842 adoption date, the Company performs an evaluation to determine whether the lease should be classified as an operating or finance lease at the inception of the lease. As of March 31, 2022, the Company does not have any leases that are classified as finance leases. Rights and obligations of operating leases are included as right-of-use assets, current lease liabilities and long-term lease liabilities on the Company's condensed consolidated balance sheet. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of future lease payments. The Company utilized a third-party valuation specialist to assist in estimating the incremental borrowing rate.

Table of Contents	THE ENSIGN GROUP, INC.
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

Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and determined there was no impairment during the three months ended March 31, 2022 and 2021.
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
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances indicate that its carrying value may not be recoverable. The Company performs its annual test for impairment during the fourth quarter of each year. The Company did not identify any goodwill or intangible asset impairment during the three months ended March 31, 2022 and 2021.
Self-Insurance — The Company is partially self-insured for general and professional liability claims up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per claim, per location and on an aggregate basis for the Company. The combined self-insured retention is $500 per claim, subject to an additional one-time deductible of $1,000 for California affiliated operations and a separate, one-time, deductible of $1,250 for non-California operations. For all affiliated operations, except those located in Colorado, the third-party coverage above these limits is $1,000 per claim, $3,000 per operation, with a $5,000 blanket aggregate limit and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits is $1,000 per claim and $3,000 per operation, which is independent of the aforementioned blanket aggregate limits that apply outside of Colorado.
The majority of the self-insured retention and deductible limits for general and professional liabilities and workers' compensation liabilities are self-insured through the captive insurance subsidiary, the related assets and liabilities of which are included in the accompanying condensed consolidated balance sheets. The captive insurance subsidiary is subject to certain statutory requirements as an insurance provider.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s policy is to accrue amounts equal to the actuarial estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued general liability and professional malpractice liabilities on an undiscounted basis, net of anticipated insurance recoveries, were $67,798 and $66,158 as of March 31, 2022 and December 31, 2021, respectively.
The Company’s operating subsidiaries are self-insured for workers’ compensation liabilities in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual specific excess insurance coverage that insures individual claims that exceed $625 per occurrence. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 per occurrence. The Company’s operating subsidiaries in all other states, with the exception of Washington, are under a loss sensitive plan that insures individual claims that exceed $350 per occurrence. In the state of Washington, the Company is self insured and has purchased individual specific excess insurance coverage that insures individual claims that exceed $500 per occurrence. For all of the self insured plans and retention, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $28,116 and $27,335 as of March 31, 2022 and December 31, 2021, respectively.
In addition, the Company has recorded an asset and equal liability of $7,206 and $6,755 as of March 31, 2022 and December 31, 2021, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis. See Note 13, Restricted and Other Assets.
The Company self-funds medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $525 for each covered person for fiscal year 2022. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $12,210 and $9,891 as of March 31, 2022 and December 31, 2021, respectively.
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

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Noncontrolling Interest — The noncontrolling interest in a subsidiary is initially recognized at estimated fair value on the acquisition date and is presented within total equity in the Company's condensed consolidated balance sheets. The Company presents the noncontrolling interest and the amount of condensed consolidated net income attributable to The Ensign Group, Inc. in its condensed consolidated statements of income. Net income per share is calculated based on net income attributable to The Ensign Group, Inc.'s stockholders. The carrying amount of the noncontrolling interest is adjusted based on an allocation of subsidiary earnings based on ownership interest.

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

Recent Accounting Standards Adopted by the Company

In November 2021, the FASB issued ASU 2021-10 “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance,” which created FASB ASC Topic 832, Government Assistance (ASC 832). ASC 832 requires business entities to disclose information about certain government assistance they receive. The Company adopted this standard on January 1, 2022 and determined there was no material impact on the Company's condensed consolidated financial statements.

Accounting Standards Recently Issued but Not Yet Adopted by the Company

In February 2020, the FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848)," which provides temporary, optional practical expedients and exceptions to enable a smoother transition to reference rates which are expected to replace LIBOR reference rates. Adoption of the provisions of ASU 2020-04 is optional. The amendments are effective for all entities from the beginning of the interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. Subsequent to March 31, 2022, the Company and its subsidiaries including Standard Bearer, entered into the Second Amendment to Third Amended and Restated Credit Agreement (the Amended Credit Facility), which increased the revolving credit facility by $250,000 to an aggregate principal amount of up to $600,000. The amendment modifies the reference rate from LIBOR to Secured Overnight Financing Rate (SOFR). The Company is currently evaluating the impact of ASU 2020-04 on its financial position, results of operations and liquidity.

3. COVID-19 UPDATE

The COVID-19 pandemic has continued to impact the Company's affiliated operations. In prior years, as part of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the CARES Act), the Company received cash distributions of relief fund payments (Provider Relief Funds) and funds authorized by U.S. Department of Health and Human Services (HHS) to be used to protect residents of nursing homes and long-term care (LTC) facilities from the impact of COVID-19. During the three months ended March 31, 2022, the Company did not receive Provider Relief Funds. During the three months ended March 31, 2021, the Company received and returned $9,139 in Provider Relief Funds. The Company may continue to receive additional funding in future periods.

In fiscal year 2020, the Company applied for and received $105,255 through the Medicare Accelerated and Advance Payment Program under the CARES Act. The purpose of the program is to assist in providing needed liquidity to care delivery providers. The Company repaid $3,232 of the funds in 2020. In March 2021, the Company repaid the remaining funds of $102,023.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Family First Coronavirus Response Act was signed into law in 2020 to provide a temporary 6.2% increase to the Federal Medical Assistance Percentage (FMAP) effective January 1, 2020. The law permits states to retroactively change their state's Medicaid program rates effective as of January 1, 2020. The law provides discretion to each state and specifies the funds are to be used to reimburse the recipient for healthcare related expenses that are attributable to COVID-19 and associated with providing patient care. In addition, increases in Medicaid rates can come from other areas of the state's budget outside of FMAP funding. Revenues from these additional payments are recognized in accordance with ASC 606, subject to variable consideration constraints. In certain operations where the Company received additional payments that exceeded expenses incurred related to COVID-19, the Company characterized such payments as variable revenue that required additional consideration and accordingly, the amount of state relief revenue recognized is limited to the actual COVID-19 related expenses incurred. As of March 31, 2022 and December 31, 2021, the Company had $1,499 and $1,781 in unapplied state relief funds, respectively. During the three months ended March 31, 2022 and 2021, the Company received an additional $17,317 and $15,645 in state relief funding and recognized $17,599 and $16,465, respectively, as revenue.

The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due by December 31, 2021 and the remaining 50% due by December 31, 2022. The Company recorded $48,309 of deferred payments of social security taxes as a liability during 2020. The Company paid $24,154 during the year ended December 31, 2021 and the remaining short-term balance of $24,155 is included in accrued wages and related liabilities within the condensed consolidated balance sheets as of March 31, 2022.

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

Revenue from the Medicare and Medicaid programs accounted for 73.4% and 74.1% of all service revenue for the three months ended March 31, 2022 and 2021, respectively. Settlements with Medicare and Medicaid payors for retroactive adjustments due to audits and reviews are considered variable consideration and are included in the determination of the estimated transaction price. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity. Consistent with healthcare industry practices, any changes to these revenue estimates are recorded in the period the change or adjustment becomes known based on the final settlement. The Company recorded adjustments to revenue which were not material to the Company's condensed consolidated revenue for the three months ended March 31, 2022 and 2021.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Rental Revenue
The Company's rental revenues are primarily generated by leasing healthcare-related properties through triple-net lease arrangements, under which the tenant is solely responsible for the costs related to the property. Revenue is recognized on a straight-line basis over the lease term if it has been deemed probable of collection. The Company has elected the single component practical expedient, which allows a lessor, by class of underlying asset, not to allocate the total consideration to the lease and non-lease components based on their relative stand-alone selling prices where certain criteria are met. This single component practical expedient requires the Company to account for the lease component and non-lease components associated with that lease as a single component if (1) the timing and pattern of transfer of the lease component and the non-lease components associated with it are the same and (2) the lease component would be classified as an operating lease if it were accounted for separately. If the Company determines that the lease component is the predominant component, it accounts for the single component as an operating lease in accordance with the new lease standards. Conversely, the Company is required to account for the combined component under the revenue recognition standard if it determines that the non-lease component is the predominant component. As a result of this assessment, rental revenues from the lease of real estate assets that qualify for this expedient are accounted for as a single component under the new lease standards. The components of the Company's operating leases qualify for the single component presentation.

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
Revenue by Payor

The Company’s revenue is derived primarily from providing healthcare services to patients and is recognized on the date services are provided at amounts billable to individual patients, adjusted for estimates for variable consideration. For patients under reimbursement arrangements with third-party payors, including Medicaid, Medicare and private insurers, revenue is recorded based on contractually agreed-upon amounts or rates, adjusted for estimates for variable consideration, on a per patient, daily basis or as services are performed.
Service revenue for the three months ended March 31, 2022 and 2021 is summarized in the following tables:

	Three Months Ended March 31,
	2022		2021
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid(1)	$266,348	37.6%	$231,358	37.1%
Medicare	208,411	29.4	190,303	30.5
Medicaid — skilled	45,949	6.4	39,993	6.5
Total Medicaid and Medicare	520,708	73.4	461,654	74.1
Managed care	127,786	18.0	108,345	17.4
Private and other(2)	60,662	8.6	53,277	8.5
Service revenue	$709,156	100.0%	$623,276	100.0%

(1) Medicaid payor includes revenue for senior living operations and revenue related to FMAP.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services.

In addition to the service revenue above, the Company's rental revenue derived from triple-net lease arrangements with third parties is $4,289 and $3,977, respectively, for the three months ended March 31, 2022 and 2021.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Balance Sheet Impact

Included in the Company’s condensed consolidated balance sheets are contract balances, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company had no material contract liabilities and contract assets as of March 31, 2022 and December 31, 2021, or activity during the three months ended March 31, 2022 and 2021.

Accounts receivable as of March 31, 2022 and 2021, is summarized in the following table:

	March 31, 2022	December 31, 2021
Medicaid	$128,574	$123,647
Managed care	82,500	79,722
Medicare	61,884	59,797
Private and other payors	80,140	76,778
	353,098	339,944
Less: allowance for doubtful accounts	(13,212)	(11,213)
Accounts receivable, net	$339,886	$328,731
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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$50,088	$49,837
Less: net (loss) income attributable to noncontrolling interests	(252)	631
Net income attributable to The Ensign Group, Inc.	$50,340	$49,206

Denominator:
Weighted average shares outstanding for basic net income per share	54,667	54,192
Basic net income per common share:	$0.92	$0.91

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$50,088	$49,837
Less: net (loss) income attributable to noncontrolling interests	(252)	631
Net income attributable to The Ensign Group, Inc.	$50,340	$49,206

Denominator:
Weighted average common shares outstanding	54,667	54,192
Plus: incremental shares from assumed conversion (1)	2,204	2,699
Adjusted weighted average common shares outstanding	56,871	56,891
Diluted net income per common share:	$0.89	$0.86
(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 647 and 28 for the three months ended March 31, 2022 and 2021, respectively.
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

The fair value of cash and cash equivalents of $248,546 and $262,201 as of March 31, 2022 and December 31, 2021, respectively, is derived using Level 1 inputs. The Company's other financial assets include contracts insuring the lives of certain employees who are eligible to participate in non-qualified deferred compensation plans which are held in a rabbi trust. The cash surrender value of these contracts is based on performance measurement funds that shadow the deferral investment allocations made by participants in the deferred compensation plan. As of March 31, 2022, and December 31, 2021, the fair value of the pooled investment funds of $25,446 and $17,530, respectively, is derived using Level 2 inputs. The pooled investment funds are included in restricted and other assets in the condensed consolidated balance sheets. See Note 13, Restricted and Other Assets.

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

Debt Security Investments - Held to Maturity

As of March 31, 2022 and December 31, 2021, the Company had approximately $50,117 and $50,330, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value based on Level 1 inputs. The Company has the intent and ability to hold these debt securities to maturity. Further, as of March 31, 2022, the debt security investments were held in AA, A and BBB rated debt securities. The Company believes its debt security investments that were in an unrealized loss position as of March 31, 2022 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.

7. STANDARD BEARER
Standard Bearer's real estate portfolio consists of 95 of the Company's 102 owned real estate properties, of which 67 are operated and managed by the Company and 30 are leased to and operated by Pennant. Standard Bearer intends to qualify and elect to be taxed as a REIT, for U.S. federal income tax purposes, commencing with its taxable year ending December 31, 2022. During the three months ended March 31, 2022, Standard Bearer acquired the real estate of two skilled nursing facilities for a purchase price of $17,010, of which both are operated and managed by Ensign's affiliated operations. Refer to Note 9, Operation Expansions for additional information.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As part of the formation of Standard Bearer, certain of the Company's operating subsidiaries and Standard Bearer and its subsidiaries entered into several agreements which include leasing, management services and debt arrangements between the operations. As these intercompany arrangements were entered into when Standard Bearer was formed in January 2022, the transactions related to these agreements are reflected in the Standard Bearer's segment income during three months ended March 31, 2022. All intercompany transactions have been eliminated in consolidation. Refer to Note 8, Business Segments, for additional information related to these intercompany eliminations as well as Standard Bearer as a reportable segment.
Intercompany master lease agreements
Certain of the Company's operating subsidiaries and the 67 Standard Bearer subsidiaries entered into five "triple-net" master lease agreements (collectively, the Standard Bearer Master Leases) in January 2022. The lease periods range from 15 to 19 years with three five-year renewal option beyond the initial term, on the same terms and conditions. The rent structure under the Standard Bearer Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the operating subsidiaries are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The two real estate properties acquired during three months ended March 31, 2022 were added to the Standard Bearer Master Leases. Rental revenue generated from Ensign affiliated operations for the three months ended March 31, 2022 and 2021 was $13,425 and $10,591, respectively.
Intercompany management agreement

The Service Center provides services to Standard Bearer pursuant to the management agreement between Standard Bearer and the Service Center. The management agreement provides for a base management fee that is equal to 5% of total rental revenue and an incentive management fee that is equal to 5% of funds from operations (FFO) and is capped at 1% of total rental revenue. Management fee generated between Standard Bearer and the Service Center for the three months ended March 31, 2022 was $1,022 or 6.0% of total Standard Bearer rental revenue.

Intercompany debt arrangements

Standard Bearer obtains its funding through various sources including operating cash flows, access to debt arrangements and intercompany loans. The intercompany debt arrangements include mortgage loans and a credit revolver between the Ensign Group, Inc., the real estate properties and Standard Bearer to fund acquisitions and working capital needs. The interest rate under the credit revolver is a base rate plus a margin ranging from 0.50% to 1.50% per annum or LIBOR (or an alternative reference rate) plus a margin range from 1.50% to 2.50% per annum.

In addition, as the Department of Housing and Urban Development (HUD) mortgage loans and promissory notes are entered into by real estate subsidiaries held by Standard Bearer, the interest expense incurred from these debts are included in Standard Bearer's segment income. Refer to Note 16, Debt, for additional information related to these debts.
Equity Instrument Denominated in the Shares of a Subsidiary
As part of the formation of Standard Bearer in January of 2022, the Company implemented the Standard Bearer Healthcare REIT, Inc. 2022 Omnibus Incentive Plan (Standard Bearer Equity Plan). The Company may grant stock options and restricted stock awards under the Standard Bearer Equity Plan to employees and management of the Company's affiliated subsidiaries. These awards generally vest over a period of five years or upon the occurrence of certain prescribed events. The value of the stock options and restricted stock awards is tied to the value of the common stock of Standard Bearer, which is determined based on an independent valuation of Standard Bearer. The awards can be put to the Company at various prescribed dates, which in no event is earlier than six months after vesting of the restricted awards or exercise of the stock options. The Company can also call the awards, generally upon employee termination. During the three months ended March 31, 2022, the Company did not grant any stock options nor restricted shares.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. BUSINESS SEGMENTS

In conjunction with the formation Standard Bearer in January 2022, the Company's Chief Executive Officer, who is its chief operating decision maker, or CODM, began reviewing the results of Standard Bearer instead of all real estate properties. Accordingly, the Company revised its former real estate segment to include only real estate properties that are part of Standard Bearer. This change in organizational structure demonstrates that Standard Bearer's real estate is a core part of the Company's expansion of its real estate investment strategy. As of the first quarter of 2022, the Company has two reportable segments: (1) skilled services, which includes the operation of skilled nursing facilities and rehabilitation therapy services and (2) Standard Bearer, which is comprised of selected real estate properties owned by Standard Bearer and leased to skilled nursing and senior living operators. Segment information for prior period has been recast to reflect the change of the Company’s segment structure.

As of March 31, 2022, the skilled services segment includes 217 skilled nursing operations and 23 campus operations that provide both skilled nursing and rehabilitative care services and senior living services. The Company's Standard Bearer segment consists of 95 owned real estate properties. These properties include 67 operations the Company operated and managed and 30 senior living operations that are leased to and operated by third parties. Of the 30 real estate operations leased to third parties, two senior living operations are located on the same real estate properties as skilled nursing facilities that the Company owns and operates. The Company also reports an “All Other” category that includes results from its senior living operations, which includes ten stand-alone senior living operations and 23 campus operations that provide both skilled nursing and rehabilitative care services and senior living services, mobile diagnostics, medical transportation, other real estate and other ancillary operations. Services included in the “All Other” category are insignificant individually, and therefore do not constitute a reportable segment.

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

The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies. Intercompany revenue is eliminated in consolidation, along with corresponding intercompany expenses. Segment income and loss is defined as profit or loss from operations before provision for income taxes, excluding gain or loss from sale of real estate, insurance recoveries and impairment charges from operations. Included in segment income for Standard Bearer is expense for intercompany services provided by the Service Center as described in Note 7, Standard Bearer, as it is part of the CODM financial information.

The following tables set forth financial information for the segments:

	Three Months Ended March 31, 2022
	Skilled Services	Standard Bearer	All Other(1)	Intercompany Elimination	Total
Service revenue(2)	$686,771	$—	$25,467	$(3,082)	$709,156
Rental revenue(3)	—	17,193	1,863	(14,767)	4,289
Total revenue	$686,771	$17,193	$27,330	$(17,849)	$713,445
Segment income (loss)	98,256	6,900	(38,930)	—	66,226
Depreciation and amortization	7,901	5,021	1,754	—	14,676
Interest expense(4)	$—	$3,562	$358	$(1,852)	$2,068
(1) All other primarily includes all ancillary operations, stand-alone senior living operations and the Service Center.
(2) Intercompany service revenue represents service revenue generated by ancillary operations provided to the Company's affiliated wholly-owned healthcare facilities and management service revenue generated by the Service Center with Standard Bearer. Intercompany service revenue is eliminated in consolidation along with corresponding intercompany cost of service.
(3) Intercompany rental revenue represents rental income generated by both Standard Bearer and other real estate properties with Company's affiliated wholly-owned healthcare facilities. Intercompany rental revenue is eliminated in consolidation along with corresponding intercompany rent expense.
(4) Included in interest expense in Standard Bearer is interest expense incurred from intercompany debt arrangements between Standard Bearer and The Ensign Group, Inc. The intercompany interest expense is eliminated in the "Intercompany Elimination" column.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended March 31, 2021
	Skilled Services	Standard Bearer	All Other(1)	Intercompany Elimination	Total
Service revenue(2)	$601,036	$—	$23,919	$(1,679)	$623,276
Rental revenue(3)	—	14,069	1,810	(11,902)	3,977
Total revenue	$601,036	$14,069	$25,729	$(13,581)	$627,253
Segment income (loss)	88,931	7,713	(34,298)	—	62,346
Gain on sale of real estate	—	—	—	—	440
Income before provision for income taxes	—	—	—	—	$62,786
Depreciation and amortization	7,475	4,155	2,029	—	13,659
Interest expense(4)	$—	$1,641	$—	$—	$1,641
(1) All other primarily includes all ancillary operations, stand-alone senior living operations and the Service Center.
(2) Intercompany service revenue represents service revenue generated by ancillary operations provided to the Company's affiliated wholly-owned healthcare facilities. Intercompany service revenue is eliminated in consolidation along with corresponding intercompany cost of service.
(3) Intercompany rental revenue represents rental income generated by both Standard Bearer and other real estate properties with the Company's affiliated wholly-owned healthcare facilities. Intercompany rental revenue is eliminated in consolidation along with corresponding intercompany rent expense.
(4) Included in interest expense in Standard Bearer is interest expense incurred from intercompany debt arrangements between Standard Bearer and The Ensign Group, Inc. The intercompany interest expense is eliminated in the "Intercompany Elimination" column.

Service revenue by major payor source were as follows:

	Three Months Ended March 31, 2022
	Skilled Services	Other Service Revenue	Total Service Revenue	Revenue %
Medicaid(1)	$261,587	$4,761	$266,348	37.6%
Medicare	208,411	—	208,411	29.4
Medicaid-skilled	45,949	—	45,949	6.4
Subtotal	515,947	4,761	520,708	73.4
Managed care	127,786	—	127,786	18.0
Private and other(2)	43,038	17,624	60,662	8.6
Total service revenue	$686,771	$22,385	$709,156	100.0%
(1) Medicaid payor includes revenue generated from senior living operations and revenue related to FMAP.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services.

	Three Months Ended March 31, 2021
	Skilled Services	Other Service Revenue	Total Service Revenue	Revenue %
Medicaid(1)	$227,741	$3,617	$231,358	37.1%
Medicare	190,303	—	190,303	30.5
Medicaid-skilled	39,993	—	39,993	6.5
Subtotal	458,037	3,617	461,654	74.1
Managed care	108,345	—	108,345	17.4
Private and other(2)	34,654	18,623	53,277	8.5
Total service revenue	$601,036	$22,240	$623,276	100.0%
(1) Medicaid payor includes revenue generated from senior living operations and revenue related to FMAP.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services.

In addition to the service revenue above, the Company's rental revenue derived from triple-net lease arrangements with third parties is $4,289 and $3,977, respectively, for the three months ended March 31, 2022 and 2021. This revenue is included in both Standard Bearer and the all other category.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. OPERATION EXPANSIONS
The Company's subsidiaries expansion focus is to purchase or lease operations that are complementary to the current affiliated operations, accretive to the business, or otherwise advance the Company's strategy. The results of all operating subsidiaries are included in the Interim Financial Statements subsequent to the date of acquisition. Acquisitions are accounted for using the acquisition method of accounting. The Company's affiliated operations also enter into long-term leases that may include options to purchase the facilities. As a result, from time to time, a real estate affiliated subsidiary will acquire the property of facilities that have previously been operated under third-party leases.
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
2022 Expansions
During the three months ended March 31, 2022, the Company expanded its operations through a combination of long-term leases and real estate purchases, with the addition of four stand-alone skilled nursing operations. Of these additions, two are related to purchases of real estate properties, further expanding the Company's real estate portfolio. Refer to Note 7, Standard Bearer, for additional information on the purchase of real estate properties. In addition, the Company added two senior living operations that were transferred from Pennant, one of which is part of a campus operated by the Company's affiliated operating subsidiaries. These new operations added a total of 453 operational skilled nursing beds and 403 operational senior living units to be operated by the Company's affiliated operating subsidiaries. The aggregate purchase price for these expansions during the three months ended March 31, 2022 was $33,410.
In connection with the new operations made through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction.
The aggregate purchase price for the two real estate properties acquired during the three months ended March 31, 2022 was $17,010 and was classified as asset acquisitions. The remaining aggregate purchase price during the three months ended March 31, 2022 of $16,400 is concentrated in goodwill and accordingly, the transactions were classified as business combinations.
Subsequent to March 31, 2022, the Company expanded its operations through long-term leases, which added three senior living operations that were transferred from Pennant, two of which are part of healthcare campuses operated by the Company's affiliated operating subsidiaries. These new operations added 281 operational senior living units to be operated by the Company's affiliated operating subsidiaries. The Company also invested in new ancillary services that are complementary to its existing businesses.
2021 Expansions
During the three months ended March 31, 2021, the Company expanded its operations through a combination of long-term leases and real estate purchases, with the addition of four stand-alone skilled nursing operations. These new operations added a total of 447 operational skilled nursing beds operated by the Company's affiliated operating subsidiaries. The Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return. The operations added by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operations, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operating subsidiaries. The assets added during the three months ended March 31, 2022 were not material operations to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These additions have been included in the March 31, 2022 condensed consolidated balance sheets of the Company, and the operating results have been included in the condensed consolidated statements of operations of the Company since the date the Company gained effective control.

10. PROPERTY AND EQUIPMENT - NET
Property and equipment, net consists of the following:

	March 31, 2022	December 31, 2021
Land	$123,068	$121,164
Buildings and improvements	667,053	646,221
Leasehold improvements	142,747	140,012
Equipment	269,917	262,246
Furniture and fixtures	4,339	4,305
Construction in progress	9,523	10,253
	1,216,647	1,184,201
Less: accumulated depreciation	(309,870)	(295,767)
Property and equipment, net	$906,777	$888,434
See also Note 7, Standard Bearer and Note 9, Operation Expansions for information on acquisitions during the three months ended March 31, 2022 and 2021.

11. INTANGIBLE ASSETS - NET

		March 31, 2022			December 31, 2021
	Weighted Average Life (Years)
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Assembled occupancy	0.4	$196	$(125)	$71	$68	$(68)	$—
Facility trade name	30.0	733	(397)	336	733	(391)	342
Customer relationships	18.4	4,582	(2,324)	2,258	4,582	(2,272)	2,310
Total		$5,511	$(2,846)	$2,665	$5,383	$(2,731)	$2,652

During the three months ended March 31, 2022 and 2021, amortization expense was $404 and $361, respectively, of which $289 and $290 was related to the amortization of right-of-use assets, respectively.

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2022 (remainder)	$247
2023	234
2024	234
2025	234
2026	234
2027	234
Thereafter	1,248
$2,665

Table of Contents	THE ENSIGN GROUP, INC.
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
The Company anticipates that the majority of total goodwill recognized will be fully deductible for tax purposes as of March 31, 2022.

Provided that goodwill corresponds to the acquisition of a business and not merely the acquisition of real estate property, the Company's Standard Bearer segment appropriately does not carry a goodwill balance. The following table represents the goodwill value by skilled service segment and "all other" category, which includes other ancillary services, as of March 31, 2022 and December 31, 2021:

	Goodwill
	Skilled Services	All Other	Total
January 1, 2022	$51,486	$8,983	$60,469
Additions	16,400	—	16,400
March 31, 2022	$67,886	$8,983	$76,869

Other indefinite-lived intangible assets consist of the following:

	March 31, 2022	December 31, 2021
Trade name	$889	$889
Medicare and Medicaid licenses	2,838	2,838
	$3,727	$3,727

13. RESTRICTED AND OTHER ASSETS

Restricted and other assets consist of the following:

	March 31, 2022	December 31, 2021
Debt issuance costs, net	$1,776	$1,953
Long-term insurance losses recoverable asset	7,206	6,755
Deposits with landlords	14,429	13,705
Capital improvement reserves with landlords and lenders	6,315	7,103
Deferred compensation plan investments	25,446	17,530
Restricted and other assets	$55,172	$47,046

Included in restricted and other assets as of March 31, 2022 and December 31, 2021 are anticipated insurance recoveries related to the Company's workers' compensation liabilities and general and professional liability claims that are recorded on a gross rather than net basis in accordance with GAAP.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company implemented a non-qualified deferred compensation plan (the DCP) that was effective in 2019 for certain executives and was expanded to highly compensated employees on January 1, 2020. The plan allows for the employee deferrals to be deposited into a rabbi trust and the funds are generally invested in individual variable life insurance contracts owned by the Company that are specifically designed to informally fund savings plans of this nature. Cash surrender value of the contracts is based on performance measurement funds that shadow the deferral investment allocations made by participants in the deferred compensation plan. The Company recorded a loss on the deferral investment of $1,202 and a gain on the deferral investment of $306, which is included in other expense, net and offsetting income of $1,211 and offsetting expense $351 between cost of services and general and administrative expenses in the accompanying condensed consolidated statements of income for the three months ended March 31, 2022 and 2021, respectively.

14. OTHER ACCRUED LIABILITIES

Other accrued liabilities consists of the following:

	March 31, 2022	December 31, 2021
Quality assurance fee	$6,652	$6,474
Refunds payable	36,074	34,814
Resident advances	6,936	9,337
Unapplied state relief funds	1,499	1,781
Cash held in trust for patients	5,952	6,430
Dividends payable	3,042	3,035
Property taxes	7,716	9,124
Income tax payable	10,416	—
Legal finding accrued	3,626	—
Other	18,248	18,415
Other accrued liabilities	$100,161	$89,410

Quality assurance fee represents the aggregate of amounts payable to Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Utah, Washington and Wisconsin as a result of a mandated fee based on patient days or licensed beds. Refunds payable includes payables related to overpayments, duplicate payments and credit balances from various payor sources. Resident advances occur when the Company receives payments in advance of services provided. Resident deposits include refundable deposits to patients. Cash held in trust for patients reflects monies received from or on behalf of patients. Maintaining a trust account for patients is a regulatory requirement and, while the trust assets offset the liabilities, the Company assumes a fiduciary responsibility for these funds. The cash balance related to this liability is included in other current assets in the condensed consolidated balance sheets.

15. INCOME TAXES
The Company recorded income tax expense of $16,138 and $12,949 during the three months ended March 31, 2022 and 2021, respectively, or 24.4% of earnings before income taxes for the three months ended March 31, 2022, compared to 20.6% for the three months ended March 31, 2021. The effective tax rate for both periods is driven by the impact of excess tax benefits from stock-based compensation, offset by non-deductible expenses including non-deductible compensation.

The Company is not currently under examination by any major income tax jurisdiction. During 2022, the statutes of limitations will lapse on the Company's 2018 Federal tax year and certain 2017 and 2018 state tax years. The Company does not believe the Federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the three months ended March 31, 2022 and 2021.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16. DEBT
Debt consists of the following:

	March 31, 2022	December 31, 2021
Mortgage loans and promissory notes	$158,988	$159,967
Less: current maturities	(3,723)	(3,760)
Less: debt issuance costs, net	(3,255)	(3,324)
Long-term debt less current maturities	$152,010	$152,883

Credit Facility with a Lending Consortium Arranged by Truist
The Company maintains a revolving credit facility between the Company and its subsidiaries, including Standard Bearer as co-borrowers, and Truist Securities (Truist) (the Credit Facility). The Credit Facility includes a revolving line of credit of up to $350,000 in aggregate principal amount. The maturity date of the Credit Facility is October 1, 2024. Borrowings are supported by a lending consortium arranged by Truist. The interest rates applicable to loans under the Credit Facility are, at the Company's option, equal to either a base rate plus a margin ranging from 0.50% to 1.50% per annum or LIBOR plus a margin range from 1.50% to 2.50% per annum, based on the Consolidated Total Net Debt to Consolidated EBITDA ratio (as defined in the agreement). In addition, the Company and Standard Bearer, as co-borrowers, pay a commitment fee on the unused portion of the commitments that ranges from 0.25% to 0.45% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio.

The Credit Facility is guaranteed, jointly and severally, by certain of the Company’s wholly-owned subsidiaries, and is secured by a pledge of stock of the Company's material operating subsidiaries as well as a first lien on substantially all of its personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of (i) a maximum consolidated total net debt to consolidated EBITDA ratio (which shall not be greater than 3.00:1.00; provided that if the aggregate consideration for approved acquisitions in a six month period is greater than $50,000, then the ratio can be increased at the election of the Company with notice to the administrative agent to 3.50:1.00 for the first fiscal quarter and the immediately following three fiscal quarters), and (ii) a minimum interest/rent coverage ratio (which cannot be less than 1.50:1.00). As of March 31, 2022, and April 26, 2022, there was no outstanding debt under the Credit Facility. The Company was in compliance with all loan covenants as of March 31, 2022.

Subsequent to March 31, 2022, the Company and its subsidiaries, including Standard Bearer, entered into the Amended Credit Facility with a revolving line of credit of up to $600,000 in aggregate principal. The maturity date of the Amended Credit Facility is April 8, 2027. Borrowings are supported by a lending consortium arranged by Truist. The interest rates applicable to loans under the Amended Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 0.25% to 1.25% per annum or Secured Overnight Financing Rate (SOFR) plus a margin range from 1.25% to 2.25% per annum, based on the Consolidated Total Net Debt to Consolidated EBITDA ratio (as defined in the agreement). In addition, the Company and its subsidiaries, including Standard Bearer, will pay a commitment fee on the unused portion of the commitments that will range from 0.20% to 0.40% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio. Except as set forth in the Amended Credit Facility, all other terms and conditions of the Credit Facility remained in full force and effect as described below.

Mortgage Loans and Promissory Notes
As of March 31, 2022, the Company's operating subsidiaries had $158,988 outstanding under the mortgage loans and notes, of which $3,723 is classified as short-term and the remaining $155,265 is classified as long-term. The Company was in compliance with all loan covenants as of March 31, 2022.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of March 31, 2022, 23 of the Company's subsidiaries have mortgage loans insured with HUD in the aggregate amount of $155,858, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates in a range of 3.1% to 4.2%, including fixed interest rates in a range of 2.4% to 3.3% per annum. In addition to the interest rate, we incur other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees based on the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10.0% and is reduced by 3.0% in the fourth year of the loan, and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years.

In addition to the HUD mortgage loans above, the Company has a promissory note that was put in place in connection with an acquisition. The note bears a fixed interest rate of 5.3% per annum and the term of the note is 12 years. The note, which was used for an acquisition, is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.

Based on Level 2, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

Off-Balance Sheet Arrangements
As of March 31, 2022, the Company had approximately $6,710 on the Credit Facility of borrowing capacity pledged as collateral to secure outstanding letters of credit.

17. OPTIONS AND AWARDS
Stock-based compensation expense consists of stock-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three months ended March 31, 2022 and 2021 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
2017 Omnibus Incentive Plan - The Company has one active stock incentive plan, the 2017 Omnibus Incentive Plan (the 2017 Plan). The 2017 Plan provided for the issuance of 6,881 shares of common stock which are to be proportionally adjusted in the event of any Equity Restructuring. The number of shares available to be issued under the 2017 Plan were adjusted to 8,118 shares of common stock in order to reflect the proportional adjustments as part of the spin-off transaction that occurred in October 2019. The number of shares available to be issued under the 2017 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) 2.5 shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). Granted non-employee director options vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other options generally vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. As of March 31, 2022, there were approximately 1,723 unissued shares of common stock available for issuance under this plan.
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

Stock Options
The Company granted 164 stock options during the three months ended March 31, 2022. The Company used the following assumptions for stock options granted during the three months ended March 31, 2022 and 2021:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2022	164	1.8%	6.1 years	42.3%	0.3%
2021	136	0.8%	6.3 years	42.2%	0.2%

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the three months ended March 31, 2022 and 2021, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2022	164	$79.79	$33.56
2021	136	$83.64	$33.99
The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the three months ended March 31, 2022 and 2021 and therefore, the intrinsic value was $0 at the date of grant.
The following table represents the employee stock option activity during the three months ended March 31, 2022:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2022	4,038	$36.60	2,183	$21.02
Granted	164	79.79	—	—
Forfeited	(31)	52.39	—	—
Exercised	(147)	18.86	—	—
March 31, 2022	4,024	$38.89	2,172	$22.57
The following summary information reflects stock options outstanding, vested and related details as of March 31, 2022:

	Stock Options Outstanding						Stock Options Vested

				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2012	$5.56	-	$6.75	29	$89	0	29
2013	6.76	-	9.74	140	538	1	140
2014	8.94	-	16.05	582	2,795	2	582
2015	18.20	-	21.39	260	2,018	3	260
2016	15.93	-	16.86	242	1,430	4	242
2017	15.80	-	19.41	288	1,692	5	228
2018	22.49	-	32.71	499	4,834	6	287
2019	41.07	-	45.76	633	9,934	7	253
2020	44.84	-	59.49	589	11,600	8	126
2021	73.47	-	83.64	598	19,614	9	25
2022	$79.79			164	5,509	10	—
Total				4,024	$60,053		2,172
The aggregate intrinsic value of options outstanding, vested and expected to vest as of March 31, 2022 and December 31, 2021 is as follows:

Options	March 31, 2022	December 31, 2021
Outstanding	$205,704	$191,242
Vested	146,474	137,382
Expected to vest	53,305	48,548
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options. The aggregate intrinsic value of options that vested during the three months ended March 31, 2022 and 2021 was $6,351 and $8,545, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2022 and 2021 was $9,502 and $17,241, respectively.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Stock Awards
The Company granted 112 and 90 restricted stock awards during the three months ended March 31, 2022 and 2021, respectively. All awards were granted at an issue price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the three months ended March 31, 2022 and 2021 ranged from $73.17 to $79.79 and $83.64 to $84.70, respectively. The fair value per share includes quarterly stock awards to non-employee directors.
A summary of the status of the Company's non-vested restricted stock awards as of March 31, 2022 and changes during the three months ended March 31, 2022 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	549	$52.16
Granted	112	75.46
Vested	(110)	64.99
Forfeited	(8)	51.13
Nonvested at March 31, 2022	543	$54.39
During the three months ended March 31, 2022, the Company granted four automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards was $77.39 based on the market price on the grant date.
Long-Term Incentive Plan
On August 27, 2019, the Board approved the Long-Term Incentive Plan (the 2019 LTI Plan). The 2019 LTI Plan provides that certain employees of the Company who assisted in the consummation of the spin-off transaction that occurred in October 2019 are granted shares of restricted stock upon the successful completion of the spin-off. The 2019 LTI Plan provides for the issuance of 500 shares of Pennant restricted stock. The shares are vested over five years at 20% per year on the anniversary of the grant date. If a recipient is terminated or voluntarily leaves the Company, all shares subject to restriction or not yet vested shall be entirely forfeited. The total stock-based compensation related to the 2019 LTI Plan was approximately $195 and $201 for the three months ended March 31, 2022 and 2021, respectively.
Stock-based compensation expense recognized for the Company's equity incentive plans and long-term incentive plan for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021
Stock-based compensation expense related to stock options	$2,520	$1,733
Stock-based compensation expense related to restricted stock awards	2,302	1,838
Stock-based compensation expense related to stock options and restricted stock awards to non-employee directors	345	483
Total	$5,167	$4,054

In future periods, the Company expects to recognize approximately $37,341 and $28,325 in stock-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of March 31, 2022. Future stock-based compensation expense will be recognized over 3.7 and 3.4 weighted average years for unvested options and restricted stock awards, respectively. There were 1,852 unvested and outstanding options as of March 31, 2022, of which 1,746 shares are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest as of March 31, 2022 was 6.0 years.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18. LEASES
The Company leases from CareTrust REIT, Inc. (CareTrust) real property associated with 96 affiliated skilled nursing and senior living facilities used in the Company’s operations, 95 of which are under nine “triple-net” master lease agreements (collectively, the Master Leases), which range in terms from 13 to 20 years. At the Company’s option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. The extension of the term of any of the Master Leases is subject to the following conditions: (1) no event of default under any of the Master Leases having occurred and being continuing; and (2) the tenants providing timely notice of their intent to renew. The term of the Master Leases is subject to termination prior to the expiration of the then current term upon default by the tenants in their obligations, if not cured within any applicable cure periods set forth in the Master Leases. If the Company elects to renew the term of a Master Lease, the renewal will be effective to all, but not less than all, of the leased property then subject to the Master Lease. Additionally, four of the 96 facilities leased from CareTrust include an option to purchase that the Company can exercise starting on December 1, 2024.
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
The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The terms and conditions of the one stand-alone lease are substantially the same as those for the master leases described above. Total rent expense under the Master Leases was approximately $15,645 and $14,080 for the three months ended March 31, 2022 and 2021, respectively.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is in compliance with requirements of the Master Leases as of March 31, 2022.
In connection with the spin-off transaction that occurred in October 2019, the Company guaranteed certain leases of Pennant based on the underlying terms of the leases. The Company does not consider these guarantees to be probable and the likelihood of Pennant defaulting is remote, and therefore no liabilities have been accrued.
The Company also leases certain affiliated operations and certain administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company has entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $35,785 and $33,476 for the three months ended March 31, 2022 and 2021, respectively.
Forty-four of the Company’s affiliated facilities, excluding the facilities that are operated under the Master Leases with CareTrust, are operated under eight separate master lease arrangements. In the first quarter of 2022, the Company added an operation and extended the term for one of the master leases for an additional 14 years. As a result, the lease liabilities and right-of-use assets increased by $120,349 to reflect the new lease obligations. Under these master leases, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of operating lease expense are as follows:

	Three Months Ended March 31,
	2022	2021
Rent - cost of services(1)	$35,762	$33,456
General and administrative expense	23	20
Depreciation and amortization(2)	289	290
Variable lease costs(3)	5,363	3,443
	$41,437	$37,209
(1)Rent- cost of services includes deferred rent expense adjustments of $124 and $112 for the three months ended March 31, 2022 and 2021, respectively. Additionally, rent- cost of services includes other variable lease costs such as CPI increases and short-term leases of $937 and $584 for the three months ended March 31, 2022 and 2021, respectively.
(2)Depreciation and amortization is related to the amortization of favorable and direct lease costs.
(3)Variable lease costs, including property taxes and insurance, are classified in cost of services in the Company's condensed consolidated statements of income.

Future minimum lease payments for all leases as of March 31, 2022 are as follows:

Year	Amount
2022 (remainder)	$106,273
2023	139,958
2024	138,965
2025	138,854
2026	138,749
2027	137,931
Thereafter	1,224,452
Total lease payments	2,025,182
Less: present value adjustment	(760,176)
Present value of total lease liabilities	1,265,006
Less: current lease liabilities	(57,902)
Long-term operating lease liabilities	$1,207,104
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of March 31, 2022, the weighted average remaining lease term is 15.2 years and the weighted average discount rate used to determine the operating lease liabilities is 6.8%.
Subsequent to March 31, 2022, the Company expanded its operations through long-term leases with the addition of a stand-alone senior living operation and a senior living operation, both of which were transferred from Pennant.

Lessor Activities

In connection with the spin-off transaction that occurred in October 2019, Ensign affiliates retained ownership of the real estate at 29 senior living operations that were contributed to Pennant. Between October 2019 and March 31, 2022, the Company transferred three senior living operations to Pennant. Ensign affiliates retained ownership of the real estate for these 32 senior living communities. All of these properties are leased to Pennant on a triple-net basis, whereas the respective Pennant affiliates are responsible for all costs at the properties including: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The initial terms range between 14 to 16 years.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total rental income from all third-party sources for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
	2022	2021
Pennant(1)	$3,815	$3,488
Other third-party	474	489
	$4,289	$3,977
(1) Pennant rental income includes variable rent such as property taxes of $330 and $314 for the three months ended March 31, 2022 and 2021, respectively.

Future annual rental income for all leases as of March 31, 2022 were as follows:

Year	Amount(1)
2022 (remainder)	$12,519
2023	16,380
2024	15,670
2025	15,275
2026	15,064
2027	15,064
Thereafter	81,486
Total	$171,458
(1) Annual rental income includes base rents and variable rental income pursuant to existing leases as of March 31, 2022.

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

Table of Contents	THE ENSIGN GROUP, INC.
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

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company and its independent operating subsidiaries have been, and continue to be, subject to claims, findings and legal actions that arise in the ordinary course of the various businesses, including healthcare and non-healthcare services. These claims include, but are not limited to, potential claims filed by residents, customers, patients and responsible parties related to patient care and treatment (professional negligence claims); to non-care based activities of certain of the subsidiaries; and to employment related claims filed by current or former employees. A significant increase in the number of these claims, or an increase in the amounts owing should plaintiffs be successful in their prosecution of these claims, could materially adversely affect the Company’s business, financial condition, results of operations and cash flows. In addition, these claims could impact the Company's ability to procure insurance to cover its exposure related to the various services provided by its independent operating subsidiaries to their residents, customers and patients.
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

Medicare Revenue Recoupments — The Company's independent operating entities are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments as a result of Recovery Audit Contractors (RAC), Program Safeguard Contractors, and Medicaid Integrity Contractors programs (collectively referred to as Reviews). For several months during the COVID-19 pandemic, the Centers for Medicare and Medicaid Services (CMS) suspended its Targeted Probe and Educate Program. Beginning in August 2020, CMS resumed Targeted Probe and Educate Program activity. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. The Company anticipates that these Reviews could increase in frequency in the future. As of March 31, 2022 and since, 19 of the Company's independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process.

Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for 53.9% and 54.0% of its total accounts receivable as of March 31, 2022 and December 31, 2021, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 73.4% and 74.1% of the Company's revenue for the three months ended March 31, 2022 and 2021, respectively.

Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of April 26, 2022, the Company had approximately $1,512 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

20. COMMON STOCK REPURCHASE PROGRAM
On February 9, 2022, the Board of Directors approved the Company to enter into a stock repurchase program pursuant to which the Company may repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months that started on February 10, 2022. Under this program, the Company is authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. During the three months ended March 31, 2022, the Company did not purchase any shares pursuant to this stock repurchase program.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As approved by the Board of Directors on October 21, 2021, the Company entered into a stock repurchase program pursuant to which the Company may repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months that started on October 29, 2021. Under this program, the Company is authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. During the three months ended March 31, 2022, the Company repurchased 133 shares of its common stock for $9,882. During the fourth quarter of 2021, the Company repurchased 132 shares of its common stock for $10,118. This repurchase program expired upon the repurchase of the full authorized amount under the plan.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2021 (Annual Report), which discusses our business and related risks in greater detail, as well as subsequent reports we may file from time to time on Form 10-Q and Form 8-K, for additional information. The section entitled “Risk Factors” contained in Part II, Item 1A of this Quarterly Report on Form 10-Q, and similar discussions in our other SEC filings, also describe some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this Quarterly Report on Form 10-Q and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.
This Quarterly Report on Form 10-Q contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which include, but are not limited to our expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, and plans and objectives of management. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Additionally, our business and operations for 2022 continue to be impacted by the COVID-19 pandemic. Because of the unprecedented nature of the pandemic, we are unable to predict the full extent and duration of the financial impact of COVID-19 on our business, financial condition and results of operations. Our actual results could differ materially from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” contained in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.
As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, "Ensign," "Company," “we,” “our” and “us” refer to The Ensign Group, Inc. and its consolidated subsidiaries. All of our affiliated operations, the Service Center, our wholly-owned captive insurance subsidiary and our captive real estate investment trust (REIT) called Standard Bearer Healthcare REIT, Inc. (Standard Bearer) are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. The use of "Ensign," "Company," “we,” “us,” “our” and similar verbiage in this Quarterly Report on Form 10-Q is not meant to imply that any of our affiliated operations, the Service Center, the captive insurance subsidiary or Standard Bearer are operated by the same entity. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included the Annual Report.

Overview
We are a provider of health care services across the post-acute care continuum, engaged in the ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare related properties and other ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. Our operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, senior living and other ancillary services. As of March 31, 2022, we offered skilled nursing, senior living and rehabilitative care services through 250 skilled nursing and senior living facilities. Of the 250 facilities, we operated 179 facilities under long-term lease arrangements and have options to purchase 11 of those 179 facilities. Our real estate portfolio includes 102 owned real estate properties, which included 71 facilities operated and managed by us, 32 senior living operations leased to and operated by The Pennant Group, Inc., or Pennant, as part of the spin-off transaction that occurred in October 2019 (Spin-Off), and the Service Center location. Of the 32 real estate operations leased to Pennant, two senior living operations are located on the same real estate properties as skilled nursing facilities that we own and operate.
The following table summarizes our affiliated facilities and operational skilled nursing beds and senior living units by ownership status as of March 31, 2022:

	Owned and Operated	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total for Facilities Operated
Number of facilities	71	11	168	250
Percentage of total	28.4%	4.4%	67.2%	100.0%
Operational skilled nursing beds	6,963	1,145	17,405	25,513
Percentage of total	27.3%	4.5%	68.2%	100.0%
Senior living units	1,600	178	958	2,736
Percentage of total	58.5%	6.5%	35.0%	100.0%

Ensign is a holding company with no direct operating assets, employees or revenues. Our operating subsidiaries are operated by separate, independent entities, each of which has its own management, employees and assets. In addition, certain of our wholly-owned subsidiaries, referred to collectively as the Service Center, provide centralized accounting, payroll, human resources, information technology, legal, risk management and other centralized services to the other operating subsidiaries through contractual relationships with such subsidiaries. We also have a wholly-owned captive insurance subsidiary that provides some claims-made coverage to our operating subsidiaries for general and professional liability, as well as coverage for certain workers’ compensation insurance liabilities and our captive real estate trust owns and operates our real estate portfolio. Our captive real estate investment trust, Standard Bearer, owns and manages our real estate business. References herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar terms in this Quarterly Report, are not meant to imply, nor should they be construed as meaning, that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the subsidiaries are operated by The Ensign Group.

Recent Activities
Revolving Credit Facility Amendment — On April 8, 2022, we entered into the Second Amendment to Third Amended and Restated Credit Facility (the Amended Credit Facility), which increased the revolving credit facility by $250.0 million to an aggregate principal amount of up to $600.0 million. The maturity date of the Amended Credit Facility is April 8, 2027. Borrowings are supported by a lending consortium arranged by Truist Securities (Truist). The interest rates applicable to loans under the Amended Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 0.25% to 1.25% per annum or Secured Overnight Financing Rate (SOFR) plus a margin range from 1.25% to 2.25% per annum, based on the Consolidated Total Net Debt to Consolidated EBITDA ratio (as defined in the agreement). In addition, we will pay a commitment fee on the unused portion of the commitments that will range from 0.20% to 0.40% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio.

Captive Real Estate Investment Trust — In January of 2022, we formed Standard Bearer Healthcare REIT, Inc. or Standard Bearer, a captive REIT. Standard Bearer is a holding company with subsidiaries that own most of our real estate portfolio. We expect the REIT structure will allow us to better demonstrate the growing value of our owned real estate and provides us with an efficient vehicle for future acquisitions of properties that could be operated by Ensign affiliates or other third parties. We believe this structure will give us new pathways to growth with transactions we would not have considered in the past. Standard Bearer intends to qualify and elects to be taxed as a REIT, for U.S. federal income tax purposes, commencing with its taxable year ending December 31, 2022.
The real estate portfolio in Standard Bearer consists of a select 95 of our 102 owned real estate properties. Of the 95 owned real estate properties in Standard Bearer, 67 facilities are operated by Ensign operating subsidiaries and 30 facilities are leased to and operated by Pennant. Of the 30 real estate operations leased to Pennant, two senior living operations are located on the same real estate properties as skilled nursing facilities that we own and operate.
The fair value of Standard Bearer's real estate portfolio is more than $1.0 billion. The fair value was determined by a third party independent valuation specialist and incorporated each property's rental income, capitalization rate, rental yield rate and discount rate as appropriate.
In January of 2022, as part of the formation of Standard Bearer, certain of our operating subsidiaries and the 67 Standard Bearer subsidiaries entered into five "triple-net" master lease agreements (collectively, the Standard Bearer Master Leases). The lease period ranges from 15 to 19 years with three five-year renewal option beyond the initial term, on the same terms and conditions. The rent structure under the Standard Bearer Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the operating subsidiaries are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. During the three months ended March 31, 2022, we acquired the real estate of two skilled nursing facilities for a purchase price of $17.0 million and leased these facilities to certain of our operating subsidiaries through the Standard Bearer Master Leases. Total annual rental income under the Standard Bearer Master Lease is approximately $56 million. In addition, as we expand our real estate portfolio through our acquisition strategy, we anticipate that the acquired real estate will be included in Standard Bearer.
Standard Bearer has no employees. Personnel and services provided to Standard Bearer by the Service Center are pursuant to the management agreement between Standard Bearer and the Service Center. The management agreement provides for a base management fee and an incentive management fee, payable in cash, among other terms. The base management fee for each applicable period is equal to 5.0% of the total revenue of Standard Bearer. The incentive management fee is equal to 5.0% of funds from operations (FFO) and is capped at 1.0% of total revenue. In addition, operating expenses incurred by the Service Center on Standard Bearer's behalf, which includes the cost of legal, tax, consulting, accounting and other similar services rendered by the Service Center, its advisers or other third parties, are reimbursed by Standard Bearer. During the three months ended March 31, 2022, management fee was $1.0 million or 6.0% of total revenue of Standard Bearer.
Standard Bearer will obtain its funding through various sources including operating cash flows, access to debt arrangements and intercompany loans. The intercompany debt arrangements include mortgage loans and a credit revolver between the Ensign Group, Inc., the real estate properties and Standard Bearer and will fund acquisitions and working capital needs. The interest rate under the credit revolver is a base rate plus a margin ranging from 0.50% to 1.50% per annum or LIBOR (or an alternative reference rate) plus a margin range from 1.50% to 2.50% per annum. The intercompany mortgage loan amount is $93.0 million. As of March 31, 2022, there is $16.8 million outstanding under the intercompany credit revolver. In addition, third party debt held by Department of Housing and Urban Development (HUD) mortgage loans and promissory notes are outstanding in an aggregate amount of $159.0 million, are included in Standard Bearer.
Coronavirus Update — We are continuing to closely monitor the impact of the global COVID-19 pandemic on our business as evidenced by the extension of the public health emergency (PHE) through July 14, 2022. Our primary focus throughout the COVID-19 pandemic has remained ensuring the health and safety of our patients, residents, employees and their respective families. We continue to implement measures necessary to provide the safest possible environment within our sites of service, taking into consideration the vulnerable nature of our patients and the unique exposure risks of our staff.
We continue to execute on key initiatives to rebuild occupancy lost due to the pandemic. During the first quarter of 2022, our combined Same Facilities and Transitioning Facilities occupancy increased by 3.4% compared to first quarter of 2021 and 0.2% compared to the fourth quarter of 2021.

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
We did not receive any provider relief fund distributions (Provider Relief Fund) from the Coronavirus Aid, Relief and Economic Security Act of 2020 (the CARES Act) from the federal government during the three months ended March 31, 2022. To date, we have returned all Provider Relief Funds that we received and repaid all of the Medicare Accelerated and Advance Payment Program funds received.
During the three months ended March 31, 2022 and March 31, 2021, we received state relief funding of $17.3 million and $15.6 million and recognized $17.6 million and $16.5 million, respectively, as revenue. Our unapplied state funding as of December 31, 2021 and 2020 was $1.5 million and $1.8 million, respectively. See Note 3, COVID-19 Update in the Notes to the Unaudited Condensed Consolidated Financial Statements.
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
Common Stock Repurchase Program — On October 21, 2021, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months that follow October 29, 2021. During the three months ended March 31, 2022, the Company repurchased 0.1 million shares of our common stock for $9.9 million. This repurchase program expired upon the repurchase of the full authorized amount under the plan. On February 9, 2022, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months that follow February 10, 2022. During the three months ended March 31, 2022, we did not purchase any shares pursuant to this stock repurchase program.

Facility Information
The following table sets forth the location of our operated and owned facilities by type as well as the number of beds and units located at operated and owned facilities as of March 31, 2022:

	TX	CA	AZ	UT	CO	WA	ID	NE	IA	SC	WI	NV	KS	Total
Number of operated facilities
Skilled nursing operations	65	52	29	18	14	13	11	4	4	4	2	1	—	217
Senior living operations	1	—	1	2	5	—	—	1	—	—	—	—	—	10
Campuses(1)	4	1	4	1	1	—	1	2	2	—	—	—	7	23
Number of operated beds/units
Operational skilled nursing beds	8,350	5,296	4,364	1,991	1,303	1,227	984	413	368	424	100	92	601	25,513
Senior living units	505	65	718	163	725	—	21	302	31	—	—	—	206	2,736

Number of owned and operated facilities
Skilled nursing properties	16	8	8	7	4	2	5	1	—	4	2	—	—	57
Senior living communities	1	—	—	—	3	—	—	1	—	—	—	—	—	5
Campuses(1)	2	—	3	—	—	—	—	—	—	—	—	—	4	9

Number of owned and operated beds/units
Owned skilled nursing beds	2,012	848	1,443	684	346	204	454	88	—	424	100	—	360	6,963
Owned Senior living units	439	—	315	—	461	—	—	263	—	—	—	—	122	1,600

Number of owned and not operated facilities
Senior living properties	6	3	1	—	—	—	2	1	—	—	19	—	—	32
(1) Campuses represent facilities that offer both skilled nursing and senior living services.

During the three months ended March 31, 2022, we expanded our operations and real estate portfolio through a combination of long-term leases and real estate purchases, with the addition of four stand-alone skilled nursing operations. Of these additions, two include purchases of real estate properties, further expanding our Standard Bearer real estate portfolio. In addition, we added two senior living operations that were transferred from Pennant, one of which is part of a campus operated by our affiliated operating subsidiaries. These new operations added a total of 453 operational skilled nursing beds and 403 operational senior living units to be operated by our affiliated operating subsidiaries.
Subsequent to March 31, 2022, we expanded our operations and real estate portfolio through a real estate purchase, which added one stand-alone senior living operation. In addition, we added three senior living operation that were transferred from Pennant, two of which are part of healthcare campuses operated by our affiliated operating subsidiaries. These new operations added 281 operational senior living units to be operated by our affiliated operating subsidiaries. We also invested in new ancillary services that are complementary to our existing businesses
For further discussion of our acquisitions, see Note 7, Standard Bearer and Note 9, Operation Expansions in the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

	Three Months Ended March 31,
Skilled Mix:	2022	2021

Days	33.7%	34.4%
Revenue	54.3%	55.6%
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

The following table summarizes our overall occupancy statistics for skilled nursing operations for the periods indicated:

	Three Months Ended March 31,
Occupancy for skilled services:	2022	2021
Operational beds at end of period	25,513	23,619
Available patient days	2,285,046	2,122,096
Actual patient days	1,695,964	1,509,600
Occupancy percentage (based on operational beds)	74.2%	71.1%

Segments
We have two reportable segments: (1) skilled services, which includes the operation of skilled nursing facilities and rehabilitation therapy services and (2) Standard Bearer, which is comprised of selected properties owned by us through our captive REIT and leased to skilled nursing and senior living operations, including our own operating subsidiaries and third party operators.
We also reported an “all other” category that includes operating results from our senior living operations, mobile diagnostics, transportation, other real estate and other ancillary operations. These businesses are neither significant individually, nor in aggregate and therefore do not constitute a reportable segment. Our Chief Executive Officer, who is our chief operating decision maker, or CODM, reviews financial information at the operating segment level.
Revenue Sources

The following table sets forth our total service revenue by payor source generated by our skilled services segment and other service revenue and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	Skilled Services		Other Service Revenue		Total Service Revenue
	2022	2021	2022	2021	2022	2021
Medicaid(1)	$261,587	$227,741	$4,761	$3,617	$266,348	$231,358
Medicare	208,411	190,303	—	—	208,411	190,303
Medicaid-skilled	45,949	39,993	—	—	45,949	39,993
Subtotal	515,947	458,037	4,761	3,617	520,708	461,654
Managed care	127,786	108,345	—	—	127,786	108,345
Private and other(2)	43,038	34,654	17,624	18,623	60,662	53,277
Total service revenue	$686,771	$601,036	$22,385	$22,240	$709,156	$623,276

	Three Months Ended March 31,
	Skilled Services		Other Service Revenue		Total Service Revenue
	2022	2021	2022	2021	2022	2021
Medicaid(1)	38.1%	37.9%	21.3%	16.3%	37.6%	37.1%
Medicare	30.3	31.7	—	—	29.4	30.5
Medicaid-skilled	6.7	6.6	—	—	6.4	6.5
Subtotal	75.1	76.2	21.3	16.3	73.4	74.1
Managed care	18.6	18.0	—	—	18.0	17.4
Private and other(2)	6.3	5.8	78.7	83.7	8.6	8.5
Total service revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1) Medicaid payor includes revenue generated from senior living operations and revenue related to FMAP.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services.

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

Standard Bearer
We generate rental revenue primarily by leasing post-acute care properties we acquired to healthcare operators under triple-net lease arrangements, whereby the tenant is solely responsible for the costs related to the property, including property taxes, insurance, and maintenance and repair costs, subject to certain exceptions. As of March 31, 2022, our real estate portfolio within Standard Bearer comprised of 95 real estate properties. Of these properties, 67 are leased to affiliated skilled nursing facilities wholly-owned and managed by us and 30 are leased to senior living operations wholly owned and managed by Pennant. Of the 30 real estate operations leased to Pennant, two senior living operations are located on the same real estate properties as skilled nursing facilities that the Company owns and operates. During the three months ended March 31, 2022, we generated rental revenues of $17.2 million, of which $13.4 million was derived from affiliated wholly-owned healthcare operators, and therefore eliminated in consolidation.
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

Critical Accounting Estimates

Our condensed consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, cash flows, revenues and expenses, and related disclosure of contingent assets and liabilities.

See Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for further discussion of critical accounting estimates. There were no material changes to our critical accounting policies with which the estimates are developed since December 31, 2021.
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
We believe the post-acute industry has been and will continue to be impacted by several other trends. The use of long-term care (LTC) insurance is increasing among seniors as a means of planning for the costs of skilled nursing services. In addition, as a result of increased mobility in society, reduction of average family size, and the increased number of two-wage earner couples, more residents are looking for alternatives outside the family for their care.
GOVERNMENT REGULATION
General
Healthcare is an area of extensive and frequent regulatory change. Changes in the law or new interpretations of existing laws may have a significant impact on revenue, costs and business operations. Our independent operating subsidiaries that provide healthcare services are subject to federal, state and local laws relating to, among other things, licensure, quality and adequacy of care, physical plant requirements, life safety, personnel and operating policies. In addition, these same subsidiaries are subject to federal and state laws that govern billing and reimbursement, relationships with vendors and business relationships with physicians, and workplace protection for healthcare staff. Such laws include the Anti-Kickback Statue, the federal False Claims Act (FCA), the Stark Law, the Health Care Emergency Temporary Standard, and state corporate practice of medicine statutes.

Governmental and other authorities periodically inspect the skilled nursing facilities, senior living facilities and outpatient rehabilitation agencies of our independent operating subsidiaries to verify continued compliance with applicable regulations and standards. The operations must pass these inspections to remain licensed under state laws and to comply with Medicare and Medicaid provider agreements. The operations can only participate in these third-party payment programs if inspections by regulatory authorities reveal that the operations are in substantial compliance with applicable state and federal requirements. In the ordinary course of business, federal or state regulatory authorities may issue notices to the operations alleging deficiencies in certain regulatory practices. These statements of deficiency may require corrective action to regain and maintain compliance. In some cases, federal or state regulators may impose other remedies including imposition of civil monetary penalties, temporary payment bans, loss of certification as a provider in the Medicare or Medicaid program, or revocation of a state operating license.
We believe that the regulatory environment surrounding the healthcare industry subjects providers to intense scrutiny. In the ordinary course of business, providers are subject to inquiries, investigations and audits by federal and state agencies related to compliance with participation and payment rules under government payment programs. These inquiries may originate from the United States Department of Health and Human Services (HHS) Office of the Inspector General (OIG), state Medicaid agencies, state Attorney Generals, local and state ombudsman offices and CMS Recovery Audit Contractors, among other agencies. In response to the inquiries, investigations and audits, federal and state agencies continue to impose citations for regulatory deficiencies and other regulatory penalties, including demands for refund of overpayments, expanded civil monetary penalties that extend over long periods of time and date back to incidents prior to surveyor visits, Medicare and Medicaid payment bans and terminations from the Medicare and Medicaid programs, which may be temporary or permanent in nature. We vigorously contest each such regulatory outcome when appropriate; however, there are significant legal and other expenses involved that consume our financial and personnel resources. Expansion of enforcement activity could adversely affect our business, financial condition or the results of operations.
Coronavirus
In an effort to promote efficient care delivery and to decrease the spread of COVID-19, federal, state and local regulators have implemented new regulations and waived (in some cases, temporarily) certain existing regulations, including those set forth below.
Temporary suspension of certain patient coverage criteria and documentation and care requirements - The Coronavirus Aid, Relief, and Economic Security Act of 2020 (the CARES Act) and a series of temporary waivers and guidance issued by CMS suspended various Medicare patient coverage criteria to ensure patients continue to have adequate access to care, notwithstanding the burdens placed on healthcare providers as related to the COVID-19 pandemic. Many of these regulatory waivers were issued pursuant to Section 1135 of the Social Security Act, which authorizes the HHS Secretary to temporarily waive or modify Medicare and Medicaid requirements for affected health care providers and facilities following the declaration of a PHE (Section 1135 Waivers). HHS also waived requirements specific to skilled nursing facilities pursuant to its authority under Section 1812(f) of the Social Security Act (Section 1812(f) Waiver, and together with the Section 1135 Waivers, the Emergency Waivers). While many of the Emergency Waivers are expected to last throughout the duration of the COVID-19 PHE, CMS ended several Emergency Waivers effective May 10, 2021. Due to the prevalence of waves of COVID-19 variants in 2021 and continuing into 2022, it is unclear when the remaining Emergency Waivers will expire, or whether previously expired Emergency Waivers will be reinstated. Effective April 16, 2022, the COVID-19 PHE was extended until at least July 14, 2022. HHS has reported that it will provide at least 60 days' advance notice prior to the expiration or termination of the PHE.
Examples of the Emergency Waivers include, but are not limited to the following: (1) approving temporary expansion sites to ensure that local hospitals and health systems have the capacity to handle a potential surge of COVID-19 patients (e.g. CMS Hospital Without Walls); (2) removing barriers to practice for physicians, nurses, and other clinicians from the community or from other states to allow healthcare systems to provide clinical and workforce support where needed; (3) increasing access to telehealth and corresponding reimbursement through Medicare to ensure patients have access to healthcare while remaining safe at home; (4) expanding in-place COVID-19 testing to allow for more testing at home or in community based settings; (5) waiving the requirement for LTC facilities' directors of food and nutrition services to have specified higher education or other credentials in the areas of food service and management and safety; and (6) temporarily waiving certain documentation, reporting and audit requirements to allow providers, health care facilities, Medicare Advantage (MA) and Part D plans, and states to focus on the provision of care (e.g., Patients Over Paperwork). Many states have also waived regulations to ease regulatory burdens on the healthcare industries. It remains uncertain when federal and state regulators will resume enforcement of those regulations, which remain waived or are otherwise not being enforced during the PHE. We believe these regulatory actions could contribute to changes in skilled mix, which may have been different without the existence of the Emergency Waivers.

Pursuant to the Emergency Waivers, CMS also authorized temporary waivers on medical review requirements, effective March 1, 2020, for the duration of the PHE. In addition, CMS is re-prioritizing scheduled program audits and contract-level Risk Adjustment Data Validation audits for MA organizations, Part D sponsors, Medicare-Medicaid Plans, and Programs of All-Inclusive Care for the Elderly organizations. Re-prioritizing these audit activities allows providers, CMS and organizations to focus on patient care.
In July 2020, CMS updated its COVID-19 Provider Burden Relief Frequently Asked Questions (FAQ) related to claim audit waivers for multiple services. On March 30, 2020, CMS suspended most Medicare FFS medical reviews because of the COVID-19 pandemic. This included pre-payment medical reviews conducted by Medicare Administrative Contractors (MACs) under the Targeted Probe and Educate program and post-payment reviews conducted by the MACs, Supplemental Medical Review Contractors (SMRC), and Recovery Audit Contractors (RAC). CMS authorized MACs to resume these audit activities beginning on August 3, 2020, regardless of the status of the PHE. All reviews would be conducted in accordance with statutory and regulatory provisions, as well as related billing and coding requirements. Available waivers and flexibilities for the claims selected for review would also be applied. In December of 2021, CMS issued a 2019 Novel Coronavirus Medicare Provider Enrollment Relief FAQ document, which addressed Medicare enrollment and re-enrollment during the ongoing PHE. Within this December 2021 FAQ, CMS indicated that it would resume collecting application fees in 2021 and revalidating enrollees in 2022.
Under the Emergency Waivers, CMS is also allowing skilled nursing facilities to provide a skill-in-place program for Medicare beneficiaries who are residents of the skilled nursing facilities that meet the skill-in-place criteria, foregoing the usual three-day qualifying hospital stay. This waiver remains valid for the duration of the COVID-19 PHE. As patients qualify for skill-in-place for Medicare Part A stays, we could see a decrease in LTC Medicare Part B programs.
On August 24, 2020, CMS released a Medicaid Informational Bulletin providing guidance to states on flexibilities that are available to increase reimbursement for nursing facilities implementing specific infection control practices. On September 8, 2021, CMS clarified that CMS's waivers do not waive or change other requirements for SNF coverage under Medicare, including the SNF level of care criteria, which is unchanged by the PHE. CMS used this update of its March 16, 2021 Medicare FFS Response to the PHE on COVID-19 article to further clarify that CMS will review and take action in connection with SNF admissions that do not satisfy SNF level of care criteria that existed prior to the PHE and CMS's institution of applicable waivers that facilitated payment for SNF services.
On April 7, 2022, CMS issued a memorandum that identified 16 Emergency Waivers that would expire for SNFs and LTC facilities during the next 60 days. CMS stated that the Emergency Waivers would expire in two groups. The first group of Emergency Waivers to expire within 30 days of CMS’s memorandum, on May 7, 2022, contains seven Emergency Waivers. The second group of Emergency Waivers to expire 60 days after the memorandum’s issuance, on June 6, 2022, contains nine Emergency Waivers. The Emergency Waivers expiring on May 7, 2022 are: (1) waiver of the requirement that residents participate in-person during resident groups; (2) physicians’ ability to delegate tasks that otherwise would need to be personally performed by a physician within a SNF; (3) waiver of the requirement for physicians to make personal visits to patients, which the Emergency Waivers allow physicians to delegate to other clinicians; (4) waiver of the requirement for physicians and non-physician providers to conduct in-person visits to nursing home residents (and allowing those visits to be made via telemedicine as appropriate); (5) reducing LTC facilities’ requirements to develop, implement and maintain a QAPI program that satisfies federal standards; (6) waiver of LTC facilities’ obligation to participate in discharge planning for residents ending their care at the facility; and (7) waiver of the requirement for LTC facilities to provide residents with a copy of their records within two working days of a resident’s request for those records.
The Emergency Waivers that will expire on June 6, 2022 are: (1) waivers of SNF physical environment conditions for temporary use facilities (including COVID-19 treatment locations) and use of interior or non-residential space within a SNF to accommodate residents; (2) waivers of requirements for timely preventative maintenance for certain equipment, including dialysis equipment; (3) the waiver of inspection, testing and maintenance for the facilities and medical equipment used within ICFs and SNFs; (4) the waiver of inspection, testing, and maintenance for compliance with applicable life safety codes and health care facility codes for intermediate care facilities (ICFs) and SNFs; (5) the waiver of CMS’s requirement for ICFs and SNFs to have an exterior door or window in every room used for sleeping; (6) life safety code waivers of quarterly fire drills and allowing SNFs to erect temporary walls and barriers between patients; (7) waiving CMS’s minimum training requirements for paid feeding assistants in LTC facilities; (8) CMS’s waiver of its requirement for nurse aides within SNFs to receive at least 12 hours of annual in-service training; and (9) the waiver of an SNF’s normal obligation not to employ any nursing aid longer than 4 months if he or she does not satisfy federal training and certification requirements.

Select waivers including the three-day qualifying stay will remain in effect, however there may be additional or other Emergency Waivers that will be terminated or allowed to expire in coming weeks or days. CMS’s memorandum may also exacerbate the care differential between hospitals and non-hospital facilities. Notably, CMS’s April 7, 2022, memorandum specified that the Emergency Waivers will remain in effect for hospitals and critical access hospitals, but the specified Emergency Waivers will expire for SNFs, LTC facilities, and inpatient hospices, among other facility types. The expiration or termination of Emergency Waivers are determined at the agency level and may occur quickly as well as with little public notice.
Resuming visitation and resident rights — CMS has issued guidance to facilities throughout the PHE regarding patients’ rights to visitation. While the CMS guidance issued in March 2020 directed facilities to severely restrict visitation, CMS has subsequently provided guidance through the course of the pandemic (and most recently updated in November 2021 and January 2022) that broadens visitation and provides guidance on visitation procedures.
Testing requirements — Beginning in April 2020, authorities in several states in which our independent operating subsidiaries are located began to mandate widespread COVID-19 testing at all nursing home and LTC facilities. This came after the Centers for Disease Control and Prevention (CDC) stated that older adults are at a higher risk for serious illness from the coronavirus and issued updated testing guidelines for nursing homes. Some of these states were also publicly reporting COVID-19 outbreaks in facilities. On July 22, 2020, CMS announced that nursing homes in states with a 5% or greater positivity rate for COVID-19 will be required to test all nursing home staff each week. On August 26, 2020, CMS issued new parameters for testing, requiring routine monthly testing of all facility staff if the facility’s county positivity rate is less than 5%; weekly testing if the county positivity rate is between 5% and 10%; and twice weekly testing if the county positivity rate exceeds 10%. On April 27, 2021, CMS again issued revised parameters for testing, specifying that the requirement for routine testing of staff applies only to those staff members that are unvaccinated - fully vaccinated staff do not have to be routinely tested.
Federal and state COVID-19 vaccination requirements — On December 11, 2020, the U.S. Food and Drug Administration (FDA) issued the first emergency use authorization (EUA) for the Pfizer-BioNTech vaccine for the prevention of COVID-19, followed by the second EUA for the use of the Moderna COVID-19 vaccine on December 28, 2020, and the third EUA for the Johnson & Johnson vaccine on February 27, 2021. Pfizer and Moderna's COVID-19 vaccines have since received full FDA approval. Vaccine distribution, including the administration of first vaccine booster shots, is now widespread in all 50 states. Through a series of amendments to the EUA beginning in 2021 through March 2022, the FDA authorized and the CDC recommended the use of first a single booster dose, and then a second booster dose, to be administered to qualifying individuals. First boosters were approved and recommended at least six months after completing the primary vaccination series of Pfizer-BioNTech or Moderna, or two months after completing the primary Johnson & Johnson vaccination. Second boosters of either the Pfizer-BioNTech or Moderna vaccines were approved and recommended to be administered to qualifying individuals at least four months after receipt of their first vaccine booster injection.
On August 18, 2021, the Administration announced that CMS was developing an emergency regulation requiring all workers within Medicare and Medicaid-participating nursing homes to be vaccinated against COVID-19 as a condition of participation in the Medicare and Medicaid programs. The Administration expanded the scope of this forthcoming emergency regulation on September 9, 2021, and on the same day the Administration announced that OSHA would introduce an emergency temporary standard (ETS) requiring employers with more than 100 employees to mandate that its employees be fully vaccinated against COVID-19 or submit to weekly testing for the virus. Both CMS’s IFR and OSHA’s ETS for vaccination were challenged in court and halted from enforcement in certain states.
On November 5, 2021, CMS issued the Omnibus COVID-19 Health Care Staff Vaccination interim final rule (IFR), requiring all eligible staff in certain Medicare and Medicaid participating health facilities to complete their one- or two-injection vaccination sequences by or before January 13, 2022. CMS's enforcement of this IFR was temporarily blocked in certain states pending appeal to the United States Supreme Court. By January 20, 2022, decisions of the United States Supreme Court and other courts affirmed CMS’s authority to enforce the IFR in all states, with the last among them, Texas, subject to a deadline of March 21, 2022 for full compliance with the IFR’s vaccination requirements. Additionally, facilities must test any staff or resident, regardless of vaccination status, who has signs or symptoms of COVID-19. In the event of a COVID-19 outbreak in the facility, all staff and residents must be tested at regular intervals until repeat testing identifies no new cases of COVID-19 infection among staff or residents for a 14-day period. Additional guidance may be issued in connection with this IFR. In addition to CMS's testing mandates, some states have imposed their own testing requirements for residents and staff, or are enforcing testing mandates under existing or expanded workplace safety regulations.

In addition to the IFR mandating vaccinations for health facility workers, several states where our independent operating facilities are located have issued vaccine mandates that apply to facility staff. California, the most populous state, issued an order on August 5, 2021 (and expanded on September 28, 2021), requiring adult care facilities and direct care workers to be vaccinated as well, and for all affected workers to be fully vaccinated by November 30, 2021. On February 22, 2022, California's Department of Public Health updated its directive to allow workers who had completed their primary vaccination series and contracted COVID-19 since becoming fully vaccinated to defer the receipt of a vaccine booster dose by up to 90 days after infection with COVID-19; otherwise, booster vaccine doses were required to be completed by March 1, 2022. On August 20, 2021, the State of Washington required workers (including employees, contractors, and volunteers) in LTC facilities and healthcare settings to be fully vaccinated against COVID-19 by October 2021. On August 30, 2021, the Colorado Board of Health approved (and extended by 120 days on December 15, 2021) a COVID-19 vaccine requirement for employees, contractors, and other individuals working in certain health care facilities including nursing homes and senior living facilities to be fully vaccinated by October 2021. None of these states have been enjoined from enforcing their respective mandates. Non-compliance with state or federal mandates may result in imposition of fines or other administrative action, and compliance with these laws may be difficult due to legal challenges and changes in the applicable laws, regulations, or directives.
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
Effective May 21, 2021, CMS published an IFR requiring LTC facilities to report weekly COVID-19 vaccination data of both residents and staff to the CDC National Healthcare Safety Network. Facilities are also required to provide residents and staff with vaccine education and offer vaccines, when available, to residents and staff. CMS may initiate enforcement activities and assess civil monetary penalties for not meeting any of these COVID-19 related requirements.
Effective June 11, 2021, HHS revised the Post-Payment Notice of Reporting Requirements which are applicable to recipients of Provider Relief Funds. The revised requirements provide additional information on the data elements that recipients are required to report as part of the post-payment reporting process, as well as the timing of such reporting.
Effective August 23, 2021, CMS published an IFR incorporating comments on its May 21, 2021 IFR which continued the obligation for LTC and intermediate care facilities to report COVID-19 vaccination data for both residents and staff to the CDC National Healthcare Safety Network. This new IFR requires facilities to develop policies and procedures to ensure the availability of the COVID-19 vaccine to residents and staff, and to educate residents and staff concerning the benefits, risks, and potential side effects associated with the vaccine. This IFR also addresses responses to vaccination refusal by residents and staff in compliance with U.S. Equal Employment Opportunity Commission guidance. CMS may initiate enforcement activities and assess civil monetary penalties for not meeting any of these COVID-19 related reporting requirements under this IFR. We do not believe these COVID-19 related requirements will have a material impact on our condensed consolidated financial statements.
Survey Activity and Enforcement — On March 20, 2020, CMS announced the initiation of focused infection control surveys intended to assess LTC facility compliance with infection control requirements in connection with the COVID-19 pandemic. CMS prioritized infection control surveys over annual recertification and complaint surveys at the non-immediate jeopardy level, confirming its commitment to infection prevention and control in the skilled nursing industry. Effective August 17, 2020, CMS provided guidance authorizing resumption of traditional survey activity.
On June 1, 2020 (and most recently updated in January 2021), CMS introduced an enhanced enforcement program with respect to infection control deficiencies. The program contemplates more significant remedies against facilities with a prior history of infection control deficiencies and imposes more stringent penalties with deficiencies identified at a higher scope and severity. The spectrum of remedies available to CMS for imposition on skilled nursing facilities in connection with this enhancement includes increased monetary fines, shortened time periods to return to compliance, and other administrative penalties.

Medicare
Medicare presently accounts for approximately 30.3% of our skilled nursing services revenue year-to-date, being our second-largest payor. The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past, and could in the future, result in substantial reductions in our revenue and operating margins.

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
Beginning in March 2020, due to the COVID-19 pandemic, CMS issued a temporary suspension of SNF QRP reporting requirements effective until June 30, 2020. This effectively gave skilled nursing facilities discretion as to whether to report data from the fourth quarter (October 1, 2019 – December 31, 2019), and removed reporting requirements entirely for the first and second quarters of 2020 (January 1, 2020 – June 30, 2020). Skilled nursing facilities were required to resume timely quality data collection and submission of measure and patient assessment data effective June 30, 2020. In January 2022, SNF ratings based on the resumed data reporting were recalculated for publication on the SNF Care Compare website. SNF Care Compare website ratings based on SNF QRP data reporting were refreshed in April of 2022.
Medicare Annual Payment Rule
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
On April 11, 2022, CMS issued a proposed rule that would decrease the aggregate net payment by 0.7% which is comprised of a net market basket increase of 2.8% for fiscal year 2023 plus a 1.5% market basket forecast error adjustment for a 0.4% reduction for productivity adjustment, as well as a 4.6% decrease in the SNF PPS rates as a result of the proposed recalibrated parity adjustment.
Proposed Recalibration of the PDPM Parity Adjustment - Based on the prior year aggregate spending, CMS has conducted a data analysis to recalibrate the parity adjustment in order to achieve budget neutrality under PDPM. CMS is proposing a PDPM parity adjustment using a combined methodology of a subset population that excludes those patients whose stays utilized a COVID-19 PHE-related waiver or who were diagnosed with COVID-19 and control period data using months with low COVID-19 prevalence from fiscal year 2020 and 2021. As a result of this methodology, CMS is proposing a parity adjustment that would reduce SNF spending by 4.6%, or $1.7 billion, in fiscal year 2023 to achieve budget neutrality.
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

Skilled Nursing Facility Value-Based Purchasing (SNF-VBP) Program

The SNF-VBP Program rewards skilled nursing facilities with incentive payments based on the quality of care they provide to Medicare beneficiaries, as measured by a hospital readmissions measure. CMS annually adjusts its payment rules for skilled nursing facilities using the SNF-VBP Program. Effective October 1, 2018, CMS began withholding 2.0% to fund the SNF-VBP Program incentive payment pool and will redistribute 60% of the withheld payments back to skilled nursing facilities through the program. The fiscal year 2020 SNF PPS Rules estimate the economic impact of the SNF-VBP Program to be a reduction of $213.6 million in aggregate payments to skilled nursing facilities during fiscal year 2020. The Rule also introduced two new quality measures to assess how health information is shared and adopted a number of standardized patient assessment data elements that assess factors such as cognitive function and mental status, special services, and social determinants of health. The fiscal year 2021 SNF PPS rule updated the deadlines for baseline period quality measure quarterly reporting and announced performance periods and standards for the fiscal year 2023 program year, but otherwise made no changes to the measures, scoring or payment policies. In the fiscal year 2022 program, CMS proposed changes to account for COVID-19 impacting readmission rates and SNF admissions during the performance periods of fiscal year 2020. These proposed changes would impact the SNF-VBP Program rate adjustment. On July 29, 2021, CMS published its final rule for the fiscal year 2022 program in the Federal Register, adopting the proposed changes for measuring the performance period and amending the data to be reported to CMS, which impacted the SNF-VBP Program rate adjustment.

On February 28, 2022, the Administration published a fact sheet stating its priorities for making changes to senior care, including potential changes to regulations affecting LTCs and SNFs. The SNF-VBP Program was identified as an area for change, with staffing levels, retention and resident experience affecting reimbursement. Following studies by CMS, proposed rules that may affect the SNF-VBP Program are expected in approximately one year, with final rules to follow after a notice-and-comment period.

On April 11, 2022, CMS issued a proposed rule where VBP adjustments will not be applied. Instead, all locations will have the same reduction, except for those locations that have a small population. This proposed rule also requested information to evaluate potential changes to the VBP program, but those changes would not take effect in fiscal year 2023 and thus not apply to the annual reimbursement rates that take effect on October 1, 2022.

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
Consistent with CMS’s “Patients over Paperwork” initiative, the agency has also been moving toward eliminating burdensome claims-based functional reporting requirements. Beginning in 2021, CMS rescinded 21 problematic National Correct Coding Initiative edits impacting outpatient therapy services, including services furnished under Medicare Part B primarily related to PT and OT services, removing a coding burden caused by requirements for additional documentation and claim modifier coding.

On December 1, 2020, CMS issued the calendar year 2021 Physician Fee Schedule (PFS) Final Rule, which reduced the conversion factor (i.e. the number by which CMS determine all current procedural terminology code payments) by 10.2%. These changes lowered the reimbursement rate for therapy Medicare Part B specialty providers by 9% for PT and OT and by 6% for SLP Codes. These reductions were mitigated by the Consolidated Appropriations Act of 2021 (CAA, also referred to as The Omnibus Appropriations Law), which was signed into law on December 27, 2020. The CAA includes three components relevant to the Medicare Part B PFS. First, the CAA incorporates a rate relief of approximately 3.75% for fiscal year 2021. Additionally, the CAA incorporates a freeze to the payment for the physician add-on code for three years which would effectively create relief on the initial cuts through 2023. Finally, the relief calls for the 2% sequester to not be applied to the Medicare Part B program for the first quarter of 2021. CMS incorporated the first and second components of the CAA relief into the fiscal year 2021 PFS files which were published on January 5, 2021. While the 2021 PFS Final Rule reduced the fiscal year 2021 factor to $32.4085 (calendar year conversion factor was $36.0896), the CAA restored part of the reductions resulting in the final fiscal year 2021 conversion factor of $34.8931. This conversion factor rate does not include the 2% sequester which has been suspended until April 1, 2022 and then will be implemented as a 1% sequestration until June 30, 2022.
On November 19, 2021, CMS published the 2022 PFS, which required the use of new modifiers (the CO modifier) to identify and make payments at 85% of the otherwise applicable Part B payment amount for PT and OT services furnished in whole, or in part by PT and OT assistants. On December 10, 2021, President Biden signed the Protecting Medicare and American Farmers from Sequester Cuts Act into law, which restored funding for Medicare payments that was removed in the 2022 PFS. Following passage of this law, CMS announced payment changes to the 2022 PFS on December 16, 2021, which would result in Medicare payments not being reduced from January 1, 2022 through March 31, 2022. Thereafter, FFS Medicare payments would then be adjusted by 1% from April 1, 2022 through June 30, 2022, and further adjusted by a total of 2% from July 1, 2022 through December 31, 2022. Under the recalculated 2022 PFS announced by CMS in December of 2021, the applicable conversion factor was reduced from the 2021 conversion factor of $34.8931 by 0.82% to $34.6062, a smaller reduction than the those found in the proposed rule or 2022 PFS.
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
On May 27, 2020, pursuant to its authority under the Emergency Waivers, CMS added physical therapy, occupational therapy and speech-language pathology to list of approved telehealth Providers for the Medicare Part B programs provided by a skilled nursing facility. Subsequently, the calendar year 2021 and 2022 PFS Final Rules added certain of these PT and OT services to the list of Medicare telehealth services on a temporary basis through at least the end of calendar year 2023. On December 31, 2020, CMS announced its 2021 update to the list of codes that describe Medicare Part B outpatient therapy services, making permanent existing and new codes introduced during the COVID-19 PHE for use under PT, OT, or SLP, including several telehealth codes as “sometimes therapy,” to permit physicians and certain non-physician practitioners to render these services outside a therapy plan of care when appropriate. “Sometimes therapy” codes will not have the MPPR applied. On November 19, 2021, CMS expanded these “sometimes therapy” codes further for the 2022 PFS, including five new codes for remote therapeutic monitoring treatment, which are broader than pre-existing monitoring codes and include measuring and evaluating adherence and response to medication and therapy.
Pursuant to the Emergency Waivers, CMS allowed for the facility to bill an originating site fee to CMS for telehealth services provided to Medicare Part B beneficiary residents of the facility when the services are provided by a physician from an alternate location, effective March 6, 2020 and ending on May 7, 2022 as part of the Emergency Waivers CMS announced it was terminating within 30 days from April 7, 2022. Our Facilities will cease using these telemedicine Emergency Waivers upon their termination.

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

Requirements of Participation
CMS has requirements that providers, including SNFs and other LTC facilities must meet in order to participate in the Medicare and Medicaid Programs. Some requirements can be burdensome and costly, and in recent years, CMS has modified these requirements. For example, beginning in 2016, skilled nursing facilities were required to comply with emergency preparedness requirements, which requirements have since been strengthened via promulgation of additional rules.
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
As discussed under the “Coronavirus” heading above, the Administration announced that CMS and OSHA would implement emergency rules requiring all workers within all Medicare and Medicaid-participating nursing homes, and all employees of companies with more than 100 employees, to be fully vaccinated against COVID-19. Significant litigation followed, including enforcement of both the CMS and OSHA vaccination mandates being halted by certain courts. On January 13, 2022, the United States Supreme Court held that the OSHA vaccination mandate could not be enforced against large employers, but that the CMS vaccination mandate could be enforced upon Medicare- and Medicaid-participating facilities. Those states except Texas where the CMS rule had been halted against enforcement then had to enforce the rule. On January 20, 2022, the United States District Court for the Northern District of Texas dismissed the block of the CMS's vaccination IFR in Texas. That same day, CMS became empowered to enforce the IFR in Texas and set a deadline of March 21, 2022 for full compliance with its vaccination requirements. Since CMS became empowered to enforce the IFR in Texas, there has not been any administrative or legislative action to change the applicability or enforcement of this IFR.
Civil and Criminal Fraud and Abuse Laws and Enforcement
Various complex federal and state laws exist which govern a wide array of referrals, relationships and arrangements, and prohibit fraud by healthcare providers. Governmental agencies are devoting increasing attention and resources to such anti-fraud efforts. The Health Insurance Portability and Accountability Act of 1996 (HIPAA), and the Balanced Budget Act of 1997 expanded the penalties for healthcare fraud. Additionally, in connection with our involvement with federal healthcare reimbursement programs, the government or those acting on its behalf may bring an action under the FCA, alleging that a healthcare provider has defrauded the government by submitting a claim for items or services not rendered as claimed, which may include coding errors, billing for services not provided, and submitting false or erroneous cost reports. The Fraud Enforcement and Recovery Act of 2009 (FERA) expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. The FCA clarifies that if an item or service is provided in violation of the Anti-Kickback Statute, the claim submitted for those items or services is a false claim that may be prosecuted under the FCA as a false claim. Civil monetary penalties under the FCA range from approximately $11 thousand to $23 thousand per violation and are adjusted annually for inflation. Under the qui tam or “whistleblower” provisions of the FCA, a private individual with knowledge of fraud may bring a claim on behalf of the federal government and receive a percentage of the federal government’s recovery. Due to these whistleblower incentives, lawsuits have become more frequent. Many states also have a false claim prohibition that mirrors or closely tracks the federal FCA. Federal law also provides that the OIG has the authority to exclude individuals and entities from federally funded health care programs on a number of grounds, including, but not limited to, certain types of criminal offenses, licensure revocations or suspensions, and exclusion from state or other federal healthcare programs. CMS can recover overpayments from health care providers up to five years following the year in which payment was made. On February 28, 2022, the Administration published a fact sheet regarding nursing home care, which identified the Administration’s priorities of further funding for SNF and LTC facility inspections, enhancing civil penalties on poor-performing facilities and increasing the scrutiny of companies that operate more than one facility. Proposed rules based on these directives and studies are expected in approximately one year, with final rules to follow after a notice-and-comment period.

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

In January of 2022, CMS issued a bulletin stating that the Nursing Home Compare website would begin reporting nursing home weekend staffing that same month, as nursing homes previously had been required to submit this information to CMS. Within the same bulletin, CMS announced that it would begin reporting information about nursing home staff tenure and other staffing data reported to CMS beginning in January of 2022. By July of 2022, CMS will not only disclose weekend staffing and staff turnover data on the Nursing Home Compare website, but also begin incorporating it into CMS’s Five Star Quality ratings for nursing homes, including SNFs and LTC facilities.

On February 28, 2022, the Administration published a fact sheet stating its priorities for making changes to senior care, including potential changes to regulations affecting LTC and SNF facilities. The Administration identified three core aims of its proposed changes: (1) providing adequate staffing with appropriate training to deliver care; (2) holding poorly performing facilities accountable by requiring improvement as a condition of receiving federal funds; and (3) providing the public with more information about facility conditions and operations.

Specifically, the Administration expressed its desires to study the appropriate levels of staffing required for SNF and LTC facilities and issue proposed rules within one year of its study. The SNF-VBP Program was also identified as an area for change, with staffing levels, retention and resident experience affecting reimbursement. The Administration’s priorities also include transparency and public disclosure for nursing home owners and operators, with information to be made more readily available to the public, including through the Nursing Home Care Compare website that will report new measures with regard to staffing, retention and data to be collected in the future. The President’s priorities also include a proposed examination of the role private equity investment, real estate investment trusts (REITs) and other investment interests play in the nursing home sector, and their relation to the best interests of residents. Additional enforcement authority and resources, including enhanced scrutiny of poorly performing facilities, is another Administration priority, along with providing enhanced tools for facilities to use in improving their performance. The Administration also seeks to improve accessibility to nurse aide training, tie Medicaid payments to staff wages and benefits, and to enhance the recruitment and career paths for care workers. Finally, the Administration wishes to incorporate the lessons learned from the COVID-19 pandemic to impose new requirements for infection control, emergency preparedness and safety.

Proposed rules are expected to be issued within one year, with final rules to follow after a notice-and-comment period required by federal law. Based on the Administration’s fact sheet and calls for studies regarding certain topics, it is expected that these changes will be enacted through proposed rules and later-enacted final rules following a notice-and-comment period, rather than through immediately effective interim final rules. On April 11, 2022, the CMS issued a proposed rule that requested information to be used in potentially changing the SNF-VBP Program, setting SNF and LTC facility staffing levels, and creating new measures relevant to reimbursement consistent with the Administration’s February 28, 2022 fact sheet.

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

In addition, CMS has increased its focus on facilities with a history of serious or sustained quality of care problems through the special focus facility (SFF) initiative. A facility's administrators and owners are notified when it is identified as a SFF. This information is also provided to the general public. The SFF designation is based in part on the facility's compliance history typically dating before our acquisition of the facility. Local state survey agencies recommend to CMS that facilities be placed on special focus status. SFFs receive heightened scrutiny and more frequent regulatory surveys. Failure to improve the quality of care can result in fines and termination from participation in Medicare and Medicaid. A facility “graduates” from the program once it demonstrates significant improvements in quality of care that are continued over a defined period of time.

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
CMS has undertaken several initiatives to increase or intensify Medicaid and Medicare survey and enforcement activities, including federal oversight of state actions. CMS is taking steps to focus more survey and enforcement efforts on facilities with findings of substandard care or repeat violations of Medicaid and Medicare standards, and to identify multi-facility providers with patterns of noncompliance. In addition, HHS has adopted a rule that requires CMS to charge user fees to healthcare facilities cited during regular certification, recertification or substantiated complaint surveys for deficiencies, which require a revisit to assure that corrections have been made. CMS is also increasing its oversight of state survey agencies and requiring state agencies to use enforcement sanctions and remedies more promptly when substandard care or repeat violations are identified, to investigate complaints more promptly, and to survey facilities more consistently. On February 28, 2022, the Administration published a fact sheet regarding nursing home care, which identified the Administration’s priorities of further funding for SNF and LTC facility inspections, as well as enhanced penalties and other tools to use against non-compliant facilities. Proposed rules based on these directives and studies are expected in approximately one year, with final rules to follow a notice-and-comment period required by law. On April 11, 2022, the CMS issued a proposed rule that requested information to be used for study and potential rulemaking consistent with the Administration’s February 28, 2022 fact sheet.
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

Since 2003, CMS has commenced a series of actions to increase its oversight of state quality assurance programs for senior living communities, and has provided guidance and technical assistance to states to improve their ability to monitor and improve the quality of services paid through Medicaid waiver programs. CMS is encouraging state Medicaid programs to expand their use of home and community-based services as alternatives to facility-based services, pursuant to provisions of the ACA, and other authorities, through the use of several programs. As noted above, the Administration issued a fact sheet regarding nursing home care priorities and reforms that it intends to seek in the coming year. The Administration’s desired changes are multi-faceted, concerning payment to facilities, staffing level requirements, training and retention of staff, standards of care offered to residents, increased transparency and public disclosure of ownership, and enhanced civil remedies and other authority to exercise upon facilities that do not satisfy CMS’s standards. Proposed rules based on these directives are expected in approximately one year, with final rules to follow a notice-and-comment period required by law. On April 11, 2022, the CMS issued a proposed rule that requested information to be used for study and potential rulemaking consistent with the Administration’s February 28, 2022 fact sheet.
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

Results of Operations
We believe we exist to dignify and transform post-acute care. We set out a strategy to achieve our goal of ensuring our patients are receiving the best possible care through our ability to acquire, integrate and improve our operations. Our results serve as a strong indicator that our strategy is working and our transformation is underway. We saw a recovery in our census starting in the first quarter of 2021 and has continued into 2022. Despite the emergence of COVID-19 variants in the first quarter of 2022, which has led to spikes in COVID-19 caseloads and slowed down our census recoveries, we continue to experience healthy growth in both revenue and operational earnings.

Our net revenue for the three months ended March 31, 2022 continued to be impacted by COVID-19. The Emergency Waivers issued by CMS, including a waiver of the requirement to have a three-day stay in a hospital to get Medicare coverage of a skilled nursing stay as well as the authorization of renewed skilled nursing facility coverage without having to start a new benefit period for certain beneficiaries who recently exhausted their skilled nursing facility benefits, remained in effect in the first quarter of 2022. In addition, we continued to receive state relief funding in selected states, which has been designed to enhance reimbursement to provide additional funding to cover COVID-19 related expenses. For the three months ended March 31, 2022, we recorded state relief revenue of $17.6 million which directly offset against COVID-19 related expenses we incurred in those states. See Recent Activities for further information.
Our total revenue for the quarter increased $86.2 million, or 13.7% while our diluted GAAP earning per share grew by 3.5%, from $0.86 to $0.89, compared to the first quarter in 2021. We have continued to make progress on targeted initiatives, including our foundational structure of local operations that are the centers of excellence in the communities they serve. As part of this focus, we have been able to expand our relationships with doctors, hospitals and managed care plans. Revenue from our skilled services collectively increased by 14.3%. We have also strengthened our collection process and identified non-clinical areas where we can manage spending. These operational fundamentals coupled with the increase in occupancy, expansion to our operations and cash generated from strong first quarter.
The following table sets forth details of operating results for our revenue, expenses and earnings, and their respective components, as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2022	2021

Revenue:
Service revenue	99.4%	99.4%
Rental revenue	0.6	0.6
Total revenue	100.0%	100.0%
Expense:
Cost of services	77.9	76.8
Rent—cost of services	5.0	5.3
General and administrative expense	5.3	5.5
Depreciation and amortization	2.1	2.2
Total expenses	90.3	89.8
Income from operations	9.7	10.2
Other income (expense):
Interest expense	(0.3)	(0.3)
Other (expense) income	(0.1)	0.1
Other expense, net	(0.4)	(0.2)
Income before provision for income taxes	9.3	10.0
Provision for income taxes	2.2	2.1
Net income	7.1	7.9
Less: net income attributable to noncontrolling interests	—	0.1
Net income attributable to The Ensign Group, Inc.	7.1%	7.8%

	Three Months Ended March 31,
	2022	2021

Segment Income(1)	(In thousands)
Skilled services	$98,256	$88,931
Real estate(2)	$6,900	$7,713
Non-GAAP Financial Measures:
Performance Metrics
EBITDA	$84,038	$76,707
Adjusted EBITDA	$92,729	$80,879
FFO for Standard Bearer	$11,921	$11,868

Valuation Metric
Adjusted EBITDAR	$128,491
(1) Segment income represents operating results of the reportable segments excluding gain and loss on sale of assets, impairment charges and provision for income taxes. Included in segment income for Standard Bearer for the three months ended March 31, 2022 are expenses for intercompany management fee between Standard Bearer and the Service Center and intercompany interest expense. Segment income is reconciled to the Condensed Consolidated Statement of Income in Note 8, Business Segments in Notes to Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
(2) Standard Bearer segment income includes rental revenue from Ensign affiliated tenants and related expenses.

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
We believe the presentation of certain Non-GAAP Financial Measures are useful to investors and other external users of our financial statements regarding our results of operations because:

•they are widely used by investors and analysts in our industry as a supplemental measure to evaluate the overall performance of companies in our industry without regard to items such as other expense, net and depreciation and amortization, which can vary substantially from company to company depending on the book value of assets, capital structure and the method by which assets were acquired; and
•they help investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure and asset base from our operating results.

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

We use certain Non-GAAP Financial Measures to compare the operating performance of each operation. These measures are useful in this regard because they do not include such costs as other expense, income taxes, depreciation and amortization expense, which may vary from period-to-period depending upon various factors, including the method used to finance operations, the amount of debt that we have incurred, whether an operation is owned or leased, the date of acquisition of a facility or business, and the tax law of the state in which a business unit operates.

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
•they do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
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

Management strongly encourages investors to review our consolidated financial statements in their entirety and to not rely on any single financial measure. Because these Non-GAAP Financial Measures are not standardized, it may not be possible to compare these financial measures with other companies’ Non-GAAP financial measures having the same or similar names. These Non-GAAP Financial Measures should not be considered a substitute for, nor superior to, financial results and measures determined or calculated in accordance with GAAP. We strongly urge you to review the reconciliation of income from operations to the Non-GAAP Financial Measures in the table below, along with our unaudited condensed consolidated financial statements and related notes included elsewhere in this document.

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

We calculate EBITDA as net income, adjusted for net losses attributable to noncontrolling interest, before (a) other expense, net, (b) provision for income taxes, and (c) depreciation and amortization.

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

Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•stock-based compensation expense;
•legal finding;
•acquisition related costs;
•costs incurred related to new systems implementation;
•results related to operations not at full capacity; and
•gain on sale of assets.
Funds from Operations (FFO)
We consider FFO to be a useful supplemental measure of the operating performance of Standard Bearer. Historical cost accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time as evidenced by the provision for depreciation. However, since real estate values have historically risen or fallen with market conditions, many real estate investors and analysts have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient. In response, the National Association of Real Estate Investment Trusts (NAREIT) created FFO as a supplemental measure of operating performance for REITs, which excludes historical cost depreciation from net income. We define (in accordance with the definition used by NAREIT) FFO to consist of Standard Bearer segment income, excluding depreciation and amortization related to real estate, gains or losses from sales of real estate, insurance recoveries related to real estate and impairment of depreciable real estate assets.
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

The table below reconciles net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods presented:

	Three Months Ended March 31,
	2022	2021

Condensed consolidated statements of income data:	(In thousands)
Net income	$50,088	$49,837
Less: net (loss) income attributable to noncontrolling interests	(252)	631
Add: Other expense, net	2,884	893
Provision for income taxes	16,138	12,949
Depreciation and amortization	14,676	13,659
EBITDA	$84,038	$76,707

Stock-based compensation	5,167	4,054
Legal finding(a)	3,353	—
Gain on sale of assets	—	(540)
Results related to operations not at full capacity	—	584
Acquisition related costs(b)	106	36
Costs incurred related to new systems implementation	65	—
Rent related to items above	—	38
Adjusted EBITDA	$92,729	$80,879
Rent—cost of services	35,762	33,456
Less: rent related to items above	—	(38)
Adjusted rent	35,762	33,418
Adjusted EBITDAR	$128,491

(a) Legal finding against our non-emergent transportation subsidiary.
(b) Costs incurred to acquire operations which are not capitalizable.
Results of Operations
Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

The following table sets forth details of operating results for our revenue and earnings, and their respective components, by our reportable segment for the periods indicated:

	Three Months Ended March 31, 2022
	Skilled services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	686,771	17,193	27,330	(17,849)	$713,445
Total expenses, including other expense, net	588,515	10,293	66,260	(17,849)	647,219
Segment income (loss)	98,256	6,900	(38,930)	—	66,226
Income before provision for income taxes					$66,226

	Three Months Ended March 31, 2021
	Skilled services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$601,036	$14,069	$25,729	$(13,581)	$627,253
Total expenses, including other expense, net	512,105	6,356	60,027	(13,581)	564,907
Segment income (loss)	88,931	7,713	(34,298)	—	62,346
Loss from sale of real estate and impairment charges					440
Income before provision for income taxes					$62,786

Our total revenue increased $86.2 million, or 13.7%, compared to the three months ended March 31, 2021. The increase in revenue was primarily driven by an increase in our patient days and occupancy from our skilled services operations, along with the impact of acquisitions. Total revenue from operations acquired on or subsequent to January 1, 2021 increased our consolidated revenue by $41.6 million during the three months ended March 31, 2022, when compared to the same period in 2021. In addition, we recorded $17.6 million of state relief revenue in the first quarter of 2022 compared to $16.5 million in the same period in 2021, which correlated directly to the additional COVID-19 related expenses incurred. All state relief revenue is included in Medicaid revenue.

Skilled Services

Revenue

The following table presents the skilled services revenue and key performance metrics by category during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change	% Change

Total Facility Results:	(Dollars in thousands)
Skilled services revenue	$686,771	$601,036	$85,735	14.3%
Number of facilities at period end	217	200	17	8.5%
Number of campuses at period end*	23	23	—	—%
Actual patient days	1,695,964	1,509,600	186,364	12.3%
Occupancy percentage — Operational beds	74.2%	71.1%		3.1%
Skilled mix by nursing days	33.7%	34.4%		(0.7)%
Skilled mix by nursing revenue	54.3%	55.6%		(1.3)%

	Three Months Ended March 31,
	2022	2021	Change	% Change

Same Facility Results(1):	(Dollars in thousands)
Skilled services revenue	$545,185	$510,659	$34,526	6.8%
Number of facilities at period end	169	169	—	—%
Number of campuses at period end*	18	18	—	—%
Actual patient days	1,321,682	1,268,254	53,428	4.2%
Occupancy percentage — Operational beds	75.1%	72.2%		2.9%
Skilled mix by nursing days	35.2%	35.2%		—%
Skilled mix by nursing revenue	55.6%	56.3%		(0.7)%

	Three Months Ended March 31,
	2022	2021	Change	% Change

Transitioning Facility Results(2):	(Dollars in thousands)
Skilled services revenue	$91,796	$80,400	$11,396	14.2%
Number of facilities at period end	27	27	—	—%
Number of campuses at period end*	5	5	—	—%
Actual patient days	239,912	218,823	21,089	9.6%
Occupancy percentage — Operational beds	72.6%	66.4%		6.2%
Skilled mix by nursing days	29.3%	28.7%		0.6%
Skilled mix by nursing revenue	50.3%	49.7%		0.6%

	Three Months Ended March 31,
	2022	2021	Change	% Change

Recently Acquired Facility Results(3):	(Dollars in thousands)
Skilled services revenue	$49,790	$9,977	$39,813	NM
Number of facilities at period end	21	4	17	NM
Number of campuses at period end*	—	—	—	NM
Actual patient days	134,370	22,523	111,847	NM
Occupancy percentage — Operational beds	69.1%	63.3%		NM
Skilled mix by nursing days	27.2%	39.2%		NM
Skilled mix by nursing revenue	47.4%	65.0%		NM
*Campus represents a facility that offers both skilled nursing and senior living services. Revenue and expenses related to skilled nursing and senior living services have been allocated and recorded in the respective operating segment.
(1)Same Facility results represent all facilities purchased prior to January 1, 2019.
(2)Transitioning Facility results represent all facilities purchased from January 1, 2019 to December 31, 2020.
(3)Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2021.

Skilled services revenue increased $85.7 million, or 14.3%, compared to the three months ended March 31, 2021. Of the $85.7 million increase, the primary changes were from an increase in Medicaid revenue of $39.8 million, or 14.9%, an increase in managed care revenue $19.4 million, or 17.9%, an increase in Medicare revenue of $18.1 million, or 9.5% and an increase in private revenue of $8.4 million or 24.2%.

The increase in revenue was primarily driven by strong performance across our skilled services operations as our census continued to recover in the first quarter of 2022. Our consolidated occupancy increased by 3.1%, which includes operations acquired at lower occupancy compared to the same period in the prior year. As COVID-19 cases declined from the same period in the previous year, there was a shift in Medicare patients to LTC patients, resulting in a decline in skilled mix days and skilled mix revenue.

Revenue in our Same Facilities increased $34.5 million, or 6.8% due to increased occupancy and total patient days. Our diligent efforts to strengthen our partnership with various managed care organizations, hospitals and the local communities we operate in, increased our occupancy by 2.9% to 75.1%. Managed care skilled days increased by 9.6%, resulting in an increase in Managed Care revenue of $9.2 million.

Revenue generated by our Transitioning Facilities increased $11.4 million, or 14.2%, primarily due to improved occupancy growth of 6.2% to 72.6% and an increase in our total patient days and skilled mix days compared to the three months ended March 31, 2021, demonstrating our ability to transition these healthcare operations toward higher acuity patients.

Skilled services revenue generated by facilities purchased on or subsequent to January 1, 2021 (Recently Acquired Facilities) increased by approximately $39.8 million compared to the three months ended March 31, 2021. We acquired seventeen operations between April 1, 2021 and March 31, 2022 across six states.
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

The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate (1):

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Skilled Nursing Average Daily Revenue Rates:
Medicare	$693.89	$689.44	$694.73	$686.64	$683.23	$806.10	$693.28	$691.34
Managed care	508.30	505.67	474.35	455.78	506.42	543.34	504.23	500.13
Other skilled	578.80	543.43	463.69	377.66	492.14	544.87	562.51	533.43
Total skilled revenue	598.41	593.20	588.91	577.94	587.83	683.70	596.57	592.90
Medicaid	260.45	252.21	241.36	235.65	243.03	237.98	255.97	249.38
Private and other payors	253.91	240.56	235.00	238.07	259.89	220.36	251.36	240.06
Total skilled nursing revenue	$378.76	$371.30	$342.36	$334.22	$338.20	$412.16	$370.39	$366.53
(1) These rates exclude additional FMAP we recognized and include sequestration reversal of 2%.

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 0.6% and 1.2%, respectively, compared to the three months ended March 31, 2021. The increase is attributable to the 1.2% net market basket increase that became effective in October 2021.

Our average Medicaid rates increased 2.6% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states. Medicaid rates exclude the amount of state relief revenue we recorded.

Payor Sources as a Percentage of Skilled Nursing Services. We use our skilled mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods.

The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Percentage of Skilled Nursing Revenue:
Medicare	27.6%	29.1%	31.1%	32.7%	26.3%	40.8%	27.9%	29.7%
Managed care	19.8	19.1	15.8	14.5	12.3	6.2	18.8	18.3
Other skilled	8.2	8.1	3.4	2.5	8.8	18.0	7.6	7.6
Skilled mix	55.6	56.3	50.3	49.7	47.4	65.0	54.3	55.6
Private and other payors	6.7	6.0	7.4	7.0	5.5	1.9	6.7	6.1
Medicaid	37.7	37.7	42.3	43.3	47.1	33.1	39.0	38.3
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Percentage of Skilled Nursing Days:
Medicare	15.1%	15.6%	15.3%	15.9%	13.0%	20.9%	14.9%	15.8%
Managed care	14.8	14.0	11.4	10.6	8.2	4.7	13.8	13.4
Other skilled	5.3	5.6	2.6	2.2	6.0	13.6	5.0	5.2
Skilled mix	35.2	35.2	29.3	28.7	27.2	39.2	33.7	34.4
Private and other payors	10.0	9.4	10.7	9.9	7.3	3.4	9.9	9.3
Medicaid	54.8	55.4	60.0	61.4	65.5	57.4	56.4	56.3
Total skilled nursing	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services

The following table sets forth total cost of services for our Skilled services segment for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	%

Cost of service	$534,174	$462,960	$71,214	15.4%
Revenue percentage	77.8%	77.0%		0.8%

Cost of services related to our Skilled services segment increased $71.2 million, or 15.4%, primarily due to additional costs related to new acquisitions, which accounted for $32.0 million of the increase to cost of services with additional increases mainly due to higher staffing expenses. Cost of services as a percentage of revenue increased to 77.8% from 77.0%, an increase of 0.8%.

Standard Bearer

	Three Months Ended March 31,		Change
	2022	2021	$	%

	(In thousands)
Rental revenue generated from third-party tenants	$3,768	$3,478	$290	8.3%
Rental revenue generated from Ensign affiliated operations	13,425	10,591	2,834	26.8
Total rental revenue	$17,193	$14,069	$3,124	22.2%
Segment income	6,900	7,713	(813)	(10.5)
Depreciation and amortization	5,021	4,155	866	20.8
FFO	$11,921	$11,868	$53	0.4%

Rental revenue. Our rental revenue, including revenue generated from our affiliated facilities, increased by $3.1 million, or 22.2%, to $17.2 million, compared to the three months ended March 31, 2021. The increase in revenue is primarily attributable to eight real estate purchases as well as annual rent increases since the three months ended March 31, 2021.

FFO. Our FFO increased $0.1 million, or 0.4% to $11.9 million, compared to the three months ended March 31, 2021. The increase in expenses are offset against the increase in rental revenue of $3.1 million. Included in FFO for the three months ended March 31, 2022 is interest expense of $1.9 million as well as management fee expense of $1.0 million associated with the intercompany agreements between Standard Bearer and the Service Center starting in January of 2022. As noted in Item 2., under Recent Activities, Ensign Group, Inc., the real estate properties and Standard Bearer entered into intercompany debt arrangements including mortgage loans and a credit revolver with the formation of Standard Bearer in January of 2022.

All Other Revenue

Our other revenue increase by $1.6 million, or 6.2%, to $27.3 million, compared to the three months ended March 31, 2021. Other revenue for 2022 includes senior living revenue of $13.6 million and revenue from other ancillary services of $11.8 million and rental income of $1.9 million. The increase in other revenue is attributable to our senior living acquisitions as our senior living occupancy recovers from COVID-19.
Consolidated Financial Expenses

Rent — cost of services. Our rent — cost of services as a percentage of total revenue decreased by 0.3% to 5.0%, primarily due the growth in revenue outpacing the increase in rent expense.
General and administrative expense — General and administrative expense increased $4.0 million or 11.6%, to $38.3 million. This increase was primarily due to increases in wages and benefits due to enhanced performance and growth. General and administrative expense as a percentage of revenue decreased by 0.2% to 5.3%.

Depreciation and amortization — Depreciation and amortization expense increased $1.0 million, or 7.4%, to $14.7 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations. Depreciation and amortization decreased 0.1%, to 2.1%, as a percentage of revenue.
Other expense, net — Other expense, net as a percentage of revenue increased by 0.2% to 0.4%. Other expense primarily includes interest expense related to new debt and gain or loss on the investments mirrored to our deferred compensation program. During the three months ended March 31, 2022, we recorded a loss of $1.2 million compared to a gain of $306 during the three months ended March 31, 2021. There is an offsetting income and offsetting expense split between cost of services and general and administrative expenses for both periods.
Provision for income taxes —  Our effective tax rate was 24.4% for the three months ended March 31, 2022, compared to 20.6% for the same period in 2021. The effective tax rate for both periods is driven by the impact of excess tax benefits from stock-based compensation, partially offset by non-deductible expenses. The higher effective tax rate reflects a decrease in tax benefit from stock-based payment awards. See Note 15, Income Taxes, in the Notes to the Unaudited Condensed Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our Credit Facility. Our liquidity as of March 31, 2022 is impacted by cash generated from strong operational performance and the repayment of Medicare Accelerated and Advance Payment Program funds and deferral of the employer portion of social security taxes.
Historically, we have primarily financed the majority of our acquisitions through the financing of our operating subsidiaries through mortgages, our Credit Facility, and cash generated from operations. Total capital expenditures for property and equipment were $15.8 million and $15.3 million for the three months ended March 31, 2022 and 2021, respectively. We currently have approximately $70.0 million budgeted for renovation projects for 2022. We believe our current cash balances, our cash flow from operations and the amounts available under our Credit Facility will be sufficient to cover our operating needs for at least the next 12 months.

We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of March 31, 2022 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of March 31, 2022, we held debt security investments of approximately $50.1 million, which were split between AA, A and BBB rated securities. We believe our debt security investments that were in an unrealized loss position as of March 31, 2022 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.

As mentioned above, our primary sources of cash is from our ongoing operations. Our positive cash flows have supported our business and have allowed us to pay regular dividends to our stockholders. We currently anticipate that existing cash and total investments as of March 31, 2022, along with projected operating cash flows and available financing, will support our normal business operations for the foreseeable future.
On October 21, 2021, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months that follow October 29, 2021. During the three months ended March 31, 2022, we repurchased approximately 0.1 million shares of our common stock for $9.9 million. This repurchase program expired upon the repurchase of the full authorized amount under the plan. On February 9, 2022, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months that follow February 10, 2022. During the three months ended March 31, 2022, we did not purchase any shares pursuant to this stock repurchase program. The share repurchase programs do not obligate us to acquire any specific number of shares.

The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Three Months Ended March 31,
	2022	2021

Net cash provided by/(used in):	(In thousands)
Operating activities	$45,874	$34,294
Investing activities	(48,240)	(12,212)
Financing activities	(11,289)	(103,117)
Net decrease in cash and cash equivalents	(13,655)	(81,035)
Cash and cash equivalents beginning of period	262,201	236,562
Cash and cash equivalents at end of period	$248,546	$155,527
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities.
The $11.6 million increase in cash provided by operating activities for the three months ended March 31, 2022 compared to the same period in 2021, was primarily due to higher net income and changes in working capital. Changes in working capital were driven by a decrease in accrued wages and related liabilities and prepaid income taxes as a result of timing, partially offset by the timing of accounts payable and other accrued liabilities.
Investing Activities
Investing cash flows consist primarily of capital expenditures, investment activities, insurance proceeds and cash used for acquisitions.
The $36.0 million increase in cash used in investing activities for the three months ended March 31, 2022, compared to the same period in 2021, was primarily due to an increase in cash used for expansions and capital expenditures of $34.1 million.
Financing Activities
Financing cash flows consist primarily of payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, payment for share repurchases, repayment of the Medicare Accelerated and Advance Payment Program funds and sale of shares of common stock through employee equity incentive plans.

The $91.8 million decrease in cash used in financing activities for the three months ended March 31, 2022, compared to the same period in 2021, was primarily due to the $102.0 million of net proceeds and repayment of the Medicare Accelerated and Advance Payment Program funds in 2021, offset by $9.9 million of share repurchases as part of our stock repurchase program in 2022.

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

Subsequent to March 31, 2022, on April 8, 2022, we entered into the Amended Credit Facility, with a revolving line of credit of up to $600.0 million in aggregate principal. The maturity date of the Amended Credit Facility is April 8, 2027. Borrowings are supported by a lending consortium arranged by Truist. The interest rates applicable to loans under the Amended Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 0.25% to 1.25% per annum or SOFR plus a margin range from 1.25% to 2.25% per annum, based on the Consolidated Total Net Debt to Consolidated EBITDA ratio (as defined in the agreement). In addition, we will pay a commitment fee on the unused portion of the commitments that will range from 0.20% to 0.40% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio.

Mortgage Loans and Promissory Notes

As of March 31, 2022, 23 of our subsidiaries have mortgage loans insured with HUD for an aggregate amount of $155.9 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates range of 3.1% to 4.2%, including fixed interest rates range of 2.4% to 3.3% per annum. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. For the majority of the loans, the prepayment fee is 10% during the first three years and is reduced by 3% in the fourth year of the loan, and reduced by 1% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The term of the mortgage loans are 25 to 35 years.

In addition to the HUD mortgage loans above, we have a promissory note that was put in place in connection with an acquisition. The note bears a fixed interest rate of 5.3% per annum and the term of the note is 12 years. The year note which was used for an acquisition is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.
Operating Leases
As of March 31, 2022, 179 of our facilities are under long-term lease arrangements, of which 95 of the operations are under nine triple-net Master Leases and one stand-alone lease with CareTrust REIT, Inc. (CareTrust). The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each master lease, our individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%. At our option, we can extend the Master Leases for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease. Additionally, four of the 96 facilities leased from CareTrust include an option to purchase that we can exercise starting on December 1, 2024.
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
Forty-four of our affiliated facilities, excluding the facilities that are operated under the Master Leases from CareTrust, are operated under eight separate master lease arrangements. Under these master leases, a breach at a single facility could subject one or more of the other affiliated facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of our leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in our outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
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

Recent Accounting Standards Adopted by the Company

In November 2021, the FASB issued ASU 2021-10 “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance,” which created FASB ASC Topic 832, Government Assistance (ASC 832). ASC 832 requires business entities to disclose information about certain government assistance they receive. We adopted this standard on January 1, 2022 and determined there was no material impact on the our condensed consolidated financial statements.

Accounting Standards Recently Issued but Not Yet Adopted by the Company

In February 2020, the FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848)" which provides temporary, optional practical expedients and exceptions to enable a smoother transition to reference rates which are expected to replace LIBOR reference rates. Adoption of the provisions of ASU 2020-04 is optional. The amendments are effective for all entities from the beginning of the interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. Subsequent to March 31, 2022, we entered into the Second Amendment to Third Amended and Restated Credit Agreement (Amended Credit Facility), which increased the revolving credit facility by $250,000 to an aggregate principal amount of up to $600,000. The amendment modifies the reference rate from LIBOR to SOFR. We are currently evaluating the impact of ASU 2020-04 on our financial position, results of operations and liquidity.

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
As of March 31, 2022, there was no outstanding debt under our Credit Facility. We have outstanding indebtedness under mortgage loans insured with HUD and one promissory note to third parties of $159.0 million all of which are at fixed interest rates.

Subsequent to March 31, 2022, we entered into the Amended Credit Facility, with a revolving line of credit of up to $600.0 million in aggregate principal. The Amended Credit Facility amended the reference rate from LIBOR to SOFR. We have no outstanding debt under our Amended Credit Facility as of April 26, 2022.

Our cash and cash equivalents as of March 31, 2022 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of March 31, 2022, we held debt security investments of approximately $50.1 million which were split between AA, A, and BBB rated securities. We believe our debt security investments that were in an unrealized loss position as of March 31, 2022 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of March 31, 2022 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The skilled nursing and post-acute care industry is heavily regulated. As such, we and our independent operating subsidiaries are continuously subject to state and federal regulatory scrutiny, supervision and control in the ordinary course of business. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition to being subject to direct regulatory oversight from state and federal agencies, the skilled nursing and post-acute care industry is also subject to regulatory requirements which could result in civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement; authorities could also seek the suspension or exclusion of the provider or individual from participation in their programs. We believe that there has been, and will continue to be, an increase in governmental investigations of LTC providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on our financial position, results of operations, and cash flows.

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

We and our independent operating subsidiaries have been, and continue to be, subject to claims, findings and legal actions that arise in the ordinary course of the various businesses, including healthcare and non-healthcare services. These claims include, but are not limited to potential claims related to patient care and treatment (professional negligence claims) as well as employment related claims. In addition, we and our independent operating subsidiaries, and others in the industry, are subject to claims and lawsuits in connection with COVID-19 and facility preparation for and/or response to the COVID-19 pandemic. While we have been able to settle or otherwise resolve these types of claims without an ongoing material adverse effect on our business, a significant increase in the number of these claims, or an increase in the amounts owing should plaintiffs be successful in their prosecution of future claims, could materially adversely affect the Company’s business, financial condition, results of operations and cash flows. In addition, these claims could impact our ability to procure insurance to cover our exposure related to the various services provided by our independent operating subsidiaries to their residents, customers and patients.
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
Medicare Revenue Recoupments — We and our independent operating subsidiaries are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments resulting from reviews conducted via RAC, Program Safeguard Contractors, and Medicaid Integrity Contractors (collectively referred to as Reviews). For several months during the COVID-19 pandemic, CMS suspended its Targeted Probe and Educate Program. Beginning in August 2020, CMS resumed Targeted Probe and Educate Program activity. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. We anticipate that these Reviews could increase in frequency in the future. As of March 31, 2022 and since, 19 of our independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process.

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

Risks Related to our Business and Industry

•We face numerous risks related to the COVID-19 public health emergency (PHE), which could individually or in the aggregate have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
•Changes to reimbursement rates and rules and other aspects of Medicare and Medicaid could have a material, adverse effect on our revenues, financial condition and results of operations.
•Our revenue could be impacted by a shift to value-based reimbursement models, such as PDPM, and changes to existing reimbursement models.
•Reforms to the U.S. healthcare system, including the ACA, continue to impose new requirements upon us and may increase our costs or lower our reimbursements, which could materially impact our business.
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
•Public and government calls for increased survey and enforcement efforts toward long-term care (LTC) facilities, and potential rulemaking that may result in enhanced enforcement and penalties, could result in increased scrutiny by state and federal survey agencies. Potential sanctions and remedies based upon alleged regulatory deficiencies could negatively affect our financial condition and results of operations.
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
•Increased competition for, or a shortage of, nurses and other skilled personnel could increase our staffing and labor costs and subject us to monetary fines resulting from a failure to maintain minimum staffing requirements, or may affect reimbursement.
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
•Compliance with federal and state fair housing, fire, safety, staffing, and other regulations may require us to incur unexpected expenses, which could be costly to us.
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

Risks Related to Our Business and Industry
We face numerous risks related to the COVID-19 PHE, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

The extent to which the COVID-19 PHE will continue impacting our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, federal vaccination program efforts, additional or modified government actions, new information which may emerge concerning the severity of the virus, variant outbreaks and efficacy of vaccinations, and the actions taken to contain the virus or treat its impact, among others. Effective on April 16, 2022, HHS's PHE was extended through at least July 14, 2022. HHS has reported it will provide at least sixty (60) days' advance notice prior to the end of the PHE. Some of the risks of COVID-19 are being mitigated as a result of the federal vaccination program, including vaccinations and vaccine booster injections of nursing facility staff and residents, but there remains uncertainty as to when the pandemic will subside and eventually end.

As discussed in Item 2., under Government Regulation, federal, state and local regulators have implemented new regulations and waived existing regulations to promote care delivery during the COVID-19 PHE. While the majority of these changes are beneficial by reducing regulatory burdens, these accommodations may also have an adverse effect through increased legal and operational costs related to compliance and monitoring. Additionally, most of the accommodations are limited in duration and tied to the COVID-19 PHE declaration, thus there may be significant operational change requirements on short notice. Other proposed changes, could include requirements for employees to be vaccinated as a condition of Medicare participation or in order to avoid fines or penalties under other laws, may be prospective in nature and affect the ability to retain and attract a qualified workforce. Also, the reinstatement of waived state and federal regulations may not occur simultaneously, requiring heightened monitoring to ensure compliance.

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
We derived 29.4% and 30.5% of our service revenue from the Medicare programs for the three months ended March 31, 2022 and 2021, respectively. In addition, many other payors may use published Medicare rates as a basis for reimbursements. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, or if there are delays in Medicare payments, our business and results of operations will be adversely affected.

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
•changes in staff requirements (i.e. requiring all workers to be vaccinated against COVID-19 and receive booster injections for those vaccinations) as a condition of payment or eligibility for Medicare reimbursement (See also, Item 2., under Government Regulation);
•the reduction or elimination of annual rate increases, or the end of the reduced payments deferment (See also, Item 2., under Government Regulation); or
•an increase in co-payments or deductibles payable by beneficiaries.
Among the important statutory changes that are being implemented by CMS are provisions of the IMPACT Act. This law imposes a stringent timeline for implementing benchmark quality measures and data metrics across post-acute care providers (long stay hospitals, inpatient rehabilitation facilities, skilled nursing facilities, and home health agencies). The enactment also mandates specific actions to design a unified payment methodology for post-acute providers. CMS continues to promulgate regulations to implement provisions of this enactment. Depending on the final details, the costs of implementation could be significant. The failure to meet implementation requirements could expose providers to fines and payment reductions.
Reductions in reimbursement rates or the scope of services being reimbursed could have a material, adverse effect on our revenue, financial condition and results of operations or even result in reimbursement rates that are insufficient to cover our operating costs. Loss of Medicare reimbursement entirely would also have a material adverse effect on our revenue. Medicare may rescind our certification and terminate its payor agreements if not all of our employees are fully vaccinated consistent with CMS's IFR requiring vaccination of SNF employees, which the United States Supreme Court has allowed enforcement of as of January 13, 2022. As of January 20, 2022, CMS’s IFR requiring vaccination of SNF employees is in effect in the State of Texas, with SNF staff required to be fully vaccinated or to have exemptions granted by March 21, 2022. There has been no further activity regarding this IFR since January of 2022 when CMS became empowered to enact and enforce it nationwide. Failure to comply with the CMS IFR in all states by their applicable deadlines stated by CMS may result in fines and other sanctions imposed by CMS. In addition, within California, Washington, and Colorado, if our employees are not fully vaccinated as required by those states’ vaccination mandates, we could incur a deficiency that could endanger our Medicaid certification and participation status for certain locations within those states where employees have not been vaccinated. Any penalty, suspension, termination, or other sanction under any state’s Medicaid program could lead to reciprocal and commensurate penalties being imposed under the Medicare program, up to termination or rescission of our Medicare participation and payor agreements as noted above. Additionally, any delay or default by the government in making Medicare reimbursement payments could materially and adversely affect our business, financial condition and results of operations.

Reductions in Medicaid reimbursement rates or changes in the rules governing the Medicaid program could have a material, adverse effect on our revenue, financial condition and results of operations.
A significant portion of reimbursement for skilled nursing services comes from Medicaid. In fact, Medicaid is our largest source of revenue, accounting for 44.0% and 43.6% of our service revenue for the three months ended March 31, 2022 and 2021, respectively. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets, which has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. Since a significant portion of our revenue is generated from our skilled nursing operating subsidiaries in California, Texas and Arizona, any budget reductions or delays in these states could adversely affect our net patient service revenue and profitability. Despite present state budget surpluses in many of the states in which we operate, we can expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities, and any such decline could adversely affect our financial condition and results of operations.
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

Our revenue could be impacted by a shift to value-based reimbursement models, including PDPM, and changes to existing reimbursement models.

As discussed in more detail in Item 2., under Government Regulation, CMS implemented a final rule in October 2019 to replace the existing case-mix classification system, Resource Utilization Groups, Version IV, with a new case-mix classification system, PDPM, that focuses more on the clinical condition of the patient and less on the volume of services provided. CMS may make future adjustments to reimbursement levels as it continues to monitor the impact of PDPM on patient outcomes and budget neutrality. As included in the proposed rule, CMS could remove the entire parity calculated adjustment and this would cause a drastic reduction in payments. In addition, the Administration continues to study the nursing home industry and for HHS to issue proposed rules based on those studies, including changes to SNF-VBP Program, may also adversely affect our reimbursement. On April 11, 2022, the CMS issued a proposed rule that requested information to be used for study and potential rulemaking consistent with the Administration’s February 28, 2022 fact sheet.

Reforms to the U.S. healthcare system continue to impose new requirements upon us and may increase our costs or lower our reimbursements.
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

Similarly, the proposed Nursing Home Improvement Act may have an impact on our business due to the proposed two percent decrease in payments to skilled nursing facilities, as well as the staffing and reporting requirements contained within the bill. This bill primarily creates penalties such as reduced reimbursement and monetary penalties for submitting inaccurate cost reports or staffing data. If passed in its current form, however, this bill would provide participating states with a temporary enhanced federal Medicaid match to fund improvements in nursing home workforce and care. This match would last six years, and states would be responsible for showing CMS that Medicaid reimbursement increases were used to increase worker wages and yield new training resources and opportunities for nursing home staff. While it is difficult to determine whether the Nursing Home Improvement Act will be amended prior to adoption, or even passed into law, if passed, this bill may negatively impact our business, with the scope and nature of its consequences unknown. However, based on recent statements by the Administration in its February 28, 2022 fact sheet and President Biden’s March 1, 2022 State of the Union Address, HHS and CMS are being instructed to study the nursing home industry, specifically with regard to staffing levels, and the Administration has called for greater oversight of LTC and SNF facilities—including greater penalties for non-compliance with federal laws and regulations. On April 11, 2022, the CMS issued a proposed rule that requested information to be used for study and potential rulemaking consistent with the Administration’s February 28, 2022 fact sheet. Based upon this activity, HHS and CMS are expected to issue new rules that may subject our business to greater oversight, increase penalties that the Government may seek to impose upon us, and impose additional conditions and measurements to the reimbursement we receive from Medicare and Medicaid.

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

As a result of our participation in the Medicaid and Medicare programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. We are subject to regulatory reviews relating to Medicare services, billings and potential overpayments resulting from Recovery Audit Contractors, Zone Program Integrity Contractors, Program Safeguard Contractors, Unified Program Integrity Contractors, Supplemental Medical Review Contractors and Medicaid Integrity Contractors programs, (collectively referred to as Reviews), in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Medicare programs. As discussed above, the Administration has called for HHS and CMS to increase the scrutiny of these audits and has requested those agencies adopt rules that would impose greater penalties upon non-compliant LTC and SNF operators and CMS issued its first proposed rule seeking information regarding these priorities on April 11, 2022. Private pay sources also reserve the right to conduct audits. We believe that billing and reimbursement errors and disagreements are common in our industry. We are regularly engaged in reviews, audits and appeals of our claims for reimbursement due to the subjectivities inherent in the process related to patient diagnosis and care, record keeping, claims processing and other aspects of the patient service and reimbursement processes, and the errors and disagreements those subjectivities can produce. An adverse review, audit or investigation could result in:

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

In cases where claim and documentation review by any CMS contractor results in repeated poor performance, an operation can be subjected to protracted oversight. This oversight may include repeat education and re-probe, extended pre-payment review, referral to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement outside of specifically reviewed claims. Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. As of March 31, 2022 and since, 19 of our independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process, either pre- or post-payment. We anticipate that these Reviews could increase in frequency in the future.

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

The laws and regulations governing our operations, along with the terms of participation in various government programs, regulate how we do business, the services we offer, and our interactions with patients and other healthcare providers. These laws and regulations are subject to frequent change. As noted above, the Administration has called upon HHS and CMS to study and propose new rules regarding staffing requirements and reimbursement for the nursing home industry, including tying reimbursement to staffing levels, salary, benefits, and retention and CMS issued its first proposed rule seeking information regarding these priorities on April 11, 2022. We believe that such regulations may increase in the future and we cannot predict the ultimate content, timing or impact on us of any healthcare reform legislation. Changes in existing laws or regulations, or the enactment of new laws or regulations, could negatively impact our business. If we fail to comply with these applicable laws and regulations, we could suffer civil or criminal penalties and other detrimental consequences, including denial of reimbursement, imposition of fines, temporary suspension of admission of new patients, suspension or decertification from the Medicaid and Medicare programs, restrictions on our ability to acquire new facilities or expand or operate existing facilities, the loss of our licenses to operate and the loss of our ability to participate in federal and state reimbursement programs. Additionally, in the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses.

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

Public and government calls for increased survey and enforcement efforts toward LTC facilities, and potential rulemaking that may result in enhanced enforcement and penalties, could result in increased scrutiny by state and federal survey agencies. In addition, potential sanctions and remedies based upon alleged regulatory deficiencies could negatively affect our financial condition and results of operations.

As CMS turns its attention to enhancing enforcement of LTC facilities, as discussed in Item 2., under Government Regulation, state survey agencies will have more accountability for their survey and enforcement efforts. As discussed in Item 2., under Government Regulation, from time to time in the ordinary course of business, we receive deficiency reports from state and federal regulatory bodies resulting from such inspections or surveys. The focus of these deficiency reports tends to vary from year to year and state to state. Although most inspection deficiencies are resolved through an agreed-upon plan of corrective action, the reviewing agency typically has the authority to take further action against a licensed or certified facility, which could result in the imposition of fines, imposition of a license to a conditional or provisional status, suspension or revocation of a license, suspension or denial of payment for new admissions, loss of certification as a provider under state or federal healthcare programs, or imposition of other sanctions, including criminal penalties. In the past, we have experienced inspection deficiencies that have resulted in the imposition of a provisional license and could experience these results in the future.

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

As discussed in greater detail in Item 2., under Government Regulation, MACRA revised the payment system for physician and non-physician services. Section 1 of that law, the sustainable growth rate repeal and Medicare Provider Payment Modernization will impact payment provisions for medical professional services. That enactment also extended for two years provisions that permit an exceptions process from therapy caps imposed on Medicare Part B outpatient therapy. There was a combined cap for PT and SLP and a separate cap for OT services that apply subject to certain exceptions. On February 9, 2018, the BBA was signed into law, which provides for the repeal of all therapy caps retroactively to January 1, 2018. The law also reduced the monetary threshold that triggers a manual medical review (MMR), in certain instances (from $3,700 to $3,000). The reduction in the MMR threshold will likely result in increased number of reviews, which could in turn have a negative effect on our business, financial condition or results of operations. Additionally, potential changes in the SNF-VBP Program based on proposed rules may also reduce the reimbursement we receive.

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

Federal laws and regulations may increase our costs of maintaining qualified nursing and skilled personnel, or make it more difficult for us to attract or retain qualified nurses and skilled staff members. The proposed Nursing Home Improvement Act, if passed into law in substantially the same form as the proposed bill, may increase our responsibility to provide nursing coverage and the costs associated with that increased coverage. The Administration’s February 28, 2022 fact sheet regarding the nursing home industry demonstrates its desire to have HHS and CMS study staffing level requirements and to tie Medicare and Medicaid reimbursement to the salary, benefits, and retention of staff. On April 11, 2022, CMS issued a proposed rule that requested information regarding LTC staffing level requirements. These requirements may also increase our operating costs and require additional compensation to be paid to employees in the form of wages and benefits. We are monitoring our facilities for potential effects from CMS's IFR requiring employees of Medicare and Medicaid-participating medical facilities to be vaccinated, which may cause disruption to our affiliated facilities’ nursing staff and may additionally disrupt our operations if affected personnel decline to be vaccinated and replacement staffing cannot be located. On November 5, 2021, CMS issued the IFR discussed under Item 2, Government Regulations, requiring all eligible staff to receive their first dose of a two-dose primary vaccination series by December 5, 2021 and the second dose of a two-dose primary vaccination series by January 4, 2022. CMS’s enforcement of this IFR was temporarily blocked in certain states pending appeal to the United States Supreme Court. On January 13, 2022, the United States Supreme Court entered an order allowing CMS’s enforcement of the IFR and its vaccination requirements by March 15, 2022 for our operating subsidiaries in Arizona, Idaho, Iowa, Kansas, Nebraska, South Carolina and Utah and by February 28, 2022 for all of our other operating subsidiaries except those in Texas (which, as discussed below, is now subject to the IFR).

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

As discussed in greater detail in Item 2., under Government Regulation, Civil and Criminal Fraud and Abuse Laws and Enforcement, the OIG regularly conducts investigations regarding certain payment or compliance issues within various healthcare sectors. Following these investigation, the OIG publishes reports, in part, to educate involved stakeholders and signal future enforcement focus. Reports published in 2019 and 2020 demonstrate the OIG’s increased scrutiny on post-hospital skilled nursing facility care and billing. This may impact the skilled nursing facility industry by motivating additional reviews and stricter compliance in the areas outlined in the recent reports, expending material time and resources. Recent publications and statements by the Administration have also called for greater scrutiny of SNF and LTC facilities, and calling for more authorities to impose penalties and other remedies on facilities that violate federal laws and regulations.

Additionally, OIG reports published in 2010 and 2015 show the OIG’s concerns related to the billing practices of skilled nursing facilities based on Medicare Part A claims and financial incentives for facilities to bill for higher levels of therapies, even when not needed by patients. In its fiscal year 2014 work plan, and again in 2017, OIG specifically stated that it will continue to study and report on questionable Part A and Part B billing practices amongst skilled nursing facilities. Recently, in its 2021 work plan, OIG stated it will evaluate whether payments to SNFs under PDPM complied with Medicare requirements. OIG’s 2022 work plan states it will use a series of audits to confirm compliance with COVID-19 vaccination requirements for LTC facility staff and will study nursing home emergency preparedness—particularly with managing resident care and collaborating with other health care providers. The study findings of nursing home emergency preparedness will be used to develop a key performance indicator to track challenges faced by nursing homes over time.

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

Our operating subsidiaries are subject to a variety of federal and state employment-related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act which governs such matters as minimum wages, overtime and other working conditions, the ADA and similar state laws that provide civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas, the National Labor Relations Act, regulations of the EEOC, regulations of the Office of Civil Rights, regulations of state Attorneys General, family leave mandates and a variety of similar laws enacted by the federal and state governments that govern these and other employment law matters. On November 5, 2021, OSHA issued an ETS requiring employers with more than 100 employees to have employees who were not fully vaccinated to complete weekly testing to prove they were not infected with COVID-19 to remain in the workforce, which the United States Supreme Court blocked enforcement of on January 13, 2022 after nationwide litigation over the ETS. The uncertain environment regarding these mandates and potential attempts to enforce similar mandates in 2022 is one we are monitoring, as it represents a risk of uncertainty to the Company that may result in limitations on staff availability, disruption caused by staff departure, potential claims under the ADA and other laws and potential government sanctions which could cause disruptions to the operations of our subsidiaries, limit our ability to grow and otherwise adversely affect our business and financial results. Furthermore, the Administration has requested HHS and CMS study and issue proposed rules regarding the sustainability of care-based careers, including improving access to training, increasing the attractiveness of compensation in care-based positions, and improving the retention and career progression of care workers. The Administration has sought proposed rules that tie some of these issues, such as wages and retention, to Medicare reimbursement for facilities. Rising operating costs due to labor shortages, greater compensation and incentives required to attract and retain qualified personnel and higher-than-usual inflation on items including energy, utilities, food and other goods used in our facilities and the costs for transporting these items could increase our cost and decrease our profits.

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

The operations of our operating subsidiaries must be licensed under applicable state law and, depending upon the type of operation, certified or approved as providers under the Medicare and/or Medicaid programs. In the process of acquiring or transferring operating assets, our operations must receive change of ownership approvals from state licensing agencies, Medicare and Medicaid as well as third party payors. The Administration has requested HHS and CMS issue proposed rules that may increase the scrutiny placed on companies that operate, directly or indirectly, multiple SNF and LTC facilities, and may subject our licensing and approval process to additional scrutiny or delays if such proposals are codified into regulations. If there are any delays in receiving regulatory approvals from the applicable federal, state or local government agencies, or the inability to receive such approvals, such delays could result in delayed or lost reimbursement related to periods of service prior to the receipt of such approvals, which could negatively impact our cash position.

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

Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the three months ended March 31, 2022 and 2021, 73.4% and 74.1% of our service revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

On November 5, 2021, CMS issued the IFR discussed under Item 2, Government Regulations, subheading Coronavirus requiring all eligible staff to be fully vaccinated against COVID-19. CMS’s enforcement of this IFR was temporarily blocked in certain states pending appeal to the United States Supreme Court. On January 13, 2022, the United States Supreme Court entered an order allowing CMS’s enforcement of the IFR and its vaccination requirements by March 15, 2022 for our operating subsidiaries in Arizona, Idaho, Iowa, Kansas, Nebraska, South Carolina and Utah and by February 28, 2022 for all of our other operating subsidiaries except those in Texas. On January 20, 2022, CMS became empowered to enforce the IFR in Texas and set a deadline of March 21, 2022 for compliance with its vaccination requirements.

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

In addition to the IFR, the Administration has requested HHS and CMS conduct studies about additional requirements pertaining to staffing, data reporting, employee compensation and retention, and resident experience that may result in a reduction of our revenue from Medicare and Medicaid. CMS issued its first proposed rule seeking information regarding these priorities on April 11, 2022. These study results may result in additional conditions of participation within those programs. We anticipate that proposed rules regarding these issues will be issued in approximately one year, followed by a notice-and-comment period and the issuance of final rules. Until the proposed rules are issued, all that is known about their intended contents are the topics identified by the Administration and discussed under Item 2, Government Regulations.

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

Beyond our skilled nursing business, we engage in numerous ancillary businesses through one or more of our subsidiaries. These ancillary businesses generally support and provide services complementary to our operations, including but not limited to non-emergent ground transportation for patients and residents of our facilities. Our ancillary businesses may also be the subject of claims, lawsuits, and regulatory oversight that are specific to the particular services they offer. Noncompliance with the laws and regulations that may apply to our ancillary businesses may result in fines, penalties, and civil claims paid by our affected independent subsidiaries. Specific to our non-emergent ground transportation business, the drivers employed by this business may be subject to additional state-specific regulations regarding working time allowed to be spent driving, waiting time, and break or rest periods, and violations of these rules may lead to regulatory fines, penalties, or claims to be paid to individual drivers, in addition to the general employment risks described above.

Our ancillary businesses also are susceptible to general liability claims based on facts and circumstances that are specific to their activities and operations. In the case of our non-emergent ground transportation business, this liability likely exists in the form of automobile-involved accidents, which may involve property, individuals, or other automobiles. The defense of automobile accident and general liability lawsuits relating to our ancillary businesses in the past, and may in the future, result in significant legal costs, regardless of the outcome. As our ancillary businesses grow, the independent subsidiaries may be subject to increased frequency and/or severity of losses from such claims and suits which may result in increased liability insurance premiums for those businesses or a decline in available insurance coverage levels, which could materially and adversely affect our business, financial condition and results of operations.
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

We face competition for the acquisition of facilities and businesses and expect this competition to increase. Based upon factors such as our ability to identify suitable acquisition candidates, future regulations affecting the ability to purchase facilities, the purchase price of the facilities, prevailing market conditions, the availability of leadership to manage new facilities and our own willingness to take on new operations, the rate at which we have historically acquired facilities has fluctuated significantly. In the future, we anticipate the rate at which we may acquire facilities will continue to fluctuate, which may affect our revenue.

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

During the three months ended March 31, 2022, we expanded our operations through long-term leases and real estate purchases, with the addition of four stand-alone skilled nursing operations. In addition, the Company added two senior living operations that were transferred from Pennant, one of which is part of a campus operated by the Company's affiliated operating subsidiaries. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our acquisitions, and our business may suffer.

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

We also incur regulatory risk in acquiring certain facilities due to the licensing, certification and other regulatory requirements affecting our right to operate the acquired facilities. For example, in order to acquire facilities on a predictable schedule, or to acquire declining operations quickly to prevent further pre-acquisition declines, we frequently acquire such facilities prior to receiving license approval or provider certification. Anticipated future regulations may cause delays in acquiring the required licenses and certifications, if it is possible to do so at all. We operate such facilities as the interim manager for the outgoing licensee, assuming financial responsibility, among other obligations for the facility. To the extent that we may be unable or delayed in obtaining a license, we may need to operate the facility under a management agreement from the prior operator. Any inability in obtaining consent from the prior operator of a target acquisition to utilizing its license in this manner could impact our ability to acquire additional facilities. If we were subsequently denied licensure or certification for any reason, we might not realize the expected benefits of the acquisition and would likely incur unanticipated costs and other challenges which could cause our business to suffer.

If we do not achieve or maintain competitive quality of care ratings from CMS or private organizations engaged in similar monitoring activities, our business may be negatively affected.

CMS, as well as certain private organizations engaged in similar monitoring activities, provides comparative public data, rating every skilled nursing facility operating in each state based upon quality-of-care indicators. CMS’s system is the Five-Star Quality Rating System, introduced in 2008, to help consumers, their families and caregivers compare nursing homes more easily. The Five-Star Quality Rating System gives each nursing home a rating of between one and five stars in various categories, and the ratings are available on a consumer-facing website, Nursing Home Compare. In cases of acquisitions, the previous operator's clinical ratings are included in our overall Five-Star Quality Rating. Over the years, the Five-Star Quality Rating System has been modified, with the most recent changes being implemented in 2018 and 2019. Additionally, as a result of the COVID-19 pandemic and CMS’s suspension or modification of certain inspection and reporting requirements, the data used to calculate the star ratings of facilities was interrupted. CMS temporarily froze certain data on the Nursing Home Compare website through January 2021, and recalculated its Five Star Quality ratings with modified data used to calculate the nursing home's rating. Other data related to quality reporting measures, including new or worsened pressure-related injuries and discharges to home, are not presently factored into CMS's star calculations. This data is reflected on the Nursing Home Compare website based on the recalculation in January of 2022. The temporary adjustments due to COVID-19 could impact facilities that might have less favorable Five-Star Ratings from being able to demonstrate improvements on the public-facing website through mid-2022. The Administration has indicated that it wishes to collect more data to be reported on the Nursing Home Compare website, and to make the reported data more readily accessible and understandable for consumers. This may lead to more scrutiny in the marketplace and may adversely affect our scoring depending on the data to be reported and the manner in which it is displayed on the Nursing Home Compare website. For more information on these changes and proposed future alterations, see Item 2., under Government Regulation.

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

It may become more difficult and costly for us to obtain coverage for resident care liabilities and other risks, including property, automobile and casualty insurance. For example, the following circumstances may adversely affect our ability to obtain insurance at favorable rates:

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

We have maintained general and professional liability insurance since 2002 and workers' compensation insurance since 2005 through a wholly-owned captive insurance subsidiary to insure our self-insurance reimbursements and deductibles as part of a continually evolving overall risk management strategy. We establish the insurance loss reserves based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we, along with an independent actuary, develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle or pay damages with respect to unpaid claims. It is possible, however, that the actual liabilities may exceed our estimates of loss. We may also experience an unexpectedly large number of successful claims or claims that result in costs or liability significantly in excess of our projections. For these and other reasons, our self-insurance reserves could prove to be inadequate, resulting in liabilities in excess of our available insurance and self-insurance. If a successful claim is made against us and it is not covered by our insurance or exceeds the insurance policy limits, our business may be negatively and materially impacted.

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

We continue to maintain our right to inform the employees of our operating subsidiaries about our views of the potential impact of unionization upon the workplace generally and upon individual employees. With one exception, to our knowledge the staff at our affiliated facilities that have been approached to unionize have uniformly rejected union organizing efforts. Forthcoming proposed rules from HHS and CMS, which, based on the Administration's statements, are anticipated within the next year, may increase the likelihood of employee unionization. If employees decide to unionize, our cost of doing business could increase, and we could experience contract delays, difficulty in adapting to a changing regulatory and economic environment, cultural conflicts between unionized and non-unionized employees, strikes and work stoppages, and we may conclude that affected facilities or operations would be uneconomical to continue operating.

Because we lease the majority of our affiliated facilities, we are subject to risks associated with leased real property, including risks relating to lease termination, lease extensions and special charges, any of which could adversely affect our business, financial position or results of operations.

As of March 31, 2022, we leased 179 of our 250 affiliated facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.

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

Our Amended Credit Facility provides a revolving line of credit of up to $600.0 million in aggregate principal amount. As of April 26, 2022, we have no outstanding debt under our Amended Credit Facility. Twenty-three of our subsidiaries have mortgage loans insured with Department of Housing and Urban Development (HUD) for an aggregate amount of $155.9 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The terms of the mortgage loans range from 25- to 35-years.

We also have one outstanding promissory note with an aggregate principal amount of approximately $3.1 million as of March 31, 2022. The term of the note is 12 years. Because this mortgage loan is insured with HUD, our borrower subsidiary under the loan is subject to HUD oversight and periodic inspections.

In addition, we had $2.0 billion of future operating lease obligations as of March 31, 2022. We intend to continue financing our operating subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

An important part of our business strategy is to continue to expand and diversify our real estate portfolio through accretive acquisition and investment opportunities in healthcare properties. Our execution of this strategy by successfully identifying, securing and consummating beneficial transactions is made more challenging by increased competition and can be affected by many factors, including our relationships with current and prospective tenants, our ability to obtain debt and equity capital at costs comparable to or better than our competitors and our ability to negotiate favorable terms with property owners seeking to sell and other contractual counterparties. Our competitors for these opportunities include healthcare REITs, real estate partnerships, healthcare providers, healthcare lenders and other investors, including developers, banks, insurance companies, pension funds, government-sponsored entities and private equity firms, some of whom may have greater financial resources and lower costs of capital than we do. Potential regulations may affect the ability of these entities, as well as ourselves, to compete for these opportunities or enter into transactions for real estate related to our business. If we are unsuccessful at identifying and capitalizing on investment or acquisition opportunities, our growth and profitability in our real estate investment portfolio may be adversely affected.

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

Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including U.S. treasury securities. As a result of the uncertain domestic and global political, credit and financial market conditions, including an increase in the Consumer Price Index of seven percent in 2021, which is expected to continue for the foreseeable future in 2022, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Given that future deterioration in the U.S. and global credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our cash, cash equivalents, or investments will not occur. Uncertainty surrounding the trading market for U.S. government securities or impairment of the U.S. government's ability to satisfy its obligations under such treasury securities could impact the liquidity or valuation of our current portfolio of cash, cash equivalents, and investments, a substantial portion of which were invested in U.S. treasury securities. Further, continued domestic and international political uncertainty, along with credit, and financial market uncertainty, may make it difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

A summary of the repurchase activity for the three months ended March 31, 2022 (dollars in millions, except per share amounts):

Period	Total Number of Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2022(1)	133,328	$74.09	133,328	$—
February 1 to February 28, 2022	—	$—	—	$—
March 1 to March 31, 2022	—	$—	—	$—
(1) These purchases were effectuated through a Rule 10b5-1 trading plan adopted by the Company on October 21, 2021.

Stock Repurchase Programs. As approved by the Board of Directors on October 21, 2021, we entered into a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months that started on October 29, 2021. Under this program, we are authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. During the three months ended March 31, 2022, we repurchased 0.1 million shares of our common stock for $9.9 million. During the fourth quarter of 2021, we repurchased 0.1 million shares of our common stock for $10.1 million. This repurchase program expired upon the repurchase of the full authorized amount under the plan. On February 9, 2022, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months that started on February 10, 2022. During the three months ended March 31, 2022, we did not purchase any shares pursuant to this stock repurchase program.

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

THE ENSIGN GROUP, INC.

April 28, 2022	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer, Executive Vice President and Director (Principal Financial Officer and Accounting Officer and Duly Authorized Officer)