Form 10-Q
period 2022-06-30
ENSIGN GROUP, INC
filed 2022-08-01
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2022.
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
As of July 27, 2022, 55,289,903 shares of the registrant’s common stock, $0.001 par value, were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2022

PART I.
Item 1.        FINANCIAL STATEMENTS

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021

	(In thousands, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$285,580	$262,201
Accounts receivable—less allowance for doubtful accounts of $7,827 and $11,213 at June 30, 2022 and December 31, 2021, respectively	339,001	328,731
Investments—current	8,991	13,763
Prepaid income taxes	16,336	5,452
Prepaid expenses and other current assets	32,774	29,562
Total current assets	682,682	639,709
Property and equipment, net	908,228	888,434
Right-of-use assets	1,305,009	1,138,872
Insurance subsidiary deposits and investments	40,077	36,567
Escrow deposits	15,571	—
Deferred tax assets	32,883	33,147
Restricted and other assets	57,010	47,046
Intangible assets, net	2,535	2,652
Goodwill	76,869	60,469
Other indefinite-lived intangibles	3,807	3,727
TOTAL ASSETS	$3,124,671	$2,850,623
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$60,414	$58,116
Accrued wages and related liabilities (Note 3)	273,276	278,770
Lease liabilities—current	58,769	52,181
Accrued self-insurance liabilities—current	49,728	40,831
Other accrued liabilities	85,793	89,410
Current maturities of long-term debt	3,944	3,760
Total current liabilities	531,924	523,068
Long-term debt—less current maturities	151,105	152,883
Long-term lease liabilities—less current portion	1,216,335	1,056,515
Accrued self-insurance liabilities—less current portion	76,793	69,308
Other long-term liabilities	27,821	27,135
TOTAL LIABILITIES	$2,003,978	$1,828,909

Commitments and contingencies (Notes 16, 18 and 19)

EQUITY
Ensign Group, Inc. stockholders' equity:
Common stock: $0.001 par value; 100,000 shares authorized; 58,646 and 55,278 shares issued and outstanding at June 30, 2022, respectively, and 58,134 and 55,190 shares issued and outstanding at December 31, 2021, respectively	58	58
Additional paid-in capital	398,793	369,760
Retained earnings	835,941	733,992
Common stock in treasury, at cost, 3,368 and 2,944 shares at June 30, 2022 and December 31, 2021, respectively (Note 20)	(114,626)	(83,042)
Total Ensign Group, Inc. stockholders' equity	1,120,166	1,020,768
Non-controlling interest	527	946
Total equity	$1,120,693	$1,021,714
TOTAL LIABILITIES AND EQUITY	$3,124,671	$2,850,623
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(In thousands, except per share data)
REVENUE
Service revenue	$728,347	$634,609	$1,437,503	$1,257,885
Rental revenue	4,139	3,927	8,428	7,904
TOTAL REVENUE	$732,486	$638,536	$1,445,931	$1,265,789
Expense:
Cost of services	563,641	488,524	1,119,282	970,710
Rent—cost of services	37,228	34,455	72,990	67,911
General and administrative expense	38,527	36,908	76,783	71,181
Depreciation and amortization	14,858	13,795	29,534	27,454
TOTAL EXPENSES	654,254	573,682	1,298,589	1,137,256
Income from operations	78,232	64,854	147,342	128,533
Other (expense) income:
Interest expense	(2,688)	(1,634)	(4,756)	(3,275)
Other (expense) income	(2,587)	1,121	(3,403)	1,869
Other expense, net	(5,275)	(513)	(8,159)	(1,406)
Income before provision for income taxes	72,957	64,341	139,183	127,127
Provision for income taxes	15,154	13,758	31,292	26,707
NET INCOME	57,803	50,583	107,891	100,420
Less:
Net income (loss) attributable to noncontrolling interests	112	1,158	(140)	1,789
Net income attributable to The Ensign Group, Inc.	$57,691	$49,425	$108,031	$98,631

NET INCOME PER SHARE ATTRIBUTABLE TO THE ENSIGN GROUP INC.
Basic	$1.05	$0.91	$1.97	$1.82
Diluted	$1.01	$0.87	$1.90	$1.73
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	54,906	54,468	54,788	54,331
Diluted	56,853	56,997	56,862	56,945
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
BALANCE - JANUARY 1, 2022	55,190	$58	$369,760	$733,992	2,944	$(83,042)	$946	$1,021,714
Issuance of common stock to employees and directors resulting from the exercise of stock options	147	—	2,768	—	—	—	—	2,768
Issuance of restricted stock, net of forfeitures	104	—	5,241	—	—	—	—	5,241
Shares of common stock used to satisfy tax withholding obligations	—	—	—	—	—	(15)	—	(15)
Dividends declared ($0.0550 per share)	—	—	—	(3,042)	—	—	—	(3,042)
Employee stock award compensation	—	—	5,167	—	—	—	—	5,167
Repurchase of common stock (Note 20)	(133)	—	—	—	133	(9,882)	—	(9,882)
Acquisition of noncontrolling interest shares	—	—	245	—	—	—	(271)	(26)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(252)	(252)
Net income attributable to the Ensign Group, Inc.	—	—	—	50,340	—	—	—	50,340
BALANCE - MARCH 31, 2022	55,308	$58	$383,181	$781,290	3,077	$(92,939)	$423	$1,072,013
Issuance of common stock to employees and directors resulting from the exercise of stock options	223	—	3,303	—	—	—	—	3,303
Issuance of restricted stock, net of forfeitures	38	—	—	—	—	—	—	—
Shares of common stock used to satisfy tax withholding obligations	(20)	—	—	—	20	(1,687)	—	(1,687)
Dividends declared ($0.0550 per share)	—	—	—	(3,040)	—	—	—	(3,040)
Employee stock award compensation	—	—	5,616	—	—	—	—	5,616
Repurchase of common stock (Note 19)	(271)	—	—	—	271	(20,000)	—	(20,000)
Issuance of noncontrolling interests through subsidiary equity plan	—	—	6,693	—	—	—	—	6,693
Net income attributable to noncontrolling interest	—	—	—	—	—	—	112	112
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(8)	(8)
Net income attributable to the Ensign Group, Inc.	—	—	—	57,691	—	—	—	57,691
BALANCE - JUNE 30, 2022	55,278	$58	$398,793	$835,941	3,368	$(114,626)	$527	$1,120,693

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
BALANCE - JANUARY 1, 2021	54,626	$58	$338,177	$551,055	2,791	$(71,213)	$150	$818,227
Issuance of common stock to employees and directors resulting from the exercise of stock options	246	—	3,880	—	—	—	—	3,880
Issuance of restricted stock, net of forfeitures	81	—	3,725	—	—	—	—	3,725
Shares of common stock used to satisfy tax withholding obligations	—	—	—	—	—	(9)	—	(9)
Dividends declared ($0.0525 per share)	—	—	—	(2,886)	—	—	—	(2,886)
Employee stock award compensation	—	—	4,054	—	—	—	—	4,054
Net income attributable to noncontrolling interest	—	—	—	—	—	—	631	631
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(1,248)	(1,248)
Net income attributable to the Ensign Group, Inc.	—	—	—	49,206	—	—	—	49,206
BALANCE - MARCH 31, 2021	54,953	$58	$349,836	$597,375	2,791	$(71,222)	$(467)	$875,580
Issuance of common stock to employees and directors resulting from the exercise of stock options	148	—	2,982	—	—	—	—	2,982
Issuance of restricted stock, net of forfeitures	49	—	—	—	—	—	—	—
Shares of common stock used to satisfy tax withholding obligations	(20)	—	—	—	20	(1,600)	—	(1,600)
Dividends declared ($0.0525 per share)	—	—	—	(2,894)	—	—	—	(2,894)
Employee stock award compensation	—	—	4,633	—	—	—	—	4,633
Net income attributable to noncontrolling interest	—	—	—	—	—	—	1,158	1,158
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(641)	(641)
Net income attributable to the Ensign Group, Inc.	—	—	—	49,425	—	—	—	49,425
BALANCE - JUNE 30, 2021	55,130	$58	$357,451	$643,906	2,811	$(72,822)	$50	$928,643

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$107,891	$100,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,534	27,454
Amortization of deferred financing fees	505	420
Non-cash leasing arrangement	240	221
Write-off of deferred financing fees	566	—
Deferred income taxes	264	27
Provision for doubtful accounts	2,169	1,899
Stock-based compensation	10,783	8,687
Gain on sale of assets	(2,567)	(540)
Loss on insurance claims, legal finding and asset disposals	4,474	745
Change in operating assets and liabilities
Accounts receivable	(12,852)	(15,928)
Prepaid income taxes	(10,884)	(7,590)
Prepaid expenses and other assets	(3,996)	(9,476)
Cash surrender value of life insurance policy premiums	(5,621)	(8,861)
Deferred compensation liability	5,617	8,930
Operating lease obligations	(547)	(131)
Accounts payable	2,197	7,725
Accrued wages and related liabilities	(5,162)	(9,063)
Income taxes payable	—	(136)
Other accrued liabilities	(7,471)	(1,966)
Accrued self-insurance liabilities	14,696	5,717
Other long-term liabilities	(23)	(157)
NET CASH PROVIDED BY OPERATING ACTIVITIES	129,813	108,397
Cash flows from investing activities:
Purchase of property and equipment	(37,082)	(33,795)
Cash payments for business acquisitions (Note 9)	(16,400)	(6,000)
Cash payments for asset acquisitions (Note 9)	(17,492)	(5,183)
Escrow deposits	(15,571)	—
Cash from insurance proceeds	653	6,705
Cash proceeds from the sale of assets	7,665	877
Purchases of investments	(3,518)	(23,706)
Maturities of investments	4,780	20,399
Other restricted assets	369	(159)
NET CASH USED IN INVESTING ACTIVITIES	(76,596)	(40,862)
Cash flows from financing activities:
Proceeds from debt (Note 16)	211	224
Payments on debt (Note 16)	(1,921)	(1,497)
Issuance of common stock upon exercise of options	6,071	6,862
Repurchase of shares of common stock to satisfy tax withholding obligations	(1,702)	(1,609)
Repurchase of shares of common stock (Note 20)	(29,882)	—
Dividends paid	(6,077)	(5,754)
Proceeds from sale of subsidiary shares (Note 7)	6,693	—
Non-controlling interest distribution	(8)	(1,889)
Purchase of non-controlling interest	(26)	—
Payments of deferred financing costs	(3,197)	—
Proceeds from CARES Act Provider Relief Fund and Medicare Advance Payment Program (Note 3)	—	11,538
Repayments of CARES Act Provider Relief Fund and Medicare Advance Payment Program (Note 3)	—	(113,561)
NET CASH USED IN FINANCING ACTIVITIES	(29,838)	(105,686)
Net increase (decrease) in cash and cash equivalents	23,379	(38,151)
Cash and cash equivalents beginning of period	262,201	236,562
Cash and cash equivalents end of period	$285,580	$198,411

	Six Months Ended June 30,
(In thousands)	2022	2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$3,950	$2,836
Income taxes	$41,905	$34,540
Lease liabilities	$72,919	$67,539
Non-cash financing and investing activity
Accrued capital expenditures	$3,800	$3,600
Accrued dividends declared	$3,040	$2,894
Right-of-use assets obtained in exchange for new and modified operating lease obligations	$194,342	$112,192

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, shares and options in thousands, except per share data)

1. DESCRIPTION OF BUSINESS
The Company — The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company, through its operating subsidiaries, is a provider of health care services across the post-acute care continuum, engaged in the ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare-related properties and other ancillary businesses. As of June 30, 2022, the Company operated 251 facilities and other ancillary operations located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. The Company's operating subsidiaries have a collective capacity of approximately 25,500 operational skilled nursing beds and 3,000 senior living units. As of June 30, 2022, the Company operated 180 facilities under long-term lease arrangements, and had options to purchase 11 of those 180 facilities. The Company's real estate portfolio includes 100 owned real estate properties, which included 71 facilities operated and managed by the Company, 29 senior living operations leased to and operated by The Pennant Group, Inc. (Pennant) as part of the spin-off transaction that occurred in October 2019 (Spin-Off), and the Service Center location. Of those 29 senior living operations, one is located on the same real estate property as a skilled nursing facility that the Company owns and operates.
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
Other Information — The accompanying condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 (collectively, the Interim Financial Statements) are unaudited. Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2021 which are included in the Company’s Annual Report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The condensed consolidated financial statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest. Additionally, the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities are entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impacts" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. On October 1, 2021, the Company deconsolidated its VIE, which was not material, as this entity no longer met the requirements for consolidation. As of June 30, 2022 and December 31, 2021, the Company had no VIEs.
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
Fair Value of Financial Instruments —The Company’s financial instruments consist principally of cash and cash equivalents, debt security investments, accounts receivable, insurance subsidiary deposits, accounts payable and borrowings. The Company believes all of the financial instruments’ recorded values approximate fair values because of their nature or respective short durations. Contracts insuring the lives of certain employees who are eligible to participate in non-qualified deferred compensation plans are held in a rabbi trust. Cash surrender value of the contracts is based on funds that shadow the investment allocations specified by participants in the deferred compensation plan. The fair value of the investment funds is derived using Level 2 inputs. See Note 6, Fair Value Measurements.
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
Leases and Leasehold Improvements — The Company leases skilled nursing facilities, senior living facilities and commercial office space. The Company determines if an arrangement is a lease at the inception of each lease. Leases commencing prior to the ASC 842 adoption date were classified as operating lease under historical guidance. As the Company has elected the package of practical expedients allowing it to not reassess lease classification, these leases are classified as operating leases under ASC 842 as well. For leases commencing subsequent to the ASC 842 adoption date, the Company performs an evaluation to determine whether the lease should be classified as an operating or finance lease at the inception of the lease. As of June 30, 2022, the Company does not have any leases that are classified as finance leases. Rights and obligations of operating leases are included as right-of-use assets, current lease liabilities and long-term lease liabilities on the Company's condensed consolidated balance sheets. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of future lease payments. The Company utilized a third-party valuation specialist to assist in estimating the incremental borrowing rate.

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
The Company's real estate leases generally have initial lease terms of ten years or more and typically include one or more options to renew, with renewal terms that generally extend the lease term for an additional ten to 15 years. Exercise of the renewal options is generally subject to the satisfaction of certain conditions which vary by contract and generally follow payment terms that are consistent with those in place during the initial term. The Company reassesses the renewal option using a "reasonably certain" threshold, which is understood to be a high threshold. For leases where the Company is reasonably certain to exercise its renewal option, the option periods are included within the lease term and, therefore, the measurement of the right-of-use asset and lease liability. The Company's leases generally contain annual escalation clauses that are either fixed or variable in nature, some of which are dependent upon published indices. The Company recognizes lease expense for leases with an initial term of 12 months or less on a straight-line basis over the lease term. These leases are not recorded on the condensed consolidated balance sheets. Certain of the Company's lease agreements include rental payments that are adjusted periodically for inflation. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company does not have material subleases.
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and determined there was no impairment during the three and six months ended June 30, 2022 and 2021.
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
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances indicate that its carrying value may not be recoverable. The Company performs its annual test for impairment during the fourth quarter of each year. The Company did not identify any goodwill or intangible asset impairment during the three and six months ended June 30, 2022 and 2021.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s policy is to accrue amounts equal to the actuarial estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued general liability and professional malpractice liabilities on an undiscounted basis, net of anticipated insurance recoveries, were $76,145 and $66,158 as of June 30, 2022 and December 31, 2021, respectively.
The Company’s operating subsidiaries are self-insured for workers’ compensation liabilities in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual specific excess insurance coverage that insures individual claims that exceed $625 per occurrence. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 per occurrence. The Company’s operating subsidiaries in all other states, with the exception of Washington, are under a loss sensitive plan that insures individual claims that exceed $350 per occurrence. In the state of Washington, the Company is self insured and has purchased individual specific excess insurance coverage that insures individual claims that exceed $500 per occurrence. For all of the self insured plans and retention, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $28,365 and $27,335 as of June 30, 2022 and December 31, 2021, respectively.
In addition, the Company has recorded an asset and equal liability of $8,440 and $6,755 as of June 30, 2022 and December 31, 2021, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis. See Note 13, Restricted and Other Assets.
The Company self-funds medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $525 for each covered person for fiscal year 2022. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $13,571 and $9,891 as of June 30, 2022 and December 31, 2021, respectively.
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

Recent Accounting Standards Adopted by the Company — In November 2021, the FASB issued ASU 2021-10 “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance,” which created FASB ASC Topic 832, Government Assistance (ASC 832). ASC 832 requires business entities to disclose information about certain government assistance they receive. The Company adopted this standard on January 1, 2022 and determined there was no material impact on the Company's condensed consolidated financial statements.

Accounting Standards Recently Issued but Not Yet Adopted by the Company — In February 2020, the FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848)," which provides temporary, optional practical expedients and exceptions to enable a smoother transition to reference rates which are expected to replace London Interbank Offered Rate (LIBOR) reference rates. Adoption of the provisions of ASU 2020-04 is optional. The amendments are effective for all entities from the beginning of the interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. During the quarter ended June 30, 2022, the Company and its subsidiaries including Standard Bearer, entered into the Second Amendment to Third Amended and Restated Credit Agreement (such agreement, the Amended Credit Agreement, and the revolving credit facility thereunder, the Revolving Credit Facility), which increased the Revolving Credit Facility by $250,000 to an aggregate principal amount of up to $600,000. Pursuant to the Amended Credit Agreement, the Company transitioned from LIBOR to the Secured Overnight Financing Rate (SOFR) as the applicable reference rate for borrowings under the Revolving Credit Facility and determined there was no resulting material impact on the Company's condensed consolidated financial statements.

3. COVID-19 UPDATE

The COVID-19 pandemic has continued to impact the Company's affiliated operations. In prior years, as part of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the CARES Act), the Company received cash distributions of relief fund payments (Provider Relief Funds) and funds authorized by U.S. Department of Health and Human Services (HHS) to be used to protect residents of nursing homes and long-term care (LTC) facilities from the impact of COVID-19. During the three and six months ended June 30, 2022, the Company did not receive Provider Relief Funds. During the three and six months ended June 30, 2021, the Company received and returned $2,399 and $11,538, respectively, in Provider Relief Funds. The Company may continue to receive additional funding in future periods.

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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Family First Coronavirus Response Act was signed into law in 2020 to provide a temporary 6.2% increase to the Federal Medical Assistance Percentage (FMAP) effective January 1, 2020. The law permits states to retroactively change their state's Medicaid program rates effective as of January 1, 2020. The law provides discretion to each state and specifies the funds are to be used to reimburse the recipient for healthcare related expenses that are attributable to COVID-19 and associated with providing patient care. In addition, increases in Medicaid rates can come from other areas of the state's budget outside of FMAP funding. Revenues from these additional payments are recognized in accordance with ASC 606, subject to variable consideration constraints. In certain operations where the Company received additional payments that exceeded expenses incurred related to COVID-19, the Company characterized such payments as variable revenue that required additional consideration and accordingly, the amount of state relief revenue recognized is limited to the actual COVID-19 related expenses incurred. As of June 30, 2022 and December 31, 2021, the Company had $4,356 and $1,781 in unapplied state relief funds, respectively. During the three and six months ended June 30, 2022, the Company received an additional $27,345 and $44,662 in state relief funding and recognized $24,489 and $42,088, respectively, as revenue. During the three and six months ended June 30, 2021, the Company received an additional $16,776 and $32,421 in state relief funding and recognized $16,692 and $33,157, respectively, as revenue.

The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due by December 31, 2021 and the remaining 50% due by December 31, 2022. The Company recorded $48,309 of deferred payments of social security taxes as a liability during 2020. The Company paid $24,154 during the year ended December 31, 2021 and the remaining short-term balance of $24,155 is included in accrued wages and related liabilities within the condensed consolidated balance sheets as of June 30, 2022.

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

Revenue from the Medicare and Medicaid programs accounted for 73.4% of all service revenue for both the three and six months ended June 30, 2022 and 73.1% and 73.6% for the three and six months ended June 30, 2021, respectively. Settlements with Medicare and Medicaid payors for retroactive adjustments due to audits and reviews are considered variable consideration and are included in the determination of the estimated transaction price. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity. Consistent with healthcare industry practices, any changes to these revenue estimates are recorded in the period the change or adjustment becomes known based on the final settlement. The Company recorded adjustments to revenue which were not material to the Company's revenue for the three and six months ended June 30, 2022 and 2021.

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
Service revenue for the three and six months ended June 30, 2022 and 2021 is summarized in the following tables:

	Three Months Ended June 30,
	2022		2021
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid(1)	$294,128	40.4%	$251,455	39.6%
Medicare	190,494	26.2	170,008	26.8
Medicaid — skilled	49,763	6.8	42,740	6.7
Total Medicaid and Medicare	534,385	73.4	464,203	73.1
Managed care	128,587	17.7	112,963	17.8
Private and other(2)	65,375	8.9	57,443	9.1
SERVICE REVENUE	$728,347	100.0%	$634,609	100.0%
(1) Medicaid payor includes revenue for senior living operations and revenue related to FMAP.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services.

	Six Months Ended June 30,
	2022		2021
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid(1)	$560,476	39.0%	$482,813	38.4%
Medicare	398,905	27.7	360,311	28.6
Medicaid — skilled	95,712	6.7	82,733	6.6
Total Medicaid and Medicare	1,055,093	73.4	925,857	73.6
Managed care	256,373	17.8	221,308	17.6
Private and other(2)	126,037	8.8	110,720	8.8
SERVICE REVENUE	$1,437,503	100.0%	$1,257,885	100.0%
(1) Medicaid payor includes revenue for senior living operations and revenue related to FMAP.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In addition to the service revenue above, the Company's rental revenue derived from triple-net lease arrangements with third parties was $4,139 and $8,428, respectively, for the three and six months ended June 30, 2022 and $3,927 and $7,904, respectively, for the three and six months ended June 30, 2021.
Balance Sheet Impact

Included in the Company’s condensed consolidated balance sheets are contract balances, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company had no material contract liabilities and contract assets as of June 30, 2022 and December 31, 2021, or activity during the three and six months ended June 30, 2022 and 2021.

Accounts receivable as of June 30, 2022 and December 31, 2021, is summarized in the following table:

	June 30, 2022	December 31, 2021
Medicaid	$125,348	$123,647
Managed care	86,995	79,722
Medicare	58,067	59,797
Private and other payors	76,418	76,778
	346,828	339,944
Less: allowance for doubtful accounts	(7,827)	(11,213)
ACCOUNTS RECEIVABLE, NET	$339,001	$328,731
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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NUMERATOR:
Net income	$57,803	$50,583	$107,891	$100,420
Less: net (loss) income attributable to noncontrolling interests	112	1,158	(140)	1,789
Net income attributable to The Ensign Group, Inc.	$57,691	$49,425	$108,031	$98,631

DENOMINATOR:
Weighted average shares outstanding for basic net income per share	54,906	54,468	54,788	54,331
Basic net income per common share:	$1.05	$0.91	$1.97	$1.82

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NUMERATOR:
Net income	$57,803	$50,583	$107,891	$100,420
Less: net (loss) income attributable to noncontrolling interests	112	1,158	(140)	1,789
Net income attributable to The Ensign Group, Inc.	$57,691	$49,425	$108,031	$98,631

DENOMINATOR:
Weighted average common shares outstanding	54,906	54,468	54,788	54,331
Plus: incremental shares from assumed conversion (1)	1,947	2,529	2,074	2,614
Adjusted weighted average common shares outstanding	56,853	56,997	56,862	56,945
Diluted net income per common share:	$1.01	$0.87	$1.90	$1.73
(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 789 and 697 for the three and six months ended June 30, 2022, respectively, and 167 and 80 for the three and six months ended June 30, 2021, respectively.

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

The fair value of cash and cash equivalents of $285,580 and $262,201 as of June 30, 2022 and December 31, 2021, respectively, is derived using Level 1 inputs. The Company's other financial assets include contracts insuring the lives of certain employees who are eligible to participate in non-qualified deferred compensation plans which are held in a rabbi trust. The cash surrender value of these contracts is based on funds that shadow the investment allocations specified by participants in the deferred compensation plan. As of June 30, 2022, and December 31, 2021, the fair value of the investment funds of $23,151 and $17,530, respectively, is derived using Level 2 inputs. The investment funds are included in restricted and other assets in the condensed consolidated balance sheets. See Note 13, Restricted and Other Assets.

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
Debt Security Investments - Held to Maturity

As of June 30, 2022 and December 31, 2021, the Company had approximately $49,068 and $50,330, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the debt securities approximates fair value based on Level 1 inputs. The Company has the intent and ability to hold these debt securities to maturity. Further, as of June 30, 2022, the debt security investments were held in AA, A and BBB rated debt securities.

The Company believes its debt security investments and investment funds that were in an unrealized loss position as of June 30, 2022 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. STANDARD BEARER
Standard Bearer's real estate portfolio consists of 95 of the Company's 100 owned real estate properties, of which 67 are operated and managed by the Company and 29 are leased to and operated by Pennant. Of those 29 senior living operations, one is located on the same real estate property as a skilled nursing facility that the Company owns and operates. Standard Bearer intends to qualify and elect to be taxed as a REIT, for U.S. federal income tax purposes, commencing with its taxable year ending December 31, 2022. During the six months ended June 30, 2022, Standard Bearer acquired the real estate of two skilled nursing facilities for a purchase price of $17,412, both of which are operated and managed by Ensign's affiliated operations. Refer to Note 9, Operation Expansions for additional information.
Subsequent to June 30, 2022, Standard Bearer expanded its real estate portfolio with the addition of five skilled nursing properties and one campus property for a total purchase price of $47,900.
As part of the formation of Standard Bearer, certain of the Company's operating subsidiaries, Standard Bearer and Standard Bearer's subsidiaries entered into several agreements that include leasing, management services and debt arrangements between the operations. As these intercompany arrangements were entered into when Standard Bearer was formed in January 2022, the transactions related to these agreements are reflected in Standard Bearer's segment income during three and six months ended June 30, 2022. All intercompany transactions have been eliminated in consolidation. Refer to Note 8, Business Segments, for additional information related to these intercompany eliminations as well as Standard Bearer as a reportable segment.
Intercompany master lease agreements
Certain of the Company's operating subsidiaries and the 67 Standard Bearer subsidiaries entered into five "triple-net" master lease agreements (collectively, the Standard Bearer Master Leases) in January 2022. The lease periods range from 15 to 19 years with three five-year renewal options beyond the initial term, on the same terms and conditions. The rent structure under the Standard Bearer Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the operating subsidiaries are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties; (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The two real estate properties acquired during six months ended June 30, 2022 were added to the Standard Bearer Master Leases. Rental revenue generated from Ensign affiliated operations was $13,894 and $27,319, respectively, for the three and six months ended June 30, 2022 and $10,784 and $21,375, respectively, for the three and six months ended June 30, 2021.
Intercompany management agreement
Standard Bearer has no employees. The Service Center provides personnel and services to Standard Bearer pursuant to the management agreement between Standard Bearer and the Service Center. The management agreement provides for a base management fee that is equal to 5% of total rental revenue and an incentive management fee that is equal to 5% of funds from operations (FFO) and is capped at 1% of total rental revenue. Management fee generated between Standard Bearer and the Service Center for the three and six months ended June 30, 2022 was $1,056 and $2,078, respectively, both of which represent 6% of total Standard Bearer rental revenue. No management fees were recorded in 2021, which was prior to the formation of Standard Bearer.
Intercompany debt arrangements

Standard Bearer obtains its funding through various sources including operating cash flows, access to debt arrangements and intercompany loans. The intercompany debt arrangements include mortgage loans and the Revolving Credit Facility to fund acquisitions and working capital needs. The interest rate under the Amended Credit Agreement is a base rate plus a margin ranging from 0.25% to 1.25% per annum or SOFR plus a margin range from 1.25% to 2.25% per annum.

In addition, as the Department of Housing and Urban Development (HUD) mortgage loans and promissory notes are entered into by real estate subsidiaries of Standard Bearer, the interest expense incurred from these debts are included in Standard Bearer's segment income. Refer to Note 16, Debt, for additional information related to these debts.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Equity Instrument Denominated in the Shares of a Subsidiary
As part of the formation of Standard Bearer in January of 2022, the Company established the Standard Bearer Healthcare REIT, Inc. 2022 Omnibus Incentive Plan (Standard Bearer Equity Plan). The Company may grant stock options and restricted stock awards under the Standard Bearer Equity Plan to employees and management of Ensign's affiliated subsidiaries. These awards generally vest over a period of five years or upon the occurrence of certain prescribed events. The value of the stock options and restricted stock awards is tied to the value of the common stock of Standard Bearer, which is determined based on an independent valuation of Standard Bearer. The awards can be put to the Company at various prescribed dates, which in no event is earlier than six months after vesting of the restricted awards or exercise of the stock options. The Company can also call the awards, generally upon employee termination. During the three months ended June 30, 2022, Standard Bearer sold fully vested common shares from the Standard Bearer Equity Plan to shareholders for cash of $6,544. During the three and six months ended June 30, 2022, the Company did not grant any stock options nor restricted shares under the Standard Bearer Equity Plan.
During the three months ended June 30, 2022, Standard Bearer established shareholders of its preferred shares through contributions of cash of $149. These preferred shares were fully vested at the time of the contributions by the shareholders.

8. BUSINESS SEGMENTS

In conjunction with the formation Standard Bearer in January 2022, the Company's Chief Executive Officer, who is its chief operating decision maker, or CODM, began reviewing the results of Standard Bearer instead of all real estate properties. Accordingly, the Company revised its former real estate segment to include only real estate properties that are part of Standard Bearer. This change in organizational structure demonstrates that Standard Bearer's real estate is a core part of the Company's expansion of its real estate investment strategy. As of the first quarter of 2022, the Company has two reportable segments: (1) skilled services, which includes the operation of skilled nursing facilities and rehabilitation therapy services and (2) Standard Bearer, which is comprised of selected real estate properties owned by Standard Bearer and leased to skilled nursing and senior living operators. Segment information for prior periods has been recast to reflect the change of the Company’s segment structure.

As of June 30, 2022, the skilled services segment includes 215 skilled nursing operations and 25 campus operations that provide both skilled nursing and rehabilitative care services and senior living services. The Company's Standard Bearer segment consists of 95 owned real estate properties. These properties include 67 operations the Company operated and managed and 29 senior living operations that are leased to and operated by third parties. Of the 29 real estate operations leased to third parties, one senior living operation is located on the same real estate property as a skilled nursing facility that the Company owns and operates.

The Company also reports an “All Other” category that includes results from its senior living operations, which includes eleven stand-alone senior living operations and the senior living operations at 25 campus operations that provide both skilled nursing and rehabilitative care services and senior living services. In addition, the "All Other" category includes mobile diagnostics, medical transportation, other real estate and other ancillary operations. Services included in the “All Other” category are insignificant individually, and therefore do not constitute a reportable segment.

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

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables set forth financial information for the segments:

	Three Months Ended June 30, 2022
	Skilled Services	Standard Bearer	All Other(1)	Intercompany Elimination	Total
Service revenue(2)	$702,478	$—	$28,787	$(2,918)	$728,347
Rental revenue(3)	—	17,598	1,832	(15,291)	4,139
TOTAL REVENUE	$702,478	$17,598	$30,619	$(18,209)	$732,486
Segment income (loss)	102,266	6,838	(38,614)	—	70,490
Gain on sale of assets					2,467
Income before provision for income taxes					$72,957
Depreciation and amortization	8,113	5,216	1,529	—	14,858
Interest expense(4)	$—	$3,743	$889	$(1,944)	$2,688
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

	Three Months Ended June 30, 2021
	Skilled Services	Standard Bearer	All Other(1)	Intercompany Elimination	Total
Service revenue(2)	$612,882	$—	$23,428	$(1,701)	$634,609
Rental revenue(3)	—	14,214	1,817	(12,104)	3,927
TOTAL REVENUE	$612,882	$14,214	$25,245	$(13,805)	$638,536
Segment income (loss)	90,010	7,906	(33,575)	—	64,341
Income before provision for income taxes					$64,341
Depreciation and amortization	7,703	4,248	1,844	—	13,795
Interest expense	$—	$1,634		$—	$1,634

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

	Six Months Ended June 30, 2022
	Skilled Services	Standard Bearer	All Other(1)	Intercompany Elimination	Total
Service revenue(2)	$1,389,249	$—	$54,254	$(6,000)	$1,437,503
Rental revenue(3)	—	34,791	3,695	(30,058)	8,428
TOTAL REVENUE	$1,389,249	$34,791	$57,949	$(36,058)	$1,445,931
Segment income (loss)	200,522	13,738	(77,544)	—	136,716
Gain on sale of assets					2,467
Income before provision for income taxes					$139,183
Depreciation and amortization	16,014	10,237	3,283	—	29,534
Interest expense(4)	$—	$7,305	$1,247	$(3,796)	$4,756
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

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Six Months Ended June 30, 2021
	Skilled Services	Standard Bearer	All Other(1)	Intercompany Elimination	Total
Service revenue(2)	$1,213,918	$—	$47,347	$(3,380)	$1,257,885
Rental revenue(3)	—	28,283	3,627	(24,006)	7,904
TOTAL REVENUE	$1,213,918	$28,283	$50,974	$(27,386)	$1,265,789
Segment income (loss)	178,941	15,619	(67,873)	—	126,687
Gain on sale of assets					440
Income before provision for income taxes					$127,127
Depreciation and amortization	15,178	8,403	3,873	—	27,454
Interest expense	$—	$3,275	$—	$—	$3,275
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

Service revenue by major payor source were as follows:

	Three Months Ended June 30, 2022
	Skilled Services	All Other	Total Service Revenue	Revenue %
Medicaid(1)	$287,827	$6,301	$294,128	40.4%
Medicare	190,494	—	190,494	26.2
Medicaid-skilled	49,763	—	49,763	6.8
Subtotal	528,084	6,301	534,385	73.4
Managed care	128,587	—	128,587	17.7
Private and other(2)	45,807	19,568	65,375	8.9
TOTAL SERVICE REVENUE	$702,478	$25,869	$728,347	100.0%

(1) Medicaid payor includes revenue generated from senior living operations and revenue related to FMAP.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services.

	Three Months Ended June 30, 2021
	Skilled Services	All Other	Total Service Revenue	Revenue %
Medicaid(1)	$247,671	$3,784	$251,455	39.6%
Medicare	170,008	—	170,008	26.8
Medicaid-skilled	42,740	—	42,740	6.7
Subtotal	460,419	3,784	464,203	73.1
Managed care	112,963	—	112,963	17.8
Private and other(2)	39,500	17,943	57,443	9.1
TOTAL SERVICE REVENUE	$612,882	$21,727	$634,609	100.0%

(1) Medicaid payor includes revenue generated from senior living operations and revenue related to FMAP.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Six Months Ended June 30, 2022
	Skilled Services	Other Service Revenue	Total Service Revenue	Revenue %
Medicaid(1)	$549,414	$11,062	$560,476	39.0%
Medicare	398,905	—	398,905	27.7
Medicaid-skilled	95,712	—	95,712	6.7
Subtotal	1,044,031	11,062	1,055,093	73.4
Managed care	256,373	—	256,373	17.8
Private and other(2)	88,845	37,192	126,037	8.8
TOTAL SERVICE REVENUE	$1,389,249	$48,254	$1,437,503	100.0%
(1) Medicaid payor includes revenue generated from senior living operations and revenue related to FMAP.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services.

	Six Months Ended June 30, 2021
	Skilled Services	Other Service Revenue	Total Service Revenue	Revenue %
Medicaid(1)	$475,412	$7,401	$482,813	38.4%
Medicare	360,311	—	360,311	28.6
Medicaid-skilled	82,733	—	82,733	6.6
Subtotal	918,456	7,401	925,857	73.6
Managed care	221,308	—	221,308	17.6
Private and other(2)	74,154	36,566	110,720	8.8
TOTAL SERVICE REVENUE	$1,213,918	$43,967	$1,257,885	100.0%
(1) Medicaid payor includes revenue generated from senior living operations and revenue related to FMAP.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services.

In addition to the service revenue above, the Company's rental revenue derived from triple-net lease arrangements with third parties is $4,139 and $8,428, respectively, for the three and six months ended June 30, 2022 and $3,927 and $7,904, respectively, for the three and six months ended June 30, 2021. This revenue is included in both Standard Bearer and the all other category.

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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2022 Expansions
During the six months ended June 30, 2022, the Company expanded its operations through a combination of long-term leases and real estate purchases, with the addition of four stand-alone skilled nursing operations. Of these additions, Standard Bearer acquired the real estate of two of the stand-alone skilled nursing operations, which were leased back to Ensign affiliated entities. Refer to Note 7, Standard Bearer, for additional information on the purchase of real estate properties. In addition, the Company added five senior living operations that were transferred from Pennant, three of which are part of campuses operated by the Company's affiliated operating subsidiaries. These new operations added a total of 453 operational skilled nursing beds and 633 operational senior living units to be operated by the Company's affiliated operating subsidiaries. The Company also invested in new ancillary services that are complementary to its existing businesses. The aggregate purchase price for these expansions during the six months ended June 30, 2022 was $33,892.
In connection with the new operations made through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction.
The aggregate purchase price for the transactions that were classified as asset acquisitions during the six months ended June 30, 2022 was $17,492, consisting of real estate properties and indefinite-lived intangible assets. The remaining aggregate purchase price for transactions during the six months ended June 30, 2022 is concentrated in goodwill of $16,400 and accordingly, the transactions were classified as business combinations.
Subsequent to June 30, 2022, the Company expanded its operations through a combination of long-term leases and real estate purchases, with the addition of seven stand-alone skilled nursing operations and one campus operation. Of these additions, Standard Bearer acquired the real estate of three of these operations, which were leased back to Ensign affiliated entities. These new operations added 1,100 operational skilled nursing beds and 61 operational senior living units to be operated by the Company's affiliated operating subsidiaries. In addition, the Company purchased the real estate at three skilled nursing properties that the Company was already operating, further expanding the Company's real estate portfolio. The aggregate purchase price for these expansions was $47,900.
2021 Expansions
During the six months ended June 30, 2021, the Company expanded its operations through a combination of long-term leases and a real estate purchase, with the addition of twelve stand-alone skilled nursing operations. Of these additions, one is related to the purchase of real estate property, further expanding the Company's real estate portfolio. These new operations added a total of 1,263 operational skilled nursing beds operated by the Company's affiliated operating subsidiaries. The aggregate purchase price for these acquisitions during the six months ended June 30, 2021 was $11,183.
In connection with the new operations made through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction.
The fair value of assets for nine of the acquisitions was concentrated in property and equipment and as such, these transactions were classified as asset acquisitions. The aggregate purchase price for the asset acquisitions during the six months ended June 30, 2021 was $5,183. The fair value of assets for the remaining four additions was concentrated in goodwill of $6,000 and as such, the transaction was classified as a business combination.

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return. The operations added by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operations, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operating subsidiaries. The assets added during the six months ended June 30, 2022 were not material operations to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These additions have been included in the June 30, 2022 condensed consolidated balance sheets of the Company, and the operating results have been included in the condensed consolidated statements of operations of the Company since the date the Company gained effective control.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. PROPERTY AND EQUIPMENT - NET
Property and equipment, net consists of the following:

	June 30, 2022	December 31, 2021
Land	$121,381	$121,164
Buildings and improvements	669,215	646,221
Leasehold improvements	145,522	140,012
Equipment	279,231	262,246
Furniture and fixtures	4,373	4,305
Construction in progress	11,000	10,253
	1,230,722	1,184,201
Less: accumulated depreciation	(322,494)	(295,767)
PROPERTY AND EQUIPMENT, NET	$908,228	$888,434
The Company completed the sale of assets for a sale price of $7,707 and recorded a gain of $2,567 within the Company's condensed consolidated statement of income as cost of services during the three months ended June 30, 2022. See also Note 7, Standard Bearer and Note 9, Operation Expansions for information on acquisitions during the six months ended June 30, 2022.
11. INTANGIBLE ASSETS - NET

		June 30, 2022			December 31, 2021
	Weighted Average Life (Years)
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Assembled occupancy	0.4	$196	$(196)	$—	$68	$(68)	$—
Facility trade name	30.0	733	(403)	330	733	(391)	342
Customer relationships	18.4	4,582	(2,377)	2,205	4,582	(2,272)	2,310
TOTAL		$5,511	$(2,976)	$2,535	$5,383	$(2,731)	$2,652

During the three and six months ended June 30, 2022, amortization expense was $418 and $822, respectively, of which $288 and $577 was related to the amortization of right-of-use assets, respectively. Amortization expense was $363 and $724, respectively, of which $290 and $580 was related to the amortization of right-of-use assets for the three and six months ended June 30, 2021, respectively.

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2022 (remainder)	$117
2023	234
2024	234
2025	234
2026	234
2027	234
Thereafter	1,248
$2,535

Table of Contents	THE ENSIGN GROUP, INC.
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
The Company anticipates that the majority of total goodwill recognized will be fully deductible for tax purposes as of June 30, 2022.

Provided that goodwill corresponds to the acquisition of a business and not merely the acquisition of real estate property, the Company's Standard Bearer segment appropriately does not carry a goodwill balance. The following table represents activity in goodwill by skilled service segment and "all other" category as of and for the six months ended June 30, 2022:

	Goodwill
	Skilled Services	All Other	Total
January 1, 2022	$51,486	$8,983	$60,469
Additions	16,400	—	16,400
June 30, 2022	$67,886	$8,983	$76,869

Other indefinite-lived intangible assets consist of the following:

	June 30, 2022	December 31, 2021
Trade name	$889	$889
Medicare and Medicaid licenses	2,918	2,838
TOTAL	$3,807	$3,727

13. RESTRICTED AND OTHER ASSETS

Restricted and other assets consist of the following:

	June 30, 2022	December 31, 2021
Debt issuance costs, net	$4,195	$1,953
Long-term insurance losses recoverable asset	8,440	6,755
Deposits with landlords	14,725	13,705
Capital improvement reserves with landlords and lenders	6,499	7,103
Deferred compensation plan investments	23,151	17,530
RESTRICTED AND OTHER ASSETS	$57,010	$47,046

Included in restricted and other assets as of June 30, 2022 and December 31, 2021 are anticipated insurance recoveries related to the Company's workers' compensation liabilities and general and professional liability reserves that are recorded on a gross rather than net basis in accordance with GAAP.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company implemented a non-qualified deferred compensation plan (the DCP) that was effective in 2019 for certain employees and was expanded to other employees in 2020. The DCP allows for the employee deferrals to be deposited into a rabbi trust and these funds are generally invested in individual variable life insurance contracts owned by the Company that are specifically designed to fund the deferrals. The cash surrender value of the insurance contracts is based on funds that shadow the investment allocations specified by participants in the deferred compensation plan.

For the three and six months ended June 30, 2022, the Company recorded a loss on these investments of $3,313 and $4,515, respectively, which is included in other (expense) income, net. During the same periods, the Company recorded an offsetting reduction in expense of $3,300 and $4,511, respectively, allocated between cost of services and general and administrative expenses.

For the three and six months ended June 30, 2021, the Company recorded a gain on the deferral investment of $751 and $1,057, respectively, which is included in other (expense) income, net. During the same periods, the Company recorded an offsetting expense of $780 and $1,131, respectively, allocated between cost of services and general and administrative expenses.

14. OTHER ACCRUED LIABILITIES

Other accrued liabilities consists of the following:

	June 30, 2022	December 31, 2021
Quality assurance fee	$6,669	$6,474
Refunds payable	36,912	34,814
Resident advances	6,273	9,337
Unapplied state relief funds	4,356	1,781
Cash held in trust for patients	5,757	6,430
Dividends payable	3,040	3,035
Property taxes	7,670	9,124
Legal finding accrued	3,626	—
Other	11,490	18,415
OTHER ACCRUED LIABILITIES	$85,793	$89,410

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

15. INCOME TAXES
The Company recorded income tax expense of $31,292 and $26,707 during the six months ended June 30, 2022 and 2021, respectively, or 22.5% of earnings before income taxes for the six months ended June 30, 2022, compared to 21.0% for the six months ended June 30, 2021. The effective tax rate for both periods is driven by the impact of excess tax benefits from stock-based compensation, offset by non-deductible expenses including non-deductible compensation.

The Company is not currently under examination by any major income tax jurisdiction. During 2022, the statutes of limitations will lapse on the Company's 2018 Federal tax year and certain 2017 and 2018 state tax years. The Company does not believe the Federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the six months ended June 30, 2022 and 2021.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16. DEBT
Debt consists of the following:

	June 30, 2022	December 31, 2021
Mortgage loans and promissory notes	$158,258	$159,967
Less: current maturities	(3,944)	(3,760)
Less: debt issuance costs, net	(3,209)	(3,324)
LONG-TERM DEBT LESS CURRENT MATURITIES	$151,105	$152,883
Credit Facility with a Lending Consortium Arranged by Truist

The Company maintains a revolving credit facility between the Company and its subsidiaries, including Standard Bearer as co-borrowers, and Truist Securities (Truist) (the Revolving Credit Facility). Borrowings are supported by a lending consortium arranged by Truist. On April 8, 2022, the Company and its subsidiaries, including Standard Bearer, entered into the Amended Credit Agreement, which amended the Revolving Credit Facility to increase the revolving line of credit from $350,000 to $600,000 in aggregate principal amount. The Amended Credit Agreement also extended the maturity date of the Revolving Credit Facility to April 8, 2027 and modified the reference rate from LIBOR to SOFR. The interest rates applicable to loans under the Amended Credit Facility are, at the Company's option, equal to either a base rate plus a margin ranging from 0.25% to 1.25% per annum or SOFR plus a margin range from 1.25% to 2.25% per annum, based on the Consolidated Total Net Debt to Consolidated EBITDA ratio (as defined in the agreement). In addition, the Company and its subsidiaries, including Standard Bearer, will pay a commitment fee on the unused portion of the commitments that will range from 0.20% to 0.40% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio. Except as set forth in the Amended Credit Facility, all other terms and conditions of the Credit Facility remained in full force and effect as described below. As part of the entry into the Amended Credit Agreement, deferred financing costs of $566 were written off and additional deferred financing costs of $3,197 were capitalized during the three months ended June 30, 2022.

Borrowings made under the Revolving Credit Facility are guaranteed, jointly and severally, by certain of the Company’s wholly-owned subsidiaries, and are secured by a pledge of stock of the Company's material operating subsidiaries as well as a first lien on substantially all of their personal property. The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Amended Credit Agreement, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of (i) a maximum consolidated total net debt to consolidated EBITDA ratio (which shall not be greater than 3.00:1.00; provided that if the aggregate consideration for approved acquisitions in a six month period is greater than $50,000, then the ratio can be increased at the election of the Company with notice to the administrative agent to 3.50:1.00 for the first fiscal quarter and the immediately following three fiscal quarters), and (ii) a minimum interest/rent coverage ratio (which cannot be less than 1.50:1.00). As of June 30, 2022, and July 27, 2022, there was no outstanding debt under the Revolving Credit Facility. The Company was in compliance with all loan covenants as of June 30, 2022.
Mortgage Loans and Promissory Notes

As of June 30, 2022, the Company's operating subsidiaries had $158,258 outstanding under the mortgage loans and notes, of which $3,944 is classified as short-term and the remaining $154,314 is classified as long-term. The Company was in compliance with all loan covenants as of June 30, 2022.

As of June 30, 2022, 23 of the Company's subsidiaries have mortgage loans insured with HUD in the aggregate amount of $155,074, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates in a range of 3.1% to 4.2%, including fixed interest rates in a range of 2.4% to 3.3% per annum. In addition to the interest rate, we incur other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees based on the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10.0% and is reduced by 3.0% in the fourth year of the loan, and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In addition to the HUD mortgage loans above, the Company has two promissory notes. The notes bear fixed interest rates of 6.3% and 5.3% per annum and the term of the notes are 10 months and 12 years, respectively. The 12 year note which was used for an acquisition is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.

Based on Level 2, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

Off-Balance Sheet Arrangements

As of June 30, 2022, the Company had approximately $6,710 of borrowing capacity under the Revolving Credit Facility pledged as collateral to secure outstanding letters of credit.

17. OPTIONS AND AWARDS
Stock-based compensation expense consists of stock-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2022 and 2021 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
The Company has an option plan, the 2022 Omnibus Incentive Plan (the 2022 Plan), which was approved by the Company's stockholders on May 26, 2022, and replaced the Company's prior option plan, the 2017 Omnibus Incentive Plan (the 2017 Plan). The total number of shares available for issuance under the 2022 Plan was 3,268 as of June 30, 2022.

2022 Omnibus Incentive Plan - During the second quarter of 2022, the Company's shareholders approved the 2022 Plan. Including the shares rolled over from the 2017 Plan, the 2022 Plan provides for the issuance of 3,452 shares of common stock. The number of shares available to be issued under the 2022 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) two shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). Non-employee director options, to the extent granted, will vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other options generally vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. As of June 30, 2022, there were approximately 3,268 unissued shares of common stock available for issuance under this plan. The Company retired the 2017 Plan as a result of the approval of the 2022 Plan.
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
Stock Options
The Company granted 154 and 318 stock options from the available plans during the three and six months ended June 30, 2022, respectively. The Company used the following assumptions for stock options granted during the three months ended June 30, 2022 and 2021:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2022	154	2.7%	6.1 years	42.1%	0.3%
2021	209	1.0%	6.3 years	42.3%	0.3%

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company used the following assumptions for stock options granted during the six months ended June 30, 2022 and 2021:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2022	318	2.3%	6.1 years	42.2%	0.3%
2021	345	0.9%	6.3 years	42.2%	0.2%
For the six months ended June 30, 2022 and 2021, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2022	318	$80.18	$34.29
2021	345	$82.77	$33.86
The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended June 30, 2022 and 2021 and therefore, the intrinsic value was $0 at the date of grant.
The following table represents the employee stock option activity during the six months ended June 30, 2022:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2022	4,038	$36.60	2,183	$21.02
Granted	318	80.18	—	—
Forfeited	(68)	57.40	—	—
Exercised	(370)	16.40	—	—
June 30, 2022	3,918	$41.69	2,151	$25.53
The following summary information reflects stock options outstanding, vested and related details as of June 30, 2022:

	Stock Options Outstanding						Stock Options Vested

				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2012	$5.56	-	$6.75	10	$32	0	10
2013	6.76	-	9.74	125	476	1	125
2014	8.94	-	16.05	457	2,204	2	457
2015	18.20	-	21.39	246	1,910	3	246
2016	15.93	-	16.86	233	1,377	4	233
2017	15.80	-	19.41	267	1,583	5	236
2018	22.49	-	32.71	496	4,806	6	326
2019	41.07	-	45.76	615	9,651	7	292
2020	44.84	-	59.49	569	11,205	8	162
2021	73.47	-	83.64	586	19,222	9	64
2022	$79.79		$80.60	314	10,782	10	—
TOTAL				3,918	$63,248		2,151

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The aggregate intrinsic value of options outstanding, vested and expected to vest as of June 30, 2022 and December 31, 2021 is as follows:

Options	June 30, 2022	December 31, 2021
Outstanding	$130,564	$191,242
Vested	103,713	137,382
Expected to vest	24,561	48,548
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options. The aggregate intrinsic value of options that vested during the six months ended June 30, 2022 and 2021 was $10,409 and $17,618, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2022 and 2021 was $25,642 and $26,715, respectively.
Restricted Stock Awards
The Company granted 46 and 158 restricted stock awards from the available plans during the three and six months ended June 30, 2022, respectively. The Company granted 54 and 144 restricted stock awards during the three and six months ended June 30, 2021, respectively. All awards were granted at an issue price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the six months ended June 30, 2022 and 2021 ranged from $73.17 to $83.93 and $82.20 to $93.31, respectively. The fair value per share includes quarterly stock awards to non-employee directors.
A summary of the status of the Company's non-vested restricted stock awards as of June 30, 2022 and changes during the six months ended June 30, 2022 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2022	549	$52.16
Granted	158	77.06
Vested	(199)	54.74
Forfeited	(16)	55.86
Non-vested at June 30, 2022	492	$59.01
During the three and six months ended June 30, 2022, respectively, the Company granted 5 and 9 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors from the 2017 Plan. The fair value per share of these stock awards ranged from $77.39 to $83.93 based on the market price on the grant date.
Long-Term Incentive Plan
On August 27, 2019, the Board approved the Long-Term Incentive Plan (the 2019 LTI Plan). The 2019 LTI Plan provides that certain employees of the Company who assisted in the consummation of the Spin-Off transaction are granted shares of restricted stock upon the successful completion of the Spin-Off. The 2019 LTI Plan provides for the issuance of 500 shares of Pennant restricted stock. The shares are vested over five years at 20% per year on the anniversary of the grant date. If a recipient is terminated or voluntarily leaves the Company, all shares subject to restriction or not yet vested shall be entirely forfeited. The total stock-based compensation related to the 2019 LTI Plan was approximately $195 and $390 for the three and six months ended June 30, 2022, respectively, compared to $202 and $403 for the three and six months ended June 30, 2021, respectively.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock-based compensation expense recognized for the Company's equity incentive plans and long-term incentive plan for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock-based compensation expense related to stock options	$2,786	$2,026	$5,306	$3,759
Stock-based compensation expense related to restricted stock awards	2,456	2,076	4,758	3,914
Stock-based compensation expense related to stock options and restricted stock awards to non-employee directors	374	531	719	1,014
TOTAL	$5,616	$4,633	$10,783	$8,687

In future periods, the Company expects to recognize approximately $39,110 and $28,748 in stock-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of June 30, 2022. Future stock-based compensation expense will be recognized over 3.7 and 3.4 weighted average years for unvested options and restricted stock awards, respectively. There were 1,767 unvested and outstanding options as of June 30, 2022, of which 1,669 shares are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest as of June 30, 2022 was 6.0 years.

18. LEASES
The Company leases from CareTrust REIT, Inc. (CareTrust) real property associated with 97 affiliated skilled nursing and senior living facilities used in the Company’s operations, 96 of which are under nine “triple-net” master lease agreements (collectively, the Master Leases), which range in terms from 13 to 20 years. At the Company’s option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. The extension of the term of any of the Master Leases is subject to the following conditions: (1) no event of default under any of the Master Leases having occurred and being continuing; and (2) the tenants providing timely notice of their intent to renew. The term of the Master Leases is subject to termination prior to the expiration of the then current term upon default by the tenants in their obligations, if not cured within any applicable cure periods set forth in the Master Leases. If the Company elects to renew the term of a Master Lease, the renewal will be effective to all, but not less than all, of the leased property then subject to the Master Lease. Additionally, four of the 97 facilities leased from CareTrust include an option to purchase that the Company can exercise starting on December 1, 2024.
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
The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The terms and conditions of the one stand-alone lease are substantially the same as those for the master leases described above. Total rent expense under the Master Leases was approximately $16,007 and $31,652 for the three and six months ended June 30, 2022, respectively, and $14,419 and $28,499 for the three and six months ended June 30, 2021, respectively.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is in compliance with requirements of the Master Leases as of June 30, 2022.
In connection with the Spin-Off, the Company guaranteed certain leases of Pennant based on the underlying terms of the leases. The Company does not consider these guarantees to be probable and the likelihood of Pennant defaulting is remote, and therefore no liabilities have been accrued.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company also leases certain affiliated operations and certain administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. The Company has entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense for continuing operations inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $37,251 and $73,036 for the three and six months ended June 30, 2022, respectively, and $34,476 and $67,952 for the three and six months ended June 30, 2021, respectively.
Forty-four of the Company’s affiliated facilities, excluding the facilities that are operated under the Master Leases with CareTrust, are operated under eight separate master lease arrangements. In the first quarter of 2022, the Company added an operation and extended the term for one of the master leases to 14 remaining years. As a result, the lease liabilities and right-of-use assets increased by $120,349 to reflect the new lease obligations. Under these master leases, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.

The components of operating lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Rent - cost of services(1)	$37,228	$34,455	$72,990	$67,911
General and administrative expense	23	21	46	41
Depreciation and amortization(2)	288	290	577	580
Variable lease costs(3)	3,772	3,694	9,135	7,137
	$41,311	$38,460	$82,748	$75,669
(1)Rent- cost of services includes deferred rent expense adjustments of $116 and $240 for the three and six months ended June 30, 2022, respectively and $109 and $221 for the three and six months ended June 30, 2021, respectively. Additionally, rent- cost of services includes other variable lease costs such as CPI increases and short-term leases of $1,302 and $2,239 for the three and six months ended June 30, 2022, respectively, and $832 and $1,416 for the three and six months ended June 30, 2021, respectively.
(2)Depreciation and amortization is related to the amortization of favorable and direct lease costs.
(3)Variable lease costs, including property taxes and insurance, are classified in cost of services in the Company's condensed consolidated statements of income.

Future minimum lease payments for all leases as of June 30, 2022 are as follows:

Year	Amount
2022 (remainder)	$71,530
2023	141,887
2024	141,296
2025	141,187
2026	141,082
2027	140,564
Thereafter	1,254,424
TOTAL LEASE PAYMENTS	2,031,970
Less: present value adjustment	(756,866)
PRESENT VALUE OF TOTAL LEASE LIABILITIES	1,275,104
Less: current lease liabilities	(58,769)
LONG-TERM OPERATING LEASE LIABILITIES	$1,216,335
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of June 30, 2022, the weighted average remaining lease term is 15.1 years and the weighted average discount rate used to determine the operating lease liabilities is 6.8%.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Subsequent to June 30, 2022, the Company expanded its operations through long-term lease arrangements with the addition of five stand-alone skilled nursing operations, four of which are part of an amended separate master lease agreement, adding a total of 779 operational skilled nursing beds operated by the Company's affiliated operating subsidiaries. The term of the amended separate master lease agreement was extended to 20 remaining years. The aggregate impact to the fair value of lease liabilities and right-of-use assets related to both the new long-term lease arrangement and the amended separate master lease agreement is estimated to be approximately $70,614. Additionally, Standard Bearer acquired the real estate of three skilled nursing operations, which were previously under long-term lease arrangements. The aggregate reduction in the fair value of lease liabilities and right-of-use assets related to this acquisition is estimated to be approximately $10,080.
Lessor Activities

In connection with the Spin-Off, Ensign affiliates retained ownership of the real estate at 29 senior living operations that were contributed to Pennant. Between October 2019 and June 30, 2022, the Company transferred three additional senior living operations to Pennant. During the three months ended June 30, 2022, the Company completed the sale of real estate associated with two of the senior living operations operated by Pennant and also transferred one senior living operation operated by Pennant back to Ensign affiliates. As of June 30, 2022, Ensign affiliates retained ownership of the real estate for these 29 senior living communities. All of these properties are leased to Pennant on a triple-net basis, whereas the respective Pennant affiliates are responsible for all costs at the properties including: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The initial terms range between 14 to 16 years.

Total rental income from all third-party sources for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Pennant(1)	$3,690	$3,440	$7,505	$6,928
Other third-party	449	487	923	976
	$4,139	$3,927	$8,428	$7,904
(1) Pennant rental income includes variable rent such as property taxes of $327 and $657 during the three and six months ended June 30, 2022 and $266 and $580 for the three and six months ended June 30, 2021.

Future annual rental income for all leases as of June 30, 2022 were as follows:

Year	Amount(1)
2022 (remainder)	$8,098
2023	15,820
2024	15,373
2025	15,032
2026	14,821
2027	14,821
Thereafter	77,369
TOTAL	$161,334
(1) Annual rental income includes base rents and variable rental income pursuant to existing leases as of June 30, 2022.

Table of Contents	THE ENSIGN GROUP, INC.
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
Indemnities — From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which the Company may be required to indemnify property owners or prior facility operators for post-transfer environmental obligations or other liabilities and other claims arising from the Company’s use of the applicable premises, (ii) operations transfer agreements, in which the Company agrees to indemnify past operators of facilities the Company acquires against certain liabilities arising from the transfer of the operation and/or the operation thereof after the transfer to the Company's independent operating subsidiary, (iii) certain lending agreements, under which the Company may be required to indemnify the lender against various claims and liabilities, and (iv) certain agreements with the Company’s officers, directors and others, under which the Company may be required to indemnify such persons for liabilities arising out of the nature of their relationship to the Company. The terms of such obligations vary by contract and, in most instances, do not expressly state or include a specific or maximum dollar amount. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, because no claims have been asserted, no liabilities have been recorded for these obligations on the Company’s condensed consolidated balance sheets for any of the periods presented.

In connection with the Spin-Off, certain landlords required, in exchange for their consent to the transaction, that the Company's lease guarantees remain in place for a certain period of time following the Spin-Off. These guarantees could result in significant additional liabilities and obligations for the Company if Pennant were to default on their obligations under their leases with respect to these properties.

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
U.S. House of Representatives Select Subcommittee Request — In 2020, the U.S. House of Representatives Select Subcommittee on the Coronavirus Crisis launched a nation-wide investigation into the COVID-19 pandemic, which included the impact of the coronavirus on residents and employees in nursing homes. In June 2020, the Company received a document and information request from the House Select Subcommittee in connection with its investigation. The Company has cooperated in responding to this inquiry. In July 2022, the Company received a follow up request for additional documents and information. The Company is cooperating in responding to this inquiry. However, it is not possible to predict the ultimate outcome of any such investigation or whether and what other investigations or regulatory responses may result from the investigation, which could have a material adverse effect on our reputation, business, financial condition, and results of operations.

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

In addition to the potential lawsuits and claims described above, the Company and its independent operating subsidiaries are also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare or Medicaid) or other payor. A violation may provide the basis for exclusion from Federally-funded healthcare programs. Such exclusions could have a correlative negative impact on the Company’s financial performance. Under the qui tam or "whistleblower" provisions of the False Claims Act, a private individual with knowledge of fraud or potential fraud may bring a claim on behalf of the Federal Government and receive a percentage of the Federal Government's recovery. Due to these whistleblower incentives, qui tam lawsuits have become more frequent. For example, and despite the decision of the U.S. Department of Justice to decline to participate in litigation based on the subject matter of its previously issued Civil Investigative Demand, the involved qui tam relator has continued on with the lawsuit and is pursuing claims that the Company and certain of its independent operating subsidiaries have allegedly violated the False Claims Act and/or the Anti-Kickback Statute (AKS).
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
Medicare Revenue Recoupments — The Company's independent operating entities are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments as a result of Recovery Audit Contractors (RAC), Program Safeguard Contractors, and Medicaid Integrity Contractors programs (collectively referred to as Reviews). For several months during the COVID-19 pandemic, the Centers for Medicare and Medicaid Services (CMS) suspended its Targeted Probe and Educate Program. Beginning in August 2020, CMS resumed Targeted Probe and Educate Program activity. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. The Company anticipates that these Reviews could increase in frequency in the future. As of June 30, 2022 and since, 22 of the Company's independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process.
Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for 52.9% and 54.0% of its total accounts receivable as of June 30, 2022 and December 31, 2021, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 73.4% of the Company's revenue for both the three and six months ended June 30, 2022, and 73.1% and 73.6% for the three and six months ended June 30, 2021, respectively.
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of July 27, 2022, the Company had approximately $567 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

20. COMMON STOCK REPURCHASE PROGRAM

On February 9, 2022, the Board of Directors approved the Company to enter into a stock repurchase program pursuant to which the Company could repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months from February 10, 2022. Under this program, the Company was authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. During the three months ended June 30, 2022, the Company repurchased 271 shares of its common stock for $20,000. This repurchase program expired upon the repurchase of the fully authorized amount under the plan.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As approved by the Board of Directors on October 21, 2021, the Company entered into a stock repurchase program pursuant to which the Company could repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months that started on October 29, 2021. Under this program, the Company was authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. During the three months ended March 31, 2022, the Company repurchased 133 shares of its common stock for $9,882. During the fourth quarter of 2021, the Company repurchased 132 shares of its common stock for $10,118. This repurchase program expired upon the repurchase of the fully authorized amount under the plan.

On July 28, 2022, the Board of Directors approved the Company to enter into a stock repurchase program pursuant to which the Company may repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months from August 2, 2022. Under this program, the Company is authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws.

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

Overview
We are a provider of health care services across the post-acute care continuum, engaged in the operation, ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare related properties and other ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. Our operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, senior living and other ancillary services. As of June 30, 2022, we offered skilled nursing, senior living and rehabilitative care services through 251 skilled nursing and senior living facilities. Of the 251 facilities, we operated 180 facilities under long-term lease arrangements and have options to purchase 11. Our real estate portfolio includes 100 owned real estate properties, which included 71 facilities operated and managed by us, 29 senior living operations leased to and operated by The Pennant Group, Inc., or Pennant, as part of the spin-off transaction that occurred in October 2019 (Spin-Off), and the Service Center location. Of the 29 real estate operations leased to Pennant, one senior living operation is located on the same real estate property as a skilled nursing facility that we own and operate.
The following table summarizes our affiliated facilities and operational skilled nursing beds and senior living units by ownership status as of June 30, 2022:

	Owned and Operated	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total for Facilities Operated
Number of facilities	71	11	169	251
Percentage of total	28.3%	4.4%	67.3%	100.0%
Operational skilled nursing beds	7,014	1,145	17,390	25,549
Percentage of total	27.5%	4.5%	68.0%	100.0%
Senior living units	1,649	178	1,146	2,973
Percentage of total	55.5%	6.0%	38.5%	100.0%

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
Recent Activities
Revolving Credit Facility Amendment — On April 8, 2022, we entered into the Second Amendment to the Third Amended and Restated Credit Facility (such agreement, the Amended Credit Agreement, and the revolving credit facility thereunder, the Revolving Credit Facility), which increased the Revolving Credit Facility by $250.0 million to an aggregate principal amount of up to $600.0 million. Pursuant to the Amended Credit Agreement, the Company transitioned from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR) as the applicable reference rate for borrowings under the Revolving Credit Facility. The maturity date of the Amended Credit Facility is April 8, 2027. Borrowings are supported by a lending consortium arranged by Truist Securities (Truist). The interest rates applicable to loans under the Revolving Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 0.25% to 1.25% per annum or SOFR plus a margin range from 1.25% to 2.25% per annum, based on the Consolidated Total Net Debt to Consolidated EBITDA ratio (as defined in the Amended Credit Agreement). In addition, we will pay a commitment fee on the unused portion of the commitments, which will range from 0.20% to 0.40% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio. As part of the entry into the Amended Credit Agreement, deferred financing costs of $0.6 million were written off and additional deferred financing costs of $3.2 million were capitalized during the three months ended June 30, 2022.

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
The real estate portfolio in Standard Bearer consists of a select 95 of our 100 owned real estate properties. Of the 95 owned real estate properties in Standard Bearer, 67 facilities are operated by Ensign operating subsidiaries and 29 facilities are leased to and operated by Pennant. Of the 29 real estate operations leased to Pennant, one senior living operation is located on the same real estate property as a skilled nursing facility that we own and operate. During six months ended June 30, 2022, we acquired the real estate of two skilled nursing facilities for a purchase price of $17.4 million and leased these facilities to certain of our operating subsidiaries through the Standard Bearer Master Leases. Subsequent to June 30, 2022, we expanded our real estate portfolio with the addition of five skilled nursing properties and one campus property with an estimated total purchase price of $47.9 million.
As of June 30, 2022, the fair value of Standard Bearer's real estate portfolio is more than $1.0 billion. The fair value was determined by a third party independent valuation specialist and incorporated each property's rental income, capitalization rate, rental yield rate and discount rate.
In January 2022, as part of the formation of Standard Bearer, certain of our operating subsidiaries and the 67 Standard Bearer subsidiaries entered into five "triple-net" master lease agreements (collectively, the Standard Bearer Master Leases). The lease period ranges from 15 to 19 years with three five-year renewal options beyond the initial term, on the same terms and conditions. The rent structure under the Standard Bearer Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the operating subsidiaries are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total annual rental income under the Standard Bearer Master Lease is approximately $55.7 million. In addition, as we expand our real estate portfolio through our acquisition strategy, we anticipate that the acquired real estate will be included in Standard Bearer.
Standard Bearer has no employees. Personnel and services provided to Standard Bearer by the Service Center are pursuant to the management agreement between Standard Bearer and the Service Center. The management agreement provides for a base management fee and an incentive management fee, payable in cash, among other terms. The base management fee for each applicable period is equal to 5.0% of the total revenue of Standard Bearer. The incentive management fee is equal to 5.0% of funds from operations (FFO) and is capped at 1.0% of total revenue. In addition, operating expenses incurred by the Service Center on Standard Bearer's behalf, which includes the cost of legal, tax, consulting, accounting and other similar services rendered by the Service Center, its advisers or other third parties, are reimbursed by Standard Bearer. During the three and six months ended June 30, 2022, the Service Center management fee was $1.1 million and $2.1 million, respectively, both of which represent 6% of total Standard Bearer rental revenue.
Standard Bearer will obtain its funding through various sources including operating cash flows, access to debt arrangements and intercompany loans. The intercompany debt arrangements include mortgage loans and the Revolving Credit Facility to fund acquisitions and working capital needs. As part of the Amended Credit Agreement discussed in Note 16, Debt, the interest rates applicable to loans under the Revolving Credit Facility were amended, such that the rates are, at the Company's option, equal to either a base rate plus a margin ranging from 0.25% to 1.25% per annum or SOFR plus a margin range from 1.25% to 2.25% per annum. As of June 30, 2022, there is $36.8 million outstanding under the intercompany credit revolver. There is also an intercompany mortgage loan amount of $93.0 million which is subject to a fixed interest rate. In addition, third party debt held by the Department of Housing and Urban Development (HUD) mortgage loans and promissory notes outstanding in an aggregate amount of $158.3 million, and are included in Standard Bearer.

During the three months ended June 30, 2022, Standard Bearer established shareholders of its preferred shares through contributions of cash of $0.1 million. These preferred shares were fully vested at the time of the contributions by the shareholders. In addition, as part of the formation of Standard Bearer in January of 2022, we established the Standard Bearer Healthcare REIT, Inc. 2022 Omnibus Incentive Plan (Standard Bearer Equity Plan). During the three months ended June 30, 2022, Standard Bearer sold fully vested common shares from the Standard Bearer Equity Plan to shareholders for cash of $6.5 million. We did not grant any stock options nor restricted shares during the three and six months ended June 30, 2022.
Coronavirus Update — We are continuing to closely monitor the impact of the global COVID-19 pandemic on our business. In July 2022, the public health emergency (PHE) was extended through October 13, 2022. Our primary focus continues to be the health and safety of our patients, residents, employees and their respective families. We continue to implement measures necessary to provide the safest possible environment within our sites of service, taking into consideration the vulnerable nature of our patients and the unique exposure risks of our staff.
We continue to execute on key initiatives to rebuild occupancy lost due to the pandemic. During the second quarter of 2022, our combined Same Facilities and Transitioning Facilities occupancy increased by 2.6% compared to second quarter of 2021 and 0.9% compared to the first quarter of 2022. The improvements in occupancy were due to our operations developing innovative approaches to confront the occupancy declines, including strategic partnerships with upstream and downstream continuum partners and increasing clinical competencies to treat high-acuity patients, including those that are COVID-19 positive. Additionally, we have seen increases in hospital volumes for surgeries. Even with COVID-19 demands waning, the partnerships developed during the pandemic will continue to benefit us into the future. By strengthening existing partnerships, creating new partnerships and most importantly, demonstrating clinical capabilities and favorable outcomes, our census has continued to stabilize. We believe our operations are primed to rebuild occupancies and continue to gain additional market share as a result of relationships with acute care providers and other health care partners.
We did not receive any provider relief fund distributions (Provider Relief Fund) from the Coronavirus Aid, Relief and Economic Security Act of 2020 (the CARES Act) from the federal government during the three and six months ended June 30, 2022. To date, we have returned all Provider Relief Funds that we received and repaid all of the Medicare Accelerated and Advance Payment Program funds received.
During the three and six months ended June 30, 2022, we received an additional $27.3 million and $44.7 million in state relief funding, respectively, and recognized $24.5 million and $42.1 million as revenue, respectively. During the three and six months ended June 30, 2021, we received an additional $16.8 million and $32.4 million in state relief funding and recognized $16.7 million and $33.2 million, respectively, as revenue. See Note 3, COVID-19 Update in the Notes to the Unaudited Condensed Consolidated Financial Statements.
The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount paid by December 31, 2021 and the remaining 50% payable by December 31, 2022. We recorded $48.3 million of deferred payments of social security taxes as a liability in 2020, of which $24.2 million was paid out in the fourth quarter of 2021 and the remaining liabilities will be paid in the fourth quarter of 2022.
Common Stock Repurchase Program — On February 9, 2022, the Board of Directors approved a stock repurchase program pursuant to which we could repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from February 10, 2022. During the three months ended June 30, 2022, we repurchased 0.3 million shares of our common stock for $20.0 million. This repurchase program expired upon the repurchase of the fully authorized amount under the plan. On July 28, 2022, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months beginning August 2, 2022.

Facility Information
The following table sets forth the location of our operated and owned facilities by type as well as the number of beds and units located at operated and owned facilities as of June 30, 2022:

	TX	CA	AZ	UT	CO	WA	ID	NE	IA	SC	WI	NV	KS	Total
Number of operated facilities
Skilled nursing operations	65	50	29	18	14	13	11	4	4	4	2	1	—	215
Senior living operations	1	—	1	2	5	1	—	1	—	—	—	—	—	11
Campuses(1)	4	3	4	1	1	—	1	2	2	—	—	—	7	25
Number of operated beds/units
Operational skilled nursing beds	8,350	5,296	4,400	1,991	1,303	1,227	984	413	368	424	100	92	601	25,549
Senior living units	505	197	718	163	725	98	21	302	31	—	—	—	213	2,973

Number of owned and operated facilities
Skilled nursing properties	16	7	8	7	4	2	5	1	—	4	2	—	—	56
Senior living communities	1	—	—	—	3	—	—	1	—	—	—	—	—	5
Campuses(1)	2	1	3	—	—	—	—	—	—	—	—	—	4	10

Number of owned and operated beds/units
Owned skilled nursing beds	2,012	848	1,494	684	346	204	454	88	—	424	100	—	360	7,014
Owned Senior living units	439	42	315	—	461	—	—	263	—	—	—	—	129	1,649

Number of owned and not operated facilities
Senior living properties	6	2	1	—	—	—	—	—	—	—	19	1	—	29
(1) Campuses represent facilities that offer both skilled nursing and senior living services.

During the six months ended June 30, 2022, we expanded our operations and real estate portfolio through a combination of long-term leases and real estate purchases, with the addition of four stand-alone skilled nursing operations. Of these additions, Standard Bearer acquired the real estate of two of the stand-alone skilled nursing operations, which were leased back to Ensign affiliated entities. In addition, we added five senior living operations that were transferred from Pennant, three of which are part of campuses operated by our affiliated operating subsidiaries. These new operations added a total of 453 operational skilled nursing beds and 633 operational senior living units to be operated by our affiliated operating subsidiaries. We also invested in new ancillary services that are complementary to our existing businesses.
Subsequent to June 30, 2022, we expanded our operations through a combination of long-term leases and real estate purchases, with the addition of seven stand-alone skilled nursing operations and one campus operation. Of these additions, Standard Bearer acquired the real estate of three of these operations, which were leased back to Ensign affiliated entities. These new operations added 1,100 operational skilled nursing beds and 61 operational senior living units to be operated by our affiliated operating subsidiaries. In addition, we purchased the real estate of three skilled nursing properties which our affiliated operating subsidiaries already operated, further expanding our real estate portfolio.
For further discussion of our acquisitions, see Note 7, Standard Bearer and Note 9, Operation Expansions in the Notes to the Unaudited Condensed Consolidated Financial Statements.

Key Performance Indicators
We manage the fiscal aspects of our business by monitoring key performance indicators that affect our financial performance. Revenue associated with these metrics is generated based on contractually agreed-upon amounts or rate, excluding the estimates of variable consideration under the revenue recognition standard, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606. These indicators and their definitions include the following:
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

The following table summarizes our overall skilled mix from our skilled nursing services for the periods indicated as a percentage of our total skilled nursing routine revenue and as a percentage of total skilled nursing patient days:

	Three Months Ended June 30,		Six Months Ended June 30,
Skilled Mix:	2022	2021	2022	2021
Days	31.1%	30.9%	32.4%	32.6%
Revenue	50.9%	51.4%	52.6%	53.5%
Occupancy — We define occupancy derived from our skilled services as the ratio of actual patient days (one patient day equals one patient occupying one bed for one day) during any measurement period to the number of beds in facilities which are available for occupancy during the measurement period. The number of beds in a skilled nursing facility that are actually operational and available for occupancy may be less than the total official licensed bed capacity. This sometimes occurs due to the permanent dedication of bed space to alternative purposes, such as enhanced therapy treatment space or other desirable uses calculated to improve service offerings and/or operational efficiencies in a facility. In some cases, three- and four-bed wards have been reduced to two-bed rooms for resident comfort, and larger wards have been reduced to conform to changes in Medicare requirements. These beds are seldom expected to be placed back into service. We believe that reporting occupancy based on operational beds is consistent with industry practices and provides a more useful measure of actual occupancy performance from period to period.

The following table summarizes our overall occupancy statistics for skilled nursing operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Occupancy for skilled services:	2022	2021	2022	2021
Operational beds at end of period	25,549	24,486	25,549	24,486
Available patient days	2,321,233	2,200,536	4,606,279	4,322,632
Actual patient days	1,745,027	1,599,707	3,440,991	3,109,307
Occupancy percentage (based on operational beds)	75.2%	72.7%	74.7%	71.9%
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
Revenue Sources

The following table sets forth our total service revenue by payor source generated by our skilled services segment and other service revenue and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	Skilled Services		Other Service Revenue		Total Service Revenue
	2022	2021	2022	2021	2022	2021
Medicaid(1)	$287,827	$247,671	$6,301	$3,784	$294,128	$251,455
Medicare	190,494	170,008	—	—	190,494	170,008
Medicaid-skilled	49,763	42,740	—	—	49,763	42,740
Subtotal	528,084	460,419	6,301	3,784	534,385	464,203
Managed care	128,587	112,963	—	—	128,587	112,963
Private and other(2)	45,807	39,500	19,568	17,943	65,375	57,443
TOTAL SERVICE REVENUE	$702,478	$612,882	$25,869	$21,727	$728,347	$634,609

	Three Months Ended June 30,
	Skilled Services		Other Service Revenue		Total Service Revenue
	2022	2021	2022	2021	2022	2021
Medicaid(1)	41.0%	40.4%	24.4%	17.4%	40.4%	39.6%
Medicare	27.1	27.7	—	—	26.2	26.8
Medicaid-skilled	7.1	7.0	—	—	6.8	6.7
Subtotal	75.2	75.1	24.4	17.4	73.4	73.1
Managed care	18.3	18.4	—	—	17.7	17.8
Private and other(2)	6.5	6.5	75.6	82.6	8.9	9.1
TOTAL SERVICE REVENUE	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1) Medicaid payor includes revenue generated from senior living operations and revenue related to FMAP.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services.

	Six Months Ended June 30,
	Skilled Services		Other		Total Service Revenue
	2022	2021	2022	2021	2022	2021
Medicaid(1)	$549,414	$475,412	$11,062	$7,401	$560,476	$482,813
Medicare	398,905	360,311	—	—	398,905	360,311
Medicaid-skilled	95,712	82,733	—	—	95,712	82,733
Subtotal	1,044,031	918,456	11,062	7,401	1,055,093	925,857
Managed care	256,373	221,308	—	—	256,373	221,308
Private and other(2)	88,845	74,154	37,192	36,566	126,037	110,720
TOTAL SERVICE REVENUE	$1,389,249	$1,213,918	$48,254	$43,967	$1,437,503	$1,257,885

	Six Months Ended June 30,
	Skilled Services		Other		Total Service Revenue
	2022	2021	2022	2021	2022	2021
Medicaid(1)	39.5%	39.2%	22.9%	16.8%	39.0%	38.4%
Medicare	28.7	29.7	—	—	27.7	28.6
Medicaid-skilled	6.9	6.8	—	—	6.7	6.6
Subtotal	75.1	75.7	22.9	16.8	73.4	73.6
Managed care	18.5	18.2	—	—	17.8	17.6
Private and other(2)	6.4	6.1	77.1	83.2	8.8	8.8
TOTAL SERVICE REVENUE	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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

We are participating in supplemental payment programs in various states that provide supplemental Medicaid payments for skilled nursing facilities that are licensed to non-state government-owned entities such as city and county hospital districts. Numerous operating subsidiaries entered into transactions with various hospital districts providing for the transfer of the licenses for those skilled nursing facilities to the hospital districts. Each affected operating subsidiary agreement between the hospital district and our subsidiary is terminable by either party to fully restore the prior license status.
Standard Bearer
We generate rental revenue primarily by leasing post-acute care properties we acquired to healthcare operators under triple-net lease arrangements, whereby the tenant is solely responsible for the costs related to the property, including property taxes, insurance, and maintenance and repair costs, subject to certain exceptions. As of June 30, 2022, our real estate portfolio within Standard Bearer is comprised of 95 real estate properties. Of these properties, 67 are leased to affiliated skilled nursing facilities wholly-owned and managed by us and 29 are leased to senior living operations wholly-owned and managed by Pennant. Of the 29 real estate operations leased to Pennant, one senior living operation is located on the same real estate property as a skilled nursing facility that we own and operate. During the three and six months ended June 30, 2022, we generated rental revenues of $17.6 million and $34.8 million, respectively, of which $13.9 million and $27.3 million, respectively, was derived from affiliated wholly-owned healthcare operators, and therefore eliminated in consolidation.

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

GOVERNMENT REGULATION
General
Healthcare is an area of extensive and frequent regulatory change. Changes in the law or new interpretations of existing laws may have a significant impact on revenue, costs and business operations. Our independent operating subsidiaries that provide healthcare services are subject to federal, state and local laws relating to, among other things, licensure, quality and adequacy of care, physical plant requirements, life safety, personnel and operating policies. In addition, these same subsidiaries are subject to federal and state laws that govern billing and reimbursement, relationships with vendors, business relationships with physicians, and workplace protection for healthcare staff. Such laws include the Anti-Kickback Statute (AKS), the federal False Claims Act (FCA), the Stark Law, the Health Care Emergency Temporary Standard, and state corporate practice of medicine statutes.
Governmental and other authorities periodically inspect the skilled nursing facilities (SNFs), senior living facilities and outpatient rehabilitation agencies of our independent operating subsidiaries to verify continued compliance with applicable regulations and standards. The operations must pass these inspections to remain licensed under state laws and to comply with Medicare and Medicaid provider agreements. The operations can only participate in these third-party payment programs if inspections by regulatory authorities reveal that the operations are in substantial compliance with applicable state and federal requirements. In the ordinary course of business, federal or state regulatory authorities may issue notices to the operations alleging deficiencies in certain regulatory practices. These statements of deficiency may require corrective action to regain and maintain compliance. In some cases, federal or state regulators may impose other remedies including imposition of civil monetary penalties, temporary payment bans, loss of certification as a provider in the Medicare or Medicaid program, or revocation of a state operating license.
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
Temporary suspension of certain patient coverage criteria and documentation and care requirements - The Coronavirus Aid, Relief, and Economic Security Act of 2020 (the CARES Act) and a series of temporary waivers and guidance issued by CMS suspended various Medicare patient coverage criteria to ensure patients continue to have adequate access to care, notwithstanding the burdens placed on healthcare providers as related to the COVID-19 pandemic. Many of these regulatory waivers were issued pursuant to Section 1135 of the Social Security Act, which authorizes the HHS Secretary to temporarily waive or modify Medicare and Medicaid requirements for affected health care providers and facilities following the declaration of a PHE (Section 1135 Waivers). HHS also waived requirements specific to SNFs pursuant to its authority under Section 1812(f) of the Social Security Act (Section 1812(f) Waiver, and together with the Section 1135 Waivers, the Emergency Waivers).

Pursuant to the Emergency Waivers, CMS also authorized temporary waivers on medical review requirements, effective March 1, 2020. In addition, in March of 2020, CMS also downgraded the priority for scheduled program audits and contract-level Risk Adjustment Data Validation audits for Medicare Advantage organizations, Part D sponsors, Medicare-Medicaid Plans, and Programs of All-Inclusive Care for the Elderly organizations. Reducing the priority of those standard or scheduled audit activities allows providers, CMS and other organizations to focus on patient care, including directing audit activities toward infection control. CMS stated that this reprioritization of its audit activities would be time-limited and it would announce when normal activities would resume after the end of the PHE.
Beginning on May 7, 2021, CMS started to end certain Emergency Waivers related to the COVID-19 pandemic, beginning with waivers regarding data reporting and resident grouping, transfer, and discharge. On April 7, 2022, CMS announced the expiration of additional Emergency Waivers in place for SNF and LTC facilities, with other Emergency Waivers for other residential facilities other than hospitals and critical access hospitals, that expired on June 6, 2022.
The first group of seven (7) Emergency Waivers that expired on May 7, 2022 were: (1) waiver of the requirement that residents participate in-person during resident groups; (2) physicians’ ability to delegate tasks that otherwise would need to be personally performed by a physician within a SNF; (3) waiver of the requirement for physicians to make personal visits to patients, which the Emergency Waivers allow physicians to delegate to other clinicians; (4) waiver of the requirement for physicians and non-physician providers to conduct in-person visits to nursing home residents (and allowing those visits to be made via telemedicine as appropriate); (5) reducing LTC facilities’ requirements to develop, implement and maintain a Quality Assurance and Performance Improvement (QAPI) program that satisfies federal standards; (6) waiver of LTC facilities’ obligation to participate in discharge planning for residents ending their care at the facility; and (7) waiver of the requirement for LTC facilities to provide residents with a copy of their records within two working days of a resident’s request for those records.
The Emergency Waivers that expired on June 6, 2022 were: (1) waivers of SNF physical environment conditions for temporary use facilities (including COVID-19 treatment locations) and use of interior or non-residential space within a SNF to accommodate residents; (2) waivers of requirements for timely preventative maintenance for certain equipment, including dialysis equipment; (3) the waiver of inspection, testing and maintenance for the facilities and medical equipment used within ICFs and SNFs; (4) the waiver of inspection, testing, and maintenance for compliance with applicable life safety codes and health care facility codes for intermediate care facilities (ICFs) and SNFs; (5) the waiver of CMS’s requirement for ICFs and SNFs to have an exterior door or window in every room used for sleeping; (6) life safety code waivers of quarterly fire drills and allowing SNFs to erect temporary walls and barriers between patients; (7) waiving CMS’s minimum training requirements for paid feeding assistants in LTC facilities; (8) CMS’s waiver of its requirement for nurse aides within SNFs to receive at least 12 hours of annual in-service training; and (9) the waiver of an SNF’s normal obligation not to employ any nursing aid longer than 4 months if he or she does not satisfy federal training and certification requirements.
Select Emergency Waivers, including the three-day inpatient hospital qualifying stay, remain in effect. As patients qualify for skill-in-place for Medicare Part A stays, we could see a decrease in LTC Medicare Part B programs. There may be additional or other Emergency Waivers that will be terminated or allowed to expire, though; this expiration may occur quickly and with little public notice. Due to the prevalence of waves of COVID-19 variants in 2021 and continuing into 2022, it is unclear when the remaining Emergency Waivers will expire, or whether previously expired Emergency Waivers will be reinstated, as CMS has not announced the expiration of additional Emergency Waivers since its April 7, 2022 memorandum.

Examples of the Emergency Waivers still in effect as of July 1, 2022 include, but are not limited to the following: (1) approving temporary transfer, discharge, and cohorting of patients to ensure that facilities can separate COVID-19 negative patients from those that are positive for or have been exposed to the virus; (2) allowing SNFs to provide a skill-in-place program for Medicare beneficiaries who are residents of the SNFs that meet the skill-in-place criteria, foregoing the usual three-day qualifying hospital stay; (3) waiving the requirement for LTC facilities' directors of food and nutrition services to have specified higher education or other credentials in the areas of food service and management and safety; and (4) temporarily waiving certain documentation and reporting requirements regarding patient admission, transfer, and discharge (e.g., Patients Over Paperwork). Some States have also waived regulations to ease regulatory burdens on the healthcare industries. It remains uncertain when federal and state regulators will resume enforcement of those regulations, which remain waived or are otherwise not being enforced during the PHE. We believe these regulatory actions could contribute to changes in skilled mix, which may have been different without the existence of the Emergency Waivers.
Resuming visitation and resident rights — CMS has issued guidance to facilities throughout the PHE regarding patients’ rights to visitation. While the CMS guidance issued in March 2020 directed facilities to severely restrict visitation, CMS has subsequently provided guidance through the course of the pandemic (and most recently updated on March 10, 2022) that broadens visitation and provides guidance on visitation procedures.
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
On August 18, 2021, the Administration announced that CMS was developing an emergency regulation requiring all workers within Medicare and Medicaid-participating nursing homes to be vaccinated against COVID-19 as a condition of participation in the Medicare and Medicaid programs. The Administration expanded the scope of this forthcoming emergency regulation on September 9, 2021, and on the same day the Administration announced that OSHA would introduce an emergency temporary standard (ETS) requiring employers with more than 100 employees to mandate that its employees be fully vaccinated against COVID-19 or submit to weekly testing for the virus. Both CMS’s interim final rule (IFR) and OSHA’s ETS for vaccination were challenged in court and halted from enforcement in certain states.
On November 5, 2021, CMS issued the Omnibus COVID-19 Health Care Staff Vaccination IFR, requiring all eligible staff in certain Medicare and Medicaid participating health facilities to complete their one- or two-injection vaccination sequences by or before January 13, 2022. CMS's enforcement of this IFR was temporarily blocked in certain states pending appeal to the United States Supreme Court. By January 20, 2022, decisions of the United States Supreme Court and other courts affirmed CMS’s authority to enforce the IFR in all states, with the last among them, Texas, subject to a deadline of March 21, 2022 for full compliance with the IFR’s vaccination requirements. Additionally, facilities must test any staff or resident, regardless of vaccination status, who has signs or symptoms of COVID-19. In the event of a COVID-19 outbreak in the facility, all staff and residents must be tested at regular intervals until repeat testing identifies no new cases of COVID-19 infection among staff or residents for a 14-day period. Additional guidance may be issued in connection with this IFR. In addition to CMS's testing mandates, some states have imposed additional testing requirements for residents and staff, or are enforcing testing mandates under existing or expanded workplace safety regulations.

In addition to the IFR mandating vaccinations for health facility workers, several states where our independent operating facilities are located have issued vaccine mandates that apply to facility staff. These vaccine mandates are largely aligned with the Omnibus COVID-19 Health Care Staff Vaccination IFR. California issued an order on August 5, 2021 (and expanded on September 28, 2021), requiring adult care facilities and direct care workers to be vaccinated as well, and for all affected workers to be fully vaccinated by November 30, 2021. On February 22, 2022, California's Department of Public Health updated its directive to allow workers who had completed their primary vaccination series and contracted COVID-19 since becoming fully vaccinated to defer the receipt of a vaccine booster dose by up to 90 days after infection with COVID-19; otherwise, booster vaccine doses were required to be completed by March 1, 2022.
Reporting requirements — Effective May 8, 2020, CMS published an IFR requiring SNFs to report information related to COVID-19 cases among facility residents and staff directly to the CDC National Health Safety Network no less than weekly; the reported information is made publicly available on a dedicated website. In addition, SNFs are required to inform residents, their families and representatives of confirmed or suspected COVID-19 cases in their facilities. This resident/family/representative notification is required to take place by 5:00 p.m. (local time) the next calendar day following the occurrence of: (1) a single confirmed infection of COVID-19, or (2) three or more residents or staff with new-onset of respiratory symptoms that occur within 72 hours of one another.
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
Survey Activity and Enforcement — On March 20, 2020, CMS announced the initiation of focused infection control surveys intended to assess LTC facility compliance with infection control requirements in connection with the COVID-19 pandemic. CMS prioritized infection control surveys over annual recertification and complaint surveys at the non-immediate jeopardy level, confirming its commitment to infection prevention and control in the skilled nursing industry. Effective August 17, 2020, CMS provided guidance authorizing resumption of traditional survey activity. On June 1, 2020 (and updated in January 2021), CMS introduced an enhanced enforcement program with respect to infection control deficiencies. The program contemplates more significant remedies against facilities with a prior history of infection control deficiencies and imposes more stringent penalties with deficiencies identified at a higher scope and severity. In February of 2022, CMS updated this tool to refocus its attention toward the traditional survey process while preventing the spread of COVID-19 variants, considering the IFR, and amending prior guidance to reflect patients and residents’ rights to receive visitors. The spectrum of remedies available to CMS for imposition on SNFs in connection with this enhancement includes increased monetary fines, shortened time periods to return to compliance, and other administrative penalties.
Medicare
Medicare presently accounts for approximately 28.7% of our skilled nursing services revenue year-to-date, being our second-largest payor. The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past, and could in the future, result in substantial reductions in our revenue and operating margins.

Patient-Driven Payment Model (PDPM)
The Skilled Nursing Facility Prospective Payment System (SNF PPS) Rule became effective October 1, 2019. The SNF PPS Rule includes a new case-mix model that focuses on the patient’s condition (clinically relevant factors) and resulting care needs, rather than on the volume of care provided, to determine Medicare reimbursement. The case mix-model is called the Patient-Driven Payment Model (PDPM), which utilizes clinically relevant factors for determining Medicare payment by using International Classification of Diseases, Tenth Revision diagnosis codes and other patient characteristics as the basis for patient classification. PDPM utilizes five case-mix adjusted payment components: physician therapy, occupational therapy, speech language pathology, nursing and social services and non-therapy ancillary services. It also uses a sixth non-case mix component to cover utilization of SNFs' resources that do not vary depending on resident characteristics.
PDPM replaces the existing case-mix classification methodology, Resource Utilization Groups, Version IV. The structure of PDPM moves Medicare towards a more value-based, unified post-acute care payment system. For example, PDPM adjusts Medicare payments based on each aspect of a resident’s care, thereby more accurately addressing costs associated with medically complex patients. PDPM also removes therapy minutes as the basis for therapy payment. Finally, PDPM adjusts the SNFs' per diem payments to reflect varying costs throughout the stay, through the physician therapy, occupational therapy and non-therapy ancillary services components.
In addition, PDPM is intended to reduce paperwork requirements for performing patient assessments. Under the SNF PPS PDPM system, the payment to SNFs and nursing homes is based heavily on the patient’s condition rather than the specific services provided by each SNF. On August 4, 2021, CMS published the SNF PPS final rule for fiscal year 2022, which included a 1.2% net market basket increase in payment to SNFs, and reduced the negative impact of readmissions for providers with more than 25 stays by returning 60% of the 2% withheld by CMS regardless of that provider’s performance measures. Providers with lower volume and fewer than 25 stays will not have any adjustments made to their payment.
Skilled Nursing Facility - Quality Reporting Program (SNF QRP)
The Improving Medicare Post-Acute Care Transformation Act of 2014 (IMPACT Act) imposed new data reporting requirements for certain Post-Acute-Care (PAC) providers. The IMPACT Act requires that each SNF submit their quality measures data. Beginning with fiscal year 2018, and each subsequent year, if a SNF does not submit required quality data, their payment rates are reduced by 2.0% for each such fiscal year. Application of the 2.0% reduction may result in payment rates for a fiscal year being less than the preceding fiscal year. In addition, reporting-based reductions to the market basket increase factor will not be cumulative; they will only apply for the fiscal year involved. A SNF's MAC will issue the facility a notice of non-compliance if it does not satisfy its Quality Reporting Program reporting requirements.
Updated performance measures mandated for the SNF QRP for fiscal year 2020 were established in the final SNF PPS rule adopted on August 8, 2019 (fiscal year 2020 SNF PPS Rule). The final rule continues implementation of the SNF QRP measures to improve program interoperability, operational quality and safety. Specifically, the rule adopts a number of standardized patient assessment data elements. The SNF QRP applies to freestanding SNFs, SNFs affiliated with acute care facilities, and all non-critical access hospital swing-bed rural hospitals. The additional data elements adopted in the 2020 SNF PPS Rule were retained through the 2022 SNF PPS Rule, although the collection and reporting of this data to CMS is delayed for at least two full fiscal years after the end of the PHE.
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
Beginning in March 2020, due to the COVID-19 pandemic, CMS issued a temporary suspension of SNF QRP reporting requirements effective until June 30, 2020. This effectively gave SNFs discretion as to whether to report data from the fourth quarter (October 1, 2019 – December 31, 2019), and removed reporting requirements entirely for the first and second quarters of 2020 (January 1, 2020 – June 30, 2020). SNFs were required to resume timely quality data collection and submission of measure and patient assessment data effective June 30, 2020. In January 2022, SNF ratings based on the resumed data reporting were recalculated for publication on the SNF Care Compare website. SNF Care Compare website ratings based on SNF QRP data reporting were refreshed in April 2022.

In July of 2022, CMS announced revisions to calculating its five-star ratings for the Nursing Home Compare website. Under this new calculation, points are assigned to a SNF based on its performance across six measures: (1) case-mix adjusted total nurse staffing levels (including registered nurses, licensed practical nurses, and nursing aides), measured by hours per resident per day; (2) case-mix adjusted registered nurse staffing levels, measured by hours per resident per day; (3) case-mix adjusted total nurse staffing levels (including registered nurses, licensed practical nurses, and nursing aides), measured by hours per resident day on the weekend; (4) total nurse turnover, defined as the percentage of nursing staff that left the nursing home over a 12-month period; (5) registered nurse turnover, defined as the percentage of registered nursing staff that left the nursing home over a 12-month period; and (6) administrator turnover, defined as the percentage of administrators that left the nursing home over a 12-month period. These six measures will be measured on a quarterly basis.
Staff measurements are scored based on the points assigned to these six measures. For case-mix adjusted total nurse staffing and case-mix adjusted registered nurse staffing, each measure is scored on a 100-point scale in 10-point increments. For case-mix adjusted total nurse staffing on weekends, total nurse turnover, and total registered nurse turnover, each measure is scored on a 50-point scale in five-point increments. The measure of administrator turnover is measured on a 30-point scale, with points assigned based on the number of administrator departures during the measurement period. The result of these staffing measures will affect a SNF’s total five-star score reported on the Nursing Home Compare website. These changes are in addition to those previously announced in the January 2022 and April 2022 revisions, and began with the July 2022 refresh of the Nursing Home Compare website.
On July 29, 2022, CMS announced the adoption of a process measure for influenza vaccination coverage among healthcare personnel within SNFs. This measure will be determined by the percentage of SNF healthcare personnel who receive an influence vaccine any time from when it first became available through March 31 of the following year. SNFs will begin submitting this data to CMS through the CDC National Healthcare Safety Network beginning on October 1, 2022 through March 31, 2023.
Additionally, CMS revised certain SNF data reporting requirements, including the transfer of health information measures and certain patient assessment data elements, including ethnicity, preferred language, health literacy, and social isolation, until October 1, 2023.
Medicare Annual Payment Rule
CMS is required to calculate an annual Medicare market-basket update to the payment rates. On July 31, 2020, CMS issued a final rule for fiscal year 2021 that updates the Medicare payment rates and the quality programs for SNFs. Under the final rule, effective October 1, 2020, the aggregate payments to SNFs increased by 2.2% for fiscal year 2021, compared to fiscal year 2020. This estimated increase is attributable to a 2.2% market basket increase factor.
On July 29, 2021, CMS issued a final rule for fiscal year 2022 that updates the Medicare payment rates and the quality programs for SNFs. Under the final rule, effective October 1, 2021, the aggregate net market basket rate increased by 1.2% for fiscal year 2022, compared to fiscal year 2021. This increase is attributable to a 2.7% market basket increase factor with a 0.8% point reduction for forecast error adjustment and a 0.7% point reduction for multifactor productivity adjustment.
On July 29, 2022, CMS issued a final rule for fiscal year 2023 that updates the Medicare payment rates to aggregate net market basket increased by 2.7%. The increase is resulted from the 5.1% update to the payment rates, which is based on a 3.9% market basket increase plus a 1.5% point market basket error adjustment and less a 0.3% point productivity adjustment as well as a negative 2.3% as a result of the recalibrated parity adjustment. The recalibrated parity adjustment is being phased in over two years.
Sequestration of Medicare Rates

The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called a sequestration. Medicare FFS claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2.0% reduction in Medicare payments. All Medicare rate payments and settlements have incurred this mandatory reduction and will continue to be in place through at least 2023, unless Congress takes further action. In response to COVID-19, the CARES Act temporarily suspended the automatic 2.0% reduction of Medicare claim reimbursements for the period of May 1, 2020 through December 31, 2020. On December 27, 2020, the Consolidated Appropriations Act further suspended the 2.0% payment adjustment through March 31, 2021. On April 14, 2021, Congress extended the suspension of the 2.0% payment adjustment through December 31, 2021. On December 10, 2021, President Biden signed into law a bill to postpone the 2.0% payment adjustment through April 1, 2022; from April 1, 2022 through June 30, 2022, the 2.0% payment adjustment is reduced from 2.0% to 1.0%. To pay for the change, Congress would increase the sequester cuts by one year to fiscal year 2030.

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

On February 28, 2022, the Administration published a fact sheet stating its priorities for making changes to senior care, including potential changes to regulations affecting LTCs and SNFs. The SNF-VBP Program was identified as an area for change, with staffing levels, retention and resident experience affecting reimbursement. Following studies by CMS, proposed rules that may affect the SNF-VBP Program are expected by early 2023, with final rules to follow after a notice-and-comment period.

On July 29, 2022 final rule, CMS released the final rule electing to not apply the SNF 30-Day All-Cause Readmission Measure (SNFRM) as part of performance scoring for fiscal year 2023. CMS will still publicly report the SNFRM, but it will not affect SNF payment. The final rule for the fiscal year 2023 SNF PPS also provided for SNF-VBP program expansion beyond the use of its single, all-cause hospital readmission measure to determine payment, with the inclusion of measures in fiscal year 2026 for SNF healthcare associated infections requiring hospitalization (SNF HAI) and total nursing hours per resident day measures, and in fiscal year 2027 the discharge to community -post acute care measure for SNFs, which assesses the right of successful discharges to community from a SNF setting.
Part B Rehabilitation Requirements

Some of our revenue is paid by the Medicare Part B program under a fee schedule. Part B services are limited with a payment cap by combined speech-language pathology services (SLP), physical therapy (PT) services, and a separate annual cap for occupational therapy (OT) services. These caps were implemented under the authority of the Balanced Budget Amendments of 1997. These amounts were previously associated with the financial limitation amounts. The Bipartisan Budget Act of 2018 (BBA) repealed those caps while retaining and adding additional limitations to ensure appropriate therapy services. This policy does not limit the amount of medically necessary Medicare Part B therapy services a beneficiary may receive. The BBA establishes coding modifier requirements to obtain payments beyond the updated KX modifier thresholds, discussed below, and reaffirms the specific $3,000 claim audit threshold requirements for the Medicare Administrative Contractors. For PT and SLP combined the threshold for coding modifier requirements is $2,110 for 2021, compared to $2,080 for 2020. The KX Modifier threshold is set at $2,150 for CY 2022 with the same threshold for OT services.
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

On December 1, 2020, CMS issued the calendar year 2021 Physician Fee Schedule (PFS) Final Rule, which reduced the conversion factor (i.e. the number by which CMS determine all current procedural terminology code payments) by 10.2%. These changes lowered the reimbursement rate for therapy Medicare Part B specialty providers by 9% for PT and OT and by 6% for SLP codes. These reductions were mitigated by the Consolidated Appropriations Act of 2021 (CAA, also referred to as The Omnibus Appropriations Law), which was signed into law on December 27, 2020. The CAA includes three components relevant to the Medicare Part B PFS. First, the CAA incorporates a rate relief of approximately 3.75% for fiscal year 2021. Additionally, the CAA incorporates a freeze to the payment for the physician add-on code for three years which would effectively create relief on the initial cuts through 2023. Finally, the relief calls for the 2% sequester to not be applied to the Medicare Part B program for the first quarter of 2021. CMS incorporated the first and second components of the CAA relief into the fiscal year 2021 PFS files which were published on January 5, 2021. While the 2021 PFS Final Rule reduced the fiscal year 2021 factor to $32.4085 (calendar year conversion factor was $36.0896), the CAA restored part of the reductions resulting in the final fiscal year 2021 conversion factor of $34.8931. This conversion factor rate does not include the 2% sequester which was suspended until April 1, 2022 and then was implemented as a 1% sequestration until June 30, 2022.
On November 19, 2021, CMS published the 2022 PFS, which required the use of new modifiers (the CO modifier) to identify and make payments at 85% of the otherwise applicable Part B payment amount for PT and OT services furnished in whole, or in part by PT and OT assistants. On December 10, 2021, President Biden signed the Protecting Medicare and American Farmers from Sequester Cuts Act into law, which restored funding for Medicare payments that was removed in the 2022 PFS. Following passage of this law, CMS announced payment changes to the 2022 PFS on December 16, 2021, which resulted in Medicare payments not being reduced from January 1, 2022 through March 31, 2022. Thereafter, FFS Medicare payments were adjusted by 1% from April 1, 2022 through June 30, 2022, and further adjusted by a total of 2% from July 1, 2022 through December 31, 2022. Under the recalculated 2022 PFS announced by CMS in December of 2021, the applicable conversion factor was reduced from the 2021 conversion factor of $34.8931 by 0.82% to $34.6062, a smaller reduction than the those found in the proposed rule or 2022 PFS.
On July 7, 2022, CMS issued a proposed rule for the calendar year 2023 PFS that would result in calendar year 2022’s 3% increase in physician fee schedule payments expiring for calendar year 2023. As a result, the proposed calendar year 2023 PFS conversion factor is $33.08, a decrease of $1.53 from the calendar year 2022 PFS conversion factor of $34.6062. A final rule setting the calendar year 2023 physician fee schedule is expected in the second half of 2022.
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
On May 27, 2020, pursuant to its authority under the Emergency Waivers, CMS added physical therapy, occupational therapy and speech-language pathology to list of approved telehealth Providers for the Medicare Part B programs provided by a SNF. Subsequently, the calendar year 2021 and 2022 PFS Final Rules added certain of these PT and OT services to the list of Medicare telehealth services on a temporary basis through at least the end of calendar year 2023. On December 31, 2020, CMS announced its 2021 update to the list of codes that describe Medicare Part B outpatient therapy services, making permanent existing and new codes introduced during the COVID-19 PHE for use under PT, OT, or SLP, including several telehealth codes as “sometimes therapy,” to permit physicians and certain non-physician practitioners to render these services outside a therapy plan of care when appropriate. “Sometimes therapy” codes will not have the MPPR applied. On November 19, 2021, CMS expanded these “sometimes therapy” codes further for the 2022 PFS, including five new codes for remote therapeutic monitoring treatment, which are broader than pre-existing monitoring codes and include measuring and evaluating adherence and response to medication and therapy. The PHE Waivers allow therapists to bill Telehealth therapy services up to the latter of, the end of calendar year 2023 or the end of the PHE.
Pursuant to the Emergency Waivers, CMS allowed for the facility to bill an originating site fee to CMS for telehealth services provided to Medicare Part B beneficiary residents of the facility when the services were provided by a physician from an alternate location, effective March 6, 2020 and ending on May 7, 2022. This Emergency Waiver for telehealth services was included within the Emergency Waivers CMS announced it was terminating within 30 days from April 7, 2022. Our Facilities have thus ceased using these telemedicine Emergency Waivers upon their termination.
On July 7, 2022, CMS proposed the calendar year 2023 Physician Fee Schedule to include a 4.4% negative adjustment to the conversion fact or in addition to the 1% negative base rate for an aggregate negative adjustment of 5.4%.

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
These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past, and could in the future, result in substantial reductions in our revenue and operating margins. For a discussion of historic adjustments and recent changes to the Medicare program and related reimbursement rates, see Part I, Item 1A Risk Factors under the headings Risks Related to Our Business and Industry.
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
Requirements of Participation
CMS has requirements that providers, including SNFs and other LTC facilities must meet in order to participate in the Medicare and Medicaid Programs. Some requirements can be burdensome and costly, and in recent years, CMS has modified these requirements. For example, beginning in 2016, SNFs were required to comply with emergency preparedness requirements, which requirements have since been strengthened via promulgation of additional rules.

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
On June 29, 2022, CMS announced updated guidance for Phase 2 and 3 of the Requirements of Participation. These updates concern nursing home resident health and safety. CMS distributed these updates to surveyors and state agencies in order to enhance responses to resident complaints and reported incidents. This updated guidance arises directly from President Biden’s March 2022 State of the Union Address and accompanying fact sheet regarding nursing home areas of study and potential change. The guidance focuses on the following topics: (1) resident abuse and neglect (including reporting of abuse); (2) admission, transfer, and discharge; (3) mental health and substance abuse disorders; (4) nurse staffing and reporting of payrolls to evaluate staffing sufficiency; (5) residents’ rights (including visitation); (6) potential inaccurate diagnoses or assessments; (7) prescription and use of pharmaceuticals; (8) infection control and prevention; (9) arbitration of disputes between facilities and residents; (10) psychosocial outcomes and their severity; and (11) the timeliness and completion of state investigations to improve consistency in standards among various states.

On July 29, 2022, CMS updated the Medicare Requirements of Participation for LTC facilities, which includes the physical environment requirements to allow facilities to avoid unnecessary renovation expenses that could cause the closure of LTC facilities due to their expense; specifically, CMS is grandfathering certain facilities and will allow LTC facilities that were participating in Medicare before July 5, 2016 and that previously used the Fire Safety Evaluation System (FSES) to continue using the 2001 FSES mandatory values when determining compliance with applicable standards. In addition, CMS updated the Requirements of Participation to include revising existing qualification requirements for directors of food and nutrition services in LTC facilities, grandfathering directors with two or more years of experience and certain minimum training in food safety so that they may continue in that role without obtaining specific educational and certification requirements.

Civil and Criminal Fraud and Abuse Laws and Enforcement
Various complex federal and state laws exist which govern a wide array of referrals, relationships and arrangements, and prohibit fraud by healthcare providers. Governmental agencies are devoting increasing attention and resources to such anti-fraud efforts. The Health Insurance Portability and Accountability Act of 1996 (HIPAA), and the Balanced Budget Act of 1997 expanded the penalties for healthcare fraud. Additionally, in connection with our involvement with federal healthcare reimbursement programs, the government or those acting on its behalf may bring an action under the FCA, alleging that a healthcare provider has defrauded the government by submitting a claim for items or services not rendered as claimed, which may include coding errors, billing for services not provided, and submitting false or erroneous cost reports. The Fraud Enforcement and Recovery Act of 2009 (FERA) expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. The FCA clarifies that if an item or service is provided in violation of the AKS, the claim submitted for those items or services is a false claim that may be prosecuted under the FCA as a false claim. Civil monetary penalties under the FCA range from approximately $11 thousand to $23 thousand per violation and are adjusted annually for inflation. Under the qui tam or “whistleblower” provisions of the FCA, a private individual with knowledge of fraud may bring a claim on behalf of the federal government and receive a percentage of the federal government’s recovery. Due to these whistleblower incentives, lawsuits have become more frequent. Many states also have a false claim prohibition that mirrors or closely tracks the federal FCA. Federal law also provides that the OIG has the authority to exclude individuals and entities from federally funded health care programs on a number of grounds, including, but not limited to, certain types of criminal offenses, licensure revocations or suspensions, and exclusion from state or other federal healthcare programs. CMS can recover overpayments from health care providers up to five years following the year in which payment was made. On February 28, 2022, the Administration published a fact sheet regarding nursing home care, which identified the Administration’s priorities of further funding for SNF and LTC facility inspections, enhancing civil penalties on poor-performing facilities and increasing the scrutiny of companies that operate more than one facility. Proposed rules based on these directives and studies are expected by early 2023, with final rules to follow after a notice-and-comment period.
In November 2019, the OIG released a report of its investigation into overpayments to hospitals that did not comply with Medicare’s post-acute-care transfer policy. Hospitals violating this policy transferred patients to certain post-acute-care settings, such as SNFs, but claimed the higher reimbursements associated with discharges to homes. A similar OIG audit report, released in February 2019, focused on improper payments for SNF services when the Medicare three-day inpatient hospital stay requirement was not met. In 2021, the OIG released the result of an audit finding that Medicare overpaid millions of dollars of chronic care management (CCM) services. The OIG's 2021 report found that in calendar years 2017 and 2018, Medicare overpaid millions of dollars in CCM claims. These investigatory actions by OIG demonstrate its increased scrutiny into post-hospital SNF care provided to beneficiaries and may encourage additional oversight or stricter compliance standards.
On numerous occasions, CMS has indicated its intent to vigilantly monitor overall payments to SNFs, paying particular attention to facilities that have high reimbursements for ultra-high therapy, therapy resource utilization groups with higher activities of daily living scores, and long average lengths of stay. The OIG recognizes that there is a strong financial incentive for facilities to bill for higher levels of therapies, even when not needed by patients. We cannot predict the extent to which the OIG's recommendations to CMS will be implemented and, what effect, if any, such proposals would have on us. Our business model, like those of some other for-profit operators, is based in part on seeking out higher-acuity patients whom we believe are generally more profitable, and over time our overall patient mix has consistently shifted to higher-acuity in most facilities we operate. We also use specialized care-delivery software that assists our caregivers in more accurately capturing and recording services in order to, among other things, increase reimbursement to levels appropriate for the care actually delivered. These efforts may place us under greater scrutiny with the OIG, CMS, our fiscal intermediaries, recovery audit contractors and others.

Federal Healthcare Reform
Five-Star Quality Reporting Metrics - In 2015, CMS released a final rule addressing, among other things, implementation of certain provisions of Medicare Access and CHIP Reauthorization Act of 2015, which changed the way Medicare-participating providers are paid by implementing the Quality Payment Program (QPP). QPP created new paths for payment based on the Merit-based Incentive Payment System (MIPS) or the use of Alternative Payment Models (APM), which relied on quality data CMS gathered and evaluated using the Five-Star Quality Rating system, which includes a rating of one to five in various categories. These categories include (but are not limited to) the results of surveys conducted by state inspectors, other health inspection outcomes, staffing, spending, readmissions, and stay durations; the data collected and its weighting in determining a rating on a scale of one to five stars is subject to periodic and ongoing revision, re-balancing, and adjustment by CMS to reflect market conditions and CMS’s priorities in patient care. Since 2020, CMS’s measurement of the data reported by providers, including SNFs, has become more competitive and resulted in a reduction of four- and five-star rankings available under CMS’s Five-Star Quality Rating system.
Beginning in January 2020, CMS began displaying the ratings under this Five-Star Quality reporting system for nursing homes on its consumer-based Nursing Home Compare website. CMS also displays a consumer alert icon next to nursing homes that have been cited for incidents of abuse, neglect, or exploitation on the Nursing Home Compare website, which is updated monthly with CMS’s refresh of survey inspection results on that website.
In 2020, in response to the COVID-19 pandemic, CMS temporarily froze SNF Quality Reporting Program data, including data in the staffing and health inspection domains, on the Nursing Home Compare website to account for the then-suspended reporting and inspection obligations. After suspending inspections in early 2020, CMS announced a new and targeted inspection plan in August 2020 to focus on urgent patient safety threats and infection control, which affected the number of nursing homes inspected and the substance of those inspections. These safety inspections collected different information than traditional surveys, and as a result these survey results were not incorporated in CMS’s Five-Star Quality ratings for SNFs from March through December 2020. CMS resumed calculating nursing homes’ s health inspection ratings on January 27, 2021 and has continued to include this measure in subsequent updates.
Similarly, although staff reporting requirements were waived for the first and second quarters of 2020, this waiver ended on June 25, 2020. Thereafter, SNFs were required to report staffing data to CMS, which was incorporated into CMS’s Five-Star Quality rating beginning in January 2021. The January 2021 Five-Star Quality rating calculation reflected SNF-provided quarterly updates of most quality measures for the period between June 2019 and June 2020, reflecting the time period in which the normal reporting and inspection obligations were frozen due to COVID-19. CMS’s refreshes of the Nursing Home Compare website since January of 2021 have included these quality measures, and other new measures as discussed within this Government Regulation heading.
In January of 2022, CMS issued a bulletin stating that as of the same month, the Nursing Home Compare website would begin reporting SNF weekend staffing as well as staff tenure and other collected staffing data . Beginning in July of 2022, CMS began disclosing weekend staffing of all nurses, as well as staff turnover data for all nurses and administrators, on the Nursing Home Compare website. CMS also now incorporates this data into its Five-Star Quality ratings for SNFs and LTC facilities. This data is adjusted based on a facility's case mixture and evaluated on a quarterly basis.
Proposed Legislation Concerning Nursing Home Supervision - On August 10, 2021, the Nursing Home Improvement and Accountability Act of 2021 (Nursing Home Improvement Act) was introduced in the U.S. Senate and was intended to update federal nursing home policy to improve quality of care and oversight. The proposed legislation would reduce SNF payments for inaccurate submission of certain data and provide federal funding to carry out SNF data validation and ensure accuracy of cost report information. The Nursing Home Improvement Act also proposed staffing requirements for SNFs and other measures intended to improve transparency, accountability, and quality of care within nursing homes. If passed in its current form the bill would provide participating states with funds for up to six years in order to fund demonstrated improvements in nursing home workforce and care delivery. As of July 29, 2022, no action has been taken on this bill since its introduction to the Senate on August 10, 2021 and referral to the Senate Finance Committee that same day. A similar bill introduced in the United States House of Representatives in January of 2021, Bill No. H.R.598, was introduced and referred to the Ways and Means Committee’s Healthcare Subcommittee on February 2, 2021. As of July 29, 2022, no further action has been taken on this bill.

Proposed and Anticipated Administrative Action - On February 28, 2022, the Administration published a fact sheet stating its priorities for making changes to senior care, including potential changes to regulations affecting LTC and SNF facilities. The Administration’s priorities, which are to be studied throughout 2022, include transparency and public disclosure for nursing home owners and operators, and an examination of the role of private equity investment, real estate investment trusts (REITs) and other investment interests in this sector. The SNF-VBP Program was also identified as an area for change, with staffing levels, retention and resident experience affecting reimbursement. Additional enforcement authority and resources, including enhanced scrutiny of poorly performing facilities and tools for improving their performance, is another Administration priority. The Administration also seeks to improve accessibility to nurse aide training, tie Medicaid payments to staff wages and benefits, and enhance the recruitment and career paths for care workers. Finally, the Administration wishes to incorporate the lessons learned from the COVID-19 pandemic to impose new requirements for infection control, emergency preparedness and safety.
On April 11, 2022, CMS issued a proposed rule that could potentially lead to changes in the SNF-VBP Program, and setting SNF and LTC facility staffing levels. On June 29, 2022, CMS published guidance to surveyors for consistently evaluating Phase 2 and 3 Requirements of Participation for LTC facilities, addressing topics including infection control, resident safety, arbitration of disputes, nurse staffing, and mental health disorders.
Monitoring Compliance in Our Facilities

Governmental agencies and other authorities periodically inspect our independent operating facilities to assess compliance with various standards, rules and regulations. The robust regulatory and enforcement environment continues to impact healthcare providers, especially in connection with responses to any alleged noncompliance identified in periodic surveys and other inspections by governmental authorities. Unannounced surveys or inspections generally occur at least annually and may also follow a government agency's receipt of a complaint about a facility. Facilities must pass these inspections to maintain licensure under state law, to obtain or maintain certification under the Medicare and Medicaid programs, to continue participation in the Veterans Administration program at some facilities, and to comply with provider contracts with managed care clients at many facilities. From time to time, our independent operating subsidiaries, like others in the healthcare industry, may receive notices from federal and state regulatory agencies of an alleged failure to substantially comply with applicable standards, rules or regulations. These notices may require corrective action, may impose civil monetary penalties for noncompliance, and may threaten or impose other operating restrictions on SNFs such as admission holds, provisional skilled nursing license, or increased staffing requirements. If our independent operating subsidiaries fail to comply with these directives or otherwise fail to comply substantially with licensure and certification laws, rules and regulations, the facility could lose its certification as a Medicare or Medicaid provider, or lose its license permitting operation in the State.

Facilities with otherwise acceptable regulatory histories generally are normally given an opportunity to correct deficiencies and continue their participation in the Medicare and Medicaid programs by a certain date, usually within six months; however, although where denial of payment remedies are asserted, such interim remedies go into effect much sooner. Facilities with deficiencies that immediately jeopardize patient health and safety and those that are classified as poor performing facilities, however, may not be given an opportunity to correct their deficiencies prior to the imposition of remedies and other enforcement actions. Moreover, facilities with poor regulatory histories continue to be classified by CMS as poor performing facilities notwithstanding any intervening change in ownership, unless the new owner obtains a new Medicare provider agreement instead of assuming the facility's existing agreement. However, new owners nearly always assume the existing Medicare provider agreement due to the difficulty and time delays generally associated with obtaining new Medicare certifications, especially in previously certified locations with sub-par operating histories. Accordingly, facilities that have poor regulatory histories before acquisition by our independent operating subsidiaries and that develop new deficiencies after acquisition are more likely to have sanctions imposed upon them by CMS or state regulators.

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
CMS has undertaken several initiatives to increase or intensify Medicaid and Medicare survey and enforcement activities, including federal oversight of state actions. CMS is taking steps to focus more survey and enforcement efforts on facilities with findings of substandard care or repeat violations of Medicaid and Medicare standards, and to identify multi-facility providers with patterns of noncompliance. CMS is also increasing its oversight of state survey agencies and requiring state agencies to use enforcement sanctions and remedies more promptly when substandard care or repeat violations are identified, to investigate complaints more promptly, and to survey facilities more consistently. On February 28, 2022, the Administration published a fact sheet regarding nursing home care, which identified the Administration’s priorities of further funding for SNF and LTC facility inspections, as well as enhanced penalties and other tools to use against non-compliant facilities. Proposed rules based on these directives and studies are expected in approximately one year, with final rules to follow a notice-and-comment period required by law. On April 11, 2022, the CMS issued a proposed rule that requested information to be used for study and potential rulemaking.
Regulations Regarding Financial Arrangements
We are also subject to federal and state laws that regulate financial arrangement by and between healthcare providers, such as the federal and state anti-kickback laws, the Stark laws, and various state anti-referral laws.
The AKS, Section 1128B of the Social Security Act prohibits the knowing and willful offer, payment, solicitation, or receipt of any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce the referral of an individual, in return for recommending, or to arrange for, the referral of an individual for any item or service payable under any federal healthcare program, including Medicare or Medicaid. The OIG has issued regulations that create “safe harbors” for certain conduct and business relationships that are deemed protected under the AKS. In order to receive safe harbor protection, all of the requirements of a safe harbor must be met. The fact that a given business arrangement does not fall within one of these safe harbors, however, does not render the arrangement per se illegal. Business arrangements of healthcare service providers that fail to satisfy the applicable safe harbor criteria, if investigated, will be evaluated based upon all facts and circumstances and risk increased scrutiny and possible sanctions by enforcement authorities.
Violations of the AKS can result in criminal penalties of up to $112 thousand and ten years imprisonment. Violations of the AKS can also result in civil monetary penalties of up to $112 thousand per violation and an assessment of up to three times the total amount of remuneration offered, paid, solicited, or received. Violation of the AKS may also result in an individual's or organization's exclusion from future participation in federal healthcare programs. State Medicaid programs are required to enact an anti-kickback statute. Many states in which our independent operating subsidiaries operate have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients regardless of the source of payment for the care. We believe that business practices of providers and financial relationships between providers have become subject to increased scrutiny as healthcare reform efforts continue on the federal and state levels.

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

REGULATIONS SPECIFIC TO SENIOR LIVING COMMUNITIES

As previously mentioned, senior living services revenue is primarily derived from private pay residents, with a small portion of senior living revenue (approximately 2.1% of total revenue) derived from Medicaid funds. Thus, some of the regulations discussed above applicable to Medicaid providers, also apply to senior living. However, the following provides a brief overview of the regulatory framework applicable specifically to senior living.

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

Since 2003, CMS has commenced a series of actions to increase its oversight of state quality assurance programs for senior living communities, and has provided guidance and technical assistance to states to improve their ability to monitor and improve the quality of services paid through Medicaid waiver programs. CMS is encouraging state Medicaid programs to expand their use of home and community-based services as alternatives to facility-based services, pursuant to provisions of the ACA, and other authorities, through the use of several programs. As noted above, the Administration issued a fact sheet regarding nursing home care priorities and reforms that it intends to seek in the coming year. The Administration’s desired changes are multi-faceted, concerning payment to facilities, staffing level requirements, training and retention of staff, standards of care offered to residents, increased transparency and public disclosure of ownership, and enhanced civil remedies and other authority to exercise upon facilities that do not satisfy CMS’s standards. Proposed rules based on these directives are expected by early 2023, with final rules to follow a notice-and-comment period required by law. On April 11, 2022, the CMS issued a proposed rule that requested information to be used for study and potential rulemaking consistent with the Administration’s February 28, 2022 fact sheet. On June 29, 2022, CMS published guidance to surveyors for consistently evaluating Phase 2 and 3 Requirements of Participation for LTC facilities, as detailed under the Requirements of Participation heading, addressing topics including infection control, resident safety, arbitration of disputes, nurse staffing and mental health disorders.
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

RESULTS OF OPERATIONS
We believe we exist to dignify and transform post-acute care. We set out a strategy to achieve our goal of ensuring our patients are receiving the best possible care through our ability to acquire, integrate and improve our operations. Our results serve as a strong indicator that our strategy is working and our transformation is underway. We saw a recovery in our census starting in the first quarter of 2021 and has continued into 2022. Despite the emergence of COVID-19 variants in the first quarter of 2022, we continue to experience healthy growth in both revenue and operational earnings.
Our net revenue for the three months ended June 30, 2022 continues to be impacted by COVID-19. The Emergency Waivers issued by CMS, including a waiver of the requirement to have a three-day stay in a hospital to get Medicare coverage of a skilled nursing stay, as well as, the authorization of renewed SNF coverage without having to start a new benefit period for certain beneficiaries who recently exhausted their SNF benefits, remained in effect in the first half of 2022. In addition, we continued to receive state relief funding in selected states, which has been designed to enhance reimbursement to provide additional funding to cover COVID-19 related expenses. For the three and six months ended June 30, 2022, we recorded state relief revenue of $24.5 million and $42.1 million, respectively, which directly offset against COVID-19 related expenses we incurred in those states. See Recent Activities for further information.
Our total revenue for the quarter increased $94.0 million, or 14.7% while our diluted GAAP earning per share grew by 16.1%, from $0.87 to $1.01, compared to the second quarter in 2021. We have continued to make progress on targeted initiatives, including our foundational structure of local operations that are the centers of excellence in the communities they serve. As part of this focus, we have been able to expand our relationships with doctors, hospitals and managed care plans. Revenue from our skilled services collectively increased by 14.6%. We have refocused on operational fundamentals including identifying non-clinical areas where we can manage spending. These fundamentals coupled with the increase in occupancy and expansion to our operations resulted in a strong second quarter.
The following table sets forth details of operating results for our revenue, expenses and earnings, and their respective components, as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

REVENUE:
Service revenue	99.4%	99.4%	99.4%	99.4%
Rental revenue	0.6	0.6	0.6	0.6
TOTAL REVENUE	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services	76.9	76.4	77.4	76.7
Rent—cost of services	5.1	5.4	5.0	5.4
General and administrative expense	5.3	5.8	5.4	5.5
Depreciation and amortization	2.0	2.2	2.0	2.2
TOTAL EXPENSES	89.3	89.8	89.8	89.8
Income from operations	10.7	10.2	10.2	10.2
Other income (expense):
Interest expense	(0.4)	(0.3)	(0.3)	(0.3)
Other (expense) income	(0.3)	0.2	(0.2)	0.1
Other expense, net	(0.7)	(0.1)	(0.5)	(0.2)
Income before provision for income taxes	10.0	10.1	9.7	10.0
Provision for income taxes	2.1	2.2	2.2	2.1
NET INCOME	7.9	7.9	7.5	7.9
Less: net income attributable to noncontrolling interests	—	0.2	—	0.1
Net income attributable to The Ensign Group, Inc.	7.9%	7.7%	7.5%	7.8%

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

SEGMENT INCOME(1)	(In thousands)
Skilled services	$102,266	$90,010	$200,522	$178,941
Standard Bearer(2)	$6,838	$7,906	$13,738	$15,619
NON-GAAP FINANCIAL MEASURES:
PERFORMANCE METRICS
EBITDA	$92,978	$77,491	$177,016	$154,198
Adjusted EBITDA	$96,096	$82,523	$188,825	$163,402
FFO for Standard Bearer	$12,054	$12,154	$23,975	$24,022

VALUATION METRICS
Adjusted EBITDAR	$133,324		$261,815
(1) Segment income represents operating results of the reportable segments excluding gain and loss on sale of assets, insurance recoveries and losses, impairment charges and provision for income taxes. Included in segment income for Standard Bearer for the three and six months ended June 30, 2022 are expenses for intercompany management fees between Standard Bearer and the Service Center and intercompany interest expense. Segment income is reconciled to the Condensed Consolidated Statement of Income in Note 8, Business Segments in Notes to Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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

Adjusted EBITDA is EBITDA adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•stock-based compensation expense;
•legal finding;
•acquisition related costs, costs incurred related to new systems implementation and other costs;
•results related to operations not at full capacity; and
•gain on sale of assets.
Funds from Operations (FFO)
We consider FFO to be a useful supplemental measure of the operating performance of Standard Bearer. Historical cost accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time as evidenced by the provision for depreciation. However, since real estate values have historically risen or fallen with market conditions, many real estate investors and analysts have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient. In response, the National Association of Real Estate Investment Trusts (NAREIT) created FFO as a supplemental measure of operating performance for REITs, which excludes historical cost depreciation from net income. We define (in accordance with the definition used by NAREIT) FFO to consist of Standard Bearer segment income, excluding depreciation and amortization related to real estate, gains or losses from the sale of real estate, insurance recoveries related to real estate and impairment of depreciable real estate assets.
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

The table below reconciles net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Condensed consolidated statements of income data:	(In thousands)
Net income	$57,803	$50,583	$107,891	$100,420
Less: net (loss) income attributable to noncontrolling interests	112	1,158	(140)	1,789
Add: Other expense, net	5,275	513	8,159	1,406
Provision for income taxes	15,154	13,758	31,292	26,707
Depreciation and amortization	14,858	13,795	29,534	27,454
EBITDA	$92,978	$77,491	$177,016	$154,198

Stock-based compensation	5,616	4,633	10,783	8,687
Legal finding(a)	—	—	3,353	—
Gain on sale of assets	(2,567)	—	(2,567)	(540)
Results related to operations not at full capacity	—	—	—	584
Acquisition related costs, new systems implementation costs and other costs(b)	69	399	240	435
Rent related to items above	—	—	—	38
Adjusted EBITDA	$96,096	$82,523	$188,825	$163,402
Rent—cost of services	37,228	34,455	72,990	67,911
Less: rent related to items above	—	—	—	(38)
Adjusted rent	37,228	34,455	72,990	67,873
Adjusted EBITDAR	$133,324		$261,815

(a) Legal finding against our non-emergent transportation subsidiary.
(b) Costs incurred to acquire operations and system implementation costs that are not capitalizable. Other costs includes legal, transactional and other costs incurred related to the formation of Standard Bearer and other real estate related activities.

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

The following table sets forth details of operating results for our revenue and earnings, and their respective components, by our reportable segment for the periods indicated.

	Three Months Ended June 30, 2022
	Skilled services	Standard Bearer	All Other	Eliminations	Consolidated
Total Revenue	702,478	17,598	30,619	(18,209)	$732,486
Total expenses, including other expense, net	600,212	10,760	69,233	(18,209)	661,996
Segment income (loss)	102,266	6,838	(38,614)	—	70,490
Gain from sale of real estate					2,467
Income before provision for income taxes					$72,957

	Three Months Ended June 30, 2021
	Skilled services	Standard Bearer	All Other	Eliminations	Consolidated
Total Revenue	$612,882	$14,214	$25,245	$(13,805)	$638,536
Total expenses, including other expense, net	522,872	6,308	58,820	(13,805)	574,195
Segment income (loss)	90,010	7,906	(33,575)	—	64,341
Income before provision for income taxes					$64,341

Our total revenue increased $94.0 million, or 14.7%, compared to the three months ended June 30, 2021. The increase in revenue was primarily driven by an increase in patient days and occupancy from our skilled services operations, along with the impact of acquisitions. Total revenue from operations acquired on or subsequent to January 1, 2021 increased our consolidated revenue by $41.1 million during the three months ended June 30, 2022, when compared to the same period in 2021. In addition, we recorded $24.5 million of state relief revenue in the second quarter of 2022 compared to $16.7 million in the same period in 2021, which directly correlated to the additional COVID-19 related expenses incurred. All state relief revenue is included in Medicaid revenue.
Skilled Services

REVENUE

The following table presents the skilled services revenue and key performance metrics by category during the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change	% Change

TOTAL FACILITY RESULTS:	(Dollars in thousands)
Skilled services revenue	$702,478	$612,882	$89,596	14.6%
Number of facilities at period end	215	206	9	4.4%
Number of campuses at period end*	25	25	—	—%
Actual patient days	1,745,027	1,599,707	145,320	9.1%
Occupancy percentage — Operational beds	75.2%	72.7%		2.5%
Skilled mix by nursing days	31.1%	30.9%		0.2%
Skilled mix by nursing revenue	50.9%	51.4%		(0.5)%

	Three Months Ended June 30,
	2022	2021	Change	% Change

SAME FACILITY RESULTS:(1)	(Dollars in thousands)
Skilled services revenue	$551,548	$511,921	$39,627	7.7%
Number of facilities at period end	167	167	—	—%
Number of campuses at period end*	20	20	—	—%
Actual patient days	1,348,252	1,315,775	32,477	2.5%
Occupancy percentage — Operational beds	75.8%	74.0%		1.8%
Skilled mix by nursing days	32.6%	32.3%		0.3%
Skilled mix by nursing revenue	52.6%	52.9%		(0.3)%

	Three Months Ended June 30,
	2022	2021	Change	% Change

TRANSITIONING FACILITY RESULTS:(2)	(Dollars in thousands)
Skilled services revenue	$94,881	$80,487	$14,394	17.9%
Number of facilities at period end	27	27	—	—%
Number of campuses at period end*	5	5	—	—%
Actual patient days	248,767	226,729	22,038	9.7%
Occupancy percentage — Operational beds	74.4%	68.0%		6.4%
Skilled mix by nursing days	26.4%	24.9%		1.5%
Skilled mix by nursing revenue	45.0%	44.4%		0.6%

	Three Months Ended June 30,
	2022	2021	Change	% Change

RECENTLY ACQUIRED FACILITY RESULTS:(3)	(Dollars in thousands)
Skilled services revenue	$56,049	$20,474	$35,575	NM
Number of facilities at period end	21	12	9	NM
Number of campuses at period end*	—	—	—	NM
Actual patient days	148,008	57,203	90,805	NM
Occupancy percentage — Operational beds	71.2%	64.9%		NM
Skilled mix by nursing days	25.2%	21.8%		NM
Skilled mix by nursing revenue	44.2%	41.3%		NM
*Campus represents a facility that offers both skilled nursing and senior living services. Revenue and expenses related to skilled nursing and senior living services have been allocated and recorded in the respective operating segment. In the second quarter of 2022, we converted two skilled nursing facilities into campuses.
(1)Same Facility results represent all facilities purchased prior to January 1, 2019.
(2)Transitioning Facility results represent all facilities purchased from January 1, 2019 to December 31, 2020.
(3)Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2021.

Skilled services revenue increased $89.6 million, or 14.6%, compared to the three months ended June 30, 2021. Of the $89.6 million increase, the primary changes were from increases in Medicaid revenue of $47.2 million, or 16.2%, managed care revenue of $15.6 million, or 13.8%, Medicare revenue of $20.5 million, or 12.0% and private revenue of $6.3 million or 16.0%.

The increase in revenue was primarily driven by strong performance across our skilled services operations as our census continued to recover in the second quarter of 2022. Our consolidated occupancy increased by 2.5%. As COVID-19 cases declined from the same period in the previous year, there was a shift in Medicare patients to LTC patients, resulting in a decline in skilled mix revenue.

Revenue in our Same Facilities increased $39.6 million, or 7.7% due to increased occupancy and revenue per patient day. Our diligent efforts to strengthen our partnership with various managed care organizations, hospitals and the local communities we operate in, increased our occupancy by 1.8% to 75.8%. Managed care and Medicare skilled days increased by 4.1% and 4.0%, respectively, resulting in an increase in Managed Care and Medicare revenue.

Revenue generated by our Transitioning Facilities increased $14.4 million, or 17.9%, primarily due to improved occupancy growth of 6.4% to 74.4% and an increase in total patient days and skilled mix days compared to the three months ended June 30, 2021, demonstrating our ability to transition these healthcare operations toward higher acuity patients. This resulted in managed care days increasing by 26.0%, and Medicare days increasing by 8.9%.

Skilled services revenue generated by facilities purchased on or subsequent to January 1, 2021 (Recently Acquired Facilities) increased by approximately $35.6 million compared to the three months ended June 30, 2021. We acquired nine operations between July 1, 2021 and June 30, 2022 across four states.
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

The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate (1):

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2022	2021	2022	2021	2022	2021	2022	2021

SKILLED NURSING AVERAGE DAILY REVENUE RATES:
Medicare	$689.53	$685.30	$678.08	$670.99	$698.18	$717.04	$688.61	$684.33
Managed care	514.98	505.71	473.64	462.43	512.97	516.40	509.64	501.06
Other skilled	579.53	538.16	461.06	424.35	488.46	538.34	560.62	530.17
Total skilled revenue	595.65	582.66	565.76	560.31	586.80	622.36	591.41	581.11
Medicaid	261.00	249.46	251.78	232.53	249.28	245.07	258.48	246.65
Private and other payors	250.25	238.06	228.39	232.50	250.88	271.47	246.87	238.06
Total skilled nursing revenue	$368.82	$355.86	$332.09	$314.18	$334.34	$329.34	$360.65	$349.00
(1) These rates exclude additional Federal Medical Assistance Percentage (FMAP) and include sequestration reversal of 1% in 2022 and 2% in 2021.

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 0.6% and 1.1%, respectively, compared to the three months ended June 30, 2021. The increase is attributable to the 1.2% net market basket increase that became effective in October 2021. This was offset by the sequestration reversal of 1% compared to 2% in 2021.

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

The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2022	2021	2022	2021	2022	2021	2022	2021
PERCENTAGE OF SKILLED NURSING REVENUE
Medicare	24.3%	24.7%	24.7%	26.0%	22.9%	23.7%	24.2%	24.8%
Managed care	19.6	19.6	16.6	14.9	11.1	8.1	18.5	18.6
Other skilled	8.7	8.6	3.7	3.5	10.2	9.5	8.2	8.0
Skilled Mix	52.6	52.9	45.0	44.4	44.2	41.3	50.9	51.4
Private and other payors	7.1	6.9	7.9	8.1	6.4	5.9	7.2	7.0
Medicaid	40.3	40.2	47.1	47.5	49.4	52.8	41.9	41.6
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2022	2021	2022	2021	2022	2021	2022	2021
PERCENTAGE OF SKILLED NURSING DAYS
Medicare	13.0%	12.8%	12.1%	12.2%	10.9%	10.9%	12.7%	12.6%
Managed care	14.0	13.8	11.7	10.1	7.3	5.1	13.1	13.0
Other skilled	5.6	5.7	2.6	2.6	7.0	5.8	5.3	5.3
Skilled Mix	32.6	32.3	26.4	24.9	25.2	21.8	31.1	30.9
Private and other payors	10.5	10.4	11.5	10.9	8.5	7.2	10.5	10.3
Medicaid	56.9	57.3	62.1	64.2	66.3	71.0	58.4	58.8
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services

The following table sets forth total cost of services for our Skilled services segment for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change
	2022	2021	$	%

Cost of service	$544,751	$472,217	$72,534	15.4%
Revenue percentage	77.5%	77.0%		0.5%

Cost of services related to our Skilled services segment increased $72.5 million, or 15.4%, primarily due to additional costs related to new acquisitions, which accounted for $27.7 million of the increase to cost of services with additional increases due to higher staffing expenses, primarily agency. Cost of services as a percentage of revenue increased to 77.5% from 77.0%.
Standard Bearer

	Three Months Ended June 30,		Change
	2022	2021	$	%

	(Dollars in thousands)
Rental revenue generated from third-party tenants	$3,704	$3,430	$274	8.0%
Rental revenue generated from Ensign affiliated operations	13,894	10,784	3,110	28.8
TOTAL RENTAL REVENUE	$17,598	$14,214	$3,384	23.8%
Segment income	6,838	7,906	(1,068)	(13.5)
Depreciation and amortization	5,216	4,248	968	22.8
FFO	$12,054	$12,154	$(100)	(0.8)%

Rental revenue. Our rental revenue, including revenue generated from our affiliated facilities, increased by $3.4 million, or 23.8%, to $17.6 million, compared to the three months ended June 30, 2021. The increase in revenue is primarily attributable to seven real estate purchases as well as annual rent increases since the three months ended June 30, 2021.

FFO. Our FFO decreased $0.1 million, or 0.8% to $12.1 million, compared to the three months ended June 30, 2021. The increase in rental revenue of $3.4 million is offset by interest expense of $1.9 million as well as management fee expense of $1.1 million associated with the intercompany agreements between Standard Bearer and the Service Center that started in January of 2022. As noted in Item 2., under Recent Activities, Ensign Group, Inc., the real estate properties and Standard Bearer entered into intercompany debt arrangements, including mortgage loans and the Revolving Credit Facility, and an intercompany management agreement with the formation of Standard Bearer in January of 2022. The additional offsets to rental revenue include increases in interest expense related to new mortgage loans held by HUD, property taxes and other expenses related to the formation of Standard Bearer.
All Other Revenue

Our other revenue increase by $5.4 million, or 21.3%, to $30.6 million, compared to the three months ended June 30, 2021. Other revenue for 2022 includes senior living revenue of $17.3 million and revenue from other ancillary services of $11.5 million and rental income of $1.8 million. The increase in other revenue is attributable to our senior living acquisitions as our senior living occupancy rate rebounds from the COVID-19 decreases.

Consolidated Financial Expenses
Rent — cost of services. Our rent — cost of services as a percentage of total revenue decreased by 0.3% to 5.1%, primarily due the growth in revenue outpacing the increase in rent expense.
General and administrative expense — General and administrative expense increased $1.6 million or 4.4%, to $38.5 million. This increase was primarily due to increases in wages and benefits due to enhanced performance and growth. General and administrative expense as a percentage of revenue decreased by 0.5% to 5.3%.

Depreciation and amortization — Depreciation and amortization expense increased $1.1 million, or 7.7%, to $14.9 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations and capital expenditures. Depreciation and amortization decreased 0.2%, to 2.0%, as a percentage of revenue.
Other expense, net — Other expense, net as a percentage of revenue increased by 0.6% to 0.7%. Other expense primarily includes interest expense related to our debt and gain or loss on the deferred compensation investment program. During the three months ended June 30, 2022, we recorded a loss on those investments of $3.3 million compared to a gain of $0.8 million during the three months ended June 30, 2021. There is an offsetting reduction in expense split between cost of services and general and administrative expenses for both periods.
Provision for income taxes —  Our effective tax rate was 20.8% for the three months ended June 30, 2022, compared to 21.4% for the same period in 2021. The effective tax rate for both periods is driven by the impact of excess tax benefits from stock-based compensation, partially offset by non-deductible expenses including non-deductible compensation. See Note 15, Income Taxes, in the Notes to the Unaudited Condensed Consolidated Financial Statements for further discussion.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
The following table sets forth details of operating results for our revenue and earnings, and their respective components, by our reportable segment for the periods indicated:

	Six Months Ended June 30, 2022
	Skilled services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$1,389,249	$34,791	$57,949	$(36,058)	$1,445,931
Total expenses, including other expense, net	1,188,727	21,053	135,493	(36,058)	1,309,215
Segment income (loss)	200,522	13,738	(77,544)	—	136,716
Gain from sale of real estate					2,467
Income before provision for income taxes					$139,183

	Six Months Ended June 30, 2021
	Skilled services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$1,213,918	$28,283	$50,974	$(27,386)	$1,265,789
Total expenses, including other expense, net	1,034,977	12,664	118,847	(27,386)	1,139,102
Segment income (loss)	178,941	15,619	(67,873)	—	126,687
Loss from sale of real estate and impairment charges					440
Income before provision for income taxes					$127,127

Our total revenue increased $180.1 million, or 14.2%, compared to the six months ended June 30, 2021. The increase in revenue was primarily driven by an increase in patient days and occupancy from our skilled services operations, along with the impact of acquisitions. Total revenue from operations acquired on or subsequent to January 1, 2021 increased our consolidated revenue by $82.8 million during the six months ended June 30, 2022, when compared to the same period in 2021. In addition, we recorded $42.1 million of state relief revenue during the six months ended in 2022 compared to $33.2 million in 2021, which directly correlated to the additional COVID-19 related expenses incurred. All state relief revenue is included in Medicaid revenue.

Skilled Services Segment

Revenue

The following table presents the skilled services revenue and key performance metrics by category during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change	% Change

TOTAL FACILITY RESULTS:	(Dollars in thousands)
Skilled services revenue	$1,389,249	1,213,918	$175,331	14.4%
Number of facilities at period end	215	206	9	4.4%
Number of campuses at period end*	25	25	—	—%
Actual patient days	3,440,991	3,109,307	331,684	10.7%
Occupancy percentage — Operational beds	74.7%	71.9%		2.8%
Skilled mix by nursing days	32.4%	32.6%		(0.2)%
Skilled mix by nursing revenue	52.6%	53.5%		(0.9)%

	Six Months Ended June 30,
	2022	2021	Change	% Change

SAME FACILITY RESULTS:(1)	(Dollars in thousands)
Skilled services revenue	$1,096,733	$1,022,580	$74,153	7.3%
Number of facilities at period end	167	167	—	—%
Number of campuses at period end*	20	20	—	—%
Actual patient days	2,669,934	2,584,029	85,905	3.3%
Occupancy percentage — Operational beds	75.4%	73.1%		2.3%
Skilled mix by nursing days	33.9%	33.7%		0.2%
Skilled mix by nursing revenue	54.1%	54.6%		(0.5)%

	Six Months Ended June 30,
	2022	2021	Change	% Change

TRANSITIONING FACILITY RESULTS:(2)	(Dollars in thousands)
Skilled services revenue	$186,677	$160,887	$25,790	16.0%
Number of facilities at period end	27	27	—	—%
Number of campuses at period end*	5	5	—	—%
Actual patient days	488,679	445,552	43,127	9.7%
Occupancy percentage — Operational beds	73.5%	67.2%		6.3%
Skilled mix by nursing days	27.8%	26.8%		1.0%
Skilled mix by nursing revenue	47.7%	47.1%		0.6%

	Six Months Ended June 30,
	2022	2021	Change	% Change

RECENTLY ACQUIRED FACILITY RESULTS:(3)	(Dollars in thousands)
Skilled services revenue	$105,839	$30,451	$75,388	NM
Number of facilities at period end	21	12	9	NM
Number of campuses at period end*	—	—	—	NM
Actual patient days	282,378	79,726	202,652	NM
Occupancy percentage — Operational beds	70.2%	64.4%		NM
Skilled mix by nursing days	26.2%	26.7%		NM
Skilled mix by nursing revenue	45.7%	49.1%		NM

*Campus represents a facility that offers both skilled nursing and senior living services. Revenue and expenses related to skilled nursing and senior living services have been allocated and recorded in the respective operating segment. In the first half of 2022, we converted three skilled nursing facilities into campuses.
(1)Same Facility results represent all facilities purchased prior to January 1, 2019.
(2)Transitioning Facility results represent all facilities purchased from January 1, 2019 to December 31, 2020.
(3)Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2021.

Skilled services revenue increased $175.3 million, or 14.4%, compared to the six months ended June 30, 2021. Of the $175.3 million increase, the primary changes were from increases in Medicaid custodial revenue of $74.0 million, or 15.6%, managed care revenue of $35.0 million, or 15.8% and Medicare revenue of $38.6 million, or 10.7%.

The increase in revenue was primarily driven by our consolidated occupancy increasing by 2.8%, which includes operations acquired at lower occupancy, compared to the same period in the prior year. As COVID-19 cases declined from the same period in the previous year, there was a shift in Medicare patients to LTC patients. However, strong skilled mix days were maintained due to increase in managed care and other skilled days.

Revenue in our Same Facilities increased $74.2 million, or 7.3% due to increased occupancy and increase in skilled mix days. Our diligent efforts to strengthen our partnership with various managed care organizations, hospitals, and the local communities we operate in, increased our occupancy by 2.3% to 75.4%. Managed care skilled days increased by 6.8%, resulting in an increase in managed care revenue.

Revenue generated by our Transitioning Facilities increased $25.8 million, or 16.0%, primarily due to improved occupancy growth of 6.3% to 73.5% and an increase in our total patient days and skilled mix days compared to the six months ended June 30, 2021, demonstrating our ability to transition these healthcare operations toward higher acuity patients. Managed care and Medicare days increased by 22.0% and 7.0%, respectively, resulting in an increase in managed care and Medicare revenue.

Skilled services revenue generated by facilities purchased on or subsequent to January 1, 2021 (Recently Acquired Facilities) increased by approximately $75.4 million compared to the six months ended June 30, 2021. We acquired nine operations between July 1, 2021 and June 30, 2022 across four states.
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

The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate (1):

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2022	2021	2022	2021	2022	2021	2022	2021

SKILLED NURSING AVERAGE DAILY REVENUE RATES
Medicare	$691.85	$687.54	$687.25	$679.73	$690.41	$755.33	$691.10	$688.12
Managed care	511.59	505.69	473.98	459.08	509.64	523.55	506.90	500.60
Other skilled	579.17	540.72	462.30	403.54	490.07	541.48	561.53	531.74
Total skilled revenue	597.07	588.07	577.72	569.60	587.31	647.77	594.06	587.15
Medicaid	260.73	250.79	246.75	234.03	246.33	243.36	257.26	247.95
Private and other payors	252.02	239.22	231.51	235.10	254.79	263.40	249.02	238.98
Total skilled nursing revenue	$373.74	$363.44	$337.13	$324.03	$336.18	$352.74	$365.45	$357.51
(1) These rates exclude additional Federal Medical Assistance Percentage (FMAP) and include sequestration reversal of 1% for the second quarter in 2022 and 2% for the first quarter of 2022 and the six months ended June 30, 2021.

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 0.6% and 1.1%, respectively, compared to the six months ended June 30, 2021. The increase is attributable to the 1.2% net market basket increase that became effective in October 2021. Medicare daily rates in 2022 includes three months of sequestration reversal of 1% and three months of sequestration of reversal of 2% compared to six months of sequestration reversal of 2% in 2021.

Our average Medicaid rates increased 3.8% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states. Medicaid rates exclude the amount of state relief revenue we recorded.
Payor Sources as a Percentage of Skilled Nursing Services. We use our skilled mix as a measure of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods.

The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2022	2021	2022	2021	2022	2021	2022	2021

PERCENTAGE OF SKILLED NURSING REVENUE
Medicare	25.9%	26.9%	27.9%	29.4%	24.5%	29.4%	26.1%	27.3%
Managed care	19.7	19.4	16.2	14.7	11.7	7.4	18.6	18.5
Other skilled	8.5	8.3	3.6	3.0	9.5	12.3	7.9	7.7
Skilled mix	54.1	54.6	47.7	47.1	45.7	49.1	52.6	53.5
Private and other payors	6.9	6.5	7.6	7.5	6.0	4.6	7.0	6.5
Medicaid	39.0	38.9	44.7	45.4	48.3	46.3	40.4	40.0
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2022	2021	2022	2021	2022	2021	2022	2021

PERCENTAGE OF SKILLED NURSING DAYS
Medicare	14.0%	14.2%	13.7%	14.0%	11.9%	13.7%	13.8%	14.2%
Managed care	14.4	13.9	11.5	10.4	7.7	5.0	13.4	13.2
Other skilled	5.5	5.6	2.6	2.4	6.6	8.0	5.2	5.2
Skilled mix	33.9	33.7	27.8	26.8	26.2	26.7	32.4	32.6
Private and other payors	10.2	9.9	11.1	10.4	7.9	6.1	10.2	9.8
Medicaid	55.9	56.4	61.1	62.8	65.9	67.2	57.4	57.6
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services

The following table sets forth total cost of services for our skilled services segment for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		Change
	2022	2021	$	%

Cost of service	$1,078,925	$935,177	$143,748	15.4%
Revenue percentage	77.7%	77.0%		0.7%

Cost of services related to our skilled services segment increased by $143.7 million, or 15.4%, due primarily to additional costs at new acquisitions, which accounted for $59.6 million of the increase to cost of services with additional increases mainly due to higher staffing expenses. Cost of services as a percentage of revenue increased to 77.7% from 77.0%.
Standard Bearer

	Six Months Ended June 30,		Change
	2022	2021	$	%

	(Dollars in thousands)
Rental revenue generated from third-party tenants	$7,472	6,908	$564	8.2%
Rental revenue generated from Ensign affiliated operations	27,319	21,375	5,944	27.8
TOTAL RENTAL REVENUE	$34,791	$28,283	$6,508	23.0%
Segment income	13,738	15,619	(1,881)	(12.0)
Depreciation and amortization	10,237	8,403	1,834	21.8
FFO	$23,975	$24,022	$(47)	(0.2)%

Rental revenue. Our rental revenue, including revenue generated from our affiliated facilities, increased by $6.5 million, or 23.0% to $34.8 million, compared to the six months ended June 30, 2021. The increase in revenue is primarily attributable to seven real estate purchases as well as annual rent increases since the six months ended June 30, 2021.

FFO. Our FFO remained consistent at $24.0 million, for both the six months ended June 30, 2022 and 2021. The increase in rental revenue of $6.5 million is offset by interest expense of $3.8 million as well as management fee expense of $2.1 million associated with the intercompany agreements between Standard Bearer and the Service Center starting in January of 2022. As noted in Item 2., Recent Activities, the Company, the real estate properties and Standard Bearer entered into intercompany debt arrangements, including mortgage loans and the Revolving Credit Facility, and an intercompany management agreement with the formation of Standard Bearer in January of 2022. The additional offsets to rental revenue include increases in interest expense related to new mortgage loans held by HUD, and other expenses related to the formation of Standard Bearer.

All Other Revenue

Our other revenue increased by $7.0 million, or 13.7% to $57.9 million, compared to the six months ended June 30, 2021. Other revenue for 2022 includes senior living revenue of $30.9 million and revenue from other ancillary services of $23.3 million and rental income of $3.7 million. The increase in other revenue is attributable to our senior living acquisitions as our senior living occupancy rate rebounds from COVID-19 decreases.

Consolidated Financial Expenses
Rent — cost of services. Our rent — cost of services as a percentage of total revenue decreased by 0.4% to 5.0%, primarily due to the growth in revenue outpacing the increase in rent expense.
General and administrative expense. General and administrative expense increased $5.6 million or 7.9%, to $76.8 million. This increase was primarily due to increases in wages and benefits due to enhanced performance and growth. General and administrative expense as a percentage of revenue decreased by 0.1% to 5.4%.
Depreciation and amortization. Depreciation and amortization expense increased $2.1 million, or 7.6%, to $29.5 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations. Depreciation and amortization decreased 0.2%, to 2.0%, as a percentage of revenue.
Other expense, net. Other expense, net as a percentage of revenue increased by 0.3%, to 0.5%. Other expense primarily includes interest expense related to our debt and gain or loss on the deferred compensation investments. During the six months ended June 30, 2022, we recorded a loss on those investments of $4.5 million compared to a gain of $1.1 million during the six months ended June 30, 2021. There is an offsetting reduction in expense split between cost of services and general and administrative expenses for both periods.
Provision for income taxes.  Our effective tax rate was 22.5% for the six months ended June 30, 2022, compared to 21.0% for the same period in 2021. The effective tax rate for both periods is driven by the impact of excess tax benefits from stock-based compensation, partially offset by non-deductible expenses. The higher effective tax rate reflects a decrease in tax benefit from stock-based payment awards. See Note 15, Income Taxes, in the Notes to the Unaudited Condensed Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our Revolving Credit Facility. Our liquidity as of June 30, 2022 is impacted by cash generated from strong operational performance and increased acquisition and share repurchase activities.
Historically, we have primarily financed the majority of our acquisitions through mortgages on our properties, our Revolving Credit Facility and cash generated from operations. Total capital expenditures for property and equipment were $37.1 million and $33.8 million for the six months ended June 30, 2022 and 2021, respectively. We currently have approximately $70.0 million budgeted for renovation projects for 2022. We believe our current cash balances, our cash flow from operations and the amounts available for borrowing under our Revolving Credit Facility will be sufficient to cover our operating needs for at least the next 12 months.

We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of June 30, 2022 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of June 30, 2022, we held debt security investments of approximately $49.1 million, which were split between AA, A and BBB rated securities. We believe our debt security investments that were in an unrealized loss position as of June 30, 2022 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.

As mentioned above, our primary sources of cash is from our ongoing operations. Our positive cash flows have supported our business and have allowed us to pay regular dividends to our stockholders. We currently anticipate that existing cash and total investments as of June 30, 2022, along with projected operating cash flows and available financing, will support our normal business operations for the foreseeable future.

On October 21, 2021, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from October 29, 2021. During the three months ended March 31, 2022, we repurchased approximately 0.1 million shares of our common stock for $9.9 million. This repurchase program expired upon the repurchase of the fully authorized amount under the plan. On February 9, 2022, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from February 10, 2022. During the three months ended June 30, 2022, we repurchased approximately 0.3 million shares of our common stock for $20.0 million. This repurchase program expired upon the repurchase of the fully authorized amount under the plan. The share repurchase programs do not obligate us to acquire any specific number of shares.
The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021

NET CASH PROVIDED BY/(USED IN):	(In thousands)
Operating activities	$129,813	$108,397
Investing activities	(76,596)	(40,862)
Financing activities	(29,838)	(105,686)
Net increase/(decrease) in cash and cash equivalents	23,379	(38,151)
Cash and cash equivalents beginning of period	262,201	236,562
Cash and cash equivalents at end of period	$285,580	$198,411
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities.
The $21.4 million increase in cash provided by operating activities for the six months ended June 30, 2022 compared to the same period in 2021, was primarily due to higher net income and changes in working capital. Changes in working capital were driven by timing of collections of accounts receivable and payments of accounts payable and other accrued liabilities.
Investing Activities
Investing cash flows consist primarily of capital expenditures, investment activities, insurance proceeds and cash used for acquisitions.
The $35.7 million increase in cash used in investing activities for the six months ended June 30, 2022 compared to the same period in 2021, was primarily due to an increase in cash used for expansions and capital expenditures of $41.6 million offset by cash proceeds from the sale of assets of $6.8 million.
Financing Activities
Financing cash flows consist primarily of payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, payment for share repurchases, repayment of the Medicare Accelerated and Advance Payment Program funds and sale of subsidiary shares.

The $75.8 million decrease in cash used in financing activities for the six months ended June 30, 2022 compared to the same period in 2021, was primarily due to the $102.0 million of net proceeds and repayment of the Medicare Accelerated and Advance Payment Program funds in 2021, offset by $29.9 million of share repurchases as part of our stock repurchase program in 2022. Additionally, we received proceeds of $6.7 million from the sale of preferred shares and common stock of Standard Bearer offset by payment of deferred financing fees of $3.2 million associated with the entry into the Amended Credit Agreement in April 2022.

Credit Facility with a Lending Consortium Arranged by Truist

On April 8, 2022, we entered into the Amended Credit Agreement, which increased the amount of the revolving line of credit thereunder to $600.0 million in aggregate principal amount. The maturity date of the Revolving Credit Facility is April 8, 2027. Borrowings are supported by a lending consortium arranged by Truist. The interest rates applicable to loans under the Revolving Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 0.25% to 1.25% per annum or SOFR plus a margin range from 1.25% to 2.25% per annum, based on the Consolidated Total Net Debt to Consolidated EBITDA ratio (as defined in the Amended Credit Agreement). In addition, we will pay a commitment fee on the unused portion of the commitments that will range from 0.20% to 0.40% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio.
Mortgage Loans and Promissory Notes

As of June 30, 2022, 23 of our subsidiaries have mortgage loans insured with HUD for an aggregate amount of $155.1 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates at a range of 3.1% to 4.2%, including fixed interest rates at a range of 2.4% to 3.3% per annum. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. For the majority of the loans, the prepayment fee is 10% during the first three years and is reduced by 3% in the fourth year of the loan, and is reduced by 1% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The term of the mortgage loans are 25 to 35 years.

In addition to the HUD mortgage loans above, we have two promissory notes. The notes bear fixed interest rates of 6.3% and 5.3% per annum and the term of the notes are 10 months and 12 years, respectively. The 12 year note, which was used for an acquisition, is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.
Operating Leases
As of June 30, 2022, 180 of our facilities are under long-term lease arrangements, of which 96 of the operations are under nine triple-net Master Leases and one stand-alone lease with CareTrust REIT, Inc. (CareTrust). The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each master lease, our individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%. At our option, we can extend the Master Leases for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease. Additionally, four of the 97 facilities leased from CareTrust include an option to purchase that we can exercise starting on December 1, 2024.
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

Recent Accounting Standards Adopted by the Company - In November 2021, the FASB issued ASU 2021-10 “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance,” which created FASB ASC Topic 832, Government Assistance (ASC 832). ASC 832 requires business entities to disclose information about certain government assistance they receive. We adopted this standard on January 1, 2022 and determined there was no material impact on the our condensed consolidated financial statements.

Accounting Standards Recently Issued but Not Yet Adopted by the Company — In February 2020, the FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848)" which provides temporary, optional practical expedients and exceptions to enable a smoother transition to reference rates which are expected to replace LIBOR reference rates. Adoption of the provisions of ASU 2020-04 is optional. The amendments are effective for all entities from the beginning of the interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. On April 8, 2022, we entered into the Amended Credit Facility, which increased the revolving credit facility by $250.0 million to an aggregate principal amount of up to $600.0 million. Pursuant to the Amended Credit Agreement, we transitioned from LIBOR to SOFR as the applicable reference rate for borrowings under the Revolving Credit Facility. As part of the transition from LIBOR to SOFR reference rates, we determined there was no material impact on our condensed consolidated financial statements.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk. We are exposed to risks associated with market changes in interest rates through our borrowing arrangements and investments. In particular, our Revolving Credit Facility exposes us to variability in interest payments due to changes in SOFR interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our mortgages and promissory notes require principal and interest payments through maturity pursuant to amortization schedules.

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
As of June 30, 2022, there was no outstanding debt under our Amended Credit Facility. We have outstanding indebtedness under mortgage loans insured with HUD and two promissory notes to third parties of $158.3 million all of which are at fixed interest rates.

On April 8, 2022, we entered into the Amended Credit Agreement, with a revolving line of credit of up to $600.0 million in aggregate principal amount. The Amended Credit Agreement amended the reference for borrowings under the Revolving Credit Facility rate from LIBOR to SOFR. We have no outstanding borrowings under our Amended Credit Facility as of July 27, 2022.

Our cash and cash equivalents as of June 30, 2022 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of June 30, 2022, we held debt security investments of approximately $49.1 million which were split between AA, A, and BBB rated securities. We believe our debt security investments that were in an unrealized loss position as of June 30, 2022 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of June 30, 2022 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the Spin-Off, certain landlords required, in exchange for their consent to the transaction, that our lease guarantees remain in place for a certain period of time following the Spin-Off. These guarantees could result in significant additional liabilities and obligations for us if Pennant were to default on their obligations under their leases with respect to these properties.
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

Additionally, and in 2020, the U.S. House of Representatives Select Subcommittee on the Coronavirus Crisis launched a nation-wide investigation into the COVID-19 pandemic, which included the impact of the coronavirus on residents and employees in nursing homes. In June 2020, we and our independent operating subsidiaries received a document and information request from the House Select Subcommittee. We and our independent operating subsidiaries have cooperated in responding to this inquiry. In July 2022, we and our independent operating subsidiaries received a follow up request for additional documents and information. We and our independent operating subsidiaries are cooperating in responding to this inquiry. However, it is not possible to predict the ultimate outcome of any such investigation, or whether and what other investigations or regulatory responses may result from the investigation, which could have a material adverse effect on our reputation, business, financial condition and results of operations.

In addition to the potential lawsuits and claims described above, we and our independent operating subsidiaries are also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare or Medicaid) or other payor. A violation may provide the basis for exclusion from Federally funded healthcare programs. Such exclusions could have a correlative negative impact on our financial performance. Under the qui tam or "whistleblower" provisions of the False Claims Act, a private individual with knowledge of fraud or potential fraud may bring a claim on behalf of the Federal Government and receive a percentage of the Federal Government's recovery. Due to these whistleblower incentives, qui tam lawsuits have become more frequent. For example, and despite the decision of the U.S. Department of Justice to decline to participate in litigation based on the subject matter of its previously issued Civil Investigative Demand, the involved qui tam relator is continuing on with the lawsuit and pursuing claims that one or more of the Company's independent operating entities have allegedly violated the False Claims Act and/or the AKS.

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
Medicare Revenue Recoupments — We and our independent operating subsidiaries are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments resulting from reviews conducted via RAC, Program Safeguard Contractors, and Medicaid Integrity Contractors (collectively referred to as Reviews). For several months during the COVID-19 pandemic, CMS suspended its Targeted Probe and Educate Program. Beginning in August 2020, CMS resumed Targeted Probe and Educate Program activity. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. We anticipate that these Reviews could increase in frequency in the future. As of June 30, 2022 and since, 22 of our independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process.

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
•Changes to reimbursement rates and rules and other aspects of Medicare and Medicaid could have a material, adverse effect on our revenues, financial condition and results of operations, including the reductions to reimbursement proposed in the 2023 calendar year physician fee schedule and changes to data reporting and measurement standards.
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
•Public and government calls for increased survey and enforcement efforts toward long-term care (LTC) facilities, potential rulemaking that may result in enhanced enforcement and penalties, and new guidance for surveyors regarding the review of LTC facilities and enforcement of their Requirements of Participation, could result in increased scrutiny by state and federal survey agencies. Potential sanctions and remedies based upon alleged regulatory deficiencies could negatively affect our financial condition and results of operations.
•Future cost containment initiatives undertaken by third-party payors may limit our revenue and profitability.
•Changes in Medicare reimbursements, including implementation of Medicare funds sequestration, for physician and non-physician services could impact reimbursement for medical professionals, which could have a negative effect on our business, financial condition or results of operations.
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
•Newly enacted legislation in the States where our independently operating entities are located may impact the volume of cases filed and the overall cost of those cases from a defense and indemnity standpoint.
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

•We are subject to litigation that could result in significant legal costs and large settlement amounts or damage awards. Similarly, a change in the enforceability of arbitration provisions between LTC facilities and SNFs with residents or patients may affect the risks we face from claims and potential litigation.
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
•The condition of the financial markets, including recent and expected future increases to the federal funds rate, could limit the availability of debt and equity financing sources to fund the capital and liquidity requirements of our business, as well as negatively impact or impair the value of our current portfolio of cash, cash equivalents and investments.
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

The extent to which the COVID-19 PHE will continue impacting our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, ongoing federal and state vaccination programs and requirements, additional or modified government actions, the severity of various variants, efficacy of vaccinations and the ongoing actions to contain the virus or treat its impact, among others. Effective on July 15, 2022, HHS's PHE was extended through at least October 13, 2022. HHS has reported it will provide at least sixty (60) days' advance notice prior to the end of the PHE. Some of the risks of COVID-19 are being mitigated as a result of the federal vaccination program, including vaccinations and vaccine booster injections of nursing facility staff and residents, but there remains uncertainty as to when the pandemic will subside and eventually end.

As discussed in Item 2., under Government Regulation, federal, state and local regulators have implemented new regulations and waived existing regulations to promote care delivery during the COVID-19 PHE. While the majority of these changes are beneficial by reducing regulatory burdens, these accommodations may also have an adverse effect through increased legal and operational costs related to compliance and monitoring. Additionally, most of the accommodations are limited in duration and tied to the PHE declaration, thus there may be significant operational change requirements on short notice. By June 30, 2022, sixteen of the Emergency Waivers relevant to SNFs and LTC facilities had expired pursuant to CMS's April 7, 2022 memorandum announcing the phased expiration of those Emergency Waivers. Also, the reinstatement of waived state and federal regulations may not occur simultaneously, requiring heightened monitoring to ensure compliance.

Other factors from the continuation of the COVID-19 pandemic that could have an adverse effect on our business, financial condition, liquidity, results of operations and prospects, include:

•potential for increased government regulations and restrictions to combat COVID-19;
•increased strain on employees and resources caused by different waves of COVID-19 variants with different infection and effects, affecting employee availability and capacity to work;
•significantly reduced occupancy as a result of concerns of residents and their families related to COVID-19 transmissibility within LTC settings, as well as due to government-imposed orders;
•increased costs and staffing requirements related to additional CDC protocols, federal and state workforce protection and related isolation procedures, including obligations to test patients and staff for COVID-19 vaccination mandates;
•limitations on availability of staff due to COVID-19 related illness or exposure, or due to unwillingness to comply with vaccine mandates;
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
•negative impacts on our patients' ability or willingness to pay for healthcare services and our third parties' ability or willingness to pay rents; and
•new regulations which will require that all of our workers be fully vaccinated against COVID-19 as a condition of participating in the Medicare and Medicaid programs.

The extent and duration of the impact of the COVID-19 pandemic on our stock price is uncertain, our stock price may be more volatile, and our ability to raise capital could be impaired.

Our revenue could be impacted by federal and state changes to reimbursement and other aspects of Medicare.
We derived 26.2% and 27.7% of our service revenue from the Medicare programs for the three and six months ended June 30, 2022, respectively, and 26.8% and 28.6% for the three and six months ended June 30, 2021, respectively. In addition, many other payors may use published Medicare rates as a basis for reimbursements. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, or if there are delays in Medicare payments, our business and results of operations will be adversely affected.

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
Among the important statutory changes that are being implemented by CMS are provisions of the IMPACT Act. This law imposes a stringent timeline for implementing benchmark quality measures and data metrics across post-acute care providers (long stay hospitals, inpatient rehabilitation facilities, skilled nursing facilities (SNFs), and home health agencies). The enactment also mandates specific actions to design a unified payment methodology for post-acute providers. CMS continues to promulgate regulations to implement provisions of this enactment. Depending on the final details, the costs of implementation could be significant. The failure to meet implementation requirements could expose providers to fines and payment reductions.

Reductions in reimbursement rates or the scope of services being reimbursed could have a material, adverse effect on our revenue, financial condition and results of operations or even result in reimbursement rates that are insufficient to cover our operating costs. Loss of Medicare reimbursement entirely would also have a material adverse effect on our revenue. Medicare may rescind our certification and terminate its payor agreements if not all of our employees are fully vaccinated consistent with CMS's interim final rule (IFR) requiring vaccination of SNF employees, which the United States Supreme Court has allowed enforcement of as of January 13, 2022. As of January 20, 2022, CMS’s IFR requiring vaccination of SNF employees took effect in the State of Texas, with SNF staff required to be fully vaccinated or to have exemptions granted by March 21, 2022. There has been no further activity regarding this IFR since January of 2022 when CMS became empowered to enact and enforce it nationwide. Failure to comply with the CMS IFR in all states by their applicable deadlines stated by CMS may result in fines and other sanctions imposed by CMS. In addition, within California, Washington and Colorado, if our employees are not fully vaccinated as required by those states’ vaccination mandates, we could incur a deficiency that could endanger our Medicaid certification and participation status for certain locations within those states where employees have not been vaccinated. In addition, California has also required employees to receive at least one booster dose of the COVID-19 vaccine by March 1, 2022 in order to comply with its State Public Health Officer Order requiring vaccination of SNF employees. Any penalty, suspension, termination, or other sanction under any state’s Medicaid program could lead to reciprocal and commensurate penalties being imposed under the Medicare program, up to termination or rescission of our Medicare participation and payor agreements as noted above. Additionally, any delay or default by the government in making Medicare reimbursement payments could materially and adversely affect our business, financial condition and results of operations.
Reductions in Medicaid reimbursement rates or changes in the rules governing the Medicaid program could have a material, adverse effect on our revenue, financial condition and results of operations.
A significant portion of reimbursement for skilled nursing services comes from Medicaid. In fact, Medicaid is our largest source of revenue, accounting for 47.2% and 45.7% of our revenue for the three and six months ended June 30, 2022, respectively, and 46.3% and 45.0% for the three and six months ended June 30, 2021, respectively. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets, which has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. Since a significant portion of our revenue is generated from our skilled nursing operating subsidiaries in California, Texas and Arizona, any budget reductions or delays in these states could adversely affect our net patient service revenue and profitability. Despite present state budget surpluses in many of the states in which we operate, we can expect continuing cost containment pressures on Medicaid outlays for SNFs, and any such decline could adversely affect our financial condition and results of operations.
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

As discussed in more detail in Item 2., under Government Regulation, CMS implemented a final rule in October 2019 to replace the existing case-mix classification system, Resource Utilization Groups, Version IV, with a new case-mix classification system, PDPM, that focuses more on the clinical condition of the patient and less on the volume of services provided. CMS may make future adjustments to reimbursement levels as it continues to monitor the impact of PDPM on patient outcomes and budget neutrality. As included in the proposed rule, CMS could remove the entire parity calculated adjustment and this would cause a drastic reduction in payments. In addition, the Administration continues to study the nursing home industry and for HHS to issue proposed rules based on those studies, including changes to SNF-VBP Program, may also adversely affect our reimbursement. On April 11, 2022, the CMS issued a proposed rule that requested information to be used for study and potential rulemaking consistent with the Administration’s February 28, 2022 fact sheet. Based on surveyor guidance CMS issued on June 29, 2022, the Administration continues to act on the issues identified in its February 28, 2022 fact sheet and further regulation is expected regarding LTC and SNF reimbursement.
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

Similarly, the proposed Nursing Home Improvement Act may have an impact on our business due to the proposed two percent decrease in payments to SNFs, as well as the staffing and reporting requirements contained within the bill. This bill primarily creates penalties such as reduced reimbursement and monetary penalties for submitting inaccurate cost reports or staffing data. If passed in its current form, however, this bill would provide participating states with a temporary enhanced federal Medicaid match to fund improvements in nursing home workforce and care. This match would last six years, and states would be responsible for showing CMS that Medicaid reimbursement increases were used to increase worker wages and yield new training resources and opportunities for nursing home staff. While it is difficult to determine whether the Nursing Home Improvement Act will be amended prior to adoption, or even passed into law, if passed, this bill may negatively impact our business, with the scope and nature of its consequences unknown. However, based on recent statements by the Administration in its February 28, 2022 fact sheet and President Biden’s March 1, 2022 State of the Union Address, HHS and CMS are being instructed to study the nursing home industry, specifically with regard to staffing levels, and the Administration has called for greater oversight of LTC and SNF facilities—including greater penalties for non-compliance with federal laws and regulations. On April 11, 2022, the CMS issued a proposed rule that requested information to be used for study and potential rulemaking consistent with the Administration’s February 28, 2022 fact sheet. Based upon this activity, HHS and CMS are expected to issue new rules that may subject our business to greater oversight, increase penalties that the Government may seek to impose upon us, and impose additional conditions and measurements to the reimbursement we receive from Medicare and Medicaid. On June 29, 2022, CMS published guidance to surveyors for consistently evaluating Phase 2 and 3 Requirements of Participation for LTC facilities, addressing topics including infection control, resident safety, arbitration of disputes, nurse staffing and mental health disorders. On July 29, 2022, CMS requested additional information that is expected to be used in creating additional regulations regarding staffing and operations in the future. These anticipated regulations, consistent with the Administration’s prior statements, may affect our business, its operations, and its profitability.

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

The most recent Presidential and Congressional elections in the United States and upcoming midterm elections in 2022, could result in significant changes in, and uncertainty with respect to, legislation, regulation, implementation or repeal of laws and rules related to government health programs, including Medicare and Medicaid. Democratic proposals for Medicare for All or significant expansion of Medicare, could significantly impact our business and the healthcare industry if implemented. Further, if proposed policies specific to nursing facilities are implemented, these may result in significant regulatory changes, increased survey frequency and scope, and increased penalties for non-compliance.

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

On June 29, 2022, CMS announced updated guidance for Phase 2 and 3 of the requirements of participation. The guidance updates the following topics: (1) resident abuse and neglect (including reporting of abuse); (2) admission, transfer, and discharge; (3) mental health and substance abuse disorders; (4) nurse staffing and reporting of payrolls to evaluate staffing sufficiency; (5) residents’ rights (including visitation); (6) potential inaccurate diagnoses or assessments; (7) prescription and use of pharmaceuticals; (8) infection control and prevention; (9) arbitration of disputes between facilities and residents; (10) psychosocial outcomes and their severity; and (11) the timeliness and completion of state investigations to improve consistency in standards among various states. CMS’s new guidance could result in more aggressive and stringent surveys, and potential fines, penalties, sanctions, or administrative actions taken against our operating subsidiaries or affiliated facilities.

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

In cases where claim and documentation review by any CMS contractor results in repeated poor performance, an operation can be subjected to protracted oversight. This oversight may include repeat education and re-probe, extended pre-payment review, referral to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement outside of specifically reviewed claims. Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. As of June 30, 2022 and since, 22 of our independent operating subsidiaries had reviews scheduled, on appeal, or in a dispute resolution process, either pre- or post-payment. We anticipate that these reviews could increase in frequency in the future.

Additionally, both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and, in particular, SNFs. The focus of these investigations includes, among other things:
•cost reporting and billing practices;
•quality of care;
•financial relationships with referral sources; and
•medical necessity of services provided.

On May 31, 2018, we received a Civil Investigative Demand (CID) from the DOJ stating that it is investigating our company to determine whether we have violated the FCA or the Anti-Kickback Statute with respect to the relationships between certain of our SNFs and persons who served as medical directors, advisory board participants or other referral sources. The CID covered the period from October 3, 2013 through 2018 and was limited in scope to ten of our Southern California SNFs. In October 2018, the Department of Justice made an additional request for information covering the period of January 1, 2011 through 2018, relating to the same topic. As a general matter, our operating entities maintain policies and procedures to promote compliance with the FCA, the Anti-Kickback Statute, and other applicable regulatory requirements. We are fully cooperating with the U.S. Department of Justice. In April 2020, the Company was advised that the U.S. Department of Justice declined to intervene in any subsequent action filed by a relator in connection with the subject matter of this investigation.

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
•qualifications and vaccination (including boosting) of healthcare and support personnel;
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

The laws and regulations governing our operations, along with the terms of participation in various government programs, regulate how we do business, the services we offer, and our interactions with patients and other healthcare providers. These laws and regulations are subject to frequent change. As noted above, the Administration has called upon HHS and CMS to study and propose new rules regarding staffing requirements and reimbursement for the nursing home industry, including tying reimbursement to staffing levels, salary, benefits, and retention and CMS issued its first proposed rule seeking information regarding these priorities on April 11, 2022. The guidance CMS published on June 29, 2022 to surveyors addressed topics including infection control, resident safety, arbitration of disputes, nurse staffing, and mental health disorders. This new guidance could result in enhanced scrutiny by state surveyors and a potential increase in fines, penalties, sanctions, or administrative actions against our independent operating subsidiaries or affiliated facilities.

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

As discussed in greater detail in Item 2., under Government Regulation, we are subject to federal and state laws intended to prevent healthcare fraud and abuse, including the federal FCA, state false claims acts, the illegal remuneration provisions of the Social Security Act, the AKS, state anti-kickback laws, the Civil Monetary Penalties Law and the federal “Stark” Law. Among other things, these laws prohibit kickbacks, bribes and rebates, as well as other direct and indirect payments or fee-splitting arrangements that are designed to induce the referral of patients to a particular provider for medical products or services payable by any federal healthcare program and prohibit presenting a false or misleading claim for payment under a federal or state program. They also prohibit some physician self-referrals. Possible sanctions for violation of any of these restrictions or prohibitions include loss of eligibility to participate in federal and state reimbursement programs and civil and criminal penalties. If we fail to comply, even inadvertently, with any of these requirements, we could be required to alter our operations, refund payments to the government, enter into a corporate integrity agreement, deferred prosecution or similar agreements with state or federal government agencies, and become subject to significant civil and criminal penalties.

These anti-fraud and abuse laws and regulations are complex, and we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. While we do not believe we are in violation of these prohibitions, we cannot assure you that governmental officials charged with the responsibility for enforcing these prohibitions will not assert that we are violating the provisions of such laws and regulations. Our company is currently aware of an investigation by the DOJ related to allegations some of our California facilities may have violated the FCA or the AKS with respect to the relationships between certain of our SNFs and persons who served as medical directors, advisory board participants or other referral sources. While our operating entities maintain policies and procedures to promote compliance with the FCA, the AKS, and other applicable regulatory requirements, we cannot predict when the investigation will be resolved, the outcome of the investigation or its potential impact on our company.

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

As CMS turns its attention to enhancing enforcement activities towards LTC facilities, as discussed in Item 2., under Government Regulation, state survey agencies will have more accountability for their survey and enforcement efforts.

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

Furthermore, in some states, citation of one affiliated facility could negatively impact other affiliated facilities in the same state. Revocation of a license at a given facility could therefore impair our ability to obtain new licenses or to renew, or maintain, existing licenses at other facilities, which may also trigger defaults or cross-defaults under our leases and our credit arrangements, or adversely affect our ability to operate or obtain financing in the future. If state or federal regulators were to determine, formally or otherwise, that one facility's regulatory history ought to impact another of our existing or prospective facilities, this could also increase costs, result in increased scrutiny by state and federal survey agencies, and even impact our expansion plans. Therefore, our failure to comply with applicable legal and regulatory requirements in any single facility could negatively impact our financial condition and overall of operations results.

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

SNFs are required to perform consolidated billing for certain items and services furnished to patients and residents. The consolidated billing requirement essentially confers on the SNF itself the Medicare billing responsibility for the entire package of care that its patients receive in these situations. The BBA also affected SNF payments by requiring that post-hospitalization skilled nursing services be “bundled” into the hospital's diagnostic related group (DRG) payment in certain circumstances. Where this rule applies, the hospital and the SNF must, in effect, divide the payment which otherwise would have been paid to the hospital alone for the patient's treatment, and no additional funds are paid by Medicare for skilled nursing care of the patient. Although this provision applies to a limited number of DRGs, it has a negative effect on SNF utilization and payments, either because hospitals are finding it difficult to place patients in SNFs which will not be paid as before or because hospitals are reluctant to discharge the patients to SNFs and lose part of their payment. This bundling requirement could be extended to more DRGs in the future, which would accentuate the negative impact on SNF utilization and payments. We may not be fully reimbursed for all services for which each facility bills through consolidated billing, which could adversely affect our revenue, financial condition and results of operations.
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

We operate one or more affiliated SNFs in the states of Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. With the exception of Utah, which follows federal regulations, each of these states has established minimum staffing requirements for facilities operating in that state. Failure to comply with these requirements can, among other things, jeopardize a facility's compliance with the conditions of participation under relevant state and federal healthcare programs. In addition, if a facility is determined to be out of compliance with these requirements, it may be subject to a notice of deficiency, a citation, or a significant fine or litigation risk. Deficiencies (depending on the level) may also result in the suspension of patient admissions and the termination of Medicaid participation, or the suspension, revocation or non-renewal of the SNF's license. If the federal or state governments were to issue regulations which materially change the way compliance with the minimum staffing standard is calculated or enforced, our labor costs could increase and the current shortage of healthcare workers could impact us more significantly, including the increased scrutiny on staffing at the state and federal levels as a result of the COVID-19 virus. The broader labor market where we compete is in a unique state of disequilibrium where the needs of businesses such as ours outstrip the supply of available and willing workers. There is additional upward pressure on wages from different industries, some of which compete with us for labor and others that do not, which makes it difficult to make significant hourly wage and salary increases due to the fixed nature of our reimbursement under insurance contracts as well as Medicare and Medicaid, in addition to our increasing variable costs. Due to the limited supply of qualified applicants who seek or are willing to accept employment, these broader concerns, as well as those specific to both forthcoming federal COVID-19 vaccination mandates and existing state mandates, may increase our labor costs or lead to potential staffing shortages, reduced operations to comply with applicable laws and regulations, or difficulty complying with those laws and regulations at current operational levels.

Federal laws and regulations may increase our costs of maintaining qualified nursing and skilled personnel, or make it more difficult for us to attract or retain qualified nurses and skilled staff members. The proposed Nursing Home Improvement Act, if passed into law in substantially the same form as the proposed bill, may increase our responsibility to provide nursing coverage and the costs associated with that increased coverage. The Administration’s February 28, 2022 fact sheet regarding the nursing home industry demonstrates its desire to have HHS and CMS study staffing level requirements and to tie Medicare and Medicaid reimbursement to the salary, benefits, and retention of staff. On July 29, 2022, CMS requested information regarding LTC staffing level requirements. On June 29, 2022, CMS published guidance to surveyors addressing topics that specifically include nurse staffing and collection of payroll data to evaluate appropriate staffing levels. These requirements may also increase our operating costs and require additional compensation to be paid to employees in the form of wages and benefits. We are monitoring our facilities for potential effects from CMS's IFR requiring employees of Medicare and Medicaid-participating medical facilities to be vaccinated, which may cause disruption to our affiliated facilities’ nursing staff and may additionally disrupt our operations if affected personnel decline to be vaccinated and replacement staffing cannot be located. On November 5, 2021, CMS issued the IFR discussed under Item 2, Government Regulations, requiring all eligible staff to receive their first dose of a two-dose primary vaccination series by December 5, 2021 and the second dose of a two-dose primary vaccination series by January 4, 2022. CMS’s enforcement of this IFR was temporarily blocked in certain states pending appeal to the United States Supreme Court. On January 13, 2022, the United States Supreme Court entered an order allowing CMS’s enforcement of the IFR and its vaccination requirements by March 15, 2022 for our operating subsidiaries in Arizona, Idaho, Iowa, Kansas, Nebraska, South Carolina and Utah and by February 28, 2022 for all of our other operating subsidiaries except those in Texas (which, as discussed below, is now subject to the IFR).

Similar state-level requirements in the states where our affiliated SNFs operate, whether such requirements are passed by statute, regulation, or executive order, may result in a shortage or inability to obtain nurses and skilled staff. As noted above, California, Washington, and Colorado have all mandated vaccinations for workers in health care facilities that include nursing homes. These administrative mandates precede, may be more restrictive than and are not likely to be preempted by CMS's IFR. On October 11, 2021, Texas issued an executive order banning the practice of mandating vaccination, including by private employers. On January 20, 2022, the United States District Court for the Northern District of Texas dismissed the State of Texas’s lawsuit against CMS’s enforcement of the IFR’s vaccine mandate upon the request of the State of Texas. The District Court’s dismissal of the Texas's lawsuit ended the court’s injunction against CMS’s enforcement of the IFR's vaccine mandate in Texas. Since January 20, 2022, CMS has been empowered to enforce the IFR in Texas and required compliance with its vaccination requirements by March 21, 2022.

Increased competition for, or a shortage of, nurses or other trained personnel, or general ongoing inflationary pressures may require that we enhance our pay and benefits packages to compete effectively for such personnel. We may not be able to offset such added costs by increasing the rates we charge to the patients of our operating subsidiaries. Turnover rates and the magnitude of the shortage of nurses or other trained personnel vary substantially from facility to facility. An increase in costs associated with, or a shortage of, skilled nurses, could negatively impact our business. In addition, if we fail to attract and retain qualified and skilled personnel, our ability to conduct our business operations effectively could be harmed. Additionally, turnover in nursing staff, particularly among registered nurses, may adversely affect us and the ratings of the facilities we operate under the new five-star measurement formulation used by the Nursing Home Compare website beginning in July of 2022.
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

As discussed in greater detail in Item 2., under Government Regulation, Civil and Criminal Fraud and Abuse Laws and Enforcement, the OIG regularly conducts investigations regarding certain payment or compliance issues within various healthcare sectors. Following these investigation, the OIG publishes reports, in part, to educate involved stakeholders and signal future enforcement focus. Reports published in 2019 and 2020 demonstrate the OIG’s increased scrutiny on post-hospital SNF care and continues to identify SNF compliance as an issue in its 2021 and 2022 semi-annual reports to Congress. This may impact the SNF industry by motivating additional reviews and stricter compliance in the areas outlined in the recent reports, expending material time and resources. Recent publications and statements by the Administration have also called for greater scrutiny of SNF and LTC facilities, and calling for more authorities to impose penalties and other remedies on facilities that violate federal laws and regulations.

Additionally, OIG reports published in 2010 and 2015 show the OIG’s concerns related to the billing practices of SNFs based on Medicare Part A claims and financial incentives for facilities to bill for higher levels of therapies, even when not needed by patients. In its fiscal year 2014 work plan, and again in 2017, OIG specifically stated that it will continue to study and report on questionable Part A and Part B billing practices amongst SNFs. Recently, in its 2021 work plan, OIG stated it will evaluate whether payments to SNFs under PDPM complied with Medicare requirements. OIG’s 2022 work plan states it will use a series of audits to confirm compliance with COVID-19 vaccination requirements for LTC facility staff and will study nursing home emergency preparedness—particularly with managing resident care and collaborating with other health care providers. The study findings of nursing home emergency preparedness will be used to develop a key performance indicator to track challenges faced by nursing homes over time. On May 19, 2022, the OIG updated its Nursing Homes webpage, stating its key goals for nursing home oversight were (1) to protect residents from fraud, abuse and neglect, and to promote quality of resident care; (2) promote emergency preparedness and response efforts; and (3) to strengthen frontline oversight. Each of these priorities could signal an increased focus on compliance with the Requirements of Participation and other laws and regulations applicable to SNF and LTC facilities.

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

Some states require healthcare providers, including SNFs, to obtain prior approval, known as a certificate of need, for: (i) the purchase, construction or expansion of healthcare facilities; (ii) capital expenditures exceeding a prescribed amount; or (iii) changes in services or bed capacity.

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

Newly enacted legislation in the States where our independently operating entities are located may impact the volume of cases filed and the overall cost of those cases from a defense and indemnity standpoint.

For example, AB 35 in the State of California was recently signed into law, which increases the cap of noneconomic damages awarded to plaintiffs who are successful in medical malpractice litigation. The cap increases from $250K to $350K beginning on January 1, 2023, with incremental increases over the following 10 years until the cap reaches a maximum of $750K. In wrongful death cases, the cap increases from $250K to $500K on January 1, 2023, with incremental increases over the following 10 years until the cap reaches a maximum of $1M.
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

In addition, we are required to operate our affiliated facilities in compliance with applicable fire and safety regulations, building codes and other land use regulations and food licensing or certification requirements as they may be adopted by governmental agencies and bodies from time to time. Like other healthcare facilities, our affiliated SNFs are subject to periodic surveys or inspections by governmental authorities to assess and assure compliance with regulatory requirements. Surveys occur on a regular (often annual or biannual) schedule, and special surveys may result from a specific complaint filed by a patient, a family member or one of our competitors. We may be required to make substantial capital expenditures to comply with these requirements.
We depend largely upon reimbursement from third-party payors, and our revenue, financial condition and results of operations could be negatively impacted by any changes in the acuity mix of patients in our affiliated facilities as well as payor mix and payment methodologies.

Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For both the three and six months ended June 30, 2022, 73.4% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

On November 5, 2021, CMS issued the IFR discussed under Item 2, Government Regulations, subheading Coronavirus requiring all eligible staff to be fully vaccinated against COVID-19. CMS’s enforcement of this IFR was temporarily blocked in certain states pending appeal to the United States Supreme Court. On January 13, 2022, the United States Supreme Court entered an order allowing CMS’s enforcement of the IFR and its vaccination requirements by March 15, 2022 for our operating subsidiaries in Arizona, Idaho, Iowa, Kansas, Nebraska, South Carolina and Utah and by February 28, 2022 for all of our other operating subsidiaries except those in Texas. Since January 20, 2022, CMS has been empowered to enforce the IFR in Texas and required compliance with its vaccination requirements by March 21, 2022.

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

Congress has repeatedly considered, without passage, a bill that would require, among other things, that agreements to arbitrate nursing home disputes be made after the dispute has arisen rather than before prospective patients move in, to prevent nursing home operators and prospective patients from mutually entering into a pre-admission pre-dispute arbitration agreement. This bill, known as the Fairness in Nursing Home Arbitration Act, was introduced in the House of Representatives as a H.R. 5326 in 2019 and H.R. 2812 in 2021; neither bill made it out of the committees to which it was referred for discussion to be voted on by the entire House of Representatives. We use arbitration agreements, which have generally been favored by the courts, to streamline the dispute resolution process and reduce our exposure to legal fees and excessive jury awards. CMS has identified these arbitration agreements as an area for further review and on June 29, 2022 issued guidance to state surveyors regarding arbitration agreements and their requirements under federal regulations. If we are not able to secure pre-admission arbitration agreements, our litigation exposure and costs of defense in patient liability actions could increase, our liability insurance premiums could increase, and our business may be adversely affected.
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

From time to time our systems and controls highlight potential compliance issues, which we investigate as they arise. Historically, we have, and would continue to do so in the future, initiated internal inquiries into possible recordkeeping and related irregularities at our affiliated SNFs, which were detected by our internal compliance team in the course of its ongoing reviews.

Through these internal inquiries, we have identified potential deficiencies in the assessment of and recordkeeping for small subsets of patients. We have also identified and, at the conclusion of such investigations, assisted in implementing, targeted improvements in the assessment and recordkeeping practices to make them consistent with the existing standards and policies applicable to our affiliated SNFs in these areas. We continue to monitor the measures implemented for effectiveness and perform follow-up reviews to ensure compliance. Consistent with healthcare industry accounting practices, we record any charge for refunded payments against revenue in the period in which the claim adjustment becomes known.

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

We face competition for the acquisition of facilities and businesses and expect this competition to increase. Based upon factors such as our ability to identify suitable acquisition candidates, future regulations affecting the ability to purchase facilities, the purchase price of the facilities, increasing interest rates for debt-financed purchases, prevailing market conditions, the availability of leadership to manage new facilities and our own willingness to take on new operations, the rate at which we have historically acquired facilities has fluctuated significantly. In the future, we anticipate the rate at which we may acquire facilities will continue to fluctuate, which may affect our revenue.

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

During the six months ended June 30, 2022, we expanded our operations through a combination of long-term leases and real estate purchases, with the addition of four stand-alone skilled nursing operations. In addition, we added five senior living operations that were transferred from Pennant, three of which are part of campuses operated by our affiliated operating subsidiaries. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our acquisitions, and our business may suffer.
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

CMS, as well as certain private organizations engaged in similar monitoring activities, provides comparative public data, rating every SNF operating in each state based upon quality-of-care indicators. CMS’s system is the Five-Star Quality Rating System, introduced in 2008, to help consumers, their families and caregivers compare nursing homes more easily. The Five-Star Quality Rating System gives each nursing home a rating of between one and five stars in various categories, and the ratings are available on a consumer-facing website, Nursing Home Compare. In cases of acquisitions, the previous operator's clinical ratings are included in our overall Five-Star Quality Rating. Over the years, the Five-Star Quality Rating System has been modified, with the most recent changes being implemented in 2018 and 2019. Additionally, as a result of the COVID-19 pandemic and CMS’s suspension or modification of certain inspection and reporting requirements, the data used to calculate the star ratings of facilities was interrupted. CMS temporarily froze certain data on the Nursing Home Compare website through January 2021, and recalculated its Five Star Quality ratings with modified data used to calculate the nursing home's rating. Other data related to quality reporting measures, including new or worsened pressure-related injuries and discharges to home, are not presently factored into CMS's star calculations. This data is reflected on the Nursing Home Compare website based on the recalculation in January of 2022. The temporary adjustments due to COVID-19 could impact facilities that might have less favorable Five-Star Ratings from being able to demonstrate improvements on the public-facing website through mid-2022. The Administration has indicated that it wishes to collect more data to be reported on the Nursing Home Compare website, and to make the reported data more readily accessible and understandable for consumers. CMS guidance issued in June 2022 signaled extensive and scrutinizing enforcement of regulations by surveyor which may result in adverse findings that could reduce the Five Star Quality ratings of our facilities reported on the Nursing Home Compare website. The enhanced collection and reporting of this data on the Nursing Home Compare website may lead to more scrutiny in the marketplace and may adversely affect our scoring depending on the data to be reported and the manner in which it is displayed on the Nursing Home Compare website. For more information on these changes and proposed future alterations, see Item 2., under Government Regulation.

CMS continues to increase quality measure thresholds, making it more difficult to achieve upward ratings. CMS acknowledges that some facilities may see a decline in their overall five-star rating absent any new inspection information. This change could further affect star ratings across the industry. Additionally, on the Nursing Home Compare website, CMS recently began displaying a consumer alert icon next to nursing homes that have been cited on inspection reports for incidents of abuse, neglect, or exploitation. In July of 2022, CMS updated the scoring measures used for SNFs to include six dimensions of staffing and turnover, which may affect the rating of our facilities on the Nursing Home Compare website. CMS’s expanded evaluation and measurement of staffing and turnover, including measures of all nurses, registered nurses, and administrators, may adversely affect the scoring and evaluation of our facilities under CMS’s Five-Star Quality Rating System. See Item 2., under Government Regulation.

Providing quality patient care is the cornerstone of our business. We believe that hospitals, physicians and other referral sources refer patients to us in large part because of our reputation for delivering quality care. If we should fail to achieve our internal rating goals or fail to exceed the national average rating on the Five-Star Quality Rating System, including due to nursing and administrative staffing and turnover, or have facilities displaying a consumer alert icon for incidents of abuse, neglect, or exploitation, it may affect our ability to generate referrals, which could have a material adverse effect upon our business and consolidated financial condition, results of operations and cash flows.
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

Our affiliated facilities located in Arizona, California, and Texas account for the majority of our total revenue. As a result of this concentration, the conditions of local economies, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our revenue, costs and results of operations. Moreover, since over 21% of our affiliated facilities are located in California, we are particularly susceptible to revenue loss, cost increase or damage caused by natural disasters such as electrical power shortages, fires, earthquakes or mudslides.

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

As of June 30, 2022, we leased 180 of our 251 affiliated facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.

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

Our Amended Credit Agreement provides for a Revolving Credit Facility with borrowing capacity of up to $600.0 million in aggregate principal amount. As of July 27, 2022, we have no outstanding borrowings under our Revolving Credit Facility. Twenty-three of our subsidiaries have mortgage loans insured with Department of Housing and Urban Development (HUD) for an aggregate amount of $155.1 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The terms of the mortgage loans range from 25- to 35-years.

We also have two outstanding promissory notes with an aggregate principal amount of approximately $3.2 million as of June 30, 2022. The term of the notes are 10 months and 12 years. Because this mortgage loan is insured with HUD, our borrower subsidiary under the loan is subject to HUD oversight and periodic inspections.

In addition, we had $2.0 billion of future operating lease obligations as of June 30, 2022. We intend to continue financing our operating subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

We may not generate sufficient cash flow from operations to cover required interest, principal and lease payments. In addition, our outstanding Amended Credit Agreement and mortgage loans contain restrictive covenants and require us to maintain or satisfy specified coverage tests on a consolidated basis and on a facility or facilities basis. These restrictions and operating covenants include, among other things, requirements with respect to occupancy, debt service coverage, project yield, net leverage ratios, minimum interest coverage ratios and minimum asset coverage ratios. These restrictions may interfere with our ability to obtain additional advances under our Revolving Credit Facility or to obtain new financing or to engage in other business activities, which may inhibit our ability to grow our business and increase revenue.

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

Occupancy levels at SNFs are likely to remain vulnerable to the effects of COVID-19 even after the pandemic is over. Facilities experiencing decreases in move-in rates in 2021 cite resident or family member concerns as the basis for such decreases. These and other similar concerns may continue to impact our ability to attract new residents and our ability to retain existing residents.
A housing downturn could decrease demand for senior living services.
Seniors often use the proceeds of home sales to fund their admission to senior living facilities. A downturn in the housing markets, including reductions in sales prices caused by increasing mortgage interest rates, could adversely affect seniors’ ability to afford our resident fees and entrance fees. If national or local housing markets enter a persistent decline, our occupancy rates, revenues, results of operations and cash flow could be negatively impacted.
As we continue to acquire and lease real estate assets, we may not be successful in identifying and consummating these transactions.

As part of, and subsequent to, the Spin-Off, we lease 29 of our properties to Pennant’s senior living operations. In the future, we might expand our leasing property portfolio to additional Pennant operations or other unaffiliated tenants. We have very limited control over the success or failure of our tenants’ and operators’ businesses and, at any time, a tenant or operator may experience a downturn in its business that weakens its financial condition. If that happens, the tenant or operator may fail to make its payments to us when due. Although our lease agreements give us the right to exercise certain remedies in the event of default on the obligations owing to us, we may determine not to do so if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches.

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

The majority of our affiliated facilities have historically been SNFs. As we expand our presence in other relevant healthcare industries, our existing overall business model will continue to change and expose our company to risks in markets in which we have limited experience. We expect that we will have to adjust certain elements of our existing business model, which could have an adverse effect on our business.

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

Our ability to maintain and enhance our operating subsidiaries and equipment in a suitable condition to meet regulatory standards, operate efficiently and remain competitive in our markets requires us to commit substantial resources to continued investment in our affiliated facilities and equipment. We are sometimes more aggressive than our competitors in capital spending to address issues that arise in connection with aging and obsolete facilities and equipment. In addition, continued expansion of our business through the acquisition of existing facilities, expansion of our existing facilities and construction of new facilities may require additional capital, particularly if we were to accelerate our acquisition and expansion plans. Financing may not be available to us or may be available to us only on terms that are not favorable, including being subject to interest rates that are higher than those enjoyed in the recent past. In addition, some of our outstanding indebtedness and long-term leases restrict, among other things, our ability to incur additional debt. If we are unable to raise additional funds or obtain additional funds on terms acceptable to us, we may have to delay or abandon some or all of our growth strategies. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our stockholders would be diluted. Any newly issued equity securities may have rights, preferences or privileges senior to those of our common stock.
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

Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including U.S. treasury securities. As a result of the uncertain domestic and global political, credit and financial market conditions, including an increase in the Consumer Price Index of seven percent in 2021, which has continued at a comparable rate for the first six months of 2022 and is expected to continue for the foreseeable future in 2022, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Given that future deterioration in the U.S. and global credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our cash, cash equivalents, or investments will not occur. Uncertainty surrounding the trading market for U.S. government securities or impairment of the U.S. government's ability to satisfy its obligations under such treasury securities could impact the liquidity or valuation of our current portfolio of cash, cash equivalents, and investments, a substantial portion of which were invested in U.S. treasury securities. Further, continued domestic and international political uncertainty, along with credit, and financial market uncertainty, may make it difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Some states in which we operate are operating with budget deficits or could have budget deficit in the future, which may delay reimbursement in a manner that would adversely affect our liquidity. In addition, from time to time, procedural issues require us to resubmit or appeal claims before payment is remitted, which contributes to our aged receivables. Unanticipated delays in receiving reimbursement from state programs due to changes in their policies or billing or audit procedures may adversely impact our liquidity and working capital.
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

Our ability to pay and maintain cash dividends is based on many factors, including our ability to make and finance acquisitions, our ability to negotiate favorable lease and other contractual terms, anticipated operating cost levels, the level of demand for our beds, the rates we charge and actual results that may vary substantially from estimates. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay or maintain dividends. The Amended Credit Agreement restricts our ability to pay dividends to stockholders if we receive notice that we are in default under this agreement. The failure to pay or maintain dividends could adversely affect our stock price.
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

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

A summary of the repurchase activity for the three months ended June 30, 2022 (dollars in millions, except per share amounts):

Period	Total Number of Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2022	—	$—	—	$—
May 1 to May 31, 2022(1)	42,574	$75.70	42,574	$16.8
June 1 to June 30, 2022(1)	228,146	$73.54	228,146	$—
(1) These purchases were effectuated through a Rule 10b5-1 trading plan adopted by the Company on February 9, 2022.

Stock Repurchase Programs

As approved by the Board of Directors on October 21, 2021, we entered into a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from October 29, 2021. Under this program, we are authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. During the three months ended March 31, 2022, we repurchased 0.1 million shares of our common stock for $9.9 million. During the fourth quarter of 2021, we repurchased 0.1 million shares of our common stock for $10.1 million. This repurchase program expired upon the repurchase of the fully authorized amount under the plan.

On February 9, 2022, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from February 10, 2022. During the three months ended June 30, 2022, we repurchased 0.3 million shares of our common stock for $20.0 million. This repurchase program expired upon the repurchase of the fully authorized amount under the plan.

On July 28, 2022, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months beginning August 2, 2022.

Item 6.        EXHIBITS

EXHIBIT INDEX

Exhibit	Description

3.1	Fifth Amended and Restated Certificate of Incorporation of The Ensign Group, Inc., filed with the Delaware Secretary of State on November 15, 2007 (attached as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33757) filed with the SEC on December 21, 2007)

3.2	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of The Ensign Group, Inc., filed with the Delaware Secretary of State on February 4, 2020 (attached as Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-33757) filed with the SEC on February 5, 2020)

3.3	Amendment to the Amended and Restated Bylaws, dated August 5, 2014 (attached as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-33757) filed with the SEC on August 8, 2014)

3.4	Amended and Restated Bylaws of The Ensign Group, Inc. (attached as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33757) filed with the SEC on December 21, 2007)

10.1	Second Amendment to Third Amended and Restated Credit Agreement, dated as of April 8, 2022, by and among The Ensign Group, Inc. and Truist Bank, as administrative agent, and the lenders party thereto (attached as Exhibit 10.1 to the Company's Current Report on Form 10-Q (File No. 001-33757) filed with the SEC on April 12, 2022).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.0	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ENSIGN GROUP, INC.

August 1, 2022	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer, Executive Vice President and Director (Principal Financial Officer and Accounting Officer and Duly Authorized Officer)