Form 10-Q
period 2022-09-30
ENSIGN GROUP, INC
filed 2022-10-26
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2022.
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
As of October 21, 2022, 55,484,262 shares of the registrant’s common stock, $0.001 par value, were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2022

PART I.
Item 1.        FINANCIAL STATEMENTS

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021

	(In thousands, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$308,864	$262,201
Accounts receivable—less allowance for doubtful accounts of $7,865 and $11,213 at September 30, 2022 and December 31, 2021, respectively	353,956	328,731
Investments—current	12,233	13,763
Prepaid income taxes	15,298	5,452
Prepaid expenses and other current assets	36,497	29,562
Total current assets	726,848	639,709
Property and equipment, net	963,465	888,434
Right-of-use assets	1,349,411	1,138,872
Insurance subsidiary deposits and investments	41,689	36,567
Escrow deposits	8,287	—
Deferred tax assets	33,733	33,147
Restricted and other assets	58,469	47,046
Intangible assets, net	2,531	2,652
Goodwill	76,869	60,469
Other indefinite-lived intangibles	3,972	3,727
TOTAL ASSETS	$3,265,274	$2,850,623
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$63,495	$58,116
Accrued wages and related liabilities (Note 3)	291,351	278,770
Lease liabilities—current	60,951	52,181
Accrued self-insurance liabilities—current	47,136	40,831
Other accrued liabilities	100,193	89,410
Current maturities of long-term debt	3,914	3,760
Total current liabilities	567,040	523,068
Long-term debt—less current maturities	150,191	152,883
Long-term lease liabilities—less current portion	1,259,717	1,056,515
Accrued self-insurance liabilities—less current portion	77,621	69,308
Other long-term liabilities	28,957	27,135
TOTAL LIABILITIES	$2,083,526	$1,828,909

Commitments and contingencies (Notes 16, 18 and 19)

EQUITY
Ensign Group, Inc. stockholders' equity:
Common stock: $0.001 par value; 100,000 shares authorized; 58,833 and 55,465 shares issued and outstanding at September 30, 2022, respectively, and 58,134 and 55,190 shares issued and outstanding at December 31, 2021, respectively	58	58
Additional paid-in capital	405,555	369,760
Retained earnings	889,069	733,992
Common stock in treasury, at cost, 3,368 and 2,944 shares at September 30, 2022 and December 31, 2021, respectively (Note 20)	(114,626)	(83,042)
Total Ensign Group, Inc. stockholders' equity	1,180,056	1,020,768
Non-controlling interest	1,692	946
Total equity	$1,181,748	$1,021,714
TOTAL LIABILITIES AND EQUITY	$3,265,274	$2,850,623
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(In thousands, except per share data)
REVENUE
Service revenue	$765,883	$664,597	$2,203,386	$1,922,482
Rental revenue	4,122	3,933	12,550	11,837
TOTAL REVENUE	$770,005	$668,530	$2,215,936	$1,934,319
Expense:
Cost of services	601,623	514,106	1,720,905	1,484,816
Rent—cost of services	38,907	35,623	111,897	103,534
General and administrative expense	39,247	38,554	116,030	109,735
Depreciation and amortization	15,941	13,929	45,475	41,383
TOTAL EXPENSES	695,718	602,212	1,994,307	1,739,468
Income from operations	74,287	66,318	221,629	194,851
Other (expense) income:
Interest expense	(2,108)	(1,709)	(6,864)	(4,984)
Other income (expense)	276	248	(3,127)	2,117
Other expense, net	(1,832)	(1,461)	(9,991)	(2,867)
Income before provision for income taxes	72,455	64,857	211,638	191,984
Provision for income taxes	16,213	16,513	47,505	43,220
NET INCOME	56,242	48,344	164,133	148,764
Less:
Net income (loss) attributable to noncontrolling interests	63	1,063	(77)	2,852
Net income attributable to The Ensign Group, Inc.	$56,179	$47,281	$164,210	$145,912

NET INCOME PER SHARE ATTRIBUTABLE TO THE ENSIGN GROUP INC.
Basic	$1.02	$0.87	$3.00	$2.68
Diluted	$0.99	$0.83	$2.89	$2.56
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	54,882	54,627	54,819	54,430
Diluted	56,761	56,971	56,829	56,954
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
BALANCE - JANUARY 1, 2022	55,190	$58	$369,760	$733,992	2,944	$(83,042)	$946	$1,021,714
Issuance of common stock to employees and directors resulting from the exercise of stock options	147	—	2,768	—	—	—	—	2,768
Issuance of restricted stock, net of forfeitures	104	—	5,241	—	—	—	—	5,241
Shares of common stock used to satisfy tax withholding obligations	—	—	—	—	—	(15)	—	(15)
Dividends declared ($0.0550 per share)	—	—	—	(3,042)	—	—	—	(3,042)
Employee stock award compensation	—	—	5,167	—	—	—	—	5,167
Repurchase of common stock (Note 20)	(133)	—	—	—	133	(9,882)	—	(9,882)
Acquisition of noncontrolling interest shares	—	—	245	—	—	—	(271)	(26)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(252)	(252)
Net income attributable to the Ensign Group, Inc.	—	—	—	50,340	—	—	—	50,340
BALANCE - MARCH 31, 2022	55,308	$58	$383,181	$781,290	3,077	$(92,939)	$423	$1,072,013
Issuance of common stock to employees and directors resulting from the exercise of stock options	223	—	3,303	—	—	—	—	3,303
Issuance of restricted stock, net of forfeitures	38	—	—	—	—	—	—	—
Shares of common stock used to satisfy tax withholding obligations	(20)	—	—	—	20	(1,687)	—	(1,687)
Dividends declared ($0.0550 per share)	—	—	—	(3,040)	—	—	—	(3,040)
Employee stock award compensation	—	—	5,616	—	—	—	—	5,616
Repurchase of common stock (Note 19)	(271)	—	—	—	271	(20,000)	—	(20,000)
Issuance of noncontrolling interests through subsidiary equity plan	—	—	6,693	—	—	—	—	6,693
Net income attributable to noncontrolling interest	—	—	—	—	—	—	112	112
Distribution to noncontrolling interest holder and other changes	—	—	—	—	—	—	(8)	(8)
Net income attributable to the Ensign Group, Inc.	—	—	—	57,691	—	—	—	57,691
BALANCE - JUNE 30, 2022	55,278	$58	$398,793	$835,941	3,368	$(114,626)	$527	$1,120,693
Issuance of common stock to employees and directors resulting from the exercise of stock options	151	—	2,635	—	—	—	—	2,635
Issuance of restricted stock, net of forfeitures	36	—	—	—	—	—	—	—
Dividends declared ($0.0550 per share)	—	—	—	(3,051)	—	—	—	(3,051)
Employee stock award compensation	—	—	5,898	—	—	—	—	5,898
Acquisition of noncontrolling interest shares	—	—	(1,774)	—	—	—	1,105	(669)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	63	63
Distribution to noncontrolling interest holder and other changes	—	—	3	—	—	—	(3)	—
Net income attributable to the Ensign Group, Inc.	—	—	—	56,179	—	—	—	56,179
BALANCE - SEPTEMBER 30, 2022	55,465	$58	$405,555	$889,069	3,368	$(114,626)	$1,692	$1,181,748

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
BALANCE - JANUARY 1, 2021	54,626	$58	$338,177	$551,055	2,791	$(71,213)	$150	$818,227
Issuance of common stock to employees and directors resulting from the exercise of stock options	246	—	3,880	—	—	—	—	3,880
Issuance of restricted stock, net of forfeitures	81	—	3,725	—	—	—	—	3,725
Shares of common stock used to satisfy tax withholding obligations	—	—	—	—	—	(9)	—	(9)
Dividends declared ($0.0525 per share)	—	—	—	(2,886)	—	—	—	(2,886)
Employee stock award compensation	—	—	4,054	—	—	—	—	4,054
Net income attributable to noncontrolling interest	—	—	—	—	—	—	631	631
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(1,248)	(1,248)
Net income attributable to the Ensign Group, Inc.	—	—	—	49,206	—	—	—	49,206
BALANCE - MARCH 31, 2021	54,953	$58	$349,836	$597,375	2,791	$(71,222)	$(467)	$875,580
Issuance of common stock to employees and directors resulting from the exercise of stock options	148	—	2,982	—	—	—	—	2,982
Issuance of restricted stock, net of forfeitures	49	—	—	—	—	—	—	—
Shares of common stock used to satisfy tax withholding obligations	(20)	—	—	—	20	(1,600)	—	(1,600)
Dividends declared ($0.0525 per share)	—	—	—	(2,894)	—	—	—	(2,894)
Employee stock award compensation	—	—	4,633	—	—	—	—	4,633
Net income attributable to noncontrolling interest	—	—	—	—	—	—	1,158	1,158
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(641)	(641)
Net income attributable to the Ensign Group, Inc.	—	—	—	49,425	—	—	—	49,425
BALANCE - JUNE 30, 2021	55,130	$58	$357,451	$643,906	2,811	$(72,822)	$50	$928,643
Issuance of common stock to employees and directors resulting from the exercise of stock options	69	—	1,246	—	—	—	—	1,246
Issuance of restricted stock, net of forfeitures	49	—	—	—	—	—	—	—
Shares of common stock used to satisfy tax withholding obligations	(1)	—	—	—	1	(102)	—	(102)
Dividends declared ($0.0525 per share)	—	—	—	(2,900)	—	—	—	(2,900)
Employee stock award compensation	—	—	5,082	—	—	—	—	5,082
Net income attributable to noncontrolling interest	—	—	—	—	—	—	1,063	1,063
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(1,019)	(1,019)
Net income attributable to the Ensign Group, Inc.	—	—	—	47,281	—	—	—	47,281
BALANCE - SEPTEMBER 30, 2021	55,247	$58	$363,779	$688,287	2,812	$(72,924)	$94	$979,294

See accompanying notes to condensed consolidated financial statements

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$164,133	$148,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,475	41,383
Amortization of deferred financing fees	770	637
Non-cash leasing arrangement	351	346
Write-off of deferred financing fees	566	—
Deferred income taxes	(585)	458
Provision for doubtful accounts	2,301	2,609
Stock-based compensation	16,681	13,769
Gain on sale of assets	(3,467)	(540)
Loss on insurance claims, legal finding and asset disposals	5,499	695
Change in operating assets and liabilities
Accounts receivable	(27,552)	(16,606)
Prepaid income taxes	(9,846)	(2,912)
Prepaid expenses and other assets	(8,479)	(6,061)
Cash surrender value of life insurance policy premiums	(5,378)	(9,505)
Deferred compensation liability	5,371	9,607
Operating lease obligations	215	(5,668)
Accounts payable	4,878	6,332
Accrued wages and related liabilities	14,307	14,112
Income taxes payable	—	357
Other accrued liabilities	5,163	(2,907)
Accrued self-insurance liabilities	11,968	9,796
Other long-term liabilities	(34)	(177)
NET CASH PROVIDED BY OPERATING ACTIVITIES	222,337	204,489
Cash flows from investing activities:
Purchase of property and equipment	(59,735)	(50,133)
Cash payments for business acquisitions (Note 9)	(16,400)	(6,000)
Cash payments for asset acquisitions (Note 9)	(65,699)	(5,183)
Escrow deposits	(8,287)	100
Cash from insurance proceeds	1,143	6,705
Cash proceeds from the sale of assets	8,626	951
Purchases of investments	(15,497)	(26,387)
Maturities of investments	11,905	23,917
Other restricted assets	173	(1,839)
NET CASH USED IN INVESTING ACTIVITIES	(143,771)	(57,869)

Cash flows from financing activities:
Proceeds from debt (Note 16)	211	31,646
Payments on debt (Note 16)	(2,908)	(2,146)
Issuance of common stock upon exercise of options	8,706	8,108
Repurchase of shares of common stock to satisfy tax withholding obligations	(1,702)	(1,711)
Repurchase of shares of common stock (Note 20)	(29,882)	—
Dividends paid	(9,118)	(8,647)
Proceeds from sale of subsidiary shares (Note 7)	6,693	—
Non-controlling interest distribution	(11)	(2,908)
Purchase of non-controlling interest	(695)	—
Payments of deferred financing costs	(3,197)	(881)
Proceeds from CARES Act Provider Relief Fund and Medicare Advance Payment Program (Note 3)	—	11,637
Repayments of CARES Act Provider Relief Fund and Medicare Advance Payment Program (Note 3)	—	(113,660)
NET CASH USED IN FINANCING ACTIVITIES	(31,903)	(78,562)
Net increase in cash and cash equivalents	46,663	68,058
Cash and cash equivalents beginning of period	262,201	236,562
Cash and cash equivalents end of period	$308,864	$304,620

	Nine Months Ended September 30,
(In thousands)	2022	2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$5,800	$4,265
Income taxes	$57,880	$45,440
Lease liabilities	$110,942	$103,067
Non-cash financing and investing activity
Accrued capital expenditures	$4,200	$3,500
Accrued dividends declared	$3,051	$2,900
Right-of-use assets obtained in exchange for new and modified operating lease obligations	$254,742	$175,617

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, shares and options in thousands, except per share data)

1. DESCRIPTION OF BUSINESS
The Company — The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company, through its operating subsidiaries, is a provider of health care services across the post-acute care continuum, engaged in the ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare-related properties and other ancillary businesses. As of September 30, 2022, the Company operated 259 facilities and other ancillary operations located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. The Company's operating subsidiaries have a collective capacity of approximately 26,600 operational skilled nursing beds and 3,000 senior living units. As of September 30, 2022, the Company operated 182 facilities under long-term lease arrangements, and had options to purchase 11 of those 182 facilities. The Company's real estate portfolio includes 106 owned real estate properties, which included 77 facilities operated and managed by the Company, 29 senior living operations leased to and operated by The Pennant Group, Inc. (Pennant) as part of the spin-off transaction that occurred in October 2019 (Spin-Off), and the Service Center location. Of those 29 senior living operations, one is located on the same real estate property as a skilled nursing facility that the Company owns and operates.
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
Other Information — The accompanying condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 (collectively, the Interim Financial Statements) are unaudited. Certain information and note disclosures normally included in annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2021 which are included in the Company’s Annual Report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Interim Financial Statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest. Additionally, the accounts of any variable interest entities (VIEs) where the Company is subject to a majority of the risk of loss from the VIE's activities are entitled to receive a majority of the entity's residual returns, or both. The Company assesses the requirements related to the consolidation of VIEs, including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that "most significantly impacts" the VIE's economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. On October 1, 2021, the Company deconsolidated its VIE, which was not material, as this entity no longer met the requirements for consolidation. As of September 30, 2022 and December 31, 2021, the Company had no VIEs.
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
Leases and Leasehold Improvements — The Company leases skilled nursing facilities, senior living facilities and commercial office space. The Company determines if an arrangement is a lease at the inception of each lease. Leases commencing prior to the ASC 842 adoption date were classified as operating lease under historical guidance. As the Company has elected the package of practical expedients allowing it to not reassess lease classification, these leases are classified as operating leases under ASC 842 as well. For leases commencing subsequent to the ASC 842 adoption date, the Company performs an evaluation to determine whether the lease should be classified as an operating or finance lease at the inception of the lease. As of September 30, 2022, the Company does not have any leases that are classified as finance leases. Rights and obligations of operating leases are included as right-of-use assets, current lease liabilities and long-term lease liabilities on the Company's condensed consolidated balance sheets. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of future lease payments. The Company utilized a third-party valuation specialist to assist in estimating the incremental borrowing rate.

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
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and determined there was no impairment during the three and nine months ended September 30, 2022 and 2021.
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
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances indicate that its carrying value may not be recoverable. The Company performs its annual test for impairment during the fourth quarter of each year. The Company did not identify any goodwill or intangible asset impairment during the three and nine months ended September 30, 2022 and 2021.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s policy is to accrue amounts equal to the actuarial estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued general liability and professional malpractice liabilities on an undiscounted basis, net of anticipated insurance recoveries, were $73,056 and $66,158 as of September 30, 2022 and December 31, 2021, respectively.
The Company’s operating subsidiaries are self-insured for workers’ compensation liabilities in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual specific excess insurance coverage that insures individual claims that exceed $625 per occurrence. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 per occurrence. The Company’s operating subsidiaries in all other states, with the exception of Washington, are under a loss sensitive plan that insures individual claims that exceed $350 per occurrence. In the state of Washington, the Company is self-insured and has purchased individual specific excess insurance coverage that insures individual claims that exceed $500 per occurrence. For all of the self-insured plans and retention, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $28,290 and $27,335 as of September 30, 2022 and December 31, 2021, respectively.
In addition, the Company has recorded an asset and equal liability of $9,406 and $6,755 as of September 30, 2022 and December 31, 2021, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis. See Note 13, Restricted and Other Assets.
The Company self-funds medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $525 for each covered person for fiscal year 2022. The Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $14,005 and $9,891 as of September 30, 2022 and December 31, 2021, respectively.
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

Recent Accounting Standards Adopted by the Company — In November 2021, the FASB issued ASU 2021-10 “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance,” which created FASB ASC Topic 832, Government Assistance (ASC 832). ASC 832 requires business entities to disclose information about certain government assistance they receive. The Company adopted this standard on January 1, 2022 and determined there was no material impact on the Company's Interim Financial Statements.

Accounting Standards Recently Issued but Not Yet Adopted by the Company — In February 2020, the FASB issued ASU 2020-04 "Reference Rate Reform (Topic 848)," which provides temporary, optional practical expedients and exceptions to enable a smoother transition to reference rates which are expected to replace London Interbank Offered Rate (LIBOR) reference rates. Adoption of the provisions of ASU 2020-04 is optional. The amendments are effective for all entities from the beginning of the interim period that includes the issuance date of the ASU. An entity may elect to apply the amendments prospectively through December 31, 2022. During the nine months ended September 30, 2022, the Company and its subsidiaries including Standard Bearer, entered into the Second Amendment to Third Amended and Restated Credit Agreement (such agreement, the Amended Credit Agreement, and the revolving credit facility thereunder, the Revolving Credit Facility), which increased the Revolving Credit Facility by $250,000 to an aggregate principal amount of up to $600,000. Pursuant to the Amended Credit Agreement, the Company transitioned from LIBOR to the Secured Overnight Financing Rate (SOFR) as the applicable reference rate for borrowings under the Revolving Credit Facility and determined there was no resulting material impact on the Company's Interim Financial Statements.

3. COVID-19 UPDATE

The COVID-19 pandemic has continued to impact the Company's affiliated operations. In prior years, as part of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the CARES Act), the Company received cash distributions of relief fund payments (Provider Relief Funds) and funds authorized by U.S. Department of Health and Human Services (HHS) to be used to protect residents of nursing homes and long-term care (LTC) facilities from the impact of COVID-19. During the three and nine months ended September 30, 2022, the Company did not receive Provider Relief Funds. During the three and nine months ended September 30, 2021, the Company received and returned $99 and $11,637, respectively, in Provider Relief Funds. The Company may continue to receive additional funding in future periods.

In fiscal year 2020, the Company applied for and received $105,255 through the Medicare Accelerated and Advance Payment Program under the CARES Act. The purpose of the program is to assist in providing needed liquidity to care delivery providers. The Company repaid $3,232 of the funds in 2020 and the remaining funds of $102,023 in March 2021.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Family First Coronavirus Response Act was signed into law in 2020 to provide a temporary 6.2% increase to the Federal Medical Assistance Percentage (FMAP) effective January 1, 2020. The law permits states to retroactively change their state's Medicaid program rates effective as of January 1, 2020. The law provides discretion to each state and specifies the funds are to be used to reimburse the recipient for healthcare related expenses that are attributable to COVID-19 and associated with providing patient care. In addition, increases in Medicaid rates can come from other areas of the state's budget outside of FMAP funding. Revenues from these additional payments are recognized in accordance with ASC 606, subject to variable consideration constraints. In certain operations where the Company received additional payments that exceeded expenses incurred related to COVID-19, the Company characterized such payments as variable revenue that required additional consideration and accordingly, the amount of state relief revenue recognized is limited to the actual COVID-19 related expenses incurred. As of September 30, 2022 and December 31, 2021, the Company had $3,248 and $1,781 in unapplied state relief funds, respectively. During the three and nine months ended September 30, 2022, the Company received an additional $20,293 and $64,955 in state relief funding and recognized $21,400 and $63,488, respectively, as revenue. During the three and nine months ended September 30, 2021, the Company received an additional $17,829 and $50,250 in state relief funding and recognized $19,229 and $52,386, respectively, as revenue.

The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due by December 31, 2021 and the remaining 50% due by December 31, 2022. The Company recorded $48,309 of deferred payments of social security taxes as a liability during 2020. The Company paid $24,154 during the year ended December 31, 2021 and the remaining short-term balance of $24,155 is included in accrued wages and related liabilities within the condensed consolidated balance sheets as of September 30, 2022.

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
Revenue from the Medicare and Medicaid programs accounted for 73.7% and 73.5% of all service revenue for the three and nine months ended September 30, 2022, respectively and 73.6% for both the three and nine months ended September 30, 2021, respectively. Settlements with Medicare and Medicaid payors for retroactive adjustments due to audits and reviews are considered variable consideration and are included in the determination of the estimated transaction price. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity. Consistent with healthcare industry practices, any changes to these revenue estimates are recorded in the period the change or adjustment becomes known based on the final settlement. The Company recorded adjustments to revenue which were not material to the Company's revenue for the three and nine months ended September 30, 2022 and 2021.

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
Service revenue for the three and nine months ended September 30, 2022 and 2021 is summarized in the following tables:

	Three Months Ended September 30,
	2022		2021
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid(1)	$302,615	39.5%	$267,008	40.2%
Medicare	211,104	27.6	176,660	26.6
Medicaid — skilled	50,643	6.6	45,308	6.8
Total Medicaid and Medicare	564,362	73.7	488,976	73.6
Managed care	132,663	17.3	114,917	17.3
Private and other(2)	68,858	9.0	60,704	9.1
SERVICE REVENUE	$765,883	100.0%	$664,597	100.0%
(1) Medicaid payor includes revenue for senior living operations and revenue related to FMAP and other COVID-19 related state funding.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services.

	Nine Months Ended September 30,
	2022		2021
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid(1)	$863,091	39.2%	$749,821	39.0%
Medicare	610,009	27.7	536,971	27.9
Medicaid — skilled	146,355	6.6	128,041	6.7
Total Medicaid and Medicare	1,619,455	73.5	1,414,833	73.6
Managed care	389,036	17.7	336,225	17.5
Private and other(2)	194,895	8.8	171,424	8.9
SERVICE REVENUE	$2,203,386	100.0%	$1,922,482	100.0%
(1) Medicaid payor includes revenue for senior living operations and revenue related to FMAP and other COVID-19 related state funding.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In addition to the service revenue above, the Company's rental revenue derived from triple-net lease arrangements with third parties was $4,122 and $12,550, respectively, for the three and nine months ended September 30, 2022 and $3,933 and $11,837, respectively, for the three and nine months ended September 30, 2021.
Balance Sheet Impact

Included in the Company’s condensed consolidated balance sheets are contract balances, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company had no material contract liabilities and contract assets as of September 30, 2022 and December 31, 2021, or activity during the three and nine months ended September 30, 2022 and 2021.

Accounts receivable as of September 30, 2022 and December 31, 2021, is summarized in the following table:

	September 30, 2022	December 31, 2021
Medicaid	$125,440	$123,647
Managed care	88,121	79,722
Medicare	68,011	59,797
Private and other payors	80,249	76,778
	361,821	339,944
Less: allowance for doubtful accounts	(7,865)	(11,213)
ACCOUNTS RECEIVABLE, NET	$353,956	$328,731
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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NUMERATOR:
Net income	$56,242	$48,344	$164,133	$148,764
Less: net income (loss) attributable to noncontrolling interests	63	1,063	(77)	2,852
Net income attributable to The Ensign Group, Inc.	$56,179	$47,281	$164,210	$145,912

DENOMINATOR:
Weighted average shares outstanding for basic net income per share	54,882	54,627	54,819	54,430
Basic net income per common share:	$1.02	$0.87	$3.00	$2.68

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NUMERATOR:
Net income	$56,242	$48,344	$164,133	$148,764
Less: net income (loss) attributable to noncontrolling interests	63	1,063	(77)	2,852
Net income attributable to The Ensign Group, Inc.	$56,179	$47,281	$164,210	$145,912

DENOMINATOR:
Weighted average common shares outstanding	54,882	54,627	54,819	54,430
Plus: incremental shares from assumed conversion (1)	1,879	2,344	2,010	2,524
Adjusted weighted average common shares outstanding	56,761	56,971	56,829	56,954
Diluted net income per common share:	$0.99	$0.83	$2.89	$2.56
(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 918 and 734 for the three and nine months ended September 30, 2022, respectively, and 365 and 139 for the three and nine months ended September 30, 2021, respectively.

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

The fair value of cash and cash equivalents of $308,864 and $262,201 as of September 30, 2022 and December 31, 2021, respectively, is derived using Level 1 inputs. The Company's other financial assets include contracts insuring the lives of certain employees who are eligible to participate in non-qualified deferred compensation plans which are held in a rabbi trust. The cash surrender value of these contracts is based on funds that shadow the investment allocations specified by participants in the deferred compensation plan. As of September 30, 2022, and December 31, 2021, the fair value of the investment funds of $22,908 and $17,530, respectively, is derived using Level 2 inputs. The investment funds are included in restricted and other assets in the condensed consolidated balance sheets. See Note 13, Restricted and Other Assets.

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
Debt Security Investments - Held to Maturity

As of September 30, 2022 and December 31, 2021, the Company had approximately $53,922 and $50,330, respectively, in debt security investments which were classified as held to maturity and carried at amortized cost. The carrying value of the majority of debt securities approximates fair value based on Level 1 inputs. The Company has the intent and ability to hold these debt securities to maturity. Further, as of September 30, 2022, the debt security investments were primarily held in AA, A and BBB rated debt securities.

The Company believes its debt security investments and investment funds that were in an unrealized loss position as of September 30, 2022 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. STANDARD BEARER
Standard Bearer's real estate portfolio consists of 101 of the Company's 106 owned real estate properties, of which 73 are operated and managed by the Company and 29 are leased to and operated by Pennant. Of those 29 senior living operations, one is located on the same real estate property as a skilled nursing facility that the Company owns and operates. Standard Bearer intends to qualify and elect to be taxed as a REIT, for U.S. federal income tax purposes, commencing with its taxable year ending December 31, 2022. During the nine months ended September 30, 2022, Standard Bearer acquired the real estate of eight skilled nursing facilities for a purchase price of $65,619, three of which were previously operated and managed by Ensign's affiliated operations. Refer to Note 9, Operation Expansions for additional information.
Subsequent to September 30, 2022, Standard Bearer expanded its real estate portfolio with the addition of one skilled nursing property for a total purchase price of $8,000.
As part of the formation of Standard Bearer, certain of the Company's operating subsidiaries, Standard Bearer and Standard Bearer's subsidiaries entered into several agreements that include leasing, management services and debt arrangements between the operations. As these intercompany arrangements were entered into when Standard Bearer was formed in January 2022, the transactions related to these agreements are reflected in Standard Bearer's segment income during three and nine months ended September 30, 2022. All intercompany transactions have been eliminated in consolidation. Refer to Note 8, Business Segments, for additional information related to these intercompany eliminations as well as Standard Bearer as a reportable segment.
Intercompany master lease agreements
Certain of the Company's operating subsidiaries and the 73 Standard Bearer subsidiaries entered into five "triple-net" master lease agreements (collectively, the Standard Bearer Master Leases) in January 2022. The lease periods range from 15 to 19 years with three five-year renewal options beyond the initial term, on the same terms and conditions. The rent structure under the Standard Bearer Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the operating subsidiaries are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties; (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The eight real estate properties acquired during nine months ended September 30, 2022 were added to the Standard Bearer Master Leases. Rental revenue generated from Ensign affiliated operations was $15,024 and $42,343, respectively, for the three and nine months ended September 30, 2022 and $11,010 and $32,385, respectively, for the three and nine months ended September 30, 2021.
Intercompany management agreement
Standard Bearer has no employees. The Service Center provides personnel and services to Standard Bearer pursuant to the management agreement between Standard Bearer and the Service Center. The management agreement provides for a base management fee that is equal to 5% of total rental revenue and an incentive management fee that is equal to 5% of funds from operations (FFO) and is capped at 1% of total rental revenue. Management fee generated between Standard Bearer and the Service Center for the three and nine months ended September 30, 2022 was $1,124 and $3,202, respectively, both of which represent 6% of total Standard Bearer rental revenue. No management fees were recorded in 2021, which was prior to the formation of Standard Bearer.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Equity Instrument Denominated in the Shares of a Subsidiary
As part of the formation of Standard Bearer in January of 2022, the Company established the Standard Bearer Healthcare REIT, Inc. 2022 Omnibus Incentive Plan (Standard Bearer Equity Plan). The Company may grant stock options and restricted stock awards under the Standard Bearer Equity Plan to employees and management of Ensign's affiliated subsidiaries. These awards generally vest over a period of five years or upon the occurrence of certain prescribed events. The value of the stock options and restricted stock awards is tied to the value of the common stock of Standard Bearer, which is determined based on an independent valuation of Standard Bearer. The awards can be put to Standard Bearer at various prescribed dates, which in no event is earlier than six months after vesting of the restricted awards or exercise of the stock options. The Company can also call the awards, generally upon employee termination. During the nine months ended September 30, 2022, Standard Bearer sold fully vested common shares from the Standard Bearer Equity Plan to shareholders for cash of $6,544. During the three and nine months ended September 30, 2022, the Company did not grant any stock options nor restricted shares under the Standard Bearer Equity Plan.
During the nine months ended September 30, 2022, Standard Bearer established shareholders of its preferred shares through contributions of cash of $149. These preferred shares were fully vested at the time of the contributions by the shareholders.

8. BUSINESS SEGMENTS

In conjunction with the formation of Standard Bearer in January 2022, the Company's Chief Executive Officer, who is its chief operating decision maker, or CODM, began reviewing the results of Standard Bearer instead of all real estate properties. Accordingly, the Company revised its former real estate segment to include only real estate properties that are part of Standard Bearer. This change in organizational structure demonstrates that Standard Bearer's real estate is a core part of the Company's expansion of its real estate investment strategy. As of the first quarter of 2022, the Company has two reportable segments: (1) skilled services, which includes the operation of skilled nursing facilities and rehabilitation therapy services and (2) Standard Bearer, which is comprised of selected real estate properties owned by Standard Bearer and leased to skilled nursing and senior living operators. Segment information for prior periods has been recast to reflect the change of the Company’s segment structure.

As of September 30, 2022, the skilled services segment includes 222 skilled nursing operations and 26 campus operations that provide both skilled nursing and rehabilitative care services and senior living services. The Company's Standard Bearer segment consists of 101 owned real estate properties. These properties include 73 operations the Company operated and managed and 29 senior living operations that are leased to and operated by third parties. Of the 29 real estate operations leased to third parties, one senior living operation is located on the same real estate property as a skilled nursing facility that the Company owns and operates.

The Company also reports an “All Other” category that includes results from its senior living operations, which includes eleven stand-alone senior living operations and the senior living operations at 26 campus operations that provide both skilled nursing and rehabilitative care services and senior living services. In addition, the "All Other" category includes mobile diagnostics, medical transportation, other real estate and other ancillary operations. Services included in the “All Other” category are insignificant individually, and therefore do not constitute a reportable segment.

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

The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies. Intercompany revenue is eliminated in consolidation, along with corresponding intercompany expenses. Segment income and loss is defined as profit or loss from operations before provision for income taxes, excluding gain or loss from sale of real estate, real estate insurance recoveries and losses and impairment charges from operations. Included in segment income for Standard Bearer is expense for intercompany services provided by the Service Center as described in Note 7, Standard Bearer, as it is part of the CODM financial information.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables set forth financial information for the segments:

	Three Months Ended September 30, 2022
	Skilled Services	Standard Bearer	All Other(1)	Intercompany Elimination	Total
Service revenue(2)	$739,318	$—	$30,002	$(3,437)	$765,883
Rental revenue(3)	—	18,732	1,842	(16,452)	4,122
TOTAL REVENUE	$739,318	$18,732	$31,844	$(19,889)	$770,005
Segment income (loss)	101,750	6,941	(37,036)	—	71,655
Gain on sale of assets, net					800
Income before provision for income taxes					$72,455
Depreciation and amortization	8,397	5,561	1,983	—	15,941
Interest expense(4)	$—	$4,080	$310	$(2,282)	$2,108
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

	Three Months Ended September 30, 2021
	Skilled Services	Standard Bearer	All Other(1)	Intercompany Elimination	Total
Service revenue(2)	$642,075	$—	$24,219	$(1,697)	$664,597
Rental revenue(3)	—	14,431	1,840	(12,338)	3,933
TOTAL REVENUE	$642,075	$14,431	$26,059	$(14,035)	$668,530
Segment income (loss)	94,429	7,940	(37,512)	—	64,857
Income before provision for income taxes					$64,857
Depreciation and amortization	7,715	4,389	1,825	—	13,929
Interest expense	$—	$1,705	$4	$—	$1,709

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

	Nine Months Ended September 30, 2022
	Skilled Services	Standard Bearer	All Other(1)	Intercompany Elimination	Total
Service revenue(2)	$2,128,567	$—	$84,256	$(9,437)	$2,203,386
Rental revenue(3)	—	53,523	5,537	(46,510)	12,550
TOTAL REVENUE	$2,128,567	$53,523	$89,793	$(55,947)	$2,215,936
Segment income (loss)	302,272	20,679	(114,580)	—	208,371
Gain on sale of assets, net					3,267
Income before provision for income taxes					$211,638
Depreciation and amortization	24,411	15,798	5,266	—	45,475
Interest expense(4)	$—	$11,385	$1,557	$(6,078)	$6,864
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

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Nine Months Ended September 30, 2021
	Skilled Services	Standard Bearer	All Other(1)	Intercompany Elimination	Total
Service revenue(2)	$1,855,993	$—	$71,566	$(5,077)	$1,922,482
Rental revenue(3)	—	42,714	5,467	(36,344)	11,837
TOTAL REVENUE	$1,855,993	$42,714	$77,033	$(41,421)	$1,934,319
Segment income (loss)	273,370	23,559	(105,385)	—	191,544
Gain on sale of assets					440
Income before provision for income taxes					$191,984
Depreciation and amortization	22,893	12,792	5,698	—	41,383
Interest expense	$—	$4,980	$4	$—	$4,984
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

Service revenue by major payor source were as follows:

	Three Months Ended September 30, 2022
	Skilled Services	All Other(3)	Total Service Revenue	Revenue %
Medicaid(1)	$295,927	$6,688	$302,615	39.5%
Medicare	211,104	—	211,104	27.6
Medicaid-skilled	50,643	—	50,643	6.6
Subtotal	557,674	6,688	564,362	73.7
Managed care	132,663	—	132,663	17.3
Private and other(2)	48,981	19,877	68,858	9.0
TOTAL SERVICE REVENUE	$739,318	$26,565	$765,883	100.0%

(1) Medicaid payor includes revenue generated from senior living operations and revenue related to FMAP and other COVID-19 related state funding.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services.
(3) All other incorporates intercompany eliminations.

	Three Months Ended September 30, 2021
	Skilled Services	All Other(3)	Total Service Revenue	Revenue %
Medicaid(1)	$263,072	$3,936	$267,008	40.2%
Medicare	176,660	—	176,660	26.6
Medicaid-skilled	45,308	—	45,308	6.8
Subtotal	485,040	3,936	488,976	73.6
Managed care	114,917	—	114,917	17.3
Private and other(2)	42,118	18,586	60,704	9.1
TOTAL SERVICE REVENUE	$642,075	$22,522	$664,597	100.0%

(1) Medicaid payor includes revenue generated from senior living operations and revenue related to FMAP and other COVID-19 related state funding.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services.
(3) All other incorporates intercompany eliminations.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Nine Months Ended September 30, 2022
	Skilled Services	Other Service Revenue	Total Service Revenue	Revenue %
Medicaid(1)	$845,341	$17,750	$863,091	39.2%
Medicare	610,009	—	610,009	27.7
Medicaid-skilled	146,355	—	146,355	6.6
Subtotal	1,601,705	17,750	1,619,455	73.5
Managed care	389,036	—	389,036	17.7
Private and other(2)	137,826	57,069	194,895	8.8
TOTAL SERVICE REVENUE	$2,128,567	$74,819	$2,203,386	100.0%
(1) Medicaid payor includes revenue generated from senior living operations and revenue related to FMAP and other COVID-19 related state funding.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services.

	Nine Months Ended September 30, 2021
	Skilled Services	Other Service Revenue	Total Service Revenue	Revenue %
Medicaid(1)	$738,484	$11,337	$749,821	39.0%
Medicare	536,971	—	536,971	27.9
Medicaid-skilled	128,041	—	128,041	6.7
Subtotal	1,403,496	11,337	1,414,833	73.6
Managed care	336,225	—	336,225	17.5
Private and other(2)	116,272	55,152	171,424	8.9
TOTAL SERVICE REVENUE	$1,855,993	$66,489	$1,922,482	100.0%
(1) Medicaid payor includes revenue generated from senior living operations and revenue related to FMAP and other COVID-19 related state funding.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services.

In addition to the service revenue above, the Company's rental revenue derived from triple-net lease arrangements with third parties is $4,122 and $12,550, respectively, for the three and nine months ended September 30, 2022 and $3,933 and $11,837, respectively, for the three and nine months ended September 30, 2021. This revenue is included in both Standard Bearer and the all other category.

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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2022 Expansions
During the nine months ended September 30, 2022, the Company expanded its operations through a combination of long-term leases and real estate purchases, with the addition of 11 stand-alone skilled nursing operations and one campus operation. Of these additions, Standard Bearer acquired the real estate of five of the stand-alone skilled nursing operations, which were leased back to Ensign affiliated entities. In addition, the Company purchased the real estate at three skilled nursing properties that the Company was already operating, further expanding the Company's real estate portfolio. Refer to Note 7, Standard Bearer, for additional information on the purchase of real estate properties. In addition, the Company added five senior living operations that were transferred from Pennant, three of which are part of campuses operated by the Company's affiliated operating subsidiaries. These new operations added a total of 1,553 operational skilled nursing beds and 674 operational senior living units to be operated by the Company's affiliated operating subsidiaries. The Company also invested in new ancillary services that are complementary to its existing businesses. The aggregate purchase price for these expansions during the nine months ended September 30, 2022 was $82,099.
In connection with the new operations made through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction.
The aggregate purchase price for the transactions that were classified as asset acquisitions during the nine months ended September 30, 2022 was $65,699, consisting of real estate properties and indefinite-lived intangible assets. The remaining aggregate purchase price for transactions during the nine months ended September 30, 2022 was concentrated in goodwill of $16,400 and accordingly, the transactions were classified as business combinations.
Subsequent to September 30, 2022, the Company expanded its operations through a combination of long-term leases and real estate purchases, with the addition of nine stand-alone skilled nursing operations. Of these additions, Standard Bearer acquired the real estate of one of these operations, which was leased back to an Ensign affiliated entity. These new operations added 1,115 operational skilled nursing beds. The aggregate purchase price for these expansions was $8,000.
2021 Expansions
During the nine months ended September 30, 2021, the Company expanded its operations through a combination of long-term leases and a real estate purchase, with the addition of 14 stand-alone skilled nursing operations. Of these additions, one is related to the purchase of real estate property, further expanding the Company's real estate portfolio. These new operations added a total of 1,504 operational skilled nursing beds operated by the Company's affiliated operating subsidiaries. The aggregate purchase price for these acquisitions during the nine months ended September 30, 2021 was $11,183.
In connection with the new operations made through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction.
The fair value of assets for ten of the acquisitions was concentrated in property and equipment and as such, these transactions were classified as asset acquisitions. The aggregate purchase price for the asset acquisitions during the nine months ended September 30, 2021 was $5,183. The fair value of assets for the remaining four additions was concentrated in goodwill of $6,000 and as such, the transaction was classified as a business combination.

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return. The operations added by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operations, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operating subsidiaries. The assets added during the nine months ended September 30, 2022 were not material operations to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These additions have been included in the September 30, 2022 condensed consolidated balance sheets of the Company, and the operating results have been included in the condensed consolidated statements of operations of the Company since the date the Company gained effective control.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. PROPERTY AND EQUIPMENT - NET
Property and equipment, net consists of the following:

	September 30, 2022	December 31, 2021
Land	$132,757	$121,164
Buildings and improvements	709,072	646,221
Leasehold improvements	149,056	140,012
Equipment	292,628	262,246
Furniture and fixtures	4,414	4,305
Construction in progress	13,455	10,253
	1,301,382	1,184,201
Less: accumulated depreciation	(337,917)	(295,767)
PROPERTY AND EQUIPMENT, NET	$963,465	$888,434
The Company completed the sale of assets for a sale price of $8,607 and recorded a gain of $3,467 within the Company's condensed consolidated statement of income as cost of services during the nine months ended September 30, 2022. See also Note 7, Standard Bearer and Note 9, Operation Expansions for information on acquisitions during the nine months ended September 30, 2022.

11. INTANGIBLE ASSETS - NET

		September 30, 2022			December 31, 2021
	Weighted Average Life (Years)
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Assembled occupancy	0.3	$335	$(281)	$54	$68	$(68)	$—
Facility trade name	30.0	733	(409)	324	733	(391)	342
Customer relationships	18.4	4,582	(2,429)	2,153	4,582	(2,272)	2,310
TOTAL		$5,650	$(3,119)	$2,531	$5,383	$(2,731)	$2,652

During the three and nine months ended September 30, 2022, amortization expense was $432 and $1,254, respectively, of which $289 and $866 was related to the amortization of right-of-use assets, respectively. Amortization expense was $363 and $1,087, respectively, of which $289 and $869 was related to the amortization of right-of-use assets for the three and nine months ended September 30, 2021, respectively.

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2022 (remainder)	$113
2023	234
2024	234
2025	234
2026	234
2027	234
Thereafter	1,248
$2,531

Table of Contents	THE ENSIGN GROUP, INC.
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
The Company anticipates that the majority of total goodwill recognized will be fully deductible for tax purposes as of September 30, 2022.

Provided that goodwill corresponds to the acquisition of a business and not merely the acquisition of real estate property, the Company's Standard Bearer segment appropriately does not carry a goodwill balance. The following table represents activity in goodwill by skilled service segment and "all other" category as of and for the nine months ended September 30, 2022:

	Goodwill
	Skilled Services	All Other	Total
January 1, 2022	$51,486	$8,983	$60,469
Additions	16,400	—	16,400
September 30, 2022	$67,886	$8,983	$76,869

Other indefinite-lived intangible assets consist of the following:

	September 30, 2022	December 31, 2021
Trade name	$889	$889
Medicare and Medicaid licenses	3,083	2,838
TOTAL	$3,972	$3,727

13. RESTRICTED AND OTHER ASSETS

Restricted and other assets consist of the following:

	September 30, 2022	December 31, 2021
Debt issuance costs, net	$3,974	$1,953
Long-term insurance losses recoverable asset	9,406	6,755
Capital improvement reserves with landlords and lenders	6,633	7,103
Deferred compensation plan investments	22,908	17,530
Deposits with landlords	2,524	2,606
Other	13,024	11,099
RESTRICTED AND OTHER ASSETS	$58,469	$47,046

Included in restricted and other assets as of September 30, 2022 and December 31, 2021 are anticipated insurance recoveries related to the Company's workers' compensation liabilities and general and professional liability reserves that are recorded on a gross rather than net basis in accordance with GAAP.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company implemented a non-qualified deferred compensation plan (DCP) that was effective in 2019. The DCP allows for the employee deferrals to be deposited into a rabbi trust and these funds are generally invested in individual variable life insurance contracts owned by the Company that are specifically designed to fund the deferrals. The cash surrender value of the insurance contracts is based on funds that shadow the investment allocations specified by participants in the DCP.

For the three and nine months ended September 30, 2022, the Company recorded a loss on these investments of $1,135 and $5,650, respectively, which is included in other income (expense), net. During the same periods, the Company recorded an offsetting reduction in expense of $1,055 and $5,566, respectively, allocated between cost of services and general and administrative expenses.

For the three months ended September 30, 2021, the Company recorded loss on the investment acquired in connection with our DCP that was not material. For the nine months ended September 30, 2021, the Company recorded income on the investment acquired in connection with our DCP of $940, which is included in other income (expense), net, and an offsetting expense of $1,046 between cost of services and general and administrative expenses.

14. OTHER ACCRUED LIABILITIES

Other accrued liabilities consists of the following:

	September 30, 2022	December 31, 2021
Quality assurance fee	$7,071	$6,474
Refunds payable	39,248	34,814
Resident advances	4,758	9,337
Unapplied state relief funds	3,248	1,781
Cash held in trust for patients	6,002	6,430
Dividends payable	3,051	3,035
Property taxes	12,006	9,124
Legal finding accrued	4,484	—
Other	20,325	18,415
OTHER ACCRUED LIABILITIES	$100,193	$89,410

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

15. INCOME TAXES
The Company recorded income tax expense of $47,505 and $43,220 during the nine months ended September 30, 2022 and 2021, respectively, or 22.4% of earnings before income taxes for the nine months ended September 30, 2022, compared to 22.5% for the nine months ended September 30, 2021. The effective tax rate for both periods is driven by the impact of excess tax benefits from stock-based compensation, offset by non-deductible expenses including non-deductible compensation.

The Company is not currently under examination by any major income tax jurisdiction. During 2022, the statutes of limitations will lapse on the Company's 2018 Federal tax year and certain 2017 and 2018 state tax years. The Company does not believe the Federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the nine months ended September 30, 2022 and 2021.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16. DEBT

Debt consists of the following:

	September 30, 2022	December 31, 2021
Mortgage loans and promissory notes	$157,269	$159,967
Less: current maturities	(3,914)	(3,760)
Less: debt issuance costs, net	(3,164)	(3,324)
LONG-TERM DEBT LESS CURRENT MATURITIES	$150,191	$152,883
Credit Facility with a Lending Consortium Arranged by Truist

The Company maintains a revolving credit facility between the Company and its subsidiaries, including Standard Bearer as co-borrowers, and Truist Securities (Truist) (the Revolving Credit Facility). Borrowings are supported by a lending consortium arranged by Truist. On April 8, 2022, the Company and its subsidiaries, including Standard Bearer, entered into the Amended Credit Agreement, which amended the Revolving Credit Facility to increase the revolving line of credit from $350,000 to $600,000 in aggregate principal amount. The Amended Credit Agreement also extended the maturity date of the Revolving Credit Facility to April 8, 2027 and modified the reference rate from LIBOR to SOFR. The interest rates applicable to loans under the Amended Credit Facility are, at the Company's option, equal to either a base rate plus a margin ranging from 0.25% to 1.25% per annum or SOFR plus a margin range from 1.25% to 2.25% per annum, based on the Consolidated Total Net Debt to Consolidated EBITDA ratio (as defined in the agreement). In addition, the Company and its subsidiaries, including Standard Bearer, will pay a commitment fee on the unused portion of the commitments that will range from 0.20% to 0.40% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio. Except as set forth in the Amended Credit Facility, all other terms and conditions of the Credit Facility remained in full force and effect as described below. As part of the entry into the Amended Credit Agreement, deferred financing costs of $566 were written off and additional deferred financing costs of $3,197 were capitalized during the nine months ended September 30, 2022.

Borrowings made under the Revolving Credit Facility are guaranteed, jointly and severally, by certain of the Company’s wholly-owned subsidiaries, and are secured by a pledge of stock of the Company's material operating subsidiaries as well as a first lien on substantially all of their personal property. The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Amended Credit Agreement, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of (i) a maximum consolidated total net debt to consolidated EBITDA ratio (which shall not be greater than 3.00:1.00; provided that if the aggregate consideration for approved acquisitions in a six month period is greater than $50,000, then the ratio can be increased at the election of the Company with notice to the administrative agent to 3.50:1.00 for the first fiscal quarter and the immediately following three fiscal quarters), and (ii) a minimum interest/rent coverage ratio (which cannot be less than 1.50:1.00). As of September 30, 2022, and October 24, 2022, there was no outstanding debt under the Revolving Credit Facility. The Company was in compliance with all loan covenants as of September 30, 2022.
Mortgage Loans and Promissory Notes

As of September 30, 2022, the Company's operating subsidiaries had $157,269 outstanding under the mortgage loans and notes, of which $3,914 is classified as short-term and the remaining $153,355 is classified as long-term. The Company was in compliance with all loan covenants as of September 30, 2022.

As of September 30, 2022, 23 of the Company's subsidiaries have mortgage loans insured with HUD in the aggregate amount of $154,284, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates in a range of 3.1% to 4.2%, including fixed interest rates in a range of 2.4% to 3.3% per annum. In addition to the interest rate, we incur other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees based on the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10.0% and is reduced by 3.0% in the fourth year of the loan, and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, the Company had approximately $6,710 of borrowing capacity under the Revolving Credit Facility pledged as collateral to secure outstanding letters of credit.

17. OPTIONS AND AWARDS
Stock-based compensation expense consists of stock-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2022 and 2021 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
The Company has an option plan, the 2022 Omnibus Incentive Plan (the 2022 Plan), which was approved by the Company's stockholders on May 26, 2022, and replaced the Company's prior option plan, the 2017 Omnibus Incentive Plan (the 2017 Plan). The total number of shares available for issuance under the 2022 Plan was 3,047 as of September 30, 2022.
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
Stock Options
The Company granted 145 and 463 stock options from the available plans during the three and nine months ended September 30, 2022, respectively. The Company used the following assumptions for stock options granted during the three months ended September 30, 2022 and 2021:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2022	145	3.1%	6.3 years	41.8%	0.2%
2021	151	1.0%	6.1 years	42.5%	0.3%

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company used the following assumptions for stock options granted during the nine months ended September 30, 2022 and 2021:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2022	463	2.5%	6.2 years	42.1%	0.3%
2021	496	0.9%	6.2 years	42.3%	0.3%
For the nine months ended September 30, 2022 and 2021, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2022	463	$83.41	$36.22
2021	496	$81.89	$33.45
The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended September 30, 2022 and 2021 and therefore, the intrinsic value was $0 at the date of grant.
The following table represents the employee stock option activity during the nine months ended September 30, 2022:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2022	4,038	$36.60	2,183	$21.02
Granted	463	83.41	—	—
Forfeited	(83)	57.65	—	—
Exercised	(521)	16.71	—	—
September 30, 2022	3,897	$44.37	2,127	$27.59
The following summary information reflects stock options outstanding, vested and related details as of September 30, 2022:

	Stock Options Outstanding						Stock Options Vested

				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2012	$5.56	-	$6.75	5	$15	0	5
2013	6.76	-	9.74	86	304	1	86
2014	8.94	-	16.05	417	2,060	2	417
2015	18.20	-	21.39	235	1,825	3	235
2016	15.93	-	16.86	216	1,425	4	216
2017	15.80	-	19.41	255	1,464	5	239
2018	22.49	-	32.71	483	6,844	6	337
2019	41.07	-	45.76	604	9,592	7	315
2020	44.84	-	59.49	560	13,484	8	186
2021	73.47	-	83.64	579	18,832	9	91
2022	$79.79		$90.50	457	16,557	10	—
TOTAL				3,897	$72,402		2,127

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The aggregate intrinsic value of options outstanding, vested and expected to vest as of September 30, 2022 and December 31, 2021 is as follows:

Options	September 30, 2022	December 31, 2021
Outstanding	$139,784	$191,242
Vested	110,617	137,382
Expected to vest	26,783	48,548
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options. The aggregate intrinsic value of options that vested during the nine months ended September 30, 2022 and 2021 was $15,810 and $18,500, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2022 and 2021 was $36,151 and $31,167, respectively.
Restricted Stock Awards
The Company granted 41 and 199 restricted stock awards from the available plans during the three and nine months ended September 30, 2022, respectively. The Company granted 51 and 195 restricted stock awards during the three and nine months ended September 30, 2021, respectively. All awards were granted at an issue price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the nine months ended September 30, 2022 and 2021 ranged from $73.17 to $90.50 and $82.20 to $93.31, respectively. The fair value per share includes quarterly stock awards to non-employee directors.
A summary of the status of the Company's non-vested restricted stock awards as of September 30, 2022 and changes during the nine months ended September 30, 2022 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2022	549	$52.16
Granted	199	79.45
Vested	(241)	54.39
Forfeited	(21)	55.45
Non-vested at September 30, 2022	486	$62.07
During the three and nine months ended September 30, 2022, respectively, the Company granted 4 and 13 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors from the 2017 and 2022 Plan. The fair value per share of these stock awards ranged from $75.33 to $83.93 based on the market price on the grant date.
Long-Term Incentive Plan
On August 27, 2019, the Board approved the Long-Term Incentive Plan (the 2019 LTI Plan). The 2019 LTI Plan provides that certain employees of the Company who assisted in the consummation of the Spin-Off transaction are granted shares of restricted stock upon the successful completion of the Spin-Off. The 2019 LTI Plan provides for the issuance of 500 shares of Pennant restricted stock. The shares are vested over five years at 20% per year on the anniversary of the grant date. If a recipient is terminated or voluntarily leaves the Company, all shares subject to restriction or not yet vested shall be entirely forfeited. The total stock-based compensation related to the 2019 LTI Plan was approximately $248 and $638 for the three and nine months ended September 30, 2022, respectively, compared to $248 and $651 for the three and nine months ended September 30, 2021, respectively.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock-based compensation expense recognized for the Company's equity incentive plans and long-term incentive plan for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock-based compensation expense related to stock options	$2,983	$2,371	$8,289	$6,130
Stock-based compensation expense related to restricted stock awards	2,579	2,217	7,337	6,131
Stock-based compensation expense related to stock options and restricted stock awards to non-employee directors	336	494	1,055	1,508
TOTAL	$5,898	$5,082	$16,681	$13,769

In future periods, the Company expects to recognize approximately $41,668 and $29,166 in stock-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of September 30, 2022. Future stock-based compensation expense will be recognized over 3.7 and 3.4 weighted average years for unvested options and restricted stock awards, respectively. There were 1,770 unvested and outstanding options as of September 30, 2022, of which 1,671 shares are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest as of September 30, 2022 was 6.0 years.

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
The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The terms and conditions of the one stand-alone lease are substantially the same as those for the master leases described above. Total rent expense under the Master Leases was approximately $16,259 and $47,911 for the three and nine months ended September 30, 2022, respectively, and $15,445 and $43,944 for the three and nine months ended September 30, 2021, respectively.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is in compliance with requirements of the Master Leases as of September 30, 2022.

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
The Company has entered into multiple lease agreements with various landlords to operate newly constructed state-of-the-art, full-service healthcare resorts. The term of each lease is 15 years with two five-year renewal options and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. The Company also leases certain affiliated operations and certain administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense for continuing operations inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $38,940 and $111,976 for the three and nine months ended September 30, 2022, respectively, and $35,646 and $103,598 for the three and nine months ended September 30, 2021, respectively.
Forty-eight of the Company’s affiliated facilities, excluding the facilities that are operated under the Master Leases with CareTrust, are operated under eight separate master lease arrangements. In the first quarter of 2022, the Company added an operation and extended the term for one of the separate master leases to 14 remaining years. As a result, the lease liabilities and right-of-use assets increased by $120,349 to reflect the new lease obligations. In the third quarter of 2022, the Company added four new operations to one of the separate master leases. As a result, the lease liabilities and right-of-use assets increased by $32,853 to reflect the new lease obligations. Under these master leases, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
During the three months ended September 30, 2022, Standard Bearer acquired the real estate of three skilled nursing operations, which were previously under separate long-term lease arrangements. The aggregate reduction in the carrying value of the Company's lease liabilities and right-of-use assets related to this acquisition is $10,080.

The components of operating lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Rent - cost of services(1)	$38,907	$35,623	$111,897	$103,534
General and administrative expense	33	23	79	64
Depreciation and amortization(2)	289	289	866	869
Variable lease costs(3)	4,121	3,582	13,256	10,719
	$43,350	$39,517	$126,098	$115,186
(1)Rent- cost of services includes deferred rent expense adjustments of $111 and $351 for the three and nine months ended September 30, 2022, respectively and $125 and $346 for the three and nine months ended September 30, 2021, respectively. Additionally, rent- cost of services includes other variable lease costs such as CPI increases and short-term leases of $1,758 and $3,997 for the three and nine months ended September 30, 2022, respectively, and $1,127 and $2,543 for the three and nine months ended September 30, 2021, respectively.
(2)Depreciation and amortization is related to the amortization of favorable and direct lease costs.
(3)Variable lease costs, including property taxes and insurance, are classified in cost of services in the Company's condensed consolidated statements of income.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future minimum lease payments for all leases as of September 30, 2022 are as follows:

Year	Amount
2022 (remainder)	$37,045
2023	147,092
2024	146,501
2025	146,393
2026	146,288
2027	145,770
Thereafter	1,330,030
TOTAL LEASE PAYMENTS	2,099,119
Less: present value adjustment	(778,451)
PRESENT VALUE OF TOTAL LEASE LIABILITIES	1,320,668
Less: current lease liabilities	(60,951)
LONG-TERM OPERATING LEASE LIABILITIES	$1,259,717
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of September 30, 2022, the weighted average remaining lease term is 15.1 years and the weighted average discount rate used to determine the operating lease liabilities is 6.8%.
Subsequent to September 30, 2022, the Company expanded its operations through long-term lease arrangements with the addition of eight stand-alone skilled nursing operations, adding a total of 1,051 operational skilled nursing beds operated by the Company's affiliated operating subsidiaries. Of the eight, six are part of two new separate master lease agreements and the remaining are part of a separate existing amended master lease agreement. The aggregate impact to the fair value of lease liabilities and right-of-use assets related to both the new long-term lease arrangement and the separate amended master lease agreement is estimated to be approximately $78,505.
Lessor Activities

In connection with the Spin-Off, Ensign affiliates retained ownership of the real estate at 29 senior living operations that were contributed to Pennant. Between October 2019 and September 30, 2022, the Company transferred three additional senior living operations to Pennant. In the second quarter of 2022, the Company completed the sale of real estate associated with two of the senior living operations operated by Pennant and also transferred one senior living operation operated by Pennant back to Ensign affiliates. As of September 30, 2022, Ensign affiliates retained ownership of the real estate for these 29 senior living communities. All of these properties are leased to Pennant on a triple-net basis, whereas the respective Pennant affiliates are responsible for all costs at the properties including: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The initial terms range between 14 to 16 years.

Total rental income from all third-party sources for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Pennant(1)	$3,664	$3,468	$11,169	$10,396
Other third-party	458	465	1,381	1,441
	$4,122	$3,933	$12,550	$11,837
(1) Pennant rental income includes variable rent such as property taxes of $331 and $988 during the three and nine months ended September 30, 2022 and $301 and $881 for the three and nine months ended September 30, 2021.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future annual rental income for all leases as of September 30, 2022 were as follows:

Year	Amount(1)
2022 (remainder)	$4,146
2023	16,234
2024	15,737
2025	15,391
2026	15,166
2027	15,166
Thereafter	79,171
TOTAL	$161,011
(1) Annual rental income includes base rents and variable rental income pursuant to existing leases as of September 30, 2022.

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
U.S. House of Representatives Select Subcommittee Request — In 2020, the U.S. House of Representatives Select Subcommittee on the Coronavirus Crisis launched a nation-wide investigation into the COVID-19 pandemic, which included the impact of the coronavirus on residents and employees in nursing homes. In June 2020, the Company received a document and information request from the House Select Subcommittee in connection with its investigation. The Company has cooperated in responding to this inquiry. In July 2022, the Company received a follow up request for additional documents and information. The Company responded to this request, and continues to cooperate with the House Select Subcommittee in connection with its investigation. However, it is not possible to predict the ultimate outcome of any such investigation or whether and what other investigations or regulatory responses may result from the process, which could have a material adverse effect on our reputation, business, financial condition, and results of operations.
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
Medicare Revenue Recoupments — The Company's independent operating entities are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments as a result of Recovery Audit Contractors (RAC), Program Safeguard Contractors, and Medicaid Integrity Contractors programs (collectively referred to as Reviews). For several months during the COVID-19 pandemic, the Centers for Medicare and Medicaid Services (CMS) suspended its Targeted Probe and Educate Program. Beginning in August 2020, CMS resumed Targeted Probe and Educate Program activity. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. The Company anticipates that these Reviews could increase in frequency in the future. As of September 30, 2022 and since, 27 of the Company's independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for 53.5% and 54.0% of its total accounts receivable as of September 30, 2022 and December 31, 2021, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 73.7% and 73.5% of the Company's revenue for the three and nine months ended September 30, 2022, respectively, and 73.6% for both the three and nine months ended September 30, 2021.
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of October 24, 2022, the Company had approximately $701 in uninsured cash deposits. All uninsured bank deposits are held at high quality credit institutions.

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
Overview
We are a provider of health care services across the post-acute care continuum, engaged in the operation, ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare related properties and other ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. Our operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, senior living and other ancillary services. As of September 30, 2022, we offered skilled nursing, senior living and rehabilitative care services through 259 skilled nursing and senior living facilities. Of the 259 facilities, we operated 182 facilities under long-term lease arrangements and have options to purchase 11. Our real estate portfolio includes 106 owned real estate properties, which included 77 facilities operated and managed by us, 29 senior living operations leased to and operated by The Pennant Group, Inc., or Pennant, as part of the spin-off transaction that occurred in October 2019 (Spin-Off), and the Service Center location. Of the 29 real estate operations leased to Pennant, one senior living operation is located on the same real estate property as a skilled nursing facility that we own and operate.
The following table summarizes our affiliated facilities and operational skilled nursing beds and senior living units by ownership status as of September 30, 2022:

	Owned and Operated	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total for Facilities Operated
Number of facilities	77	11	171	259
Percentage of total	29.7%	4.2%	66.1%	100.0%
Operational skilled nursing beds	7,650	1,145	17,835	26,630
Percentage of total	28.7%	4.3%	67.0%	100.0%
Senior living units	1,690	178	1,146	3,014
Percentage of total	56.1%	5.9%	38.0%	100.0%

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
During the nine months ended September 30, 2022, we acquired the real estate of eight skilled nursing facilities, all of which were leased to certain of our operating subsidiaries through the Standard Bearer Master Leases for a purchase price of $65.6 million. Of the eight, three were previously operated and managed by us. The resulting real estate portfolio in Standard Bearer consists of a select 101 of our 106 owned real estate properties. Of the 101 owned real estate properties in Standard Bearer, 73 facilities are operated by Ensign operating subsidiaries and 29 facilities are leased to and operated by Pennant. Of the 29 real estate operations leased to Pennant, one senior living operation is located on the same real estate property as a skilled nursing facility that we own and operate. Subsequent to September 30, 2022, we expanded our real estate portfolio with the addition of one skilled nursing property with an estimated total purchase price of $8.0 million.
As of September 30, 2022, the fair value of Standard Bearer's real estate portfolio is approximately $1.1 billion. The fair value was determined by a third party independent valuation specialist and incorporated each property's rental income, capitalization rate, rental yield rate and discount rate.
In January 2022, as part of the formation of Standard Bearer, certain of our operating subsidiaries and the 73 Standard Bearer subsidiaries entered into five "triple-net" master lease agreements (collectively, the Standard Bearer Master Leases). The lease period ranges from 15 to 19 years with three five-year renewal options beyond the initial term, on the same terms and conditions. The rent structure under the Standard Bearer Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the operating subsidiaries are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total annual rental income under the Standard Bearer Master Lease is approximately $60.1 million. In addition, as we expand our real estate portfolio through our acquisition strategy, we anticipate that the acquired real estate will be included in Standard Bearer.
Standard Bearer has no employees. Personnel and services provided to Standard Bearer by the Service Center are pursuant to the management agreement between Standard Bearer and the Service Center. The management agreement provides for a base management fee and an incentive management fee, payable in cash, among other terms. The base management fee for each applicable period is equal to 5.0% of the total revenue of Standard Bearer. The incentive management fee is equal to 5.0% of funds from operations (FFO) and is capped at 1.0% of total revenue. In addition, operating expenses incurred by the Service Center on Standard Bearer's behalf, which includes the cost of legal, tax, consulting, accounting and other similar services rendered by the Service Center, its advisers or other third parties, are reimbursed by Standard Bearer. During the three and nine months ended September 30, 2022, the Service Center management fee was $1.1 million and $3.2 million, respectively, both of which represent 6% of total Standard Bearer rental revenue.

Standard Bearer will obtain its funding through various sources including operating cash flows, access to debt arrangements and intercompany loans. The intercompany debt arrangements include mortgage loans and the Revolving Credit Facility to fund acquisitions and working capital needs. As part of the Amended Credit Agreement discussed in Note 16, Debt, the interest rates applicable to loans under the Revolving Credit Facility were amended, such that the rates are, at the Company's option, equal to either a base rate plus a margin ranging from 0.25% to 1.25% per annum or SOFR plus a margin range from 1.25% to 2.25% per annum. As of September 30, 2022, there is $44.8 million outstanding under the intercompany credit revolver. There is also an intercompany mortgage loan amount of $93.0 million which is subject to a fixed interest rate. In addition, third party debt held by the Department of Housing and Urban Development (HUD) mortgage loans and promissory notes outstanding in an aggregate amount of $157.3 million, and are included in Standard Bearer.
In the second quarter of 2022, Standard Bearer established shareholders of its preferred shares through contributions of cash of $0.1 million. These preferred shares were fully vested at the time of the contributions by the shareholders. In addition, as part of the formation of Standard Bearer in January of 2022, we established the Standard Bearer Healthcare REIT, Inc. 2022 Omnibus Incentive Plan (Standard Bearer Equity Plan). In the second quarter of 2022, Standard Bearer sold fully vested common shares from the Standard Bearer Equity Plan to shareholders for cash of $6.5 million. We did not grant any stock options nor restricted shares during the three and nine months ended September 30, 2022.
Revolving Credit Facility Amendment — On April 8, 2022, we entered into the Second Amendment to the Third Amended and Restated Credit Facility (such agreement, the Amended Credit Agreement, and the revolving credit facility thereunder, the Revolving Credit Facility), which increased the Revolving Credit Facility by $250.0 million to an aggregate principal amount of up to $600.0 million. Pursuant to the Amended Credit Agreement, the Company transitioned from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR) as the applicable reference rate for borrowings under the Revolving Credit Facility. The maturity date of the Amended Credit Facility is April 8, 2027. Borrowings are supported by a lending consortium arranged by Truist Securities (Truist). The interest rates applicable to loans under the Revolving Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 0.25% to 1.25% per annum or SOFR plus a margin range from 1.25% to 2.25% per annum, based on the Consolidated Total Net Debt to Consolidated EBITDA ratio (as defined in the Amended Credit Agreement). In addition, we will pay a commitment fee on the unused portion of the commitments, which will range from 0.20% to 0.40% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio. As part of the entry into the Amended Credit Agreement, deferred financing costs of $0.6 million were written off and additional deferred financing costs of $3.2 million were capitalized during the nine months ended September 30, 2022.
Coronavirus Update — We are continuing to closely monitor the impact of the global COVID-19 pandemic on our business. In October 2022, the public health emergency (PHE) was extended through January 11, 2023. Our primary focus continues to be the health and safety of our patients, residents, employees and their respective families. We continue to implement measures necessary to provide the safest possible environment within our sites of service, taking into consideration the vulnerable nature of our patients and the unique exposure risks of our staff.
We continue to execute on key initiatives to rebuild occupancy lost due to the pandemic. During the third quarter of 2022, our combined Same Facilities and Transitioning Facilities occupancy increased by 2.9% compared to the third quarter of 2021 and 1.1% compared to the second quarter of 2022. The improvements in occupancy were due to our operations developing innovative approaches to confront the occupancy declines, including strategic partnerships with upstream and downstream continuum partners and increasing clinical competencies to treat high-acuity patients, including those that are COVID-19 positive. Even with COVID-19 demands waning, the partnerships developed during the pandemic will continue to benefit us into the future. By strengthening existing partnerships, creating new partnerships and most importantly, demonstrating clinical capabilities and favorable outcomes, our census has continued to stabilize. We believe our operations will continue to gain additional market share as a result of relationships with acute care providers and other health care partners.
During the three and nine months ended September 30, 2022, we received an additional $20.3 million and $65.0 million in state relief funding, respectively, and recognized $21.4 million and $63.5 million as revenue, respectively. During the three and nine months ended September 30, 2021, we received $17.8 million and $50.3 million in state relief funding and recognized $19.2 million and $52.4 million, respectively, as revenue.
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

Common Stock Repurchase Program — On July 28, 2022, the Board of Directors approved a stock repurchase program pursuant to which we could repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from August 2, 2022. On February 9, 2022, the Board of Directors approved a stock repurchase program pursuant to which we could repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from February 10, 2022. In the second quarter of 2022, we repurchased 0.3 million shares of our common stock for $20.0 million. This repurchase program expired upon the repurchase of the fully authorized amount under the plan. We did not repurchase any shares during the third quarter of 2022.
Facility Information
The following table sets forth the location of our operated and owned facilities by type as well as the number of beds and units located at operated and owned facilities as of September 30, 2022:

	TX	CA	AZ	UT	CO	WA	ID	NE	IA	SC	WI	NV	KS	Total
Number of operated facilities
Skilled nursing operations	71	50	29	18	14	13	11	4	4	4	2	2	—	222
Senior living operations	1	—	1	2	5	1	—	1	—	—	—	—	—	11
Campuses(1)	4	3	5	1	1	—	1	2	2	—	—	—	7	26
Number of operated beds/units
Operational skilled nursing beds	9,119	5,296	4,436	1,991	1,313	1,227	984	413	368	424	100	358	601	26,630
Senior living units	505	197	759	163	725	98	21	302	31	—	—	—	213	3,014
Number of owned and operated facilities
Skilled nursing properties	18	10	8	7	4	2	5	1	—	4	2	—	—	61
Senior living communities	1	—	—	—	3	—	—	1	—	—	—	—	—	5
Campuses(1)	2	1	4	—	—	—	—	—	—	—	—	—	4	11
Number of owned and operated beds/units
Owned skilled nursing beds	2,268	1,182	1,530	684	356	204	454	88	—	424	100	—	360	7,650
Owned Senior living units	439	42	356	—	461	—	—	263	—	—	—	—	129	1,690
Number of owned and not operated facilities
Senior living properties	6	2	1	—	—	—	—	—	—	—	19	1	—	29
(1) Campuses represent facilities that offer both skilled nursing and senior living services.

During the nine months ended September 30, 2022, we expanded our operations and real estate portfolio through a combination of long-term leases and real estate purchases, with the addition of 11 stand-alone skilled nursing operations. Of these additions, Standard Bearer acquired the real estate of five of the stand-alone skilled nursing operations, which were leased back to Ensign affiliated entities. In addition, we purchased the real estate of three skilled nursing properties which our affiliated operating subsidiaries already operated, further expanding our real estate portfolio. We also added five senior living operations that were transferred from Pennant, three of which are part of campuses operated by our affiliated operating subsidiaries. These new operations added a total of 1,553 operational skilled nursing beds and 674 operational senior living units to be operated by our affiliated operating subsidiaries. Additionally, we invested in new ancillary services that are complementary to our existing businesses.
Subsequent to September 30, 2022, we expanded our operations through a combination of long-term leases and real estate purchases, with the addition of nine stand-alone skilled nursing operations. Of these additions, Standard Bearer acquired the real estate of one of these operations, which was leased back to an Ensign affiliated entity. These new operations added 1,115 operational skilled nursing beds to be operated by our affiliated operating subsidiaries.

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

The following table summarizes our overall skilled mix from our skilled nursing services for the periods indicated as a percentage of our total skilled nursing routine revenue and as a percentage of total skilled nursing patient days:

	Three Months Ended September 30,		Nine Months Ended September 30,
Skilled Mix:	2022	2021	2022	2021
Days	31.6%	30.5%	32.1%	31.8%
Revenue	51.6%	50.7%	52.3%	52.5%

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

The following table summarizes our overall occupancy statistics for skilled nursing operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Occupancy for skilled services:	2022	2021	2022	2021
Operational beds at end of period	26,630	24,736	26,630	24,736
Available patient days	2,440,900	2,267,797	7,047,179	6,590,429
Actual patient days	1,846,699	1,665,967	5,287,690	4,775,274
Occupancy percentage (based on operational beds)	75.7%	73.5%	75.0%	72.5%
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
Revenue Sources

The following table sets forth our total service revenue by payor source generated by our skilled services segment and other service revenue and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	Skilled Services		Other Service Revenue		Total Service Revenue
	2022	2021	2022	2021	2022	2021
Medicaid(1)	$295,927	$263,072	$6,688	$3,936	$302,615	$267,008
Medicare	211,104	176,660	—	—	211,104	176,660
Medicaid-skilled	50,643	45,308	—	—	50,643	45,308
Subtotal	557,674	485,040	6,688	3,936	564,362	488,976
Managed care	132,663	114,917	—	—	132,663	114,917
Private and other(2)	48,981	42,118	19,877	18,586	68,858	60,704
TOTAL SERVICE REVENUE	$739,318	$642,075	$26,565	$22,522	$765,883	$664,597

	Three Months Ended September 30,
	Skilled Services		Other Service Revenue		Total Service Revenue
	2022	2021	2022	2021	2022	2021
Medicaid(1)	40.0%	41.0%	25.2%	17.5%	39.5%	40.2%
Medicare	28.6	27.5	—	—	27.6	26.6
Medicaid-skilled	6.8	7.1	—	—	6.6	6.8
Subtotal	75.4	75.6	25.2	17.5	73.7	73.6
Managed care	17.9	17.9	—	—	17.3	17.3
Private and other(2)	6.7	6.5	74.8	82.5	9.0	9.1
TOTAL SERVICE REVENUE	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1) Medicaid payor includes revenue generated from senior living operations and revenue related to FMAP and other COVID-19 related state funding.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services.

	Nine Months Ended September 30,
	Skilled Services		Other		Total Service Revenue
	2022	2021	2022	2021	2022	2021
Medicaid(1)	$845,341	$738,484	$17,750	$11,337	$863,091	$749,821
Medicare	610,009	536,971	—	—	610,009	536,971
Medicaid-skilled	146,355	128,041	—	—	146,355	128,041
Subtotal	1,601,705	1,403,496	17,750	11,337	1,619,455	1,414,833
Managed care	389,036	336,225	—	—	389,036	336,225
Private and other(2)	137,826	116,272	57,069	55,152	194,895	171,424
TOTAL SERVICE REVENUE	$2,128,567	$1,855,993	$74,819	$66,489	$2,203,386	$1,922,482

	Nine Months Ended September 30,
	Skilled Services		Other		Total Service Revenue
	2022	2021	2022	2021	2022	2021
Medicaid(1)	39.7%	39.8%	23.7%	17.1%	39.2%	39.0%
Medicare	28.7	28.9	—	—	27.7	27.9
Medicaid-skilled	6.8	6.9	—	—	6.6	6.7
Subtotal	75.2	75.6	23.7	17.1	73.5	73.6
Managed care	18.3	18.1	—	—	17.7	17.5
Private and other(2)	6.5	6.3	76.3	82.9	8.8	8.9
TOTAL SERVICE REVENUE	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1) Medicaid payor includes revenue generated from senior living operations and revenue related to FMAP and other COVID-19 related state funding.
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

Standard Bearer
We generate rental revenue primarily by leasing post-acute care properties we acquired to healthcare operators under triple-net lease arrangements, whereby the tenant is solely responsible for the costs related to the property, including property taxes, insurance and maintenance and repair costs, subject to certain exceptions. As of September 30, 2022, our real estate portfolio within Standard Bearer is comprised of 101 real estate properties. Of these properties, 73 are leased to affiliated skilled nursing facilities wholly-owned and managed by us and 29 are leased to senior living operations wholly-owned and managed by Pennant. Of the 29 real estate operations leased to Pennant, one senior living operation is located on the same real estate property as a skilled nursing facility that we own and operate. During the three and nine months ended September 30, 2022, we generated rental revenues of $18.7 million and $53.5 million, respectively, of which $15.0 million and $42.3 million, respectively, was derived from affiliated wholly-owned healthcare operators, and therefore eliminated in consolidation.
Other

Within our senior living operations, we generate revenue primarily from private pay sources, with a portion earned from Medicaid payors or through other state-specific programs. In addition, we hold majority membership interests in certain of our other ancillary operations. Payment for these services varies and is based upon the service provided. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk.

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
•Accountable Care Organizations and Reimbursement Reform — A significant goal of U.S. federal health care reform is to transform the delivery of health care by changing reimbursement to reflect and support the quality and safety of care that providers deliver, increase efficiency and reduce growth in spending. Reimbursement models that provide financial incentives to encourage efficiency, affordability and high-quality care have been developed and implemented by government and commercial third-party payers. The most prolific of these models, the Accountable Care Organization (ACO) model, incentivizes groups of providers to share in savings that are achieved through the coordination of care and chronic disease management of an assigned patient population. Reimbursement methodology reform includes Value-Based Purchasing (VBP), in which a portion of provider reimbursement is redistributed based on relative performance, or improvement on designated economic, clinical quality and patient satisfaction metrics. In addition, the Centers for Medicare and Medicaid Services (CMS) has implemented Episode-based demonstration, voluntary and mandatory payment initiatives that bundle acute care and post-acute care reimbursement. These bundled payment models incentivize cross-continuum care coordination and include financial and performance accountability for episodes of care. These reimbursement methodologies and similar programs are likely to continue and expand, both in government and commercial health plans. Many of our operations already participate in ACOs. With our focus on quality care and strong clinical outcomes, Ensign is well-positioned to benefit from these outcome-based payment models.
We believe the post-acute industry has been and will continue to be impacted by several other trends. The use of long-term care (LTC) insurance is increasing among seniors as a means of planning for the costs of skilled nursing services. In addition, as a result of increased mobility in society, reduction of average family size and the increased number of two-wage earner couples, more residents are looking for alternatives outside the family for their care.

GOVERNMENT REGULATION
General
Healthcare is an area of extensive and frequent regulatory change. Changes in the law or new interpretations of existing laws may have a significant impact on revenue, costs and business operations. Our independent operating subsidiaries that provide healthcare services are subject to federal, state and local laws relating to, among other things, licensure, quality and adequacy of care, physical plant requirements, life safety, personnel and operating policies. In addition, these same subsidiaries are subject to federal and state laws that govern billing and reimbursement, relationships with vendors, business relationships with physicians and workplace protection for healthcare staff. Such laws include the Anti-Kickback Statute (AKS), the federal False Claims Act (FCA), the Stark Law, the Health Care Emergency Temporary Standard and state corporate practice of medicine statutes.

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
Temporary suspension of certain patient coverage criteria and documentation and care requirements - The Coronavirus Aid, Relief and Economic Security Act of 2020 (the CARES Act) and a series of temporary waivers and guidance issued by CMS suspended various Medicare patient coverage criteria to ensure patients continue to have adequate access to care, notwithstanding the burdens placed on healthcare providers as related to the COVID-19 pandemic. Many of these regulatory waivers were issued pursuant to Section 1135 of the Social Security Act, which authorizes the HHS Secretary to temporarily waive or modify Medicare and Medicaid requirements for affected health care providers and facilities following the declaration of a PHE (Section 1135 Waivers). HHS also waived requirements specific to SNFs pursuant to its authority under Section 1812(f) of the Social Security Act (Section 1812(f) Waiver, and together with the Section 1135 Waivers, the Emergency Waivers).

Pursuant to the Emergency Waivers, CMS also authorized temporary waivers on medical review requirements, effective March 1, 2020. In addition, in March of 2020, CMS also downgraded the priority for scheduled program audits and contract-level Risk Adjustment Data Validation audits for Medicare Advantage organizations, Part D sponsors, Medicare-Medicaid Plans and Programs of All-Inclusive Care for the Elderly organizations. Reducing the priority of those standard or scheduled audit activities allows providers, CMS and other organizations to focus on patient care, including directing audit activities toward infection control. CMS stated that this reprioritization of its audit activities would be time-limited and normal activities began to occur in 2022.
Beginning on May 7, 2021, CMS started to end certain Emergency Waivers related to the COVID-19 pandemic, beginning with waivers regarding data reporting and resident grouping, transfer and discharge. On April 7, 2022, CMS announced the expiration of additional Emergency Waivers in place for SNF and LTC facilities, with other Emergency Waivers for other residential facilities other than hospitals and critical access hospitals, that expired on June 6, 2022.

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
The Emergency Waivers that expired on June 6, 2022 were: (1) waivers of SNF physical environment conditions for temporary use facilities (including COVID-19 treatment locations) and use of interior or non-residential space within a SNF to accommodate residents; (2) waivers of requirements for timely preventative maintenance for certain equipment, including dialysis equipment; (3) the waiver of inspection, testing and maintenance for the facilities and medical equipment used within ICFs and SNFs; (4) the waiver of inspection, testing and maintenance for compliance with applicable life safety codes and health care facility codes for intermediate care facilities (ICFs) and SNFs; (5) the waiver of CMS’s requirement for ICFs and SNFs to have an exterior door or window in every room used for sleeping; (6) life safety code waivers of quarterly fire drills and allowing SNFs to erect temporary walls and barriers between patients; (7) waiving CMS’s minimum training requirements for paid feeding assistants in LTC facilities; (8) CMS’s waiver of its requirement for nurse aides within SNFs to receive at least 12 hours of annual in-service training; and (9) the waiver of an SNF’s normal obligation not to employ any nursing aid longer than 4 months if he or she does not satisfy federal training and certification requirements.
The Emergency Waivers that did not expire on June 6, 2022, including the three-day inpatient hospital qualifying stay, remain in effect. As patients qualify for skill-in-place for Medicare Part A stays, we could see a decrease in LTC Medicare Part B programs. CMS may terminate other Emergency Waivers affecting SNF and other LTC facilities in the future and these terminations may occur quickly and with little public notice. Due to the prevalence of waves of COVID-19 variants, it is unclear when the remaining Emergency Waivers will expire.
Examples of the Emergency Waivers still in effect as of October 1, 2022 include, but are not limited to the following: (1) approving temporary transfer, discharge and cohorting of patients to ensure that facilities can separate COVID-19 negative patients from those that are positive for or have been exposed to the virus; (2) allowing SNFs to provide a skill-in-place program for Medicare beneficiaries who are residents of the SNFs that meet the skill-in-place criteria, foregoing the usual three-day qualifying hospital stay; and (3) temporarily waiving certain documentation and reporting requirements regarding patient admission, transfer and discharge (e.g., Patients Over Paperwork). Some States have also waived regulations to ease regulatory burdens on the healthcare industries. It remains uncertain when federal and state regulators will resume enforcement of those regulations, which remain waived or are otherwise not being enforced during the PHE. We believe these regulatory actions could contribute to changes in skilled mix, which may have been different without the existence of the Emergency Waivers.
Resuming visitation and resident rights — CMS has issued guidance to facilities throughout the PHE regarding patients’ rights to visitation. While the CMS guidance issued in March 2020 directed facilities to severely restrict visitation, CMS has subsequently provided guidance through the course of the pandemic (and most recently updated on March 10, 2022) that broadens visitation and provides guidance on visitation procedures. On September 23, 2022, CMS updated its guidance regarding visitation to nursing homes, requiring the use of masks or face coverings when the county where the facility is located has a high rate of COVID-19 transmission, encouraged the use of masks or face coverings regardless of COVID-19 transmission status, but allowed residents and visitors to choose not to wear masks or face coverings when alone in the resident's room or in a dedicated visitation area. This guidance also clarified CMS's guidance for isolation of known or suspected positive cases, exposure to positive cases and encouraged distancing during large group gatherings within the facility.

Testing requirements — Beginning in April 2020, authorities in several states in which our independent operating subsidiaries are located began to mandate widespread COVID-19 testing at all nursing home and LTC facilities. This came after the Centers for Disease Control and Prevention (CDC) stated that older adults are at a higher risk for serious illness from the coronavirus and issued updated testing guidelines for nursing homes. Some of these states were also publicly reporting COVID-19 outbreaks in facilities. On April 27, 2021, CMS issued revised parameters for testing, specifying that the requirement for routine testing of staff applies only to those staff members that are unvaccinated - fully vaccinated staff do not have to be routinely tested. CMS's interim final rule (IFR) released on September 23, 2022 regarding COVID-19 testing stated that routine testing of staff for COVID-19 is no longer generally recommended without exposure to COVID-19. This guidance clarified that individuals who show symptoms of COVID-19, regardless of vaccination status, should be tested for COVID-19 as soon as possible. Additionally, this IFR called for testing of residents and staff and investigation of an outbreak when there is a single positive COVID-19 case among residents or staff of the LTC facility.
Federal and state COVID-19 vaccination requirements — As the Pfizer, Moderna, Johnson & Johnson and Novavax vaccines received FDA approval, CMS developed an IFR requiring all workers within Medicare and Medicaid-participating nursing homes to be vaccinated against COVID-19 as a condition of participation in the Medicare and Medicaid programs. In addition, OSHA introduced an emergency temporary standard (ETS) requiring employers with more than 100 employees to mandate that its employees be fully vaccinated against COVID-19 or submit to weekly testing for the virus. Both CMS’s IFR and OSHA’s ETS for vaccination were challenged in court and halted from enforcement in certain states.
In addition to the IFR mandating vaccinations for health facility workers, several states where our independent operating facilities are located have issued vaccine mandates that apply to facility staff. These vaccine mandates are largely aligned with CMS's requirements. For example, California issued an order requiring adult care facilities and direct care workers to be vaccinated as well, and for all affected workers to be fully vaccinated by November 30, 2021. The order was expanded to allow workers who had completed their primary vaccination series and contracted COVID-19 since becoming fully vaccinated to defer the receipt of a vaccine booster dose by up to 90 days after infection with COVID-19; otherwise, booster vaccine doses were required to be completed by March 1, 2022.
Reporting requirements — In accordance with CMS reporting guidance, SNFs are required to report to the CDC National Health Safety Network certain information related to COVID-19 cases on a weekly basis. Facilities are also required to provide residents and staff with vaccine education and offer vaccines, when available, to residents and staff. The IFR published on August 23, 2021 requires facilities to develop policies and procedures to ensure the availability of the COVID-19 vaccine to residents and staff and to educate residents and staff concerning the benefits, risks and potential side effects associated with the vaccine. CMS may initiate enforcement activities and assess civil monetary penalties for not meeting any of these COVID-19 related reporting requirements under this IFR. We do not believe these COVID-19 related requirements will have a material impact on our condensed consolidated financial statements.
Survey Activity and Enforcement — In response to the COVID-19 pandemic environment, CMS included infection controls as part of its survey process along with updating its patients' and residents' rights to receive visitor guidance. The spectrum of remedies available to CMS for imposition includes increased monetary fines, shortened time periods to return to compliance and other administrative penalties for deficiencies.
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
Skilled Nursing Facility - Quality Reporting Program (SNF QRP)
The Improving Medicare Post-Acute Care Transformation Act of 2014 (IMPACT Act) provided data reporting requirements for certain Post-Acute-Care (PAC) providers. The IMPACT Act requires that each SNF submit their quality measures data. If a SNF does not submit required quality data, their payment rates are reduced by 2.0% for each such fiscal year. Application of the 2.0% reduction may result in payment rates for a fiscal year being less than the preceding fiscal year. In addition, reporting-based reductions to the market basket increase factor will not be cumulative; they will only apply for the fiscal year involved. A SNF's Medicare Administrative Contractor will issue the facility a notice of non-compliance if it does not satisfy its Quality Reporting Program (QPR) reporting requirements.
The SNF QRP standardized a number of standardized patient assessment data elements. The SNF QRP applies to freestanding SNFs, SNFs affiliated with acute care facilities and all non-critical access hospital swing-bed rural hospitals.
On July 29, 2021, two new reporting measures were required under the SNF QRP. Starting with the FY 2023 SNF QRP, SNFs are required for the first time to report the SNF Healthcare-Associated Infections (HAI) measure, which tracks the number of infections requiring hospitalization following a medical intervention, and the COVID-19 Vaccination Coverage among Healthcare Personnel (HCP) measure, which tracks vaccination of staff in order to assess whether SNFs are taking steps to limit the spread of COVID-19. The Transfer of Healthcare (TOH) information data SNFs must report, which is included in the Patient-Post-Acute Care measurement, will be changed to exclude SNF patients discharged to their homes under the care of either a home health service or hospice. The elimination of this information will change how the TOH is used in calculating Patient-Post-Acute Care measurement, and may have an impact on our quality ratings and reimbursement from Medicare and Medicaid on a prospective basis.
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
On July 29, 2022, CMS announced the adoption of a process measure for influenza vaccination coverage among healthcare personnel within SNFs. This measure will be determined by the percentage of SNF healthcare personnel who receive an influenza vaccine any time from when it first became available through March 31 of the following year. SNFs will begin submitting this data to CMS through the CDC National Healthcare Safety Network beginning on October 1, 2022 through March 31, 2023.
Additionally, CMS revised certain SNF data reporting requirements, including the transfer of health information measures and certain patient assessment data elements, including ethnicity, preferred language, health literacy, and social isolation, until October 1, 2023.
Medicare Annual Payment Rule
CMS is required to calculate an annual Medicare market-basket update to the payment rates. On July 31, 2020, CMS issued a final rule for fiscal year 2021 that updates the Medicare payment rates and the quality programs for SNFs. Under the final rule, effective October 1, 2020, the aggregate payments to SNFs increased by 2.2% for fiscal year 2021, compared to fiscal year 2020. This estimated increase is attributable to a net 2.2% market basket increase factor.
On July 29, 2022, CMS issued a final rule for fiscal year 2023 that updates the Medicare payment rates to aggregate net market basket increased by 2.7%. The increase is resulted from the 5.1% update to the market basket, which is based on a 3.9% current year market basket increase plus a 1.5% market basket error adjustment, less a 0.3% productivity adjustment and a negative 2.3% adjustment as a result of the recalibrated parity adjustment. The recalibrated parity adjustment is being phased in at a rate of 2.3% per year over two years.
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

Sequestration of Medicare Rates

The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called a sequestration. Medicare FFS claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2.0% reduction in Medicare payments. All Medicare rate payments and settlements have incurred this mandatory reduction and will continue to be in place through at least 2023, unless Congress takes further action. In response to COVID-19, the CARES Act temporarily suspended the automatic 2.0% reduction of Medicare claim reimbursements for the period of May 1, 2020 through December 31, 2020. On December 27, 2020, the Consolidated Appropriations Act further suspended the 2.0% payment adjustment through March 31, 2021. On April 14, 2021, Congress extended the suspension of the 2.0% payment adjustment through December 31, 2021. On December 10, 2021, President Biden signed into law a bill to postpone the 2.0% payment adjustment through April 1, 2022; from April 1, 2022 through June 30, 2022, the 2.0% payment adjustment is reduced from 2.0% to 1.0%. To pay for the change, Congress would increase the sequester cuts by one year to fiscal year 2030. As of July 1, 2022, Medicare's sequestration cuts have reverted to 2%, which was the sequestration rate in effect before the COVID-19 PHE commenced.
Skilled Nursing Facility Value-Based Purchasing (SNF-VBP) Program

The SNF-VBP Program rewards SNFs with incentive payments based on the quality of care they provide to Medicare beneficiaries, as measured by a hospital readmissions measure. CMS annually adjusts its payment rules for SNFs using the SNF-VBP Program. To fund the SNF-VBP Program incentive payment pool, CMS withheld 2% of Medicare payments and will redistribute 60% of the withheld payments back to SNFs through the program. The program also introduced quality measures to assess how health information is shared and adopted a number of standardized patient assessment data elements that assess factors such as cognitive function and mental status, special services and social determinants of health. On July 29, 2021, CMS finalized its changes for measuring the performance period and amending the data to be reported to CMS, which impacted the SNF-VBP Program rate adjustment to account for COVID-19 impacting readmission rates and SNF admissions during the performance periods of fiscal year 2020. The deadlines for baseline period quality measure quarterly reporting and performance periods and standards will start in 2023 program year.

On July 29, 2022, CMS released the final rule electing to not apply the SNF 30-Day All-Cause Readmission Measure (SNFRM) as part of performance scoring for fiscal year 2023. CMS will still publicly report the SNFRM, but it will not affect SNF payments. The final rule for the fiscal year 2023 SNF PPS also provided for SNF-VBP program expansion beyond the use of its single, all-cause hospital readmission measure to determine payment, with the inclusion of measures in fiscal year 2026 for SNF healthcare associated infections requiring hospitalization (SNF HAI) and total nursing hours per resident day measures, and in fiscal year 2027, the discharge to community post acute care measure for SNFs, which assesses the rate of successful discharges to the community from a SNF setting.

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
Part B Rehabilitation Requirements

Some of our revenue is paid by the Medicare Part B program under a fee schedule. Part B services are limited with a payment cap by combined speech-language pathology services (SLP), physical therapy (PT) services and a separate annual cap for occupational therapy (OT) services. These caps were implemented under the authority of the Balanced Budget Amendments of 1997. These amounts were previously associated with the financial limitation amounts. The Bipartisan Budget Act of 2018 (BBA) repealed those caps while retaining and adding additional limitations to ensure appropriate therapy services. This policy does not limit the amount of medically necessary Medicare Part B therapy services a beneficiary may receive. The BBA establishes coding modifier requirements to obtain payments beyond the updated KX modifier thresholds, discussed below, and reaffirms the specific $3,000 claim audit threshold requirements for the Medicare Administrative Contractors. For PT and SLP combined the threshold for coding modifier requirements is $2,110 for 2021. The KX Modifier threshold is set at $2,150 for CY 2022 with the same threshold for OT services.

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
On December 1, 2020, CMS issued the calendar year 2021 Physician Fee Schedule (PFS) Final Rule, which reduced the conversion factor (i.e. the number by which CMS determine all current procedural terminology code payments) by 10.2%. These changes lowered the reimbursement rate for therapy Medicare Part B specialty providers by 9% for PT and OT and by 6% for SLP codes. These reductions were mitigated by the Consolidated Appropriations Act of 2021 (CAA, also referred to as The Omnibus Appropriations Law), which was signed into law on December 27, 2020. The CAA includes three components relevant to the Medicare Part B PFS. First, the CAA incorporates a rate relief of approximately 3.75% for fiscal year 2021. Additionally, the CAA incorporates a freeze to the payment for the physician add-on code for three years which would effectively create relief on the initial cuts through 2023. Finally, the relief calls for the 2% sequester to not be applied to the Medicare Part B program for the first quarter of 2021. CMS incorporated the first and second components of the CAA relief into the fiscal year 2021 PFS files which were published on January 5, 2021. While the 2021 PFS Final Rule reduced the fiscal year 2021 factor to $32.41 (calendar year conversion factor was $36.09), the CAA restored part of the reductions resulting in the final fiscal year 2021 conversion factor of $34.89. This conversion factor rate does not include the 2% sequester which was suspended until April 1, 2022 and then was implemented as a 1% sequestration until June 30, 2022. As of July 1, 2022, Medicare's sequestration cuts have reverted to 2%, which was the sequestration rate in effect before the COVID-19 PHE commenced.
On November 19, 2021, CMS published the 2022 PFS, which required the use of new modifiers (the CO modifier) to identify and make payments at 85% of the otherwise applicable Part B payment amount for PT and OT services furnished in whole, or in part by PT and OT assistants. On December 10, 2021, President Biden signed the Protecting Medicare and American Farmers from Sequester Cuts Act into law, which restored funding for Medicare payments that was removed in the 2022 PFS. Following passage of this law, CMS announced payment changes to the 2022 PFS on December 16, 2021, which resulted in Medicare payments not being reduced from January 1, 2022 through March 31, 2022. Thereafter, FFS Medicare payments were adjusted by 1% from April 1, 2022 through June 30, 2022, and further adjusted by a total of 2% from July 1, 2022 through December 31, 2022. Under the recalculated 2022 PFS announced by CMS in December of 2021, the applicable conversion factor was reduced from the 2021 conversion factor of $34.89 by 0.82% to $34.61, a smaller reduction than the those found in the proposed rule or 2022 PFS.
On July 7, 2022, CMS issued a proposed rule for the calendar year 2023 PFS that would result in calendar year 2022’s 3% increase in physician fee schedule payments expiring for calendar year 2023. Additionally, the proposed 2023 PFS includes a 4.4% negative adjustment to the conversion factor in addition to the 1.0% negative base rate for an aggregate negative adjustment of 5.4%. As a result, the proposed calendar year 2023 PFS conversion factor is $33.08, a decrease of $1.53 from the calendar year 2022 PFS conversion factor of $34.61. A final rule setting the calendar year 2023 physician fee schedule is expected in the fourth quarter of 2022.
The Multiple Procedure Payment Reduction (MPPR) continues at a 50% reduction, which is applied to therapy procedures by reducing payments for practice expense of the second and subsequent procedures when services provided beyond one unit of one procedure are provided on the same day. The implementation of MPPR includes (1) facilities that provide Medicare Part B speech-language pathology, occupational therapy and physical therapy services and bill under the same provider number; and (2) providers in private practice, including speech-language pathologists, who perform and bill for multiple services in a single day.
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
Programs of All-Inclusive Care for the Elderly
The requirements under the Programs of All-Inclusive Care for the Elderly (PACE) provide greater operational flexibility and update information under the Medicare and Medicaid programs. Such flexibility includes: (i) more lenient standards applicable to the current requirement that the PACE organization be monitored for compliance with the PACE program requirements during and after a 3-year trial period and (ii) relieving certain restrictions placed upon the interdisciplinary team that comprehensively assesses and provides for the individual needs of each PACE participant by allowing one person to fill two roles and permitting secondary participation in the PACE program. Further, non-physician primary care providers can provide certain services in place of primary care physicians. On October 21, 2021, CMS published an extension of the timeline to complete further final rulemaking for the PACE program until November 1, 2022, which focuses on policy and technical changes to Medicare Advantage, Medicare Prescription Drug Benefit, PACE, Medicaid FFS and Medicaid managed care programs.
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
Patient Protection and Affordable Care Act
Various healthcare reform provisions became law upon enactment of the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the ACA). The reforms contained in the ACA have affected our operating subsidiaries in some manner and are directed in large part at increased quality and cost reductions. Several of the reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services and the underlying regulatory environment. These reforms include modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. The upcoming Congressional elections in the United States and policies implemented by the current and former Presidential administration have resulted in significant changes in legislation, regulation, implementation of Medicare, Medicaid and government policy. In August of 2022, Congress passed and the Biden-Harris Administration signed into law the Inflation Reduction Act of 2022 (IRA), which continued and expanded certain provisions of the ACA. Among other things, the IRA extended premium subsidies paid by the federal government, which were scheduled to expire at the end of 2022, until the end of 2024, resulting in subsidies being available to offset or reduce the costs of private health insurance policies for older persons on fixed incomes or with limited savings. This may aid older patients in obtaining or keeping their health insurance in order to pay for long-term care services. Other healthcare-related provisions of the IRA include phased-in provisions for Medicare to negotiate the prices of certain prescription drugs, limiting the out-of-pocket cost of prescribed drugs to Medicare Part D recipients to $2,000 per year (in addition to a monthly cap on out-of-pocket prescription drug expenses) and limiting the monthly cost of insulin to $35.
The 2022 midterm elections may significantly alter the current regulatory framework and impact our business and the health care industry, including any further extensions or expansions of certain ACA provisions. We continually monitor these developments so we can respond to the changing regulatory environment impacting our business.

Requirements of Participation
CMS has requirements that providers, including SNFs and other LTC facilities must meet in order to participate in the Medicare and Medicaid Programs. Some of these requirements can be burdensome and costly.
As part of participating in the Medicare and Medicaid programs, there are specific requirements on the use of pre-dispute, binding arbitration agreements by LTC facilities, including requiring the use of plain language in drafting; that facilities post a notice in plain language that describes the policy on the use of agreements for binding arbitration in an area that is visible to residents and visitors; that admission to the facility not be conditioned on the signing of an arbitration agreement; and that the facility expressly inform the resident or his/her representative of the right not to sign the agreement as a condition of admission. Congress has routinely introduced, but not passed, legislation addressing the issue of arbitration agreements used by LTC facilities. While legislative action is possible in the future, federal and state regulations remain our primary source of authority over the use of pre-dispute binding arbitration agreements.
On June 29, 2022, CMS announced updated guidance for Phase 2 and 3 of the Requirements of Participation. These updates concern nursing home resident health and safety. CMS distributed these updates to surveyors and state agencies in order to enhance responses to resident complaints and reported incidents. This updated guidance arises directly from President Biden’s March 2022 State of the Union Address and accompanying fact sheet regarding nursing home areas of study and potential change. The guidance focuses on the following topics: (1) resident abuse and neglect (including reporting of abuse); (2) admission, transfer and discharge; (3) mental health and substance abuse disorders; (4) nurse staffing and reporting of payrolls to evaluate staffing sufficiency; (5) residents’ rights (including visitation); (6) potential inaccurate diagnoses or assessments; (7) prescription and use of pharmaceuticals; (8) infection control and prevention; (9) arbitration of disputes between facilities and residents; (10) psychosocial outcomes and their severity; and (11) the timeliness and completion of state investigations to improve consistency in standards among various states.
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
On September 26 and 27, 2022, CMS updated its survey resources for LTC facilities, including with respect to staff vaccine measurements. These included updating the survey pathway for infection prevention control and immunization and the focused infection control survey folder for infection prevention control and immunization, focusing on updated COVID-19 testing protocols. These updates provided more information for state surveyors to evaluate LTC facilities’ compliance with the Medicare Requirements of Participation, as well as guidance for facilities on compliance with these requirements based on how surveyors would measure and evaluate their performance. On September 27, 2022, CMS also provided a summary of its major software enhancements, describing the tools updated and used by CMS to measure and evaluate LTC facilities’ compliance with the Medicare Requirements of Participation.
Civil and Criminal Fraud and Abuse Laws and Enforcement
Various complex federal and state laws exist which govern a wide array of referrals, relationships and arrangements, and prohibit fraud by healthcare providers. Governmental agencies are devoting increasing attention and resources to such anti-fraud efforts. The Health Insurance Portability and Accountability Act of 1996 (HIPAA) and the Balanced Budget Act of 1997 expanded the penalties for healthcare fraud. Additionally, in connection with our involvement with federal healthcare reimbursement programs, the government or those acting on its behalf may bring an action under the FCA, alleging that a healthcare provider has defrauded the government by submitting a claim for items or services not rendered as claimed, which may include coding errors, billing for services not provided and submitting false or erroneous cost reports. The Fraud Enforcement and Recovery Act of 2009 (FERA) expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. The FCA clarifies that if an item or service is provided in violation of the AKS, the claim submitted for those items or services is a false claim that may be prosecuted under the FCA as a false claim. Civil monetary penalties under the FCA range from approximately $11 to $23 thousand per violation and are adjusted annually for inflation. Under the qui tam or “whistleblower” provisions of the FCA, a private individual with knowledge of fraud may bring a claim on behalf of the federal government and receive a percentage of the federal government’s recovery. Due to these whistleblower incentives, lawsuits have become more frequent. Many states also have a false claim prohibition that mirrors or closely tracks the federal FCA.

Federal law also provides that the OIG has the authority to exclude individuals and entities from federally funded health care programs on a number of grounds, including, but not limited to, certain types of criminal offenses, licensure revocations or suspensions and exclusion from state or other federal healthcare programs. CMS can recover overpayments from health care providers up to five years following the year in which payment was made. On February 28, 2022, the Administration published a fact sheet regarding nursing home care, which identified the Administration’s priorities of further funding for SNF and LTC facility inspections, enhancing civil penalties on poor-performing facilities and increasing the scrutiny of companies that operate more than one facility. Proposed rules based on these directives and studies are expected by early 2023, with final rules to follow after a notice-and-comment period.
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
On numerous occasions, CMS has indicated its intent to vigilantly monitor overall payments to SNFs, paying particular attention to facilities that have high reimbursements for ultra-high therapy, therapy resource utilization groups with higher activities of daily living scores and long average lengths of stay. The OIG recognizes that there is a strong financial incentive for facilities to bill for higher levels of therapies, even when not needed by patients. We cannot predict the extent to which the OIG's recommendations to CMS will be implemented and, what effect, if any, such proposals would have on us. Our business model, like those of some other for-profit operators, is based in part on seeking out higher-acuity patients whom we believe are generally more profitable and over time our overall patient mix has consistently shifted to higher-acuity in most facilities we operate. We also use specialized care-delivery software that assists our caregivers in more accurately capturing and recording services in order to, among other things, increase reimbursement to levels appropriate for the care actually delivered. These efforts may place us under greater scrutiny with the OIG, CMS, our fiscal intermediaries, recovery audit contractors and others.
Federal Healthcare Reform
Five-Star Quality Reporting Metrics - The Quality Payment Program (QPP) was created under the Medicare Access and Children's Health Insurance Program (CHIP) Reauthorization Act of 2015. This program was based on the Merit-based Incentive Payment System (MIPS) or the use of Alternative Payment Models (APM), which relied on quality data CMS gathered and evaluated using the Five-Star Quality Rating system, which includes a rating of one to five in various categories. These categories include (but are not limited to) the results of surveys conducted by state inspectors, other health inspection outcomes, staffing, spending, readmissions and stay durations; the data collected and its weighting in determining a rating on a scale of one to five stars is subject to periodic and ongoing revision, re-balancing and adjustment by CMS to reflect market conditions and CMS’s priorities in patient care. Since 2020, CMS’s measurement of the data reported by providers, including SNFs, has become more competitive and resulted in a reduction of four- and five-star rankings available under CMS’s Five-Star Quality Rating system.
The Five-Star Quality reporting system for nursing homes is displayed on CMS's consumer-based Nursing Home Compare website. CMS also displays a consumer alert icon next to nursing homes that have been cited for incidents of abuse, neglect, or exploitation on the Nursing Home Compare website, which is updated monthly with CMS’s refresh of survey inspection results on that website.
In 2020, in response to the COVID-19 pandemic, CMS temporarily froze SNF Quality Reporting Program data, including data in the staffing and health inspection domains, on the Nursing Home Compare website to account for the then-suspended reporting and inspection obligations. After suspending inspections in early 2020, CMS announced a new and targeted inspection plan in August 2020 to focus on urgent patient safety threats and infection control, which affected the number of nursing homes inspected and the substance of those inspections. These safety inspections collected different information than traditional surveys and as a result these survey results were not incorporated in CMS’s Five-Star Quality ratings for SNFs from March through December 2020. CMS resumed calculating nursing homes’ health inspection ratings on January 27, 2021 and has continued to include this measure in subsequent updates.

Similarly, although staff reporting requirements were waived for the first and second quarters of 2020, this waiver ended on June 25, 2020. Thereafter, SNFs were required to report staffing data to CMS, which was incorporated into CMS’s Five-Star Quality rating beginning in January 2021. The January 2021 Five-Star Quality rating calculation reflected SNF-provided quarterly updates of most quality measures for the period between June 2019 and June 2020, reflecting the time period in which the normal reporting and inspection obligations were frozen due to COVID-19. CMS’s refreshes of the Nursing Home Compare website since January of 2021 have included these quality measures and other new measures as discussed within this Government Regulation heading.
In January of 2022, CMS issued a bulletin stating that as of the same month, the Nursing Home Compare website would begin reporting SNF weekend staffing as well as staff tenure and other collected staffing data. Beginning in July of 2022, CMS began disclosing weekend staffing of all nurses, as well as staff turnover data for all nurses and administrators, on the Nursing Home Compare website. CMS also now incorporates this data into its Five-Star Quality ratings for SNFs and LTC facilities. This data is adjusted based on a facility's case mixture and evaluated on a quarterly basis.
Proposed Federal Legislation Concerning Nursing Home Supervision - On August 10, 2021, the Nursing Home Improvement and Accountability Act of 2021 (Nursing Home Improvement Act) was introduced in the U.S. Senate and was intended to update federal nursing home policy to improve quality of care and oversight. The proposed legislation would reduce SNF payments for inaccurate submission of certain data and provide federal funding to carry out SNF data validation and ensure accuracy of cost report information. The Nursing Home Improvement Act also proposed staffing requirements for SNFs and other measures intended to improve transparency, accountability and quality of care within nursing homes. If passed in its current form the bill would provide participating states with funds for up to six years in order to fund demonstrated improvements in nursing home workforce and care delivery. As of July 29, 2022, no action has been taken on this bill since its introduction to the Senate on August 10, 2021 and referral to the Senate Finance Committee that same day. A similar bill introduced in the United States House of Representatives in January of 2021, Bill No. H.R.598, was introduced and referred to the Ways and Means Committee’s Healthcare Subcommittee on February 2, 2021. As of September 30, 2022, no further action has been taken on this bill.
Proposed State Legislation Concerning Nursing Home Supervision - California passed into law AB 35, which changes the limitations, or “caps,” on non-economic damages that can be awarded in medical negligence cases filed against healthcare providers (including skilled nursing and long-term care facilities). Beginning on January 1, 2023, non-economic damages (i.e. pain and suffering) available to plaintiffs suing healthcare providers in medical malpractice and professional negligence cases will be increased from $250,000 to $350,000, and will then increase by $40,000 per year over the following ten years up to a $750,000 cap. Once the limit reaches $750,000, a 2% annual inflationary adjustment will all attach beginning on January 1. 2034. In wrongful death cases that arise from claims of medical malpractice and professional negligence, the cap on non-economic damages will increase from $250,000 to $500,000 on January 1, 2023, and increase every year thereafter for ten years until the cap on non-economic damages in such cases is $1 million; thereafter, this cap will also be subject to an annual 2% increase to reflect changes in the cost of living. The caps are separate as to each claim, meaning that there is one cap for negligence and one cap for wrongful death. The new limits on non-economic damages apply prospectively to lawsuits filed on and after January 1, 2023.
On September 27, 2022, California’s Governor signed into law AB 1502, also known as the Skilled Nursing Facility Ownership and Management Reform Act of 2022. This law will affect new license applications for SNFs, and is expected to effect on July 1, 2023. AB 1502 increases the oversight authority of the California Department of Public Health, and changes several provisions regarding SNF licensing in the State of California. First, the law eliminates previous regulatory provisions that permitted SNFs to operate in advance of receiving their formal license from the State. AB 1502 also requires SNF license applicants to disclose additional information to the Department of Public Health in connection with a license application, and requires the Department of Public Health to consider more data regarding the applicant’s prior operations before issuing it a license. This date includes but is not limited to: prior citations; sanctions imposed by CMS; legal proceedings commenced by other State or Federal authorities; findings made regarding the applicant by agencies or courts; and actions taken against other facilities owned, operated, or managed by the applicant. The same analysis described above is intended to apply to applications for a change in ownership or a change in management of a skilled nursing facility. AB 1502 authorizes the Department of Public Health to impose civil penalties of up to $10,000, and other enforcement action as appropriate, upon applicants that fail to comply with the law’s requirements.

Proposed and Anticipated Administrative Action - On February 28, 2022, the Administration published a fact sheet stating its priorities for making changes to senior care, including potential changes to regulations affecting LTC and SNF facilities. The Administration’s priorities, which are to be studied throughout 2022, include transparency and public disclosure for nursing home owners and operators and an examination of the role of private equity investment, real estate investment trusts (REITs) and other investment interests in this sector. The SNF-VBP Program was also identified as an area for change, with staffing levels, retention and resident experience affecting reimbursement. Additional enforcement authority and resources, including enhanced scrutiny of poorly performing facilities and tools for improving their performance, is another Administration priority. The Administration also seeks to improve accessibility to nurse aide training, tie Medicaid payments to staff wages and benefits and enhance the recruitment and career paths for care workers. Finally, the Administration wishes to incorporate the lessons learned from the COVID-19 pandemic to impose new requirements for infection control, emergency preparedness and safety.

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

On September 22, 2022, CMS issued an IFR addressing nursing home visitation, including recommending the use of masks and face coverings to combat the transmission of COVID-19 and testing of symptomatic nursing home staff and residents regardless of COVID-19 vaccination status.
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

On October 21, 2022, CMS issued a Memorandum identifying the changes it intends to make in connection with the oversight of those facilities that fall under the SFF Program. These proposed measures included increased penalties for SFFs that fail to improve their performance upon further inspection by CMS, increasing the standards SFFs must meet to graduate from the SFF program, maintaining heightened oversight of any SFF for a period of three years after it graduates and increasing the technical assistance CMS provides to SFFs. The CMS Memorandum also identifies grants that will be available to aid in the hiring, training and education of personnel involved in resident care, including licensed practical nurses and registered nurses. In addition to the communication from CMS, the White House also issued a fact sheet covering these same issues on October 21, 2022. The fact sheet further identified measures the Administration is taking to increase staffing requirements, halt illegal or improper debt collection activities, increase transparency in facility ownership and operation (including SNF performance), and tie reimbursement to the quality of performance.
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
Violations of the AKS can result in criminal penalties of up to $0.1 million and ten years imprisonment. Violations of the AKS can also result in civil monetary penalties of up to $0.1 million per violation and an assessment of up to three times the total amount of remuneration offered, paid, solicited, or received. Violation of the AKS may also result in an individual's or organization's exclusion from future participation in federal healthcare programs. State Medicaid programs are required to enact an anti-kickback statute. Many states in which our independent operating subsidiaries operate have adopted or are considering similar legislative proposals, some of which extend beyond the Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients regardless of the source of payment for the care. We believe that business practices of providers and financial relationships between providers have become subject to increased scrutiny as healthcare reform efforts continue on the federal and state levels.

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

REGULATIONS SPECIFIC TO SENIOR LIVING COMMUNITIES

As previously mentioned, senior living services revenue is primarily derived from private pay residents, with a small portion of senior living revenue (approximately 2.2% of total revenue) derived from Medicaid funds. Thus, some of the regulations discussed above applicable to Medicaid providers, also apply to senior living. However, the following provides a brief overview of the regulatory framework applicable specifically to senior living.

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
The types of laws and statutes affecting the regulatory landscape of the post-acute industry continue to expand. In addition to this changing regulatory environment, federal, state and local officials are increasingly focusing their efforts on the enforcement of these laws. In order to operate our businesses, we must comply with federal, state and local laws relating to licensure, delivery and adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate-setting, billing and reimbursement, building codes and environmental protection. Additionally, we must also adhere to anti-kickback statues, physician referral laws, the ADA and safety and health standards set by the OSHA Administration. Changes in the law or new interpretations of existing laws may have an adverse impact on our methods and costs of doing business.

Our independent operating subsidiaries are also subject to various regulations and licensing requirements promulgated by state and local health and social service agencies and other regulatory authorities. Requirements vary from state to state and these requirements can affect, among other things, personnel education and training, patient and personnel records, services, staffing levels, monitoring of patient wellness, patient furnishings, housekeeping services, dietary requirements, emergency plans and procedures, certification and licensing of staff prior to beginning employment and patient rights. These laws and regulations could limit our ability to expand into new markets and to expand the services provided by independent operating subsidiaries in existing markets.

RESULTS OF OPERATIONS
We believe we exist to dignify and transform post-acute care. We set out a strategy to achieve our goal of ensuring our patients are receiving the best possible care through our ability to acquire, integrate and improve our operations. Our results serve as a strong indicator that our strategy is working and our transformation is underway. We saw a recovery in our census starting in the first quarter of 2021, which has continued into 2022. Despite the emergence of COVID-19 variants and subvariants beginning in the first and third quarters of 2022, we continue to experience healthy growth in both revenue and operational earnings.
Our net revenue for the three months ended September 30, 2022 continues to be impacted by COVID-19, with the emergence of COVID-19 subvariants beginning in July 2022. We continued to receive state relief funding in selected states, which has been designed to enhance reimbursement to provide additional funding to cover COVID-19 related expenses. For the three and nine months ended September 30, 2022, we recorded state relief revenue of $21.4 million and $63.5 million, respectively, which directly offset against COVID-19 related expenses we incurred in those states. See Recent Activities for further information. In addition, the Emergency Waivers issued by CMS, including a waiver for the requirement to have a three-day stay in a hospital to receive Medicare coverage of a skilled nursing stay, as well as, the authorization of renewed SNF coverage without having to start a new benefit period for certain beneficiaries who recently exhausted their SNF benefits, remained in effect through the current quarter.
Our total revenue for the quarter increased $101.5 million, or 15.2% while our diluted GAAP earning per share grew by 19.3%, from $0.83 to $0.99, compared to the third quarter in 2021. We have continued to make progress on targeted initiatives, including our foundational structure of local operations that are the centers of excellence in the communities they serve. As part of this focus, we have been able to expand our relationships with doctors, hospitals and managed care plans.
Additionally, we continue to seek out opportunities to expand our operations and real estate, adding 17 new operations and eight real estate properties, three of which we previously operated, during the nine months ended September 30, 2022. These expansions coupled with our refocused operational fundamentals and increase in occupancy resulted in a strong third quarter.
The following table sets forth details of operating results for our revenue, expenses and earnings, and their respective components, as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

REVENUE:
Service revenue	99.5%	99.4%	99.4%	99.4%
Rental revenue	0.5	0.6	0.6	0.6
TOTAL REVENUE	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services	78.1	76.9	77.7	76.8
Rent—cost of services	5.1	5.3	5.0	5.4
General and administrative expense	5.1	5.8	5.2	5.7
Depreciation and amortization	2.1	2.1	2.1	2.1
TOTAL EXPENSES	90.4	90.1	90.0	90.0
Income from operations	9.6	9.9	10.0	10.0
Other income (expense):
Interest expense	(0.2)	(0.2)	(0.3)	(0.3)
Other income (expense)	—	—	(0.2)	0.1
Other expense, net	(0.2)	(0.2)	(0.5)	(0.2)
Income before provision for income taxes	9.4	9.7	9.5	9.8
Provision for income taxes	2.1	2.4	2.1	2.2
NET INCOME	7.3	7.3	7.4	7.6
Less: net income attributable to noncontrolling interests	—	0.2	—	0.1
Net income attributable to The Ensign Group, Inc.	7.3%	7.1%	7.4%	7.5%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

SEGMENT INCOME(1)	(In thousands)
Skilled services	$101,750	$94,429	$302,272	$273,370
Standard Bearer(2)	$6,941	$7,940	$20,679	$23,559
NON-GAAP FINANCIAL MEASURES:
PERFORMANCE METRICS
EBITDA	$90,165	$79,184	$267,181	$233,382
Adjusted EBITDA	$96,588	$84,739	$285,413	$248,141
FFO for Standard Bearer	$12,502	$12,329	$36,477	$36,351

VALUATION METRICS
Adjusted EBITDAR	$135,495		$397,310
(1) Segment income represents operating results of the reportable segments excluding gain and loss on sale of assets, real estate insurance recoveries and losses, impairment charges and provision for income taxes. Included in segment income for Standard Bearer for the three and nine months ended September 30, 2022 are expenses for intercompany management fees between Standard Bearer and the Service Center and intercompany interest expense. Segment income is reconciled to the Condensed Consolidated Statement of Income in Note 8, Business Segments in Notes to Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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

•stock-based compensation expense;
•real estate transactions and other related costs;
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

The table below reconciles net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Condensed consolidated statements of income data:	(In thousands)
Net income	$56,242	$48,344	$164,133	$148,764
Less: net income (loss) attributable to noncontrolling interests	63	1,063	(77)	2,852
Add: Other expense, net	1,832	1,461	9,991	2,867
Provision for income taxes	16,213	16,513	47,505	43,220
Depreciation and amortization	15,941	13,929	45,475	41,383
EBITDA	$90,165	$79,184	$267,181	$233,382

Stock-based compensation	5,898	5,082	16,681	13,769
Real estate transactions and other related costs(a)	—	287	—	458
Legal finding(b)	859	—	4,212	—
Gain on sale of assets	(900)	—	(3,467)	(540)
Results related to operations not at full capacity	—	—	—	584
Acquisition related costs(c)	245	145	416	333
Costs incurred related to new systems implementation	321	41	390	117
Rent related to items above	—	—	—	38
Adjusted EBITDA	$96,588	$84,739	$285,413	$248,141
Rent—cost of services	38,907	35,623	111,897	103,534
Less: rent related to items above	—	—	—	(38)
Adjusted rent	38,907	35,623	111,897	103,496
Adjusted EBITDAR	$135,495		$397,310

(a) Real estate transactions and other related costs include costs incurred related to the formation of Standard Bearer and other real estate related activities.
(b) Legal finding against our non-emergent transportation subsidiary.
(c) Costs incurred to acquire operations that are not capitalizable.

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

The following table sets forth details of operating results for our revenue and earnings, and their respective components, by our reportable segment for the periods indicated.

	Three Months Ended September 30, 2022
	Skilled services	Standard Bearer	All Other	Eliminations	Consolidated
Total Revenue	739,318	18,732	31,844	(19,889)	$770,005
Total expenses, including other expense, net	637,568	11,791	68,880	(19,889)	698,350
Segment income (loss)	101,750	6,941	(37,036)	—	71,655
Gain from sale of real estate					800
Income before provision for income taxes					$72,455

	Three Months Ended September 30, 2021
	Skilled services	Standard Bearer	All Other	Eliminations	Consolidated
Total Revenue	$642,075	$14,431	$26,059	$(14,035)	$668,530
Total expenses, including other expense, net	547,646	6,491	63,571	(14,035)	603,673
Segment income (loss)	94,429	7,940	(37,512)	—	64,857
Income before provision for income taxes					$64,857

Our total revenue increased $101.5 million, or 15.2%, compared to the three months ended September 30, 2021. The increase in revenue was primarily driven by an increase in occupancy from our skilled services operations, along with the impact of acquisitions. Total revenue from operations acquired on or subsequent to October 1, 2021 increased our consolidated revenue by $41.5 million during the three months ended September 30, 2022, when compared to the same period in 2021. In addition, we recorded $21.4 million of state relief revenue in the third quarter of 2022 compared to $19.2 million in the same period in 2021, which directly correlated to the additional COVID-19 related expenses incurred. All state relief revenue is included in Medicaid revenue.
Skilled Services

REVENUE

The following table presents the skilled services revenue and key performance metrics by category during the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change	% Change

TOTAL FACILITY RESULTS:	(Dollars in thousands)
Skilled services revenue	$739,318	$642,075	$97,243	15.1%
Number of facilities at period end	222	208	14	6.7%
Number of campuses at period end*	26	25	1	4.0%
Actual patient days	1,846,699	1,665,967	180,732	10.8%
Occupancy percentage — Operational beds	75.7%	73.5%		2.2%
Skilled mix by nursing days	31.6%	30.5%		1.1%
Skilled mix by nursing revenue	51.6%	50.7%		0.9%

	Three Months Ended September 30,
	2022	2021	Change	% Change

SAME FACILITY RESULTS:(1)	(Dollars in thousands)
Skilled services revenue	$565,577	$523,888	$41,689	8.0%
Number of facilities at period end	167	167	—	—%
Number of campuses at period end*	20	20	—	—%
Actual patient days	1,380,368	1,338,875	41,493	3.1%
Occupancy percentage — Operational beds	76.8%	74.4%		2.4%
Skilled mix by nursing days	33.7%	32.1%		1.6%
Skilled mix by nursing revenue	53.7%	52.3%		1.4%

	Three Months Ended September 30,
	2022	2021	Change	% Change

TRANSITIONING FACILITY RESULTS:(2)	(Dollars in thousands)
Skilled services revenue	$96,711	$86,599	$10,112	11.7%
Number of facilities at period end	27	27	—	—%
Number of campuses at period end*	5	5	—	—%
Actual patient days	255,334	238,614	16,720	7.0%
Occupancy percentage — Operational beds	76.0%	70.7%		5.3%
Skilled mix by nursing days	27.6%	25.1%		2.5%
Skilled mix by nursing revenue	47.8%	44.8%		3.0%

	Three Months Ended September 30,
	2022	2021	Change	% Change

RECENTLY ACQUIRED FACILITY RESULTS:(3)	(Dollars in thousands)
Skilled services revenue	$77,030	$31,588	$45,442	NM
Number of facilities at period end	28	14	14	NM
Number of campuses at period end*	1	—	1	NM
Actual patient days	210,997	88,478	122,519	NM
Occupancy percentage — Operational beds	68.7%	67.6%		NM
Skilled mix by nursing days	22.8%	20.9%		NM
Skilled mix by nursing revenue	40.4%	39.1%		NM
*Campus represents a facility that offers both skilled nursing and senior living services. Revenue and expenses related to skilled nursing and senior living services have been allocated and recorded in the respective operating segment. Since the third quarter of 2021, we converted three skilled nursing facilities into campuses.
(1)Same Facility results represent all facilities purchased prior to January 1, 2019.
(2)Transitioning Facility results represent all facilities purchased from January 1, 2019 to December 31, 2020.
(3)Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2021.

Skilled services revenue increased $97.2 million, or 15.1%, compared to the three months ended September 30, 2021. The increases in skilled services revenue were across all payer types including increases in Medicaid revenue of $38.2 million, or 12.4%, Medicare revenue of $34.4 million, or 19.5%, managed care revenue of $17.7 million, or 15.4% and private revenue of $6.9 million or 16.3%.

The increase in skilled services revenue was primarily driven by strong performance across our skilled services operations as our census continued to recover in the third quarter of 2022, coupled with increases in skilled mix revenue. Our consolidated occupancy increased by 2.2% and skilled mix revenue increased by 0.9%, driven by higher acuity.

Revenue in our Same Facilities increased $41.7 million, or 8.0% due to increased occupancy and revenue per patient day. Our diligent efforts to strengthen our partnership with various managed care organizations, hospitals and the local communities we operate in, increased our occupancy by 2.4%. Medicare and Managed care skilled days increased by 13.5% and 6.4%, respectively, resulting in an increase in Managed Care and Medicare revenue.

Revenue generated by our Transitioning Facilities increased $10.1 million, or 11.7%, primarily due to improved occupancy growth of 5.3% and an increase in skilled mix days of 2.5% compared to the three months ended September 30, 2021. Managed care and Medicare days increased by 25.6% and 17.6%, respectively, demonstrating our ability to transition these healthcare operations toward higher acuity patients.

Skilled services revenue generated by facilities purchased on or subsequent to January 1, 2021 (Recently Acquired Facilities) increased by approximately $45.4 million compared to the three months ended September 30, 2021. We acquired fifteen operations between October 1, 2021 and September 30, 2022 across five states.
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
The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate (1):

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2022	2021	2022	2021	2022	2021	2022	2021

SKILLED NURSING AVERAGE DAILY REVENUE RATES:
Medicare	$683.41	$681.02	$682.17	$678.14	$674.84	$686.08	$682.41	$680.85
Managed care	515.22	499.97	475.86	474.71	476.14	501.81	508.13	497.19
Other skilled	572.41	537.81	443.25	424.74	467.63	563.10	552.31	530.24
Total skilled revenue	594.41	578.16	574.89	569.48	573.99	610.16	590.36	578.30
Medicaid	261.49	250.86	241.76	237.00	253.53	249.95	257.57	248.66
Private and other payors	255.31	238.37	226.23	222.79	228.40	262.04	248.01	237.00
Total skilled nursing revenue	$372.99	$354.60	$331.81	$318.88	$324.39	$326.34	$361.74	$347.98
(1) These rates exclude additional FMAP and other state relief funding and include sequestration reversal of 2% in 2021.

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 0.4% and 0.6%, respectively, compared to the three months ended September 30, 2021. The increase is attributable to the 1.2% net market basket increase that became effective in October 2021. This was offset by the reinstatement of the 2% sequestration in the third quarter of 2022, effectively creating a 2% reduction in the Medicare rates.

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

The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2022	2021	2022	2021	2022	2021	2022	2021
PERCENTAGE OF SKILLED NURSING REVENUE
Medicare	25.5%	24.3%	28.0%	26.3%	23.9%	23.0%	25.7%	24.5%
Managed care	19.4	19.2	16.7	14.7	9.1	9.0	18.0	18.1
Other skilled	8.8	8.8	3.1	3.8	7.4	7.1	7.9	8.1
Skilled Mix	53.7	52.3	47.8	44.8	40.4	39.1	51.6	50.7
Private and other payors	7.1	7.2	8.1	7.9	6.6	6.9	7.2	7.2
Medicaid	39.2	40.5	44.1	47.3	53.0	54.0	41.2	42.1
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2022	2021	2022	2021	2022	2021	2022	2021
PERCENTAGE OF SKILLED NURSING DAYS
Medicare	13.9%	12.6%	13.6%	12.4%	11.5%	10.9%	13.6%	12.5%
Managed care	14.1	13.6	11.6	9.9	6.2	5.9	12.8	12.7
Other skilled	5.7	5.9	2.4	2.8	5.1	4.1	5.2	5.3
Skilled Mix	33.7	32.1	27.6	25.1	22.8	20.9	31.6	30.5
Private and other payors	10.4	10.6	11.9	11.3	9.4	8.5	10.5	10.6
Medicaid	55.9	57.3	60.5	63.6	67.8	70.6	57.9	58.9
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services

The following table sets forth total cost of services for our Skilled services segment for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change
	2022	2021	$	%

Cost of service	$579,199	$495,541	$83,658	16.9%
Revenue percentage	78.3%	77.2%		1.1%

Cost of services related to our Skilled services segment increased $83.7 million, or 16.9%, due to costs related to new acquisitions, which accounted for $36.4 million of the increase, with additional increases due to higher staffing expenses. As the result of COVID-19 variants, our operations experienced staffing constraints due to isolation requirements and COVID-19 exposure, which resulted in additional overtime, benefits and bonuses to our staff and higher use of contracted labor. The increase in labor costs is offset by cost management in non-clinical expenses. Cost of services as a percentage of revenue increased to 78.3% from 77.2%.

Standard Bearer

	Three Months Ended September 30,		Change
	2022	2021	$	%

	(Dollars in thousands)
Rental revenue generated from third-party tenants	$3,708	$3,421	$287	8.4%
Rental revenue generated from Ensign affiliated operations	15,024	11,010	4,014	36.5
TOTAL RENTAL REVENUE	$18,732	$14,431	$4,301	29.8%
Segment income	6,941	7,940	(999)	(12.6)
Depreciation and amortization	5,561	4,389	1,172	26.7
FFO	$12,502	$12,329	$173	1.4%

Rental revenue. Our rental revenue, including revenue generated from our affiliated facilities, increased by $4.3 million, or 29.8%, to $18.7 million, compared to the three months ended September 30, 2021. The increase in revenue is primarily attributable to 13 real estate purchases as well as annual rent increases since the three months ended September 30, 2021.

FFO. Our FFO increased $0.2 million, or 1.4% to $12.5 million, compared to the three months ended September 30, 2021. The increase in rental revenue of $4.3 million is offset by interest expense of $2.3 million as well as management fee expense of $1.1 million associated with the intercompany agreements between Standard Bearer and the Service Center that started in January of 2022.
All Other Revenue

Our other revenue increased by $5.8 million, or 22.2%, to $31.8 million, compared to the three months ended September 30, 2021. Other revenue for 2022 includes senior living revenue of $18.1 million and revenue from other ancillary services of $11.9 million and rental income of $1.8 million. The increase in other revenue is attributable to our senior living operations as our senior living occupancy rate rebounds from COVID-19.

Consolidated Financial Expenses
Rent — cost of services. Our rent — cost of services as a percentage of total revenue decreased by 0.2% to 5.1%, primarily due to growth in revenue outpacing the increase in rent expense and as our operation expansions include the acquisition of the related real estate properties.
General and administrative expense — General and administrative expense increased $0.7 million or 1.8%, to $39.2 million. This increase was primarily due to increases in employee wages and bonuses due to enhanced performance and growth. General and administrative expense as a percentage of revenue decreased by 0.7% to 5.1%, which demonstrates our refocused efforts on non-clinical spend management.
Depreciation and amortization — Depreciation and amortization expense increased $2.0 million, or 14.4%, to $15.9 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations and capital expenditures. Depreciation and amortization remained consistent at 2.1%, as a percentage of revenue.
Other expense, net — Other expense, net as a percentage of revenue remained consistent at 0.2%. Other expense primarily includes interest expense related to our debt and gain or loss on the deferred compensation investment program. During the three months ended September 30, 2022, we recorded a loss on those investments of $1.1 million. There is an offsetting reduction in expense allocated between cost of services and general and administrative expenses.
Provision for income taxes — Our effective tax rate was 22.4% for the three months ended September 30, 2022, compared to 25.5% for the same period in 2021. The effective tax rate for both periods is driven by the impact of excess tax benefits from stock-based compensation, partially offset by non-deductible expenses including non-deductible compensation. See Note 15, Income Taxes, in the Notes to the Unaudited Condensed Consolidated Financial Statements for further discussion.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
The following table sets forth details of operating results for our revenue and earnings, and their respective components, by our reportable segment for the periods indicated:

	Nine Months Ended September 30, 2022
	Skilled services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$2,128,567	$53,523	$89,793	$(55,947)	$2,215,936
Total expenses, including other expense, net	1,826,295	32,844	204,373	(55,947)	2,007,565
Segment income (loss)	302,272	20,679	(114,580)	—	208,371
Gain from sale of real estate					3,267
Income before provision for income taxes					$211,638

	Nine Months Ended September 30, 2021
	Skilled services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$1,855,993	$42,714	$77,033	$(41,421)	$1,934,319
Total expenses, including other expense, net	1,582,623	19,155	182,418	(41,421)	1,742,775
Segment income (loss)	273,370	23,559	(105,385)	—	191,544
Loss from sale of real estate and impairment charges					440
Income before provision for income taxes					$191,984

Our total revenue increased $281.6 million, or 14.6%, compared to the nine months ended September 30, 2021. The increase in revenue was primarily driven by an increase in occupancy from our skilled services operations along with the impact of acquisitions. Total revenue from operations acquired on or subsequent to October 1, 2021 increased our consolidated revenue by $77.1 million during the nine months ended September 30, 2022, when compared to the same period in 2021. In addition, we recorded $63.5 million of state relief revenue during the nine months ended in 2022 compared to $52.4 million in 2021, which directly correlated to the additional COVID-19 related expenses incurred. All state relief revenue is included in Medicaid revenue.
Skilled Services Segment

Revenue

The following table presents the skilled services revenue and key performance metrics by category during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change	% Change

TOTAL FACILITY RESULTS:	(Dollars in thousands)
Skilled services revenue	$2,128,567	1,855,993	$272,574	14.7%
Number of facilities at period end	222	208	14	6.7%
Number of campuses at period end*	26	25	1	4.0%
Actual patient days	5,287,690	4,775,274	512,416	10.7%
Occupancy percentage — Operational beds	75.0%	72.5%		2.5%
Skilled mix by nursing days	32.1%	31.8%		0.3%
Skilled mix by nursing revenue	52.3%	52.5%		(0.2)%

	Nine Months Ended September 30,
	2022	2021	Change	% Change

SAME FACILITY RESULTS:(1)	(Dollars in thousands)
Skilled services revenue	$1,662,310	$1,546,468	$115,842	7.5%
Number of facilities at period end	167	167	—	—%
Number of campuses at period end*	20	20	—	—%
Actual patient days	4,050,302	3,922,904	127,398	3.2%
Occupancy percentage — Operational beds	75.9%	73.5%		2.4%
Skilled mix by nursing days	33.8%	33.2%		0.6%
Skilled mix by nursing revenue	54.0%	53.8%		0.2%

	Nine Months Ended September 30,
	2022	2021	Change	% Change

TRANSITIONING FACILITY RESULTS:(2)	(Dollars in thousands)
Skilled services revenue	$283,388	$247,486	$35,902	14.5%
Number of facilities at period end	27	27	—	—%
Number of campuses at period end*	5	5	—	—%
Actual patient days	744,013	684,166	59,847	8.7%
Occupancy percentage — Operational beds	74.3%	68.4%		5.9%
Skilled mix by nursing days	27.7%	26.2%		1.5%
Skilled mix by nursing revenue	47.7%	46.3%		1.4%

	Nine Months Ended September 30,
	2022	2021	Change	% Change

RECENTLY ACQUIRED FACILITY RESULTS:(3)	(Dollars in thousands)
Skilled services revenue	$182,869	$62,039	$120,830	NM
Number of facilities at period end	28	14	14	NM
Number of campuses at period end*	1	—	1	NM
Actual patient days	493,375	168,204	325,171	NM
Occupancy percentage — Operational beds	69.5%	66.1%		NM
Skilled mix by nursing days	24.7%	23.7%		NM
Skilled mix by nursing revenue	43.5%	44.0%		NM

*Campus represents a facility that offers both skilled nursing and senior living services. Revenue and expenses related to skilled nursing and senior living services have been allocated and recorded in the respective operating segment. In 2022, we converted three skilled nursing facilities into campuses.
(1)Same Facility results represent all facilities purchased prior to January 1, 2019.
(2)Transitioning Facility results represent all facilities purchased from January 1, 2019 to December 31, 2020.
(3)Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2021.

Skilled services revenue increased $272.6 million, or 14.7%, compared to the nine months ended September 30, 2021. Of the $272.6 million increase, the primary changes were from increases in Medicaid custodial revenue of $106.9 million, or 14.5%, Medicare revenue of $73.0 million, or 13.6%, managed care revenue of $52.8 million, or 15.7%, private revenue of $21.6 million, or 18.5% and Medicaid skilled revenue of $18.3 million, or 14.3%. The increase in revenue was primarily driven by our consolidated occupancy and skilled mix days increasing by 2.5% and 0.3%, respectively, compared to the same period in the prior year.

Revenue in our Same Facilities increased $115.8 million, or 7.5% due to increased occupancy and increase in skilled mix days. Our diligent efforts to strengthen our partnership with various managed care organizations, hospitals, and the local communities we operate in, as well as higher acuity, increased our occupancy by 2.4% to 75.9%. Managed care and Medicare skilled days increased by 6.7% and 5.6%, respectively, resulting in an increase in skilled mix revenue.

Revenue generated by our Transitioning Facilities increased $35.9 million, or 14.5%, primarily due to improved occupancy growth of 5.9% and an increase in skilled mix days of 1.5%, compared to the nine months ended September 30, 2021, demonstrating our ability to transition these healthcare operations toward higher acuity patients. Skilled mix revenue increased by 1.4%, mainly from the increases in Managed care and Medicare days of 23.2% and 10.4%, respectively.

Skilled services revenue generated by facilities purchased on or subsequent to January 1, 2021 (Recently Acquired Facilities) increased by approximately $120.8 million compared to the nine months ended September 30, 2021. We acquired fifteen operations between October 1, 2021 and September 30, 2022 across five states.
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
The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate (1):

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2022	2021	2022	2021	2022	2021	2022	2021

SKILLED NURSING AVERAGE DAILY REVENUE RATES
Medicare	$688.98	$685.48	$685.51	$679.22	$683.90	$722.82	$688.09	$685.78
Managed care	512.81	503.76	474.63	464.37	497.06	511.26	507.32	499.44
Other skilled	576.80	539.70	456.18	411.75	481.71	549.32	558.30	531.21
Total skilled revenue	596.16	584.80	576.75	569.56	582.05	630.29	592.79	584.19
Medicaid	260.92	250.81	244.67	235.08	248.85	246.91	257.20	248.20
Private and other payors	253.16	238.92	229.62	230.58	242.38	262.57	248.66	238.26
Total skilled nursing revenue	$373.44	$360.42	$335.08	$322.23	$330.74	$338.85	$364.06	$354.19
(1) These rates exclude additional FMAP and other state relief funding and include sequestration reversal of 1% for the second quarter in 2022 and 2% for the first quarter of 2022 and the nine months ended September 30, 2021.

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 0.5% and 0.9%, respectively, compared to the nine months ended September 30, 2021. The increase is attributable to the 1.2% net market basket increase that became effective in October 2021. Medicare daily rates in 2022 includes three months of sequestration suspension of 1% and three months of sequestration of suspension of 2% compared to nine months of sequestration suspension of 2% in 2021.

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

The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2022	2021	2022	2021	2022	2021	2022	2021

PERCENTAGE OF SKILLED NURSING REVENUE
Medicare	25.8%	26.0%	27.9%	28.3%	24.3%	26.1%	25.9%	26.3%
Managed care	19.6	19.3	16.4	14.7	10.6	8.3	18.4	18.4
Other skilled	8.6	8.5	3.4	3.3	8.6	9.6	8.0	7.8
Skilled mix	54.0	53.8	47.7	46.3	43.5	44.0	52.3	52.5
Private and other payors	7.0	6.7	7.8	7.7	6.3	5.8	7.0	6.8
Medicaid	39.0	39.5	44.5	46.0	50.2	50.2	40.7	40.7
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2022	2021	2022	2021	2022	2021	2022	2021

PERCENTAGE OF SKILLED NURSING DAYS
Medicare	14.0%	13.7%	13.7%	13.4%	11.7%	12.3%	13.7%	13.6%
Managed care	14.3	13.8	11.6	10.2	7.1	5.5	13.2	13.0
Other skilled	5.5	5.7	2.4	2.6	5.9	5.9	5.2	5.2
Skilled mix	33.8	33.2	27.7	26.2	24.7	23.7	32.1	31.8
Private and other payors	10.3	10.1	11.4	10.7	8.6	7.3	10.3	10.1
Medicaid	55.9	56.7	60.9	63.1	66.7	69.0	57.6	58.1
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services

The following table sets forth total cost of services for our skilled services segment for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		Change
	2022	2021	$	%

Cost of service	$1,658,124	$1,430,718	$227,406	15.9%
Revenue percentage	77.9%	77.1%		0.8%

Cost of services related to our skilled services segment increased by $227.4 million, or 15.9%, due to additional costs at new acquisitions, which accounted for $96.1 million of the increase to cost of services, with additional increases mainly due to higher staffing expenses. As the result of COVID-19 variants, our operations experienced staffing constraints due to isolation requirements and COVID-19 exposure, which resulted in additional overtime, benefits and bonuses to our staff and higher use of contracted labor. The increase in labor costs is offset by cost management in non-clinical expenses. The increase is offset by cost management in non-clinical expenses. Cost of services as a percentage of revenue increased to 77.9% from 77.1%.

Standard Bearer

	Nine Months Ended September 30,		Change
	2022	2021	$	%

	(Dollars in thousands)
Rental revenue generated from third-party tenants	$11,180	10,329	$851	8.2%
Rental revenue generated from Ensign affiliated operations	42,343	32,385	9,958	30.7
TOTAL RENTAL REVENUE	$53,523	$42,714	$10,809	25.3%
Segment income	20,679	23,559	(2,880)	(12.2)
Depreciation and amortization	15,798	12,792	3,006	23.5
FFO	$36,477	$36,351	$126	0.3%

Rental revenue. Our rental revenue, including revenue generated from our affiliated facilities, increased by $10.8 million, or 25.3% to $53.5 million, compared to the nine months ended September 30, 2021. The increase in revenue is primarily attributable to 13 real estate purchases as well as annual rent increases since the nine months ended September 30, 2021.

FFO. Our FFO increased by 0.3% to $36.5 million, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase in rental revenue of $10.8 million is offset by interest expense of $6.1 million as well as management fee expense of $3.2 million associated with the intercompany agreements between Standard Bearer and the Service Center starting in January of 2022.
All Other Revenue

Our other revenue increased by $12.8 million, or 16.6% to $89.8 million, compared to the nine months ended September 30, 2021. Other revenue for 2022 includes senior living revenue of $48.9 million and revenue from other ancillary services of $35.4 million and rental income of $5.5 million. The increase in other revenue is attributable to our senior living acquisitions as our senior living occupancy rate rebounds from COVID-19.

Consolidated Financial Expenses
Rent — cost of services. Our rent — cost of services as a percentage of total revenue decreased by 0.4% to 5.0%, primarily due to the growth in revenue outpacing the increase in rent expense and as our operation expansions include the acquisition of the related real estate properties.
General and administrative expense. General and administrative expense increased $6.3 million or 5.7%, to $116.0 million. This increase was primarily due to increases in wages and benefits due to enhanced performance and growth. General and administrative expense as a percentage of revenue decreased by 0.5% to 5.2%, which demonstrates our refocused efforts on non-clinical spend management.
Depreciation and amortization. Depreciation and amortization expense increased $4.1 million, or 9.9%, to $45.5 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations. Depreciation and amortization remained consistent at 2.1%, as a percentage of revenue.
Other expense, net. Other expense, net as a percentage of revenue increased by 0.3%, to 0.5%. Other expense primarily includes interest expense related to our debt and gain or loss on the deferred compensation investments. During the nine months ended September 30, 2022, we recorded a loss on those investments of $5.7 million compared to a gain of $0.9 million during the nine months ended September 30, 2021. There is an offsetting reduction in expense split between cost of services and general and administrative expenses for both periods.
Provision for income taxes. Our effective tax rate was 22.4% for the nine months ended September 30, 2022, compared to 22.5% for the same period in 2021. The effective tax rate for both periods is driven by the impact of excess tax benefits from stock-based compensation, partially offset by non-deductible expenses. See Note 15, Income Taxes, in the Notes to the Unaudited Condensed Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our Revolving Credit Facility. Our liquidity as of September 30, 2022 is impacted by cash generated from strong operational performance and increased acquisition and share repurchase activities.
Historically, we have primarily financed the majority of our acquisitions through mortgages on our properties, our Revolving Credit Facility and cash generated from operations. Total capital expenditures for property and equipment were $59.7 million and $50.1 million for the nine months ended September 30, 2022 and 2021, respectively. We currently have approximately $70.0 million budgeted for renovation projects for 2022. We believe our current cash balances, our cash flow from operations and the amounts available for borrowing under our Revolving Credit Facility will be sufficient to cover our operating needs for at least the next 12 months.

We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of September 30, 2022 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of September 30, 2022, we held debt security investments of approximately $53.9 million, which were primarily split between AA, A and BBB rated securities. We believe our debt security investments that were in an unrealized loss position as of September 30, 2022 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.

As mentioned above, our primary sources of cash is from our ongoing operations. Our positive cash flows have supported our business and have allowed us to pay regular dividends to our stockholders. We currently anticipate that existing cash and total investments as of September 30, 2022, along with projected operating cash flows and available financing, will support our normal business operations for the foreseeable future.
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
On July 28, 2022, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from August 2, 2022. Under this program, we are authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. The Company did not purchase any shares pursuant to this stock repurchase program. The share repurchase programs do not obligate us to acquire any specific number of shares.
The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021

NET CASH PROVIDED BY/(USED IN):	(In thousands)
Operating activities	$222,337	$204,489
Investing activities	(143,771)	(57,869)
Financing activities	(31,903)	(78,562)
Net increase in cash and cash equivalents	46,663	68,058
Cash and cash equivalents beginning of period	262,201	236,562
Cash and cash equivalents at end of period	$308,864	$304,620

Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities.
The $17.8 million increase in cash provided by operating activities for the nine months ended September 30, 2022 compared to the same period in 2021, was primarily due to higher net income and changes in working capital. Changes in working capital were driven by other accrued liabilities offset by timing of collections of accounts receivable and payments of income taxes.
Investing Activities
Investing cash flows consist primarily of capital expenditures, investment activities, insurance proceeds and cash used for acquisitions.
The $85.9 million increase in cash used in investing activities for the nine months ended September 30, 2022 compared to the same period in 2021, was primarily due to an increase in cash used for expansions and capital expenditures of $88.9 million offset by sale of assets.
Financing Activities
Financing cash flows consist primarily of payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, payment for share repurchases, repayment of the Medicare Accelerated and Advance Payment Program funds and sale of subsidiary shares.

The $46.7 million decrease in cash used in financing activities for the nine months ended September 30, 2022 compared to the same period in 2021, was primarily due to $102.0 million of net proceeds and repayment of the Medicare Accelerated and Advance Payment Program funds in 2021 and $6.7 million receipt of proceeds from the sale of preferred shares and common stock of Standard Bearer in 2022. This is offset by $29.9 million of share repurchases as part of our stock repurchase program in 2022 and $31.4 million proceeds from HUD borrowings in the same period in 2021, that did not recur in 2022.

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
Mortgage Loans and Promissory Notes

As of September 30, 2022, 23 of our subsidiaries have mortgage loans insured with HUD for an aggregate amount of $154.3 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates at a range of 3.1% to 4.2%, including fixed interest rates at a range of 2.4% to 3.3% per annum. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. For the majority of the loans, the prepayment fee is 10% during the first three years and is reduced by 3% in the fourth year of the loan, and is reduced by 1% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The term of the mortgage loans are 25 to 35 years.

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

Operating Leases
As of September 30, 2022, 182 of our facilities are under long-term lease arrangements, of which 96 of the operations are under nine triple-net Master Leases and one stand-alone lease with CareTrust REIT, Inc. (CareTrust). The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each master lease, our individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%. At our option, we can extend the Master Leases for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease. Additionally, four of the 97 facilities leased from CareTrust include an option to purchase that we can exercise starting on December 1, 2024.
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
Forty-eight of our affiliated facilities, excluding the facilities that are operated under the Master Leases from CareTrust, are operated under eight separate master lease arrangements. Under these master leases, a breach at a single facility could subject one or more of the other affiliated facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of our leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in our outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
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

Recent Accounting Standards Adopted by the Company - In November 2021, the FASB issued ASU 2021-10 “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance,” which created FASB ASC Topic 832, Government Assistance (ASC 832). ASC 832 requires business entities to disclose information about certain government assistance they receive. We adopted this standard on January 1, 2022 and determined there was no material impact on our condensed consolidated financial statements.

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
As of September 30, 2022, there was no outstanding debt under our Amended Credit Facility. We have outstanding indebtedness under mortgage loans insured with HUD and two promissory notes to third parties of $157.3 million all of which are at fixed interest rates.

On April 8, 2022, we entered into the Amended Credit Agreement, with a revolving line of credit of up to $600.0 million in aggregate principal amount. The Amended Credit Agreement amended the reference for borrowings under the Revolving Credit Facility rate from LIBOR to SOFR. We have no outstanding borrowings under our Amended Credit Facility as of October 24, 2022.

Our cash and cash equivalents as of September 30, 2022 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of September 30, 2022, we held debt security investments of approximately $53.9 million which were split between AA, A, and BBB rated securities. We believe our debt security investments that were in an unrealized loss position as of September 30, 2022 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of September 30, 2022 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additionally, and in 2020, the U.S. House of Representatives Select Subcommittee on the Coronavirus Crisis launched a nation-wide investigation into the COVID-19 pandemic, which included the impact of the coronavirus on residents and employees in nursing homes. In June 2020, we and our independent operating subsidiaries received a document and information request from the House Select Subcommittee. We and our independent operating subsidiaries have cooperated in responding to this inquiry. In July 2022, we and our independent operating subsidiaries received a follow up request for additional documents and information. We and our independent operating subsidiaries responded to this request, and continues to cooperate with the House Select Subcommittee in connection with its investigation. However, it is not possible to predict the ultimate outcome of any such investigation, or whether and what other investigations or regulatory responses may result from this process, which could have a material adverse effect on our reputation, business, financial condition and results of operations.

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
Medicare Revenue Recoupments — We and our independent operating subsidiaries are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments resulting from reviews conducted via RAC, Program Safeguard Contractors, and Medicaid Integrity Contractors (collectively referred to as Reviews). For several months during the COVID-19 pandemic, CMS suspended its Targeted Probe and Educate Program. Beginning in August 2020, CMS resumed Targeted Probe and Educate Program activity. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. We anticipate that these Reviews could increase in frequency in the future. As of September 30, 2022 and since, 27 of our independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process.

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

Risks Related to our Business and Industry

•We face numerous risks related to the COVID-19 PHE, which could individually or in the aggregate have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
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
•Reforms to the U.S. healthcare system, including the ACA and its expansion under new laws such as the IRA and future legislation, continue to impose new requirements upon us and may increase our costs or lower our reimbursements, which could materially impact our business.
•Changes to the U.S. healthcare system, including the Medicare program, may have unforeseen consequences for our business, including, but not limited to a loss of revenue, reduction of services covered by Medicare, limits on out-of-pocket expenses we may charge and other spending cuts that affect us in order to offset limitations on patient expenses for other medical services, such as the limitation on out-of-pocket expenses for prescription drugs.
•The recent U.S. Presidential and Congressional elections and upcoming midterm elections in 2022, may result in significant changes to the regulatory framework, enforcements, and reimbursements.
•Changes to the ACA and related uncertainty could have material impacts on our business.
•We are subject to various government reviews, audits and investigations that could adversely affect our business, including an obligation to refund amounts previously paid to us, potential criminal charges, the imposition of fines, and/or the loss of our right to participate in Medicare and Medicaid programs.
•Public and government calls for increased survey and enforcement efforts toward LTC facilities, potential rulemaking that may result in enhanced enforcement and penalties, and new guidance for surveyors regarding the review of LTC facilities and enforcement of their Requirements of Participation, could result in increased scrutiny by state and federal survey agencies. Potential sanctions and remedies based upon alleged regulatory deficiencies could negatively affect our financial condition and results of operations.
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
•The condition of the financial markets, including recent and expected future increases to the federal funds rate and consumer price index, could limit the availability of debt and equity financing sources to fund the capital and liquidity requirements of our business, as well as negatively impact or impair the value of our current portfolio of cash, cash equivalents and investments.
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

The extent to which the COVID-19 PHE will continue impacting our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, ongoing federal and state vaccination programs and requirements, additional or modified government actions, the severity of various variants, efficacy of vaccinations and the ongoing actions to contain the virus or treat its impact, among others. Effective on October 13, 2022, HHS's PHE was extended through at least January 11, 2023. HHS has reported it will provide at least sixty (60) days' advance notice prior to the end of the PHE, but has not yet provided any notice whether it would further renew the PHE on January 11, 2023, or allow the PHE to expire at that time. Some of the risks of COVID-19 are being mitigated as a result of the federal vaccination program, including vaccinations and vaccine booster injections of nursing facility staff and residents, but there remains uncertainty as to when the PHE will end and what changes will be made to HHS’s emergency response to reflect the evolving and endemic nature of COVID-19, analogous to seasonal spikes in influenza cases.

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

•potential for permanent government regulations and restrictions to combat COVID-19;
•increased strain on employees and resources caused by different waves of COVID-19 variants with different infection and effects, affecting employee availability and capacity to work;
•reduced occupancy as a result of concerns of residents and their families related to COVID-19 transmissibility within LTC settings, as well as due to government-imposed orders;
•increased costs related to additional and changing CDC protocols, federal and state workforce protection and related isolation procedures, including obligations to test patients and staff for COVID-19 vaccination mandates;
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
•negative impacts on our patients' ability or willingness to pay for healthcare services and our third parties' ability or willingness to pay rents; and
•regulations that require all of our workers to be fully vaccinated, including receiving vaccination boosters, against COVID-19 as a condition of participating in the Medicare and Medicaid programs.

The extent and duration of the impact of the COVID-19 pandemic on our stock price is uncertain, our stock price may be more volatile, and our ability to raise capital could be impaired.

Our revenue could be impacted by federal and state changes to reimbursement and other aspects of Medicare.

We derived 27.6% and 27.7% of our service revenue from the Medicare programs for the three and nine months ended September 30, 2022, respectively, and 26.6% and 27.9% for the three and nine months ended September 30, 2021, respectively. In addition, many other payors may use published Medicare rates as a basis for reimbursements. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, or if there are delays in Medicare payments, our business and results of operations will be adversely affected.

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

Reductions in reimbursement rates or the scope of services being reimbursed could have a material, adverse effect on our revenue, financial condition and results of operations or even result in reimbursement rates that are insufficient to cover our operating costs. Loss of Medicare reimbursement entirely would also have a material adverse effect on our revenue. Medicare may rescind our certification and terminate its payor agreements if not all of our employees are fully vaccinated consistent with CMS's interim final rule (IFR) requiring vaccination of SNF employees, which the United States Supreme Court has allowed enforcement of as of January 13, 2022 and by March 21, 2022 for certain states. Failure to comply with the CMS IFR in all states by their applicable deadlines stated by CMS may result in fines and other sanctions imposed by CMS. In addition, within California, Washington and Colorado, if our employees are not fully vaccinated as required by those states’ vaccination mandates, we could incur a deficiency that could endanger our Medicaid certification and participation status for certain locations within those states where employees have not been vaccinated. In addition, California has also required employees to receive at least one booster dose of the COVID-19 vaccine by March 1, 2022 in order to comply with its State Public Health Officer Order requiring vaccination of SNF employees. Any penalty, suspension, termination, or other sanction under any state’s Medicaid program could lead to reciprocal and commensurate penalties being imposed under the Medicare program, up to termination or rescission of our Medicare participation and payor agreements as noted above. Additionally, any delay or default by the government in making Medicare reimbursement payments could materially and adversely affect our business, financial condition and results of operations.
Reductions in Medicaid reimbursement rates or changes in the rules governing the Medicaid program could have a material, adverse effect on our revenue, financial condition and results of operations.
A significant portion of reimbursement for skilled nursing services comes from Medicaid. In fact, Medicaid is our largest source of revenue, accounting for 46.1% and 45.8% of our revenue for the three and nine months ended September 30, 2022, respectively, and 47.0% and 45.7% for the three and nine months ended September 30, 2021, respectively. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets, which has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. Since a significant portion of our revenue is generated from our skilled nursing operating subsidiaries in California, Texas and Arizona, any budget reductions or delays in these states could adversely affect our net patient service revenue and profitability. Despite present state budget surpluses in many of the states in which we operate, we can expect continuing cost containment pressures on Medicaid outlays for SNFs, and any such decline could adversely affect our financial condition and results of operations.
The Medicaid program and its reimbursement rates and rules are subject to frequent change at both the federal and state level. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which our services are reimbursed by state Medicaid plans. To generate funds to pay for the increasing costs of the Medicaid program, many states utilize financial arrangements commonly referred to as provider taxes. Under provider tax arrangements, states collect taxes from healthcare providers and then use the revenue to pay the providers as a Medicaid expenditure, which allows the states to then claim additional federal matching funds on the additional reimbursements. Current federal law provides for a cap on the maximum allowable provider tax as a percentage of the providers' total revenue. There can be no assurance that federal law will continue to provide matching federal funds on state Medicaid expenditures funded through provider taxes, or that the current caps on provider taxes will not be reduced. Any discontinuance or reduction in federal matching of provider tax-related Medicaid expenditures could have a significant and adverse effect on states' Medicaid expenditures, and as a result could have a material and adverse effect on our business, financial condition or results of operations.

Our revenue could be impacted by a shift to value-based reimbursement models, including PDPM, and changes to existing reimbursement models.
As discussed in more detail in Item 2., under Government Regulation, CMS implemented a final rule in October 2019 to replace the existing case-mix classification system, Resource Utilization Groups, Version IV, with a new case-mix classification system, PDPM, that focuses more on the clinical condition of the patient and less on the volume of services provided. CMS may make future adjustments to reimbursement levels as it continues to monitor the impact of PDPM on patient outcomes and budget neutrality. As included in the proposed rule, CMS could remove the entire parity calculated adjustment and this would cause a drastic reduction in payments. In addition, the Administration continues to study the nursing home industry and for HHS to issue proposed rules based on those studies, including changes to SNF-VBP Program, may also adversely affect our reimbursement. The Administration continues to act on the issues identified in its February 28, 2022 fact sheet and further regulation is expected regarding LTC and SNF reimbursement. On July 29, 2022, CMS released the FY 2023 SNF PPS final rule, which elected to defer the SNF 30-Day All-Cause Readmission Measure (SNFRM) as part of performance scoring for fiscal year 2023, although the SNFRM will still be reported without affecting SNF payment. This final rule also provided for the SNF-VBP program expansion beyond the use of its single, all-cause hospital readmission measure to determine payment, with the inclusion of measures beginning in fiscal year 2026 for SNF healthcare associated infections requiring hospitalization (SNF HAI) and total nursing hours per resident day measures. Beginning in fiscal year 2027, the SNF-VBP program will also consider the discharge to community - post acute care measure for SNFs, which assesses the rate of successful discharges to the community from a SNF setting.
Reforms to the U.S. healthcare system continue to impose new requirements upon us and may increase our costs or lower our reimbursements.

The ACA included sweeping changes to how healthcare is paid for and furnished in the U.S. Applicable to our business, as discussed in greater detail in Item 2., under Government Regulation, the ACA has resulted in significant changes to our operations and reimbursement models for services we provide. CMS continues to issue rules to implement the ACA. Courts continue to interpret and apply the ACA’s provisions. With the passage of the IRA in August of 2022, Congress continues to expand and supplement the ACA, including through the continuation of federally funded insurance premium subsidies for health insurance coverage purchased on the ACA-created marketplace for individual health insurance. This modification of the ACA by the IRA indicates that Congress may continue to change and expand the ACA in the future.

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
The results of recent U.S. Presidential and Congressional elections and upcoming midterm elections in 2022 may result in significant changes to regulatory framework, enforcements and reimbursements.

The most recent Presidential and Congressional elections in the United States and upcoming midterm elections in 2022, could result in significant changes in, and uncertainty with respect to, legislation, regulation, implementation or repeal of laws and rules related to government health programs, including Medicare and Medicaid. Democratic proposals for Medicare for All or significant expansion of Medicare, could significantly impact our business and the healthcare industry if implemented. Additionally, Congress’s passage of the IRA in August of 2022, which expanded upon and continued certain provisions of the ACA, indicates that additional legislative changes to the ACA may be forthcoming depending on the outcomes of the November 2022 mid-term elections. Further, if proposed policies specific to nursing facilities are implemented, these may result in significant regulatory changes, increased survey frequency and scope, and increased penalties for non-compliance.

We continually monitor these developments in order to respond to the changing regulatory environment impacting our business. While it is not possible to predict whether and when any such changes will occur, specific proposals discussed during and after the election, including a repeal or material amendment of the ACA (whether to increase or decrease its scope), could harm our business, operating results and financial condition. If we are slow or unable to adapt to any such changes, our business, operating results and financial condition could be adversely affected.
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

Presidential and Congressional elections in the United States and the upcoming midterm elections of 2022 could result in significant changes to, and uncertainty with respect to, legislation, regulation, implementation or repeal of the ACA, and other federal health program policy that could significantly impact our business and the healthcare industry. Congress’ passage of the IRA in August of 2022, which expanded upon and continued certain provisions of the ACA, indicates that additional legislative changes to the ACA may be forthcoming regardless of the outcome of the November 2022 mid-term elections. In the event that legal challenges are successful or the ACA is repealed or materially amended, particularly any elements of the ACA that are beneficial to our business or that cause changes in the health insurance industry, including reimbursement and coverage by private, Medicare or Medicaid payers, our business, operating results and financial condition could be harmed. While it is not possible to predict whether and when any such changes will occur, specific proposals discussed during and after the election, including a repeal or material amendment of the ACA, could harm our business, operating results and financial condition. In addition, even if the ACA is not amended or repealed, the President and the executive branch of the federal government, as well as CMS and HHS have a significant impact on the implementation of the provisions of the ACA, and a new administration could make changes impacting the implementation and enforcement of the ACA, which could harm our business, operating results and financial condition. If we are slow or unable to adapt to any such changes, our business, operating results and financial condition could be adversely affected.
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

On June 29, 2022, CMS announced updated guidance for Phase 2 and 3 of the requirements of participation. The guidance updates the following topics: (1) resident abuse and neglect (including reporting of abuse); (2) admission, transfer, and discharge; (3) mental health and substance abuse disorders; (4) nurse staffing and reporting of payrolls to evaluate staffing sufficiency; (5) residents’ rights (including visitation); (6) potential inaccurate diagnoses or assessments; (7) prescription and use of pharmaceuticals; (8) infection control and prevention; (9) arbitration of disputes between facilities and residents; (10) psychosocial outcomes and their severity; and (11) the timeliness and completion of state investigations to improve consistency in standards among various states. CMS’s new guidance could result in more aggressive and stringent surveys, and potential fines, penalties, sanctions, or administrative actions taken against our operating subsidiaries or affiliated facilities. On September 22, 2022, CMS issued an IFR addressing nursing home visitation including the use of masks and face coverings in connection with visitations to combat the transmission of COVID-19 and testing of nursing home staff and residents regardless of COVID-19 vaccination status.

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

In cases where claim and documentation review by any CMS contractor results in repeated poor performance, an operation can be subjected to protracted oversight. This oversight may include repeat education and re-probe, extended pre-payment review, referral to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement outside of specifically reviewed claims. Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. As of September 30, 2022 and since, 27 of our independent operating subsidiaries had reviews scheduled, on appeal, or in a dispute resolution process, either pre- or post-payment. We anticipate that these reviews could increase in frequency in the future.

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

The laws and regulations governing our operations, along with the terms of participation in various government programs, regulate how we do business, the services we offer, and our interactions with patients and other healthcare providers. These laws and regulations are subject to frequent change. As noted above, the Administration has called upon HHS and CMS to study and propose new rules regarding staffing requirements and reimbursement for the nursing home industry, including tying reimbursement to staffing levels, salary, benefits, and retention and CMS issued its first proposed rule seeking information regarding these priorities on April 11, 2022. The guidance CMS published on June 29, 2022 to surveyors addressed topics including infection control, resident safety, arbitration of disputes, nurse staffing, and mental health disorders. This new guidance could result in enhanced scrutiny by state surveyors and a potential increase in fines, penalties, sanctions, or administrative actions against our independent operating subsidiaries or affiliated facilities. On September 22, 2022, CMS issued an IFR addressing nursing home visitation including the use of masks and face coverings in connection with visitations to combat the transmission of COVID-19 and testing of nursing home staff and residents regardless of COVID-19 vaccination status.

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

As CMS turns its attention to enhancing enforcement activities towards LTC facilities, as discussed in Item 2., under Government Regulation, state survey agencies will have more accountability for their survey and enforcement efforts. The Administration’s fact sheet regarding enhanced penalties against SFFs, discussed in greater length within that section, represents further federal calls for oversight and penalties for low-ranked and underperforming LTC facilities. This fact sheet precedes greater focus by CMS in obtaining oversight over SFFs, even after they improve, and subjecting them to more exacting and regular oversight. The likely result may be more frequent surveys of our affiliated facilities, with more substantial penalties, fines and consequences if they do not perform well. For low-performing facilities in the SFF program, the standards for successfully emerging from that program will be higher and measured over a longer period of time, prolonging the risks of monetary penalties, fines and potential suspension or exclusion from the Medicare and Medicaid programs.

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

Our non-Medicare and non-Medicaid revenue and profitability are affected by continuing efforts of third-party payors to maintain or reduce costs of healthcare by lowering payment rates, narrowing the scope of covered services, increasing case management review of services and negotiating pricing. In addition, sustained unfavorable economic conditions may affect the number of patients enrolled in managed care programs and the profitability of managed care companies, which could result in reduced payment rates. There can be no assurance that third party payors will make timely payments for our services, or that we will continue to maintain our current payor or revenue mix. Trade publications within the healthcare industry have reported on the trend of payors using the No Surprises Act as a means to force re-negotiation of reimbursement rates for providers and facilities, and this trend has led to ongoing litigation between these providers and/or facilities against payors. Although the services provided in our business generally are outside the scope of the No Surprises Act, subsequent rulemaking and potentially aggressive behaviors by payors may pose a risk to our business. We are continuing our efforts to develop our non-Medicare and non-Medicaid sources of revenue and any changes in payment levels from current or future third-party payors could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
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

We operate one or more affiliated SNFs in the states of Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. With the exception of Utah, which follows federal regulations, each of these states has established minimum staffing requirements for facilities operating in that state. Failure to comply with these requirements can, among other things, jeopardize a facility's compliance with the conditions of participation under relevant state and federal healthcare programs. In addition, if a facility is determined to be out of compliance with these requirements, it may be subject to a notice of deficiency, a citation, or a significant fine or litigation risk. Deficiencies (depending on the level) may also result in the suspension of patient admissions and the termination of Medicaid participation, or the suspension, revocation or non-renewal of the SNF's license. If the federal or state governments were to issue regulations which materially change the way compliance with the minimum staffing standard is calculated or enforced, our labor costs could increase and the current shortage of healthcare workers could impact us more significantly, including the increased scrutiny on staffing at the state and federal levels as a result of the COVID-19 virus. The broader labor market where we compete is in a unique state of disequilibrium where the needs of businesses such as ours outstrip the supply of available and willing workers. There is additional upward pressure on wages from different industries and more generally due to the reported rate of inflation for the preceding 12 months. Some of these industries compete with us for labor and others that do not, which makes it difficult to make significant hourly wage and salary increases due to the fixed nature of our reimbursement under insurance contracts as well as Medicare and Medicaid, in addition to our increasing variable costs. Due to the limited supply of qualified applicants who seek or are willing to accept employment, these broader concerns, as well as those specific to both forthcoming federal COVID-19 vaccination mandates and existing state mandates, may increase our labor costs or lead to potential staffing shortages, reduced operations to comply with applicable laws and regulations, or difficulty complying with those laws and regulations at current operational levels.

Federal laws and regulations may increase our costs of maintaining qualified nursing and skilled personnel, or make it more difficult for us to attract or retain qualified nurses and skilled staff members. The proposed Nursing Home Improvement Act, if passed into law in substantially the same form as the proposed bill, may increase our responsibility to provide nursing coverage and the costs associated with that increased coverage. The Administration’s February 28, 2022 fact sheet regarding the nursing home industry demonstrates its desire to have HHS and CMS study staffing level requirements and to tie Medicare and Medicaid reimbursement to the salary, benefits, and retention of staff. On July 29, 2022, CMS requested information regarding LTC staffing level requirements. On June 29, 2022, CMS published guidance to surveyors addressing topics that specifically include nurse staffing and collection of payroll data to evaluate appropriate staffing levels. On September 22, 2022, CMS issued an IFR addressing the use of masks and face coverings by staff and testing of nursing home staff and residents regardless of COVID-19 vaccination status. These requirements may also increase our operating costs and require additional compensation to be paid to employees in the form of wages and benefits. We are monitoring our facilities for potential effects from CMS's IFR requiring employees of Medicare and Medicaid-participating medical facilities to be vaccinated, which may cause disruption to our affiliated facilities’ nursing staff and may additionally disrupt our operations if affected personnel decline to be vaccinated and replacement staffing cannot be located. On November 5, 2021, CMS issued the IFR discussed under Item 2, Government Regulations, requiring all eligible staff to receive their first dose of a two-dose primary vaccination series by December 5, 2021 and the second dose of a two-dose primary vaccination series by January 4, 2022. CMS’s enforcement of this IFR was temporarily blocked in certain states pending appeal to the United States Supreme Court. On January 13, 2022, the United States Supreme Court entered an order allowing CMS’s enforcement of the IFR and its vaccination requirements by March 15, 2022 for our operating subsidiaries in Arizona, Idaho, Iowa, Kansas, Nebraska, South Carolina and Utah and by February 28, 2022 for all of our other operating subsidiaries except those in Texas (which, as discussed below, is now subject to the IFR).

Similar state-level requirements in the states where our affiliated SNFs operate, whether such requirements are passed by statute, regulation, or executive order, may result in a shortage or inability to obtain nurses and skilled staff. As noted above, California, Washington, and Colorado have all mandated vaccinations for workers in health care facilities that include nursing homes. These administrative mandates precede, may be more restrictive than and are not likely to be preempted by CMS's IFR. As of July 14, 2022, Colorado’s Board of Health allowed its emergency rule requiring all healthcare workers be vaccinated against COVID-19 to expire, other than those working within Medicare and Medicaid-certified facilities. On October 11, 2021, Texas issued an executive order banning the practice of mandating vaccination, including by private employers. On January 20, 2022, the United States District Court for the Northern District of Texas dismissed the State of Texas’s lawsuit against CMS’s enforcement of the IFR’s vaccine mandate upon the request of the State of Texas. The District Court’s dismissal of the Texas's lawsuit ended the court’s injunction against CMS’s enforcement of the IFR's vaccine mandate in Texas. Since January 20, 2022, CMS has been empowered to enforce the IFR in Texas and required compliance with its vaccination requirements by March 21, 2022.

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

As discussed in detail in Item 2., under Government Regulation, sub-heading Part B Rehabilitation Requirements, several government actions have been taken in recent years to try and contain the costs of rehabilitation therapy services provided under Medicare Part B, including the MPPR, institution of annual caps, mandatory medical reviews for annual claims beyond a certain monetary threshold, and a reduction in reimbursement rates for therapy assistant claim modifiers. Of specific concern has been CMS's decision to lower Medicare Part B reimbursement rates for outpatient therapy services by 9%, beginning in January 1, 2021. Such cost-containment measures and ongoing payment changes could have an adverse effect on our revenue.
The Office of the Inspector General or other regulatory authorities may choose to more closely scrutinize billing practices in areas where we operate or propose to expand, which could result in an increase in regulatory monitoring and oversight, decreased reimbursement rates, or otherwise adversely affect our business, financial condition and results of operations.

As discussed in greater detail in Item 2., under Government Regulation, Civil and Criminal Fraud and Abuse Laws and Enforcement, the OIG regularly conducts investigations regarding certain payment or compliance issues within various healthcare sectors. Following these investigation, the OIG publishes reports, in part, to educate involved stakeholders and signal future enforcement focus. Reports published in 2019 and 2020 demonstrate the OIG’s increased scrutiny on post-hospital SNF care and continues to identify SNF compliance as an issue in its 2021 and 2022 semi-annual reports to Congress. This may impact the SNF industry by motivating additional reviews and stricter compliance in the areas outlined in the recent reports, expending material time and resources. Recent publications and statements by the Administration have also called for greater scrutiny of SNF and LTC facilities based on OIG's 2022 findings that these facilities did not implement appropriate infection control measures during the COVID-19 pandemic, and calling for more authorities to impose penalties and other remedies on facilities that violate federal laws and regulations.

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

For example, AB 35 in the State of California was recently signed into law, which increases the cap of noneconomic damages awarded to plaintiffs who are successful in medical malpractice litigation. The cap increases from $250K to $350K beginning on January 1, 2023, with incremental increases over the following 10 years until the cap reaches a maximum of $750K. In wrongful death cases, the cap increases from $250K to $500K on January 1, 2023, with incremental increases over the following 10 years until the cap reaches a maximum of $1M. Due to the influence of California on other states, other jurisdictions where we operate may enact similar laws and increase their current limits on damages in medical malpractice litigation depending on the outcomes of upcoming elections.

Additionally, California’s adoption of AB 1502, discussed in Item 2., Government Regulation, imposes new requirements for obtaining licenses to operate SNFs. These new requirements may delay the ability to obtain new SNF licenses within that state, whether through acquisition of existing facilities or opening a new facility. The additional background research that California’s Department of Public Health is required to engage in may increase the costs of obtaining licensure, make applications more time-consuming and complex, and may result in civil penalties and other sanctions against our affiliated facilities in the event they are not compliant with these new licensure application requirements. As a result, this new law may delay or impede growth within California. As with AB 35, California’s influence on other states may result in this legislation becoming a model for other states and having similar, potentially adverse effects within those jurisdictions as well.
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

Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the three and nine months ended September 30, 2022, 73.7% and 73.5%, of our revenue was provided by government payors that reimburse us at predetermined rates, respectively. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

Initiatives undertaken by major insurers and managed care companies to contain healthcare costs may adversely affect our business. Among other initiatives, these payors attempt to control healthcare costs by contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursements for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, we may lose patients if we choose not to renew our contracts with these insurers at lower rates. Additionally, trade publications within the healthcare industry have reported on the recent trend of payors using the No Surprises Act as a means to force re-negotiation of reimbursement rates for providers and facilities. This trend has led to ongoing litigation between these providers and/or facilities against payors and it may adversely affect us as well.

On November 5, 2021, CMS issued the IFR discussed under Item 2, Government Regulations, subheading Coronavirus requiring all eligible staff to be fully vaccinated against COVID-19. CMS has been empowered to enforce the IFR nationwide and require compliance with its vaccination requirements by March 21, 2022.

In the event we or our affiliated facilities do not comply with the IFR, our Medicare and Medicaid agreements could be terminated and the termination of those agreements may lead to other payors terminating their agreements with us or our affiliated facilities and operating subsidiaries, which would materially and adversely affect our business, financial condition and results of operations.

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

The skilled nursing business involves a significant risk of liability given the age and health of the patients and residents of our operating subsidiaries and the services we provide. The industry has experienced an increased trend in the number and severity of litigation claims, due in part to the number of large verdicts, including large punitive damage awards. These claims are filed based upon a wide variety of claims and theories, including deficiencies under conditions of participation under certain state and federal healthcare programs. Plaintiffs' attorneys have become increasingly more aggressive in their pursuit of claims against healthcare providers, including skilled nursing providers, employing a wide variety of advertising and solicitation activities to generate more claims. The increased caps on damages awarded in such actions, as discussed above, may trigger a larger number of these lawsuits against our independent operating subsidiaries in California and other states where we operate if they adopt similar legislation. The defense of lawsuits has in the past, and may in the future, result in significant legal costs, regardless of the outcome. Additionally, increases to the frequency and/or severity of losses from such claims and suits may result in increased liability insurance premiums or a decline in available insurance coverage levels, which could materially and adversely affect our business, financial condition and results of operations.

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

Congress has repeatedly considered, without passage, a bill that would require, among other things, that agreements to arbitrate nursing home disputes be made after the dispute has arisen rather than before prospective patients move in, to prevent nursing home operators and prospective patients from mutually entering into a pre-admission pre-dispute arbitration agreement. This bill, known as the Fairness in Nursing Home Arbitration Act, was introduced in the House of Representatives as a H.R. 5326 in 2019 and H.R. 2812 in 2021; neither bill made it out of the committees to which it was referred for discussion to be voted on by the entire House of Representatives. We use arbitration agreements, which have generally been favored by the courts, to streamline the dispute resolution process and reduce our exposure to legal fees and excessive jury awards. CMS has identified these arbitration agreements as an area for further review and on June 29, 2022 issued guidance to state surveyors regarding arbitration agreements and their requirements under federal regulations, with non-compliance potentially resulting in fines and other sanctions. If we are not able to secure pre-admission arbitration agreements, our litigation exposure and costs of defense in patient liability actions could increase, our liability insurance premiums could increase, and our business may be adversely affected.
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
During the nine months ended September 30, 2022, we expanded our operations through a combination of long-term leases and real estate purchases, with the addition of eleven stand-alone skilled nursing operations and one campus operation. In addition, we added five senior living operations that were transferred from Pennant, three of which are part of campuses operated by our affiliated operating subsidiaries. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our acquisitions, and our business may suffer.
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

As discussed in Item 2., under Government Regulation, CMS, as well as certain private organizations engaged in similar monitoring activities, provides comparative public data, rating every SNF operating in each state based upon quality-of-care indicators. CMS’s system is the Five-Star Quality Rating System, intended to compare nursing homes more easily. The Five-Star Quality Rating System gives each nursing home a rating of between one and five stars in various categories, with five-star ratings harder to obtain over time. The ratings are available on a consumer-facing website, Nursing Home Compare. In cases of acquisitions, the previous operator's clinical ratings are included in our overall Five-Star Quality Rating. Based on CMS guidance issued in June of 2022, it is expected that more data will be collected by CMS and ultimately reported on the Nursing Home Compare website. Similarly, due to CMS's June 2022 guidance, we expect CMS will seek to make the data reported on the Nursing Home Compare website more readily accessible and understandable for consumers.

CMS continues to increase quality measure thresholds, making it more difficult to achieve upward and five-star ratings. CMS acknowledges that some facilities may see a decline in their overall five-star rating absent any new inspection information. This change could further affect star ratings across the industry. Additionally, on the Nursing Home Compare website, CMS recently began displaying a consumer alert icon next to nursing homes that have been cited on inspection reports for incidents of abuse, neglect, or exploitation. In July of 2022, CMS updated the scoring measures used for SNFs to include six dimensions of staffing and turnover, which may affect the rating of our facilities on the Nursing Home Compare website. CMS’s expanded evaluation and measurement of staffing and turnover, including measures of all nurses, registered nurses, and administrators, may adversely affect the scoring and evaluation of our facilities under CMS’s Five-Star Quality Rating System. See Item 2., under Government Regulation.

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

As of September 30, 2022, we leased 182 of our 259 affiliated facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.

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

Our Amended Credit Agreement provides for a Revolving Credit Facility with borrowing capacity of up to $600.0 million in aggregate principal amount. As of October 24, 2022, we have no outstanding borrowings under our Revolving Credit Facility. Twenty-three of our subsidiaries have mortgage loans insured with Department of Housing and Urban Development (HUD) for an aggregate amount of $154.3 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The terms of the mortgage loans range from 25- to 35-years.

We also have two outstanding promissory notes with an aggregate principal amount of approximately $3.0 million as of September 30, 2022. The term of the notes are 10 months and 12 years. Because this mortgage loan is insured with HUD, our borrower subsidiary under the loan is subject to HUD oversight and periodic inspections.

In addition, we had $2.1 billion of future operating lease obligations as of September 30, 2022. We intend to continue financing our operating subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including U.S. treasury securities. As a result of the uncertain domestic and global political, credit and financial market conditions, including the recent significant increase in the federal funds rate, an increase in the Consumer Price Index of seven percent in 2021, which has continued at a comparable or greater rate for the first nine months of 2022 and is expected to continue for the foreseeable future in 2022, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Given that future deterioration in the U.S. and global credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our cash, cash equivalents, or investments will not occur. Uncertainty surrounding the trading market for U.S. government securities or impairment of the U.S. government's ability to satisfy its obligations under such treasury securities could impact the liquidity or valuation of our current portfolio of cash, cash equivalents, and investments, a substantial portion of which were invested in U.S. treasury securities. Further, continued domestic and international political uncertainty, along with credit, and financial market uncertainty, may make it difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

If we experience problems with our billing information systems or if issues arise with Medicare, Medicaid or other payors, including attempts by commercial health insurance companies to renegotiate rates by reducing or withholding payment, we may encounter delays in our payment cycle. From time to time, we have experienced such delays as a result of government payors instituting planned reimbursement delays for budget balancing purposes or as a result of prepayment reviews.

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

THE ENSIGN GROUP, INC.

October 26, 2022	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer, Executive Vice President and Director (Principal Financial Officer and Accounting Officer and Duly Authorized Officer)