Form 10-Q
period 2023-03-31
ENSIGN GROUP, INC
filed 2023-04-26
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2023.
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
As of April 21, 2023, 55,984,799 shares of the registrant’s common stock, $0.001 par value, were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2023

PART I.
Item 1.        FINANCIAL STATEMENTS

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022

	(In thousands, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$326,969	$316,270
Accounts receivable—less allowance for doubtful accounts of $9,580 and $7,802 at March 31, 2023 and December 31, 2022, respectively	444,181	408,432
Investments—current	20,101	15,441
Prepaid income taxes	—	4,643
Prepaid expenses and other current assets	39,246	36,339
Total current assets	830,497	781,125
Property and equipment, net	1,002,052	992,010
Right-of-use assets	1,790,498	1,450,995
Insurance subsidiary deposits and investments	82,052	67,652
Deferred tax assets	39,596	39,643
Restricted and other assets	34,343	37,291
Intangible assets, net	2,359	2,465
Goodwill	76,869	76,869
Other indefinite-lived intangibles	3,972	3,972
TOTAL ASSETS	$3,862,238	$3,452,022
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$81,466	$77,087
Accrued wages and related liabilities	261,323	289,810
Lease liabilities—current	77,419	65,796
Accrued self-insurance liabilities—current	50,280	48,187
Other accrued liabilities	110,938	97,309
Current maturities of long-term debt	3,851	3,883
Total current liabilities	585,277	582,072
Long-term debt—less current maturities	148,339	149,269
Long-term lease liabilities—less current portion	1,676,987	1,355,113
Accrued self-insurance liabilities—less current portion	94,023	83,495
Other long-term liabilities	37,858	33,273
TOTAL LIABILITIES	$2,542,484	$2,203,222

Commitments and contingencies (Notes 15, 17 and 19)

EQUITY
Ensign Group, Inc. stockholders' equity:
Common stock: $0.001 par value; 100,000 shares authorized; 59,276 and 55,907 shares issued and outstanding at March 31, 2023, respectively, and 59,029 and 55,661 shares issued and outstanding at December 31, 2022, respectively	60	59
Additional paid-in capital	429,783	415,560
Retained earnings	1,002,976	946,339
Common stock in treasury, at cost, 3,369 and 3,368 shares at March 31, 2023 and December 31, 2022, respectively (Note 20)	(114,646)	(114,626)
Total Ensign Group, Inc. stockholders' equity	1,318,173	1,247,332
Non-controlling interest	1,581	1,468
Total equity	$1,319,754	$1,248,800
TOTAL LIABILITIES AND EQUITY	$3,862,238	$3,452,022
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2023	2022

	(In thousands, except per share data)
REVENUE
Service revenue	$881,918	$709,156
Rental revenue	4,923	4,289
TOTAL REVENUE	$886,841	$713,445
Expense:
Cost of services	696,326	555,641
Rent—cost of services	46,637	35,762
General and administrative expense	51,891	38,256
Depreciation and amortization	17,112	14,676
TOTAL EXPENSES	811,966	644,335
Income from operations	74,875	69,110
Other income (expense):
Interest expense	(2,036)	(2,068)
Other income (expense)	5,543	(816)
Other income (expense), net	3,507	(2,884)
Income before provision for income taxes	78,382	66,226
Provision for income taxes	18,413	16,138
NET INCOME	59,969	50,088
Less:
Net income (loss) attributable to noncontrolling interests	117	(252)
Net income attributable to The Ensign Group, Inc.	$59,852	$50,340

NET INCOME PER SHARE ATTRIBUTABLE TO THE ENSIGN GROUP INC.
Basic	$1.08	$0.92
Diluted	$1.05	$0.89
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	55,300	54,667
Diluted	57,098	56,871
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
BALANCE - JANUARY 1, 2023	55,661	$59	$415,560	$946,339	3,368	$(114,626)	$1,468	$1,248,800
Issuance of common stock to employees and directors resulting from the exercise of stock options	145	1	2,653	—	—	—	—	2,654
Issuance of restricted stock, net of forfeitures	102	—	5,068	—	—	—	—	5,068
Shares of common stock used to satisfy tax withholding obligations	(1)	—	—	—	1	(20)	—	(20)
Dividends declared ($0.0575 per share)	—	—	—	(3,215)	—	—	—	(3,215)
Employee stock award compensation	—	—	6,573	—	—	—	—	6,573
Acquisition of noncontrolling interest shares	—	—	(77)	—	—	—	—	(77)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	117	117
Distribution to noncontrolling interest holder and other changes	—	—	6	—	—	—	(4)	2
Net income attributable to the Ensign Group, Inc.	—	—	—	59,852	—	—	—	59,852
BALANCE - MARCH 31, 2023	55,907	$60	$429,783	$1,002,976	3,369	$(114,646)	$1,581	$1,319,754

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
BALANCE - JANUARY 1, 2022	55,190	$58	$369,760	$733,992	2,944	$(83,042)	$946	$1,021,714
Issuance of common stock to employees and directors resulting from the exercise of stock options	147	—	2,768	—	—	—	—	2,768
Issuance of restricted stock, net of forfeitures	104	—	5,241	—	—	—	—	5,241
Shares of common stock used to satisfy tax withholding obligations	—	—	—	—	—	(15)	—	(15)
Dividends declared ($0.0550 per share)	—	—	—	(3,042)	—	—	—	(3,042)
Employee stock award compensation	—	—	5,167	—	—	—	—	5,167
Repurchase of common stock (Note 20)	(133)	—	—	—	133	(9,882)	—	(9,882)
Acquisition of noncontrolling interest shares	—	—	245	—	—	—	(271)	(26)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(252)	(252)
Net income attributable to the Ensign Group, Inc.	—	—	—	50,340	—	—	—	50,340
BALANCE - MARCH 31, 2022	55,308	$58	$383,181	$781,290	3,077	$(92,939)	$423	$1,072,013
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$59,969	$50,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,112	14,676
Amortization of deferred financing fees	269	223
Non-cash leasing arrangement	263	124
Deferred income taxes	47	264
Provision for doubtful accounts	1,887	2,142
Stock-based compensation	6,573	5,167
Loss on insurance claims, legal finding and asset disposals	62	4,054
Change in operating assets and liabilities
Accounts receivable	(37,136)	(14,117)
Prepaid income taxes	4,643	5,452
Prepaid expenses and other assets	3,444	(3,580)
Cash surrender value of life insurance policy premiums	(10,084)	(7,916)
Deferred compensation liability	9,826	7,801
Operating lease obligations	(6,567)	(162)
Accounts payable	4,278	(1,467)
Accrued wages and related liabilities	(28,648)	(28,989)
Income taxes payable	13,850	10,416
Other accrued liabilities	(813)	(3,042)
Accrued self-insurance liabilities	9,369	4,740
NET CASH PROVIDED BY OPERATING ACTIVITIES	$48,344	$45,874
Cash flows from investing activities:
Purchase of property and equipment	(26,651)	(15,838)
Cash payments for business acquisitions (Note 8)	—	(16,400)
Cash payments for asset acquisitions (Note 8)	—	(17,010)
Escrow deposits	—	(400)
Cash proceeds from the sale of assets and insurance proceeds	13	431
Purchases of investments	(9,767)	(2,340)
Maturities of investments	791	2,553
Other restricted assets	(357)	764
NET CASH USED IN INVESTING ACTIVITIES	$(35,971)	$(48,240)

Cash flows from financing activities:
Payments on debt (Note 15)	(1,007)	(979)
Issuance of common stock upon exercise of options	2,654	2,768
Repurchase of shares of common stock to satisfy tax withholding obligations	(20)	(15)
Repurchase of shares of common stock (Note 20)	—	(9,882)
Dividends paid	(3,201)	(3,035)
Non-controlling interest distribution	(4)	—
Purchase of non-controlling interest	(77)	(26)
Payments of deferred financing costs	(19)	(120)

NET CASH USED IN FINANCING ACTIVITIES	$(1,674)	$(11,289)
Net increase (decrease) in cash and cash equivalents	10,699	(13,655)
Cash and cash equivalents beginning of period	316,270	262,201
Cash and cash equivalents end of period	$326,969	$248,546

	Three Months Ended March 31,
(In thousands)	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,769	$2,107
Lease liabilities	$46,420	$35,972
Non-cash financing and investing activity
Accrued capital expenditures	$4,900	$3,900
Accrued dividends declared	$3,215	$3,042
Right-of-use assets obtained in exchange for new and modified operating lease obligations	$351,100	$170,007

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, shares and options in thousands, except per share data)
1. DESCRIPTION OF BUSINESS
The Company — The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company's independent operating subsidiaries provide health care services across the post-acute care continuum and engage in the ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare-related properties and other ancillary businesses. As of March 31, 2023, the Company's independent operating subsidiaries operated 290 facilities and other ancillary operations located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. The Company's independent operating subsidiaries have a collective capacity of approximately 29,900 operational skilled nursing beds and 3,000 senior living units. As of March 31, 2023, the Company's independent operating subsidiaries operated 211 facilities under long-term lease arrangements, and had options to purchase 11 of those 211 facilities. The Company's real estate portfolio includes 108 owned real estate properties, which included 79 facilities operated and managed by the Company's independent operating subsidiaries, 29 senior living operations leased to and operated by The Pennant Group, Inc. (Pennant) as part of the spin-off transaction that occurred in October 2019, and the Service Center location. Of those 29 senior living operations, one is located on the same real estate property as a skilled nursing facility that the Company owns and operates.
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
In 2022, the Company formed a captive real estate investment trust (REIT), which owns and manages its real estate business, called Standard Bearer Healthcare REIT, Inc. (Standard Bearer). The Company expects the REIT structure will provide it with an efficient vehicle for future acquisitions of properties that could be operated by Ensign affiliates or other third parties. Refer to Note 6, Standard Bearer for additional information on Standard Bearer.
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
Other Information — The accompanying condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 (collectively, the Interim Financial Statements) are unaudited. Certain information and note disclosures normally included in the annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2022 which are included in the Company’s Annual Report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.
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
Fair Value of Financial Instruments —The Company’s financial instruments consist principally of cash and cash equivalents, debt security investments, accounts receivable, insurance subsidiary deposits, deferred compensation investment funds, accounts payable and borrowings. The Company believes all of the financial instruments’ recorded values approximate fair values because of their nature or respective short durations. See Note 5, Fair Value Measurements.
Service Revenue Recognition — The Company recognizes revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606). See Note 3, Revenue and Accounts Receivable.
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
Leases and Leasehold Improvements — The Company leases skilled nursing facilities, senior living facilities and commercial office space. The Company determines if an arrangement is a lease at the inception of each lease. Leases commencing prior to the ASC 842 adoption date were classified as operating leases under historical guidance. As the Company has elected the package of practical expedients allowing it to not reassess lease classification, these leases are classified as operating leases under ASC 842 as well. For leases commencing subsequent to the ASC 842 adoption date, the Company performs an evaluation to determine whether the lease should be classified as an operating or finance lease at the inception of the lease. As of March 31, 2023, the Company has one financing lease which is not material to the condensed consolidated balance sheets. Rights and obligations of these leases are included as right-of-use assets, current lease liabilities and long-term lease liabilities on the Company's condensed consolidated balance sheets. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of future lease payments. The Company utilized a third-party valuation specialist to assist in estimating the incremental borrowing rate.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company subleases skilled nursing facilities to third-party operators and considers the subleases to be separate contracts under ASC 842 because the Company is not relieved of its primary obligation under its operating lease. The rental income from third-parties related to these subleases is presented on a gross basis from the rent expense associated with the Company's lease obligations and is not material to the condensed consolidated statements of income.
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and determined there was no impairment during the three months ended March 31, 2023 and 2022.
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
The Company's indefinite-lived intangible assets consist of trade names, Medicare and Medicaid licenses. The Company tests indefinite-lived intangible assets for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances indicate that its carrying value may not be recoverable. The Company performs its annual test for impairment during the fourth quarter of each year. Management has evaluated its long-lived assets and determined there was no impairment during the three months ended March 31, 2023 and 2022.
Self-Insurance — The Company is partially self-insured for general and professional liability claims up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per claim, per location and on an aggregate basis for the Company. The combined self-insured retention is $500 per claim, subject to an additional one-time deductible of $1,250 for California affiliated operations and a separate, one-time, deductible of $1,250 for non-California operations. For all affiliated operations, except those located in Colorado, the third-party coverage above these limits is $1,000 per claim, $3,000 per operation, with a $5,000 blanket aggregate limit and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits is $1,000 per claim and $3,000 per operation, which is independent of the aforementioned blanket aggregate limits that apply outside of Colorado.
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
The Company’s policy is to accrue amounts equal to the actuarial estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued general liability and professional malpractice liabilities on an undiscounted basis, net of anticipated insurance recoveries, were $88,843 and $79,781 as of March 31, 2023 and December 31, 2022, respectively.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s operating subsidiaries are self-insured for workers’ compensation liabilities in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual specific excess insurance coverage that insures individual claims that exceed $625 per occurrence. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 per occurrence. The Company’s operating subsidiaries in all other states, with the exception of Washington, are under a loss sensitive plan that insures individual claims that exceed $350 per occurrence. In the state of Washington, the Company is self-insured and has purchased individual specific excess insurance coverage that insures individual claims that exceed $500 per occurrence. For all of the self-insured plans and retention, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $27,607 and $27,301 as of March 31, 2023 and December 31, 2022, respectively.
In addition, the Company has recorded an asset and equal liability of $13,765 and $10,512 as of March 31, 2023 and December 31, 2022, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis. See Note 12, Restricted and Other Assets.
The Company self-funds medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $525 for each covered person for fiscal years 2023. As of March 31, 2023 and December 31, 2022, the Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $14,088 for both periods.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue from the Medicare and Medicaid programs accounted for 73.3% and 73.4% of all service revenue for the three months ended March 31, 2023 and 2022, respectively. Settlements with Medicare and Medicaid payors for retroactive adjustments due to audits and reviews are considered variable consideration and are included in the determination of the estimated transaction price. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity. Consistent with healthcare industry practices, any changes to these revenue estimates are recorded in the period the change or adjustment becomes known based on the final settlement. The Company recorded adjustments to revenue which were not material to the Company's revenue for the three months ended March 31, 2023 and 2022.
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
State relief funding
The Company receives state relief funding through Medicaid programs from various states, including healthcare relief funding under the American Rescue Plan Act (ARPA), increases in the Federal Medical Assistance Percentage (FMAP) under the Families First Coronavirus Response Act (FFCRA) and other state specific relief programs. The funding generally incorporates specific use requirements primarily for direct patient care including labor related expenses that are attributable to the COVID-19 pandemic or are associated with providing patient care.
Revenues from these additional payments are recognized in accordance with ASC 606, subject to variable consideration constraints. In certain operations where the Company received additional payments that exceeded expenses incurred related to the specific qualifiers, the Company characterized such payments as variable revenue that required additional consideration and accordingly, the amount of state relief revenue recognized is limited to the actual related expenses incurred. As of March 31, 2023 and December 31, 2022, the Company had $1,907 and $1,001 in unapplied state relief funds, respectively. During the three months ended March 31, 2023 and 2022, the Company received an additional $27,264 and $17,317, respectively, in state relief funding and recognized $26,358 and $17,599, respectively, as revenue.
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

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Service revenue for the three months ended March 31, 2023 and 2022 is summarized in the following tables:

	Three Months Ended March 31,
	2023		2022
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid(1)	$340,264	38.6%	$266,348	37.6%
Medicare	247,723	28.1	208,411	29.4
Medicaid — skilled	57,927	6.6	45,949	6.4
Total Medicaid and Medicare	645,914	73.3	520,708	73.4
Managed care	156,663	17.8	127,786	18.0
Private and other(2)	79,341	8.9	60,662	8.6
SERVICE REVENUE	$881,918	100.0%	$709,156	100.0%
(1) Medicaid payor includes revenue for senior living operations and revenue related to state relief funding.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services.

In addition to the service revenue above, the Company's rental revenue derived from triple-net lease arrangements with third parties was $4,923 and $4,289, respectively, for the three months ended March 31, 2023 and 2022.
Balance Sheet Impact
Included in the Company’s condensed consolidated balance sheets are contract balances, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company had no material contract liabilities and contract assets as of March 31, 2023 and December 31, 2022, or activity during the three months ended March 31, 2023 and 2022.

Accounts receivable as of March 31, 2023 and December 31, 2022, is summarized in the following table:

	March 31, 2023	December 31, 2022
Medicaid	$161,863	$157,878
Managed care	108,571	95,940
Medicare	86,448	76,526
Private and other payors	96,879	85,890
	453,761	416,234
Less: allowance for doubtful accounts	(9,580)	(7,802)
ACCOUNTS RECEIVABLE, NET	$444,181	$408,432
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

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended March 31,
	2023	2022
NUMERATOR:
Net income	$59,969	$50,088
Less: net income (loss) attributable to noncontrolling interests	117	(252)
Net income attributable to The Ensign Group, Inc.	$59,852	$50,340

DENOMINATOR:
Weighted average shares outstanding for basic net income per share	55,300	54,667
Basic net income per common share:	$1.08	$0.92

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended March 31,
	2023	2022
NUMERATOR:
Net income	$59,969	$50,088
Less: net income (loss) attributable to noncontrolling interests	117	(252)
Net income attributable to The Ensign Group, Inc.	$59,852	$50,340

DENOMINATOR:
Weighted average common shares outstanding	55,300	54,667
Plus: incremental shares from assumed conversion (1)	1,798	2,204
Adjusted weighted average common shares outstanding	57,098	56,871
Diluted net income per common share:	$1.05	$0.89
(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 1,178 and 647 for the three months ended March 31, 2023 and 2022, respectively.
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

The Company's other financial assets include the captive insurance subsidiary's deposits and investments designated to support long-term insurance subsidiary liabilities and are carried at cost basis of $58,870 and $53,924 as of March 31, 2023 and December 31, 2022, respectively. Also included are contracts insuring the lives of certain employees who are eligible to participate in non-qualified deferred compensation plans which are held in a rabbi trust. The cash surrender value of these contracts is based on funds that shadow the investment allocations specified by participants in the deferred compensation plan. As of March 31, 2023, and December 31, 2022, the adjusted cost basis of the investment funds was $35,228 and $25,144, respectively.

As of March 31, 2023 and December 31, 2022, the cost basis of the Company's financial assets included in the captive insurance subsidiary's investments, deferred compensation plan investment funds and other cost method investments are considered to approximate the fair value of these financial assets and are derived using Level 2 and 3 inputs. The Company believes its investments that were in an unrealized loss position as of March 31, 2023 and December 31, 2022 do not require an allowance for expected credit losses, nor has any event occurred through the filing date of this report that would indicate differently.

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
6. STANDARD BEARER
Standard Bearer's real estate portfolio consists of 103 of the Company's 108 owned real estate properties, of which 75 are operated and managed by the Company and 29 are leased to and operated by Pennant. Of those 29 senior living operations, one is located on the same real estate property as a skilled nursing facility that the Company owns and operates. Standard Bearer intends to qualify and elect to be taxed as a REIT, for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2022. During the three months ended March 31, 2022, Standard Bearer acquired the real estate of two skilled nursing facilities for a purchase price of $17,010. Standard Bearer did not have any real estate acquisitions during the three months ended March 31, 2023. Refer to Note 8, Operation Expansions, for additional information.
As part of the formation of Standard Bearer, certain of the Company's operating subsidiaries, Standard Bearer and Standard Bearer's subsidiaries entered into several agreements that include leasing, management services and debt arrangements between the operations. All intercompany transactions have been eliminated in consolidation. Refer to Note 7, Business Segments, for additional information related to these intercompany eliminations as well as Standard Bearer as a reportable segment.
Intercompany master lease agreements
Certain of the Company's operating subsidiaries and the 75 Standard Bearer subsidiaries entered into five "triple-net" master lease agreements (collectively, the Standard Bearer Master Leases) in January 2022. The lease periods range from 15 to 19 years with three five-year renewal options beyond the initial term, on the same terms and conditions. The rent structure under the Standard Bearer Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the operating subsidiaries are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties; (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. During the three months ended March 31, 2023, no acquisitions or amendments were made to the Standard Bearer Master Leases. During the three months ended March 31, 2022, two real estate properties were acquired and added to the Standard Bearer Master Leases. Rental revenue generated from Ensign affiliated operations for the three months ended March 31, 2023 and 2022 was $15,931 and $13,425, respectively.
Intercompany management agreement
Standard Bearer has no employees. The Service Center provides personnel and services to Standard Bearer pursuant to the management agreement between Standard Bearer and the Service Center. The management agreement provides for a base management fee that is equal to 5% of total rental revenue and an incentive management fee that is equal to 5% of funds from operations (FFO) and is capped at 1% of total rental revenue. Management fee generated between Standard Bearer and the Service Center for the three months ended March 31, 2023 and 2022 was $1,182 and $1,022, respectively, both representing 6% of total Standard Bearer rental revenue.
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

In addition, as the Department of Housing and Urban Development (HUD) mortgage loans and promissory note are entered into by real estate subsidiaries of Standard Bearer, the interest expense incurred from these debts are included in Standard Bearer's segment income. Refer to Note 15, Debt, for additional information related to these debts.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Equity Instrument Denominated in the Shares of a Subsidiary
As part of the formation of Standard Bearer in January of 2022, the Company established the Standard Bearer Healthcare REIT, Inc. 2022 Omnibus Incentive Plan (Standard Bearer Equity Plan). The Company may grant stock options and restricted stock awards under the Standard Bearer Equity Plan to employees and management of Ensign's affiliated subsidiaries. These awards generally vest over a period of five years or upon the occurrence of certain prescribed events. The value of the stock options and restricted stock awards is tied to the value of the common stock of Standard Bearer, which is determined based on an independent valuation of Standard Bearer. The awards can be put to Standard Bearer at various prescribed dates, which in no event is earlier than six months after vesting of the restricted awards or exercise of the stock options. The Company can also call the awards, generally upon employee termination. In the second quarter of 2022, Standard Bearer sold fully vested common shares from the Standard Bearer Equity Plan to shareholders for cash of $6,544. During the three months ended March 31, 2023 and 2022, the Company did not grant any stock options nor restricted shares under the Standard Bearer Equity Plan.
Also in the second quarter of 2022, Standard Bearer established shareholders of its preferred shares through contributions of cash of $149. These preferred shares were fully vested at the time of the contributions by the shareholders. The value of Standard Bearer common and preferred shares held by the Company are eliminated in consolidation and the value held by other shareholders are classified as noncontrolling interests on the Company's consolidated balance sheets.
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

As of March 31, 2023, the skilled services segment includes 253 skilled nursing operations and 26 campus operations that provide both skilled nursing and rehabilitative care services and senior living services. The Company's Standard Bearer segment consists of 103 owned real estate properties. These properties include 75 operations the Company operated and managed and 29 senior living operations that are leased to and operated by third parties. Of the 29 real estate operations leased to third parties, one senior living operation is located on the same real estate property as a skilled nursing facility that the Company owns and operates.

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

The accounting policies of the reportable segments are the same as those described in Note 2, Summary of Significant Accounting Policies. Intercompany revenue is eliminated in consolidation, along with corresponding intercompany expenses. Segment income and loss is defined as profit or loss from operations before provision for income taxes, excluding gain or loss from sale of real estate, real estate insurance recoveries and losses and impairment charges from operations. Included in segment income for Standard Bearer is expense for intercompany services provided by the Service Center as described in Note 6, Standard Bearer, as it is part of the CODM financial information.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables set forth financial information for the segments:

	Three Months Ended March 31, 2023
	Skilled Services	Standard Bearer	All Other(1)	Intercompany Elimination	Total
Service revenue(2)	$850,923	$—	$34,533	$(3,538)	$881,918
Rental revenue(3)	—	19,717	2,563	(17,357)	4,923
TOTAL REVENUE	$850,923	$19,717	$37,096	$(20,895)	$886,841
Segment income (loss)	113,345	7,219	(42,182)	—	78,382
Depreciation and amortization	9,064	5,966	2,082	—	17,112
Interest expense(4)	$—	$4,569	$311	$(2,844)	$2,036
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
(3) All Other rental revenue includes rental revenue associated with the Company's subleases to third parties of $708 for the three months ended March 31, 2023. Intercompany rental revenue represents rental income generated by both Standard Bearer and other real estate properties with the Company's affiliated wholly-owned healthcare facilities. Intercompany rental revenue is eliminated in consolidation along with corresponding intercompany rent expense.
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

Service revenue by major payor source were as follows:

	Three Months Ended March 31, 2023
	Skilled Services	All Other	Total Service Revenue	Revenue %
Medicaid(1)	$333,445	$6,819	$340,264	38.6%
Medicare	247,723	—	247,723	28.1
Medicaid-skilled	57,927	—	57,927	6.6
Subtotal	639,095	6,819	645,914	73.3
Managed care	156,663	—	156,663	17.8
Private and other(2)	55,165	24,176	79,341	8.9
TOTAL SERVICE REVENUE	$850,923	$30,995	$881,918	100.0%
(1) Medicaid payor includes revenue generated from senior living operations and revenue related to state relief funding.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended March 31, 2022
	Skilled Services	All Other	Total Service Revenue	Revenue %
Medicaid(1)	$261,587	$4,761	$266,348	37.6%
Medicare	208,411	—	208,411	29.4
Medicaid-skilled	45,949	—	45,949	6.4
Subtotal	515,947	4,761	520,708	73.4
Managed care	127,786	—	127,786	18.0
Private and other(2)	43,038	17,624	60,662	8.6
TOTAL SERVICE REVENUE	$686,771	$22,385	$709,156	100.0%
(1) Medicaid payor includes revenue generated from senior living operations and revenue related to state relief funding.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services.

In addition to the service revenue above, the Company's rental revenue derived from triple-net lease arrangements with third parties was $4,923 and $4,289, respectively, for the three months ended March 31, 2023 and 2022. This revenue is included in both Standard Bearer and the all other category.

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
2023 Expansions
During the three months ended March 31, 2023, the Company expanded its operations through long-term leases, with the addition of 19 stand-alone skilled nursing operations. These new operations added a total of 1,764 operational skilled nursing beds to be operated by the Company's affiliated operating subsidiaries.
In connection with the new operations obtained through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction.
2022 Expansions
During the three months ended March 31, 2022, the Company expanded its operations and real estate portfolio through a combination of long-term leases and real estate purchases, with the addition of four stand-alone skilled nursing operations. Of these additions, two are related to purchases of real estate properties. In addition, the Company added two senior living operations that were transferred from Pennant, one of which is part of a campus operated by the Company's affiliated operating subsidiaries. These new operations added a total of 453 operational skilled nursing beds and 403 operational senior living units to be operated by the Company's affiliated operating subsidiaries. The aggregate purchase price for these expansions during the three months ended March 31, 2022 was $33,410.
In connection with the new operations obtained through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return. The operations added by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operations, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operating subsidiaries. The assets added during the three months ended March 31, 2023 were not material operations to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These additions have been included in the March 31, 2023 condensed consolidated balance sheets of the Company, and the operating results have been included in the condensed consolidated statements of operations of the Company since the date the Company gained effective control.

9. PROPERTY AND EQUIPMENT - NET
Property and equipment, net consists of the following:

	March 31, 2023	December 31, 2022
Land	$134,864	$134,864
Buildings and improvements	733,119	728,231
Leasehold improvements	155,657	150,903
Equipment	311,250	295,739
Furniture and fixtures	4,641	4,544
Construction in progress	18,993	17,521
	1,358,524	1,331,802
Less: accumulated depreciation	(356,472)	(339,792)
PROPERTY AND EQUIPMENT, NET	$1,002,052	$992,010
See also Note 6, Standard Bearer and Note 8, Operation Expansions for information on acquisitions during the three months ended March 31, 2023.
10. INTANGIBLE ASSETS - NET

	Weighted Average Life (Years)	March 31, 2023			December 31, 2022

		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Assembled occupancy	0.3	$435	$(435)	$—	$435	$(388)	$47
Facility trade name	30.0	733	(421)	312	733	(415)	318
Customer relationships	18.4	4,582	(2,535)	2,047	4,582	(2,482)	2,100
TOTAL		$5,750	$(3,391)	$2,359	$5,750	$(3,285)	$2,465

During the three months ended March 31, 2023 and 2022, amortization expense was $404 in both periods, of which $298 and $289 was related to the amortization of right-of-use assets, respectively.

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2023 (remainder)	$176
2024	234
2025	234
2026	234
2027	234
2028	234
Thereafter	1,013
$2,359

Table of Contents	THE ENSIGN GROUP, INC.
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
The Company anticipates that the majority of goodwill recognized will be fully deductible for tax purposes as of March 31, 2023.

There were no activities in goodwill during the three months ended March 31, 2023. Provided that goodwill corresponds to the acquisition of a business and not merely the acquisition of real estate property, the Company's Standard Bearer segment appropriately does not carry a goodwill balance. The following table represents activity in goodwill by skilled service segment and "all other" category as of March 31, 2023 and December 31, 2022:

	Skilled Services	All Other	Total
Goodwill	$67,886	$8,983	$76,869

Other indefinite-lived intangible assets consist of the following:

	March 31, 2023	December 31, 2022
Trade name	$889	$889
Medicare and Medicaid licenses	3,083	3,083
TOTAL	$3,972	$3,972
12. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

	March 31, 2023	December 31, 2022
Debt issuance costs, net	$3,548	$3,753
Long-term insurance losses recoverable asset	13,765	10,512
Capital improvement reserves with landlords and lenders	6,441	6,446
Deposits with landlords	2,538	2,527
Other	8,051	14,053
RESTRICTED AND OTHER ASSETS	$34,343	$37,291
Included in restricted and other assets as of March 31, 2023 and December 31, 2022 are anticipated insurance recoveries related to the Company's workers' compensation and general and professional liability claims that are recorded on a gross, rather than net, basis.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. OTHER ACCRUED LIABILITIES

Other accrued liabilities consists of the following:

	March 31, 2023	December 31, 2022
Quality assurance fee	$8,486	$7,701
Refunds payable	41,617	40,783
Resident advances	8,142	9,698
Unapplied state relief funds	1,907	1,001
Cash held in trust for patients	6,683	6,400
Dividends payable	3,215	3,201
Property taxes	8,075	10,926
Income tax payable	13,850	—
Legal finding accrued	4,620	4,553
Other	14,343	13,046
OTHER ACCRUED LIABILITIES	$110,938	$97,309

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

14. INCOME TAXES
The Company recorded income tax expense of $18,413 and $16,138 during the three months ended March 31, 2023 and 2022, respectively, or 23.5% of earnings before income taxes for the three months ended March 31, 2023, compared to 24.4% for the three months ended March 31, 2022. The effective tax rate for both periods is driven by the impact of excess tax benefits from stock-based compensation, offset by non-deductible expenses including non-deductible compensation.

The Company is not currently under examination by any major income tax jurisdiction. During 2023, the statutes of limitations will lapse on the Company's 2019 Federal tax year and certain 2018 and 2019 state tax years. The Company does not believe the Federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the three months ended March 31, 2023 and 2022.
15. DEBT
Debt consists of the following:

	March 31, 2023	December 31, 2022
Mortgage loans and promissory note	$155,264	$156,271
Less: current maturities	(3,851)	(3,883)
Less: debt issuance costs, net	(3,074)	(3,119)
LONG-TERM DEBT LESS CURRENT MATURITIES	$148,339	$149,269

Table of Contents	THE ENSIGN GROUP, INC.
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

Borrowings made under the Revolving Credit Facility are guaranteed, jointly and severally, by certain of the Company’s wholly-owned subsidiaries, and are secured by a pledge of stock of the Company's material operating subsidiaries as well as a first lien on substantially all of their personal property. The Amended Credit Agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the Amended Credit Agreement, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of (i) a maximum consolidated total net debt to consolidated EBITDA ratio (which shall not be greater than 3.00:1.00; provided that if the aggregate consideration for approved acquisitions in a six month period is greater than $50,000, then the ratio can be increased at the election of the Company with notice to the administrative agent to 3.50:1.00 for the first fiscal quarter and the immediately following three fiscal quarters), and (ii) a minimum interest/rent coverage ratio (which cannot be less than 1.50:1.00). As of March 31, 2023, there was no outstanding debt under the Revolving Credit Facility. The Company was in compliance with all loan covenants as of March 31, 2023.
Mortgage Loans and Promissory Note

As of March 31, 2023, the Company's operating subsidiaries had $155,264 outstanding under the mortgage loans and notes, of which $3,851 is classified as short-term and the remaining $151,413 is classified as long-term. The Company was in compliance with all loan covenants as of March 31, 2023.

As of March 31, 2023, 23 of the Company's subsidiaries have mortgage loans insured with HUD in the aggregate amount of $152,686, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates in a range of 3.1% to 4.2%, including fixed interest rates in a range of 2.4% to 3.3% per annum. In addition to the interest rate, the Company incurs other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees based on the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10.0% and is reduced by 3.0% in the fourth year of the loan, and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years.

In addition to the HUD mortgage loans above, the Company has a promissory note that bears a fixed interest rate of 5.3% per annum and has a term of 12 years. The note, which was used for an acquisition, is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.

Based on Level 2 inputs, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.
Off-Balance Sheet Arrangements

As of March 31, 2023, the Company had approximately $6,710 of borrowing capacity under the Revolving Credit Facility pledged as collateral to secure outstanding letters of credit.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16. OPTIONS AND AWARDS
Stock-based compensation expense consists of stock-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three months ended March 31, 2023 and 2022 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
2022 Omnibus Incentive Plan (2022 Plan) — The Company has one active stock incentive plan, the 2022 Omnibus Incentive Plan (the 2022 Plan). Including the shares rolled over from the 2017 Plan, the 2022 Plan provides for the issuance of 3,452 shares of common stock. The number of shares available to be issued under the 2022 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) two shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). Non-employee director options, to the extent granted, will vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other options generally vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. At March 31, 2023, the total number of shares available for issuance under the 2022 Plan was 2,429.
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
Stock Options
The Company granted 222 stock options during the three months ended March 31, 2023. The Company used the following assumptions for stock options granted during the three months ended March 31, 2023 and 2022:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2023	222	4.1%	6.3 years	41.6%	0.2%
2022	164	1.8%	6.1 years	42.3%	0.3%

For the three months ended March 31, 2023 and 2022, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2023	222	$89.84	$41.60
2022	164	$79.79	$33.56

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the three months ended March 31, 2023 and 2022 and therefore, the intrinsic value was $0 at the date of grant.
The following table represents the employee stock option activity during the three months ended March 31, 2023:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2023	3,833	$46.72	2,069	$28.87
Granted	222	89.84	—	—
Forfeited	(19)	61.44	—	—
Exercised	(145)	18.26	—	—
March 31, 2023	3,891	$50.17	2,058	$31.41

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following summary information reflects stock options outstanding, vested and related details as of March 31, 2023:

	Stock Options Outstanding						Stock Options Vested

				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2013	$6.76	-	$9.74	43	$193	0	43
2014	8.94	-	16.05	335	1,617	1	335
2015	18.20	-	21.39	200	1,556	2	200
2016	15.93	-	16.86	184	1,082	3	184
2017	15.80	-	19.41	227	1,331	4	227
2018	22.49	-	32.71	439	4,241	5	351
2019	41.07	-	45.76	581	9,126	6	344
2020	44.84	-	59.49	532	10,498	7	214
2021	73.47	-	83.64	558	18,307	8	129
2022	79.79	-	94.88	570	21,580	9	31
2023	$89.83	-	$89.86	222	9,779	10	—
TOTAL				3,891	$79,310		2,058
The aggregate intrinsic value of options outstanding, vested and expected to vest as of March 31, 2023 and December 31, 2022 is as follows:

Options	March 31, 2023	December 31, 2022
Outstanding	$176,518	$183,593
Vested	131,960	136,000
Expected to vest	40,631	43,232
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options. The aggregate intrinsic value of options that vested during the three months ended March 31, 2023 and 2022 was $5,337 and $6,351, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2023 and 2022 was $10,950 and $9,502, respectively.
Restricted Stock Awards
The Company granted 105 and 112 restricted stock awards during the three months ended March 31, 2023 and 2022, respectively. All awards were granted at an issue price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the three months ended March 31, 2023 and 2022 ranged from $89.83 to $94.63 and $73.17 to $79.79, respectively. The fair value per share includes quarterly stock awards to non-employee directors.

A summary of the status of the Company's non-vested restricted stock awards as of March 31, 2023 and changes during the three months ended March 31, 2023 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	487	$64.92
Granted	105	90.08
Vested	(95)	78.78
Forfeited	(3)	62.92
Nonvested at March 31, 2023	494	$67.68

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the three months ended March 31, 2023, the Company granted 4 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards was $94.63 based on the market price on the grant date.
Long-Term Incentive Plan
On August 27, 2019, the Board approved the Long-Term Incentive Plan (the 2019 LTI Plan). The 2019 LTI Plan provides that certain employees of the Company who assisted in the consummation of the spin-off transaction in 2019 were granted shares of restricted stock upon successful completion of the spin-off transaction. The 2019 LTI Plan provides for the issuance of 500 shares of Pennant restricted stock. The shares are vested over five years at 20% per year on the anniversary of the grant date. If a recipient is terminated or voluntarily leaves the Company, all shares subject to restriction or not yet vested shall be entirely forfeited. The total stock-based compensation related to the 2019 LTI Plan was approximately $191 and $195 for the three months ended March 31, 2023 and 2022, respectively.
Stock-based compensation expense recognized for the Company's equity incentive plans and long-term incentive plan for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2022
Stock-based compensation expense related to stock options	$3,425	$2,520
Stock-based compensation expense related to restricted stock awards	2,728	2,302
Stock-based compensation expense related to stock options and restricted stock awards to non-employee directors	420	345
TOTAL	$6,573	$5,167

In future periods, the Company expects to recognize approximately $48,755 and $30,109 in stock-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of March 31, 2023. Future stock-based compensation expense will be recognized over 3.7 and 3.4 weighted average years for unvested options and restricted stock awards, respectively. There were 1,833 unvested and outstanding options as of March 31, 2023, of which 1,729 shares are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest as of March 31, 2023 was 6.1 years.

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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The terms and conditions of the one stand-alone lease are substantially the same as those for the master leases described above. Total rent expense under the Master Leases was approximately $16,283 and $15,645 for the three months ended March 31, 2023 and 2022, respectively.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is in compliance with requirements of the Master Leases as of March 31, 2023.
In connection with the spin-off transaction that occurred in 2019, the Company guaranteed certain leases of Pennant based on the underlying terms of the leases. The Company does not consider these guarantees to be probable and the likelihood of Pennant defaulting is remote, and therefore no liabilities have been accrued.
The Company leases certain affiliated operations and certain administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense, inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $46,761 and $35,785 for the three months ended March 31, 2023 and 2022, respectively.
Seventy-eight of the Company’s affiliated facilities, excluding the facilities that are operated under the Master Leases with CareTrust, are operated under 12 separate master lease arrangements. During the three months ended March 31, 2023, the Company expanded its operations through two separate master lease arrangements for 20 stand-alone skilled nursing operations, of which 17 are operated by the Company's affiliated operating subsidiaries and the remaining three are subleased to a third-party operator. These two master leases increased the lease liabilities and right-of-use assets by $325,369 to reflect the new lease obligations and have initial lease terms of 18 and 20 years. Under these master leases, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.

The components of operating lease expense are as follows:

	Three Months Ended March 31,
	2023	2022
Rent - cost of services(1)	$46,637	$35,762
General and administrative expense	124	23
Depreciation and amortization(2)	298	289
Variable lease costs(3)	4,832	5,363
	$51,891	$41,437
(1) Rent- cost of services includes deferred rent expense adjustments of $263 and $124 for the three months ended March 31, 2023 and 2022, respectively. Additionally, rent - cost of services includes other variable lease costs such as CPI increases and short-term leases of $2,060 and $937 for the three months ended March 31, 2023 and 2022, respectively.
(2) Depreciation and amortization is related to the amortization of favorable and direct lease costs.
(3) Variable lease costs, including property taxes and insurance, are classified in cost of services in the Company's condensed consolidated statements of income.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future minimum lease payments for all leases as of March 31, 2023 are as follows:

Year	Amount
2023 (remainder)	$141,572
2024	188,863
2025	188,825
2026	188,735
2027	188,219
2028	186,975
Thereafter	1,693,094
TOTAL LEASE PAYMENTS	2,776,283
Less: present value adjustment	(1,021,877)
PRESENT VALUE OF TOTAL LEASE LIABILITIES	1,754,406
Less: current lease liabilities	(77,419)
LONG-TERM OPERATING LEASE LIABILITIES	$1,676,987
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of March 31, 2023, the weighted average remaining lease term is 15.5 years and the weighted average discount rate used to determine the operating lease liabilities is 6.5%.
Lessor Activities

In 2019, Ensign affiliates retained ownership of the real estate at 29 senior living operations that were contributed to Pennant in the spin-off transaction. As of March 31, 2023, Ensign affiliates retained ownership of the real estate for these 29 senior living communities. All of these properties are leased to Pennant on a triple-net basis, whereas the respective Pennant affiliates are responsible for all costs at the properties including: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The initial terms range between 14 to 16 years.

During the three months ended March 31, 2023, the Company entered into a sublease agreement for three stand-alone skilled nursing operations with a third-party operator with an initial lease term of 18 years.

Total rental income from all third-party sources for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	2022
Pennant(1)	$3,742	$3,815
Other third-party	1,181	474
TOTAL	$4,923	$4,289
(1) Pennant rental income includes variable rent such as property taxes of $325 and $330 during the three months ended March 31, 2023 and 2022, respectively. In addition, the number of senior living operations leased to and operated by Pennant during the three months ended March 31, 2023 and 2022 was 29 and 32, respectively.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future annual rental income for all leases as of March 31, 2023 were as follows:

Year	Amount(1)
2023 (remainder)	$15,543
2024	20,158
2025	19,700
2026	19,468
2027	19,442
2028	19,417
Thereafter	115,363
TOTAL	$229,091
(1) Annual rental income includes base rents and variable rental income pursuant to existing leases as of March 31, 2023.
18. DEFINED CONTRIBUTION PLANS

The Company has a 401(k) defined contribution plan (the 401(k) Plan), whereby eligible employees may contribute up to 90% of their annual basic earnings, subject to applicable annual Internal Revenue Code limits. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company.

The Company has a non-qualified deferred compensation plan (the DCP), whereby certain highly compensated employees who are otherwise ineligible to participate in the Company's 401(k) plan, may defer the receipt of a portion of their base compensation and, for certain employees, up to 100% of their eligible bonuses. Additionally, the DCP allows for the employee deferrals to be deposited into a rabbi trust and the funds are generally invested in individual variable life insurance contracts owned by the Company that are specifically designed to fund savings plans of this nature. The Company paid for related administrative costs, which were not significant during three months ended March 31, 2023 and 2022.

As of the three months ended March 31, 2023 and 2022, the Company accrued $37,613 and $27,980, respectively, as long term deferred compensation in other long term liabilities on the consolidated balance sheet. Cash surrender value of the contracts is based on investment funds that shadow the investment allocations specified by participants in the deferred compensation plan. Refer to Note 5, Fair Value Measurements for more information on the funds.

For the three months ended March 31, 2023, the Company recorded a gain on the investment acquired in connection with its deferred compensation plan of $1,239, which is included in other income (expense), net. During the same period, the Company recorded an offsetting expense of $1,280, which is allocated between cost of services and general and administrative expenses.

For the three months ended March 31, 2022, the Company recorded a loss on the investment acquired in connection with its DCP of $1,202, which is included in other income (expense), net. During the same periods, the Company recorded an offsetting reduction in expense of $1,211, which is allocated between cost of services and general and administrative expenses.
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
Medicare Revenue Recoupments — The Company's independent operating entities are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments as a result of Recovery Audit Contractors (RAC), Program Safeguard Contractors, and Medicaid Integrity Contractors programs (collectively referred to as Reviews). For several months during the COVID-19 pandemic, the Centers for Medicare and Medicaid Services (CMS) suspended its Targeted Probe and Educate Program. Beginning in August 2020, CMS resumed Targeted Probe and Educate Program activity. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. The Company anticipates that these Reviews could increase in frequency in the future. As of March 31, 2023 and through the filing date of this report, 17 of the Company's independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process.
Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible, and continually monitors and adjusts these allowances as necessary. The Company’s receivables from Medicare and Medicaid payor programs accounted for 54.7% and 56.3% of its total accounts receivable as of March 31, 2023 and December 31, 2022, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 73.3% and 73.4% of the Company's revenue for the three months ended March 31, 2023 and 2022, respectively.
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of March 31, 2023, the Company's uninsured cash deposits are not material. All uninsured bank deposits are held at high quality credit institutions.
20. COMMON STOCK REPURCHASE PROGRAM
On July 28, 2022, the Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months from August 2, 2022. Under this program, the Company is authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. The share repurchase program does not obligate the Company to acquire any specific number of shares. The Company did not purchase any shares pursuant to this stock repurchase program in the three months ended March 31, 2023.
On February 9, 2022, the Board of Directors approved a stock repurchase program pursuant to which the Company could repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months from February 10, 2022. Under this program, the Company was authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. The Company did not purchase any shares pursuant to this stock repurchase program in the three months ended March 31, 2022. In 2022, this repurchase program expired upon the repurchase of the fully authorized amount under the plan and is no longer in effect.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On October 21, 2021, the Board of Directors approved a stock repurchase program pursuant to which the Company could repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months that started on October 29, 2021. Under this program, the Company was authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. The Company repurchased 133 shares of its common stock for $9,882 pursuant to this stock repurchase program during the three months ended March 31, 2022. In 2022, this repurchase program expired upon the repurchase of the fully authorized amount under the plan and is no longer in effect.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Interim Financial Statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2022 (Annual Report), which discusses our business and related risks in greater detail, as well as subsequent reports we may file from time to time on Form 10-Q and Form 8-K, for additional information. The section entitled “Risk Factors” contained in Part II, Item 1A of this Quarterly Report on Form 10-Q, and similar discussions in our other SEC filings, also describe some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this Quarterly Report on Form 10-Q and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.
This Quarterly Report on Form 10-Q contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which include, but are not limited to our expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, and plans and objectives of management. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Additionally, our business and operations for 2023 continue to be impacted by changes of the COVID-19 environment. Because of the unprecedented nature of the pandemic, we are unable to predict the full extent and duration of the financial impact of these changes on our business, financial condition and results of operations. Our actual results could differ materially from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” contained in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.
As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, "Ensign," "Company," “we,” “our” and “us” refer to The Ensign Group, Inc. and its consolidated subsidiaries. All of our affiliated operations, the Service Center, our wholly-owned captive insurance subsidiary and our captive real estate investment trust (REIT) called Standard Bearer Healthcare REIT, Inc. (Standard Bearer) are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. The use of "Ensign," "Company," “we,” “us,” “our” and similar verbiage in this Quarterly Report on Form 10-Q is not meant to imply that any of our affiliated operations, the Service Center, the captive insurance subsidiary or Standard Bearer are operated by the same entity. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Interim Financial Statements included in this Quarterly Report.

Overview
We are a provider of health care services across the post-acute care continuum and engage in the operation, ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare related properties and other ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. Our operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, senior living and other ancillary services. As of March 31, 2023, we offered skilled nursing, senior living and rehabilitative care services through 290 skilled nursing and senior living facilities. Of the 290 facilities, we operated 211 facilities under long-term lease arrangements and have options to purchase 11 of those facilities. Our real estate portfolio includes 108 owned real estate properties, which included 79 facilities operated and managed by us, 29 senior living operations leased to and operated by The Pennant Group, Inc., or Pennant, as part of the spin-off transaction that occurred in October 2019, and the Service Center location. Of the 29 real estate operations leased to Pennant, one senior living operation is located on the same real estate property as a skilled nursing facility that we own and operate.
The following table summarizes our affiliated facilities and operational skilled nursing beds and senior living units by ownership status as of March 31, 2023:

	Owned and Operated	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total for Facilities Operated
Number of facilities	79	11	200	290
Percentage of total	27.2%	3.8%	69.0%	100.0%
Operational skilled nursing beds	7,833	1,145	20,937	29,915
Percentage of total	26.2%	3.8%	70.0%	100.0%
Senior living units	1,705	178	1,144	3,027
Percentage of total	56.3%	5.9%	37.8%	100.0%
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
Recent Activities
Operational Update — On January 30, 2023, the Biden-Harris Administration announced its plan to extend the public health emergency (PHE) for a final time to May 11, 2023. Our primary focus has always been and continues to be the health and safety of our patients, residents, employees and their respective families. Even with the anticipated end of the PHE, we continue to implement new measures and maintain existing ones to provide the safest possible environment within our sites of service, taking into consideration the vulnerable nature of our patients and the unique exposure risks of our staff.
We continue to execute on key initiatives to rebuild occupancy lost due to the pandemic. Our combined Same Facilities and Transitioning Facilities occupancy is 78.5%, which represents a 4.3% increase compared to the prior year quarter, and is closer to our pre-pandemic occupancy levels, which was at 80.1% in March 2020. The innovative approaches and strategic partnerships developed during the pandemic have supported our occupancy improvements and continue to enable us to gain additional market share. These key initiatives together with our dedication to operational fundamentals resulted in a strong first quarter.

We receive state relief funding from various states, including healthcare relief funding under the American Rescue Plan Act (ARPA), increases in the Federal Medical Assistance Percentage (FMAP) under the Families First Coronavirus Response Act (FFCRA) and other state specific relief programs. We use this funding to reimburse the recipient for healthcare and labor related expenses that are attributable to the COVID-19 pandemic or are associated with providing patient care. The Consolidated Appropriations Act of 2023 (CAA 2023) and the end of the PHE will result in the gradual phase down of the temporary increase in FMAP funding. During the three months ended March 31, 2023, the temporary increase to FMAP remained unchanged at 6.2%. It is expected that the increase will decline to 5% in the second quarter, 2.5% in the third quarter and 1.5% in the fourth quarter. Additionally, in some states, we will continue to receive state relief funding through the ARPA and other state relief programs through the end of 2023.
During the three months ended March 31, 2023 and 2022, we recognized $26.4 million and $17.6 million, respectively, of combined state relief funding as revenue.
Facility Information

The following table sets forth the location of our operated and owned facilities by type as well as the number of beds and units located at operated and owned facilities as of March 31, 2023:

	TX	CA	AZ	UT	CO	WA	ID	SC	NE	IA	KS	NV	WI	Total
Number of operated facilities
Skilled nursing operations	77	67	30	18	18	13	11	7	4	4	—	2	2	253
Senior living operations	1	—	1	2	5	1	—	—	1	—	—	—	—	11
Campuses(1)	4	3	5	1	1	—	1	—	2	2	7	—	—	26
Number of operated beds/units
Operational skilled nursing beds	9,859	6,760	4,517	1,989	1,890	1,227	998	866	413	368	570	358	100	29,915
Senior living units	509	197	757	163	725	98	21	—	313	31	213	—	—	3,027

Number of owned and operated facilities
Skilled nursing properties	18	10	9	7	4	2	5	5	1	—	—	—	2	63
Senior living communities	1	—	—	—	3	—	—	—	1	—	—	—	—	5
Campuses(1)	2	1	4	—	—	—	—	—	—	—	4	—	—	11
Number of owned and operated beds/units
Owned skilled nursing beds	2,279	1,182	1,596	682	361	204	468	544	88	—	329	—	100	7,833
Owned Senior living units	443	42	356	—	461	—	—	—	274	—	129	—	—	1,705
Number of owned and not operated facilities
Senior living properties	6	2	1	—	—	—	—	—	—	—	—	1	19	29
(1) Campuses represent facilities that offer both skilled nursing and senior living services.
During the three months ended March 31, 2023, we expanded our operations through long-term leases, with the addition of 19 stand-alone skilled nursing operations. These new operations added a total of 1,764 operational skilled nursing beds to be operated by our affiliated operating subsidiaries. For further discussion of our expansions, see Note 8, Operation Expansions in the Notes to the Interim Financial Statements.

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
•Average daily rates — The routine revenue by payor source for a period at the skilled nursing facilities divided by actual patient days for that revenue source for that given period. These rates exclude additional state relief funding, which includes payments we recognized as part of the ARPA, FFCRA and other state relief programs.
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

	Three Months Ended March 31,
Skilled Mix:	2023	2022
Days	32.3%	33.7%
Revenue	52.7%	54.3%
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

The following table summarizes our overall occupancy statistics for skilled nursing operations for the periods indicated:

	Three Months Ended March 31,
Occupancy for skilled services:	2023	2022
Operational beds at end of period	29,915	25,513
Available patient days	2,627,531	2,285,046
Actual patient days	2,047,705	1,695,964
Occupancy percentage (based on operational beds)	77.9%	74.2%
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
Revenue Sources

The following table sets forth our total service revenue by payor source generated by our skilled services segment and our "All Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	Skilled Services		Other Service Revenue		Total Service Revenue
	2023	2022	2023	2022	2023	2022
Medicaid(1)	$333,445	$261,587	$6,819	$4,761	$340,264	$266,348
Medicare	247,723	208,411	—	—	247,723	208,411
Medicaid-skilled	57,927	45,949	—	—	57,927	45,949
Subtotal	639,095	515,947	6,819	4,761	645,914	520,708
Managed care	156,663	127,786	—	—	156,663	127,786
Private and other(2)	55,165	43,038	24,176	17,624	79,341	60,662
TOTAL SERVICE REVENUE	$850,923	$686,771	$30,995	$22,385	$881,918	$709,156

	Three Months Ended March 31,
	Skilled Services		Other Service Revenue		Total Service Revenue
	2023	2022	2023	2022	2023	2022
Medicaid(1)	39.2%	38.1%	22.0%	21.3%	38.6%	37.6%
Medicare	29.1	30.3	—	—	28.1	29.4
Medicaid-skilled	6.8	6.7	—	—	6.6	6.4
Subtotal	75.1	75.1	22.0	21.3	73.3	73.4
Managed care	18.4	18.6	—	—	17.8	18.0
Private and other(2)	6.5	6.3	78.0	78.7	8.9	8.6
TOTAL SERVICE REVENUE	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Medicaid payor includes revenue for senior living operations and revenue related to state relief funding.
(2) Private and other payors in our "all other" category includes revenue from senior living operations and all payors generated in our other ancillary operations.

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
Standard Bearer
We generate rental revenue primarily by leasing post-acute care properties that we acquired to healthcare operators under triple-net lease arrangements, whereby the tenant is solely responsible for the costs related to the property, including property taxes, insurance and maintenance and repair costs, subject to certain exceptions. As of March 31, 2023, our real estate portfolio within Standard Bearer is comprised of 103 real estate properties. Of these properties, 75 are leased to affiliated skilled nursing facilities wholly-owned and managed by us and 29 are leased to senior living operations wholly-owned and managed by Pennant. Of the 29 real estate operations leased to Pennant, one senior living operation is located on the same real estate property as a skilled nursing facility that we own and operate. During the three months ended March 31, 2023, we generated rental revenues of $19.7 million, of which $15.9 million was derived from affiliated wholly-owned healthcare operators, and therefore eliminated in consolidation.
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
Critical Accounting Estimates
Our Interim Financial Statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these financial statements requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, cash flows, revenues and expenses, and related disclosure of contingent assets and liabilities.
See Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for further discussion of critical accounting estimates. There were no material changes to our critical accounting policies with which the estimates are developed since December 31, 2022.
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
Proposed and Anticipated Rulemaking and Administrative Actions
The federal government, through CMS rulemaking, Presidential executive actions or Congressional legislation, and the state and local governments have recently released the following proposed rulemaking or administrative actions that may have an impact on our independent operating skilled nursing facilities (SNF) or long-term care (LTC) facilities:
Biden-Harris Administration's Nursing Home Care Priorities — On February 28, 2022, the Biden-Harris Administration issued a fact sheet regarding nursing home care priorities and reforms that it intends to seek in the coming year. The Biden-Harris Administration’s desired changes are multi-faceted, concerning payment to facilities, staffing level requirements, training and retention of staff, standards of care offered to residents, increased transparency and public disclosure of ownership, and enhanced civil remedies and other authority to exercise upon facilities that do not satisfy CMS’s standards. Proposed rules based on these directives are expected in 2023, including those highlighted below, with final rules to follow a notice-and-comment period required by law.
Proposed Rule over Ownership Transparency — On February 13, 2023, CMS issued a proposed rule that, if finalized and implemented, would require SNFs to disclose certain information regarding their ownership and managerial relationships. Consistent with the announcements by the Biden-Harris Administration in February 2022, CMS’s proposed rule sought to enact Section 6101 of the ACA and require SNF disclosure of information to CMS that includes the identity of any person or legal entity that: (1) exercises financial, operational, or managerial control over any facility or part of a facility, or provides services to a facility that include its policies and procedures or cash management services; (2) leases or subleases real property to the facility, or owns 5% or more of the real property’s total value; and (3) provides any management or administrative services (or consults regarding the same), or provides accounting or financial services to the SNF. Under the proposed rule, this information would be required upon initial enrollment (including a change of ownership) and during revalidation of Medicare participation. This proposed rule also would require a SNF to disclose its organizational structure and identities of employees and up to corporate officers and directors, to Medicare and state Medicaid agencies.
Proposed Federal Legislation — On March 9, 2023, Rep. Debbie Dingell introduced bill H.R. 1493, the HCBS Access Act, which seeks to expand access to and resources available for home and community based services (HCBS). The purpose of this bill is to provide Medicaid funding to individuals who provide direct home- and community-based care to adults over the age of 60 or people who have disabilities. In addition to providing Medicaid funding for their services, this bill also seeks to provide financial resources for the training of these direct care providers, who are intended to provide services to the elderly or disabled that range from advocacy and community integration to transportation and daily assistance tasks ranging from bathing and laundry to meal preparation and housekeeping. This bill was introduced on March 9, 2023 and referred to the Committee on Energy and Commerce, Committee on Education and the Workforce, and Committee on Oversight and Accountability, that same day. No further action has been taken on the HCBS Access Act since its introduction and referral to the aforementioned committees.

Proposed State Legislation — Many states in which our independent operating subsidiaries operate have introduced legislation that would create or change laws and regulations related to our business and industry. For example, several states are considering legislation that would require skilled nursing facility expenses be maintained at a specified ratio of reimbursement from governmental programs, thereby limiting the facility’s profit or revenue. We continually monitor these introduced bills and other legislative developments so we can respond to the changing regulatory environment impacting our business.
Proposed Fiscal Year 2024 Skilled Nursing Facility Prospective Payment System (SNF PPS) — On April 4, 2023, CMS issued its proposed rule for the fiscal year 2024 SNF PPS, which included proposed changes for Medicare payment rates, the SNF Quality Reporting Program (QRP) and the SNF Value-Based Purchasing (VBP) Program.
The proposed changes to the Medicare payment rates is an increase in the aggregate net market basket by 3.7%. The increase includes a 6.1% update to the market basket, which is based on a 2.7% current year market basket increase plus a 3.6% market basket error adjustment, less a 0.2% productivity adjustment and a negative 2.3% adjustment as a result of the second phase of the recalibrated parity adjustment.
The proposed changes to the SNF QRP, which may be altered significantly if adopted in final rulemaking, include: (1) beginning in fiscal year 2025, adopting the discharge function score measure, which assesses the SNF residents who meet or exceed an expected discharge function score; (2) beginning in fiscal year 2026, adopting the “CoreQ” measure of short stay discharge to determine the percentage of residents discharged from a SNF within 100 days of admission and their satisfaction with the SNF’s performance during the patient’s residency; (3) beginning in fiscal year 2026, tracking the percentage of patients and residents up-to-date with COVID-19 vaccinations recommended based on the CDC’s most recent guidelines; and (4) beginning in fiscal year 2025, measuring the percentage of SNF healthcare personnel who are considered up-to-date with recommended COVID-19 vaccination requirements identified by the CDC’s most recent guidance. Further, in fiscal year 2025, CMS proposes removing scoring of SNFs for change in self-care and change in mobility for medical rehabilitation patients. CMS also proposes the public reporting of SNFs’ transfer of health information to both other providers and patients as a measure of calculating and reporting the skill of any SNF on CMS’s nursing home compare website.
The proposed changes to the SNF VBP Program seeks the adoption of four new quality measures which include (1) nursing staff turnover measure in fiscal years 2024 and 2026; (2) the discharge function score measure in fiscal years 2025 and 2027, to determine the percentage of discharged SNF residents who meet or exceed expected discharge function scores; adoption of the long stay hospitalization measure per 100 patients to evaluate the hospitalization rate of long-stay SNF residents; (3) the percentage of residents experiencing falls to be reported in fiscal years 2025 and 2027; and (4) replacing the SNF 30-day all-cause readmission measure with the skilled nursing facility within stay potentially reasonable readmissions in fiscal year 2025.
Biden-Harris Administration Executive Order — On April 18, 2023, President Biden signed an executive order seeking to increase access to affordable, high-quality long-term care for adults who are older or disabled. This executive order articulated the Biden-Harris Administration’s policy to enable families to have access to affordable, high-quality care for older or disabled family members, and to support the workforce of individuals who would provide such care, including through adequate wages and the ability to unionize. This executive order directed HHS and CMS to take steps to use existing funding and resources to connect home- and community-based workers with education and training opportunities and to create greater opportunities for workers in those fields to obtain health insurance and retirement benefits. Consistent with the Biden-Harris Administration’s February 2022 guidance discussed above, this executive order stated its priorities for HHS and CMS to investigate resources and methods to provide greater resources and training to caregivers, including family caregivers, and for the Department of Labor to provide resources and guidance to aid in the development and protection of a caregiving-focused workforce.
Proposed CMS Minimum Staffing Mandate — Consistent with announcements by the Biden-Harris Administration in February 2022, CMS launched a nursing home staffing study focused on minimum level and staffing type required at nursing homes. The proposed rule for the fiscal year 2023 SNF PPS released in April of 2022 contained a request for information that solicited public comments regarding SNF and LTC facility staffing requirements. CMS received more than 3,000 comments in response to this request for information, which CMS evaluated along with other data in a mixed-methods study it conducted in August of 2022. Certain organizations, including the American Health Care Association, have predicted that the mandatory minimum staffing mandate may be as high as 4.1 hours per patient day across nursing aides, licensed practical nurses and registered nurses involved in resident care. The information CMS has gathered and studied since 2022 will serve as the basis for proposed minimum staffing requirements in SNFs beginning this spring. CMS’s final rule, once issued, may vary significantly from the substance of the proposed rule.

Coronavirus
In an effort to promote efficient care delivery and to decrease the spread of COVID-19, federal, state and local regulators have implemented new regulations and waived (in some cases, temporarily) certain existing regulations, including those set forth below, which are scheduled to expire on May 11, 2023.
Temporary suspension of certain patient coverage criteria and documentation and care requirements — The Coronavirus Aid, Relief and Economic Security Act of 2020 (the CARES Act) and a series of temporary waivers and guidance issued by CMS suspended various Medicare patient coverage criteria to ensure patients continue to have adequate access to care, notwithstanding the burdens placed on healthcare providers as related to the COVID-19 pandemic. Many of these regulatory waivers were issued pursuant to Section 1135 of the Social Security Act, which authorizes the HHS Secretary to temporarily waive or modify Medicare and Medicaid requirements for affected health care providers and facilities following the declaration of a Public Health Emergency (PHE). HHS also waived requirements specific to SNFs. While these waivers remained in effect during the quarter immediately ending before this report, all of these waivers are scheduled and expected to end with the PHE's expiration on May 11, 2023.

Pursuant to the Emergency Waivers, CMS authorized temporary waivers on medical review requirements, effective March 1, 2020. In addition, CMS also downgraded the priority for scheduled program audits and contract-level Risk Adjustment Data Validation audits for Medicare Advantage organizations, Part D sponsors, Medicare-Medicaid Plans and Programs of All-Inclusive Care for the Elderly organizations. Reducing the priority of those standard or scheduled audit activities allows providers, CMS and other organizations to focus on patient care, including directing audit activities toward infection control. The reprioritization of its audit activities were time-limited and normal activities resumed in 2022.
Beginning on May 7, 2021, CMS started to end certain Emergency Waivers related to the COVID-19 pandemic, beginning with waivers regarding data reporting and resident grouping, transfer and discharge. The expiration of additional Emergency Waivers in place for SNF and LTC facilities, along with the expiration of other Emergency Waivers for other residential facilities other than hospitals and critical access hospitals occurred on June 6, 2022.
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
The Emergency Waivers that expired on June 6, 2022 were: (1) waivers of SNF physical environment conditions for temporary use facilities (including COVID-19 treatment locations) and use of interior or non-residential space within a SNF to accommodate residents; (2) waivers of requirements for timely preventative maintenance for certain equipment, including dialysis equipment; (3) the waiver of inspection, testing and maintenance for the facilities and medical equipment used within ICFs and SNFs; (4) the waiver of inspection, testing and maintenance for compliance with applicable life safety codes and health care facility codes for intermediate care facilities (ICFs) and SNFs; (5) the waiver of CMS’s requirement for ICFs and SNFs to have an exterior door or window in every room used for sleeping; (6) life safety code waivers of quarterly fire drills and allowing SNFs to erect temporary walls and barriers between patients; (7) waiving CMS’s minimum training requirements for paid feeding assistants in LTC facilities; (8) CMS’s waiver of its requirement for nurse aides within SNFs to receive at least 12 hours of annual in-service training; and (9) the waiver of a SNF’s normal obligation not to employ any nursing aid longer than 4 months if he or she does not satisfy federal training and certification requirements.
Examples of the Emergency Waivers still in effect as of March 31, 2023 include, but are not limited to, the following: (1) approving temporary transfer, discharge and cohorting of patients to ensure that facilities can separate COVID-19 negative patients from those that are positive for or have been exposed to the virus; (2) allowing SNFs to provide a skill-in-place program for Medicare beneficiaries who are residents of the SNF that meet the skill-in-place criteria, foregoing the usual three-day qualifying hospital stay; and (3) temporarily waiving certain documentation and reporting requirements regarding patient admission, transfer and discharge.

Resuming visitation and resident rights — CMS has issued guidance to facilities throughout the PHE regarding patients’ rights to visitation. While the CMS guidance issued in March 2020 directed facilities to severely restrict visitation, CMS subsequently provided and updated guidance through the course of the pandemic that broadens visitation and provides guidance on visitation procedures. On September 23, 2022, CMS updated its visitation guidance to recommend the use of masks or face coverings when the county where the facility is located has a high rate of COVID-19 transmission, encouraged the use of masks or face coverings regardless of COVID-19 transmission status and allowed residents and visitors to choose not to wear masks or face coverings when alone in the resident's room or in a dedicated visitation area. This most recent CMS guidance also included updated advice related to isolation of known or suspected positive COVID-19 cases or those exposed to positive COVID-19 cases. The guidance also encouraged distancing during large group gatherings within the facility. Absent further rulemaking or superseding direction, this guidance regarding visitation and resident rights will expire and cease effect as of the PHE’s anticipated expiration on May 11, 2023.
Testing requirements — Beginning in April 2020, authorities in several states in which our independent operating subsidiaries are located began to mandate widespread COVID-19 testing at all nursing home and LTC facilities. This came after the Centers for Disease Control and Prevention (CDC) stated that older adults are at a higher risk for serious illness from the coronavirus and issued updated testing guidelines for nursing homes. Some of these states were also publicly reporting COVID-19 outbreaks in facilities. On April 27, 2021, CMS issued revised parameters for testing, specifying that the requirement for routine testing of staff applies only to those staff members that are unvaccinated - fully vaccinated staff do not have to be routinely tested. Thereafter, CMS's interim final rule (IFR) regarding COVID-19 testing of staff, released on September 23, 2022 stated that routine testing of asymptomatic staff for COVID-19 is no longer generally recommended without exposure to COVID-19, but may be performed at the discretion of the LTC facility. This guidance clarified that individuals who show symptoms of COVID-19, regardless of vaccination status, should be tested for COVID-19 as soon as possible. Additionally, this IFR called for testing of residents and staff that came into close contact with a COVID-19 positive resident or staff, regardless of vaccination status, or test all resident and staff if close contact cannot be identified and investigation of an outbreak when there is a single positive COVID-19 case among residents or staff of the LTC facility. Absent further rulemaking or superseding direction, this IFR will expire and cease effect as of the PHE’s anticipated expiration on May 11, 2023.
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
In addition to the IFR mandating vaccinations for health facility workers, several states where our independent operating facilities are located had issued vaccine mandates that largely aligned with CMS's requirements, however these mandates have since been rescinded. On October 23, 2022, CMS issued further guidance unifying its recommendations for all facilities under its oversight, including SNFs and LTC facilities, reaffirming CMS's activities to verify vaccination of all SNF and LTC facility staff, and where necessary, to pursue corrective action for facilities found deficient in this requirement. Although the PHE will not automatically terminate CMS’s IFR regarding staff vaccination, this IFR may likely expire during the fall of 2024 unless made permanent through formal rulemaking.
Reporting requirements — In accordance with CMS reporting guidance, SNFs are required to report to the CDC National Health Safety Network certain information related to COVID-19 cases on a weekly basis. Facilities are also required to provide residents and staff with vaccine education and offer vaccines, when available, to residents and staff. The IFR published on August 23, 2021 requires facilities to develop policies and procedures to ensure the availability of the COVID-19 vaccine to residents and staff and to educate them concerning the benefits, risks and potential side effects associated with the vaccine. CMS may initiate enforcement activities and assess civil monetary penalties for not meeting any of these COVID-19 related reporting requirements under this IFR and reaffirmed its intent to seek corrective action against SNFs and LTC facilities that do not satisfy these requirements. We do not believe these COVID-19 related requirements will have a material impact on our Interim Financial Statements.
Survey Activity and Enforcement — In response to the COVID-19 pandemic environment, CMS included infection controls as part of its survey process along with updating its patients' and residents' rights to receive visitor guidance. The spectrum of remedies available to CMS for imposition includes increased monetary fines, shortened time periods to return to compliance and other administrative penalties for deficiencies. In advance of the PHE’s anticipated expiration, CMS’s surveyors had resumed using standard survey processes to continue assessing infection prevention and control under extant standards, rather than the COVID-19 specific focused infection tool that CMS used in 2021 and 2022.

Changes to Medicaid Reimbursement — In March of 2020, the Families First Coronavirus Relief Act (FFCRA) provided a 6.2% increase to the Federal Medicaid Assistance Percentage (FMAP) during the PHE. In addition to this funding increase, the FFCRA imposed conditions restricting the disenrollment and standards for re-enrolling Medicaid beneficiaries to promote continuous care of beneficiaries during the PHE. The CAA 2023 amended these Medicaid enrollment protections and increased FMAP funding provided in the FFCRA. In the first quarter of 2023, the FMAP increase CMS provides to the states will remain elevated by 6.2%, but will decline for the remaining quarters in 2023, subject to further reductions noted below: for the second quarter, April through June 2023, this increase will be reduced to 5%; in the third quarter, from July through September, the FMAP increase will be reduced to 2.5%, and in October through December, the FMAP increase will be reduced to 1.5%. Previously, the FMAP funding was dependent on the termination of the PHE. The ultimate amount of funding from each state will vary substantially based on that states’ policies.
CMS’s provision of these increased FMAP funds to states is conditioned upon states reporting to CMS certain Medicaid-related information, including data pertaining to Medicaid renewals, termination of Medicaid coverage, beneficiary customer service information, and other eligibility and renewal information that may be identified in regulations or by the HHS Secretary. States that do not report required data to CMS beginning in July of 2023 will be penalized 0.25 percentage points, up to a total of one percentage point, for each quarter the state does not report data to CMS. The CAA 2023 also grants CMS authority to impose fines, penalties, and other sanctions upon states that do not comply with this law’s requirements for the unwinding of increased FMAP payments.
Under the CAA 2023, states may begin disenrolling Medicaid beneficiaries beginning on April 1, 2023 after a full review of such beneficiaries' eligibility. The FFCRA contemplated continuous Medicaid enrollment until the end of the PHE and provided funding for enrollment during that duration. The CAA 2023 winds down this Medicaid spending for continuous enrollment in phases, ultimately reducing CMS’s contribution to state-administered Medicaid programs. CMS guidance permits states up to 14 months to initiate and process traditional Medicaid renewals, including the eligibility and enrollment process.
Medicare
Medicare presently accounts for approximately 29.1% of our skilled nursing services revenue year-to-date, being our second-largest payor. The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past, and could in the future, result in substantial reductions in our revenue and operating margins.
Patient-Driven Payment Model (PDPM)
The SNF PPS Rule became effective October 1, 2019. The SNF PPS Rule includes a new case-mix model that focuses on the patient’s condition (clinically relevant factors) and resulting care needs, rather than on the volume of care provided, to determine Medicare reimbursement. The case mix-model is called the Patient-Driven Payment Model (PDPM), which utilizes clinically relevant factors for determining Medicare payment by using International Classification of Diseases, Tenth Revision diagnosis codes and other patient characteristics as the basis for patient classification. PDPM utilizes five case-mix adjusted payment components: physician therapy, occupational therapy, speech language pathology, nursing and social services and non-therapy ancillary services. It also uses a sixth non-case mix component to cover utilization of SNFs' resources that do not vary depending on resident characteristics.
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

Skilled Nursing Facility - Quality Reporting Program (SNF QRP)
The Improving Medicare Post-Acute Care Transformation Act of 2014 (IMPACT Act) provided data reporting requirements for certain Post-Acute-Care (PAC) providers. The IMPACT Act requires that each SNF submit its quality measures data. If a SNF does not submit required quality data, its payment rates are reduced by 2.0% for each such fiscal year. Application of the 2.0% reduction may result in payment rates for a fiscal year being less than the preceding fiscal year. In addition, reporting-based reductions to the market basket increase factor will not be cumulative; they will only apply for the fiscal year involved. A SNF's Medicare Administrative Contractor will issue the facility a notice of non-compliance if it does not satisfy its QRP reporting requirements.
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

On January 25, 2023, CMS announced that the most recently reported QRP data was incorporated in the January 2023 refresh of the information available through the SNF Care Compare website. On February 14, 2023, CMS released a draft of the latest minimum data set (MDS) specifications for information to be collected and reported to CMS by SNFs under the QRP. CMS anticipates releasing the final MDS specifications in May of 2023, with these specifications and reporting requirements implemented on October 1, 2023.
Medicare Annual Payment Rule
CMS is required to calculate an annual Medicare market-basket update to the payment rates. On July 29, 2022, CMS issued a final rule for fiscal year 2023 that increased the Medicare payment rates to aggregate net market basket by 2.7%. The increase is resulted from the 5.1% update to the market basket, which is based on a 3.9% current year market basket increase plus a 1.5% market basket error adjustment, less a 0.3% productivity adjustment and a negative 2.3% adjustment as a result of the recalibrated parity adjustment. The recalibrated parity adjustment is being phased in at a rate of 2.3% per year over two years.
Sequestration of Medicare Rates
The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called a sequestration. Medicare FFS claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2.0% reduction in Medicare payments. All Medicare rate payments and settlements have incurred this mandatory reduction and will continue to be in place through at least 2023, unless Congress takes further action. In response to COVID-19, the CARES Act temporarily suspended the automatic 2.0% reduction of Medicare claim reimbursements for the period of May 1, 2020 through December 31, 2020. On December 27, 2020, the Consolidated Appropriations Act further suspended the 2.0% payment adjustment through March 31, 2021. On April 14, 2021, Congress extended the suspension of the 2.0% payment adjustment through December 31, 2021. On December 10, 2021, President Biden signed into law a bill to postpone the 2.0% payment adjustment through April 1, 2022; from April 1, 2022 through June 30, 2022, the 2.0% payment adjustment is reduced from 2.0% to 1.0%. To pay for the change, Congress would increase the sequester cuts by one year to fiscal year 2030. As of July 1, 2022, Medicare's sequestration cuts have reverted to 2%, which was the sequestration rate in effect before the COVID-19 PHE commenced. Under the CAA 2023, a further 4% cut to Medicare spending that would have been required under the Statutory Pay-As-You-Go Act of 2010 (PAYGO) was waived for fiscal years 2023 and 2024. Instead, the CAA 2023 deferred any further Medicare sequestration under PAYGO until fiscal year 2025. The CAA 2023 also offset planned Medicare sequestrations that were as high as 4%, and instead maintained fee schedule cuts of approximately 2%.
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

On February 28, 2022, the Biden Administration published a fact sheet stating its priorities for making changes to senior care, including potential changes to regulations affecting LTCs and SNFs. The SNF-VBP Program was identified as an area for change, with staffing levels, retention and resident experience affecting reimbursement. Following studies by CMS, proposed rules that may affect the SNF-VBP Program are expected by early 2023, with final rules to follow after a notice-and-comment period. In March of 2023, CMS updated its FAQ for the SNF-VBP program to incorporate information and details from the fiscal year 2023 SNF PPS final rule. This FAQ contained information regarding scoring policies for the fiscal year 2023 SNF PPS final rule, based on the SNF readmission measure not being counted for 2023 due to the potential effects of the COVID-19 PHE in calculating that score and information about technical updates for the measurement of SNF readmissions.
Part B Rehabilitation Requirements

Some of our revenue is paid by the Medicare Part B program under a fee schedule. Part B services are limited with a payment cap by combined speech-language pathology services (SLP), physical therapy (PT) services and a separate annual cap for occupational therapy (OT) services. These caps were implemented under the authority of the Balanced Budget Amendments of 1997. These amounts were previously associated with the financial limitation amounts. The Bipartisan Budget Act of 2018 (BBA) repealed those caps while retaining and adding additional limitations to ensure appropriate therapy services. This policy does not limit the amount of medically necessary Medicare Part B therapy services a beneficiary may receive. The BBA establishes coding modifier requirements to obtain payments beyond the updated KX modifier thresholds, discussed below, and reaffirms the specific $3,000 claim audit threshold requirements for the Medicare Administrative Contractors. For PT and SLP combined the threshold for coding modifier requirements was $2,150 for CY 2022 with the same threshold for OT services. For CY 2023, the KX modifier threshold has been increased by 3.8%, to $2,230 for PT and SLP, with the same threshold for OT services as well. The KX modifier is a modifier added to medical claims to indicate the providing clinician attests that the services corresponding to that claim were medically necessary and that the justification for those services is contained within the patient’s medical records. This modifier is intended for use where the services will exceed the threshold for those services set by the BBA and updated by annual fee schedule rules, yet are still appropriate and medically necessary, and thus should be compensated by Medicare.
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
On November 1, 2022, CMS issued the calendar year 2023 PFS resulted in a PFS conversion factor of $33.06, a decrease of $1.55 from the calendar year 2022 PFS conversion factor of $34.61. This is a 4.45% cut to the conversion factor for calendar year 2023.
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

On May 27, 2020, pursuant to its authority under the Emergency Waivers, CMS added physical therapy, occupational therapy and speech-language pathology to the list of approved telehealth Providers for the Medicare Part B programs provided by a SNF. Subsequently, the calendar year 2021 and 2022 PFS Final Rules added certain of these PT and OT services to the list of Medicare telehealth services on a temporary basis through at least the end of calendar year 2023. On December 31, 2020, CMS announced its 2021 update to the list of codes that describe Medicare Part B outpatient therapy services, making permanent existing and new codes introduced during the COVID-19 PHE for use under PT, OT, or SLP, including several telehealth codes as “sometimes therapy,” to permit physicians and certain non-physician practitioners to render these services outside a therapy plan of care when appropriate. “Sometimes therapy” codes will not have the MPPR applied. On November 19, 2021, CMS expanded these “sometimes therapy” codes further for the 2022 PFS, including five new codes for remote therapeutic monitoring treatment, which are broader than pre-existing monitoring codes and include measuring and evaluating adherence and response to medication and therapy. The Emergency Waivers allow therapists to bill Telehealth therapy services up to 151 days after the end of the PHE. The CAA 2023 also extended certain, but not all, telehealth flexibilities until December 31, 2024, ensuring that those select telehealth flexibilities would not expire with the PHE upon its anticipated expiration date of May 11, 2023. The CAA 2023 extended the use of certain codes for Telehealth Services beyond the PHE Extension and through the end of CY 2024. On February 13, 2023, CMS extended the use of these codes for telehealth through the end of CY 2023.
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
Programs of All-Inclusive Care for the Elderly
The requirements under the Programs of All-Inclusive Care for the Elderly (PACE) provide greater operational flexibility and update information under the Medicare and Medicaid programs. Such flexibility includes: (i) more lenient standards applicable to the current requirement that the PACE organization be monitored for compliance with the PACE program requirements during and after a 3-year trial period and (ii) relieving certain restrictions placed upon the interdisciplinary team that comprehensively assesses and provides for the individual needs of each PACE participant by allowing one person to fill two roles and permitting secondary participation in the PACE program. Further, non-physician primary care providers can provide certain services in place of primary care physicians. On February 1, 2023, CMS issued its final rule, which takes effect on April 3, 2023, requiring the collection of data by Medicare Advantage organizations and their service providers and the submission of data to CMS for risk adjustment data validation (RADV) audits. The purpose of these RADV audits is to maintain the accuracy of risk-adjusted payments made to Medicare Advantage organizations.
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

Patient Protection and Affordable Care Act
Various healthcare reform provisions became law upon enactment of the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act (collectively, the ACA). The reforms contained in the ACA have affected our operating subsidiaries in some manner and are directed in large part at increased quality and cost reductions. Several of the reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services and the underlying regulatory environment. These reforms include modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. The upcoming Congressional elections in the United States and policies implemented by the current and former Presidential administration have resulted in significant changes in legislation, regulation, implementation of Medicare, Medicaid and government policy. In August of 2022, Congress passed and the Biden-Harris Administration signed into law the Inflation Reduction Act of 2022 (IRA), which continued and expanded certain provisions of the ACA. Among other things, the IRA extended premium subsidies paid by the federal government, which were scheduled to expire at the end of 2022, until the end of 2024, resulting in subsidies being available to offset or reduce the costs of private health insurance policies for older persons on fixed incomes or with limited savings. This may aid older patients in obtaining or keeping their health insurance in order to pay for long-term care services. Other healthcare-related provisions of the IRA include phased-in provisions for Medicare to negotiate the prices of certain prescription drugs, limiting the out-of-pocket cost of prescribed drugs to Medicare Part D recipients to $2,000 per year (in addition to a monthly cap on out-of-pocket prescription drug expenses) and limiting the monthly cost of insulin to $35. At the end of 2022, Congress passed and the Biden-Harris Administration signed into law the CAA 2023, which revised the funds available to fund Medicare in 2023 and deferred the PAYGO sequestration of Medicare expenses, resulting in the calendar year 2023 PFS increasing its conversion factor from $33.06 to more than $33.89.
The results of the 2022 midterm elections, which led to a change in control of the House of Representatives and the eventual 2024 presidential election may significantly alter the current regulatory framework and impact our business and the health care industry, including any further extensions or expansions of certain ACA provisions, namely recent rulemaking activity regarding ACA Section 1557's anti-discrimination provisions. We continually monitor these developments so we can respond to the changing regulatory environment impacting our business.
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
On February 17, 2023, CMS further revised the survey resources that CMS and state surveyors use in evaluating LTC facilities’ compliance with federal Requirements for Participation. This revision incorporated the recent changes to CMS’s focused infection control survey item, which CMS had removed in favor of standard infection control survey measures. CMS published these updated survey resources on its website along with annotations to Appendix PP of the Medicare State Operations Manual. These changes were made to the most recent revision of LTC facility survey documents that CMS had last revised in October of 2022. In October 2022, CMS had published the survey resources CMS and state surveyors would be using to evaluate LTC facilities' compliance with vaccination and reporting requirements, which CMS updated in November of 2022. These updates provided more information for state surveyors to utilize when evaluating LTC facilities’ compliance with the Medicare Requirements of Participation, as well as included guidance for facilities on operationalizing compliance with these requirements based on how surveyors would measure and evaluate facility performance. On September 27, 2022, CMS also provided a summary of its major software enhancements, describing the tools updated and used by CMS to measure and evaluate LTC facility compliance with the Medicare Requirements of Participation.
Civil and Criminal Fraud and Abuse Laws and Enforcement
Various complex federal and state laws exist which govern a wide array of referrals, relationships and arrangements, and prohibit fraud by healthcare providers. Governmental agencies are devoting increasing attention and resources to such anti-fraud efforts. The Health Insurance Portability and Accountability Act of 1996 (HIPAA) and the Balanced Budget Act of 1997 expanded the penalties for healthcare fraud. Additionally, in connection with our involvement with federal healthcare reimbursement programs, the government or those acting on its behalf may bring an action under the FCA, alleging that a healthcare provider has defrauded the government by submitting a claim for items or services not rendered as claimed, which may include coding errors, billing for services not provided and submitting false or erroneous cost reports. The Fraud Enforcement and Recovery Act of 2009 (FERA) expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. The FCA clarifies that if an item or service is provided in violation of the AKS, the claim submitted for those items or services is a false claim that may be prosecuted under the FCA as a false claim. Civil monetary penalties under the FCA range from approximately $0.01 to $0.03 million per violation and are adjusted annually for inflation. Under the qui tam or “whistleblower” provisions of the FCA, a private individual with knowledge of fraud may bring a claim on behalf of the federal government and receive a percentage of the federal government’s recovery. Due to these whistleblower incentives, lawsuits have become more frequent. Many states also have a false claim prohibition that mirrors or closely tracks the federal FCA.
Federal law also provides that the OIG has the authority to exclude individuals and entities from federally funded health care programs on a number of grounds, including, but not limited to, certain types of criminal offenses, licensure revocations or suspensions and exclusion from state or other federal healthcare programs. CMS can recover overpayments from health care providers up to five years following the year in which payment was made. On February 28, 2022, the Biden-Harris Administration published a fact sheet regarding nursing home care, which identified the Administration’s priorities of further funding for SNF and LTC facility inspections, enhancing civil penalties on poor-performing facilities and increasing the scrutiny of companies that operate more than one facility. Proposed rules based on these directives and studies are expected in 2023, with final rules to follow after a notice-and-comment period.

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
Most recently, on January 19, 2023, the OIG released a report finding that more than 1,000 nursing homes had COVID-19 infection rates of 75% or more during the first year of the pandemic. The OIG’s conclusion from this study is that better protections are needed for future emergencies. Based on this study’s findings, the OIG recommended the following: (1) more scrutiny of existing nursing staff requirements; (2) improving how surveys can identify infection control risks and improve on nursing home responses to those risks; and (3) targeting nursing homes in need of infection control intervention for enhanced oversight and assistance. The OIG study further noted that CMS agreed with its first and third recommendations for corrective action.
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

Similarly, although staff reporting requirements were waived for the first six months of 2020, this waiver ended on June 25, 2020. Thereafter, SNFs were required to report staffing data to CMS, which was incorporated into CMS’s Five-Star Quality rating beginning in January 2021. The January 2021 Five-Star Quality rating calculation reflected SNF-provided quarterly updates of most quality measures for the period between June 2019 and June 2020, reflecting the time period in which the normal reporting and inspection obligations were frozen due to COVID-19. CMS’s refreshes of the Nursing Home Compare website since January of 2021 have included these quality measures and other new measures as discussed within this Government Regulation heading. CMS’s last refresh of the Nursing Home Compare website occurred in January of 2023.
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
In January of 2023, CMS updated the Nursing Home Five-Star Quality Rating System’s Technical Users’ Guide. As explained in the latest update to this guide, CMS will be auditing schizophrenia coding within the MDS reported to CMS, with adjustments to quality ratings based on any inaccuracies in this schizophrenia-related data captured in the MDS. These scoring adjustments for inaccurate schizophrenia-related data reporting include: (1) downgrading the overall quality measure and long-stay quality measure ratings to one star for a period of six months (thus lowering the facility’s total star rating by one entire star); (2) suppressing the short-stay quality measure rating for six months; and (3) suppressing the long-stay antipsychotic quality measure for a period of 12 months. Additionally, CMS will not display citations that a facility has informally disputed on the Nursing Home Care Compare website. The outcome of such citations will not be included in the calculation of a facility’s star rating until the dispute is completed and the underlying survey considered final. CMS also published the star rating cut point table in January of 2023 for that month’s refresh of the Nursing Home Care Compare website data, disclosing the points needed for each star rating within every state.

State Legislation Concerning Nursing Home Supervision — California passed into law Assembly Bill (AB) 35, which changes the limitations, or “caps,” on non-economic damages that can be awarded in medical negligence cases filed against healthcare providers (including skilled nursing and long-term care facilities). Beginning on January 1, 2023, non-economic damages (i.e. pain and suffering) available to plaintiffs suing healthcare providers in medical malpractice and professional negligence cases will be increased from $0.25 million to $0.35 million, and will then increase by $0.04 million per year over the following ten years up to a $0.75 million cap. Once the limit reaches $0.75 million, a 2% annual inflationary adjustment will attach beginning on January 1, 2034. In wrongful death cases that arise from claims of medical malpractice and professional negligence, the cap on non-economic damages will increase from $0.25 million to $0.50 million on January 1, 2023, and increase every year thereafter for ten years until the cap on non-economic damages in such cases is $1.0 million; thereafter, this cap will also be subject to an annual 2% increase to reflect changes in the cost of living. The caps are separate as to each claim, meaning that there is one cap for negligence and one cap for wrongful death. The new limits on non-economic damages apply prospectively to lawsuits filed on and after January 1, 2023.
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
On October 21, 2022, CMS issued a Memorandum identifying the changes it intends to make in connection with the oversight of those facilities that fall under the SFF Program. These proposed measures included increased penalties for SFFs that fail to improve their performance upon further inspection by CMS, increasing the standards SFFs must meet to graduate from the SFF program, maintaining heightened oversight of any SFF for a period of three years after it graduates and increasing the technical assistance CMS provides to SFFs. The CMS Memorandum also identifies grants that will be available to aid in the hiring, training and education of personnel involved in resident care, including licensed practical nurses and registered nurses. In addition to the communication from CMS, the White House also issued a fact sheet covering these same issues on October 21, 2022. The fact sheet further identified measures the Biden-Harris Administration is taking to increase staffing requirements, halt illegal or improper debt collection activities, increase transparency in facility ownership and operation (including SNF performance), and tie reimbursement to the quality of performance.

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
Antitrust Laws
We are also subject to federal and state antitrust laws. Enforcement of the antitrust laws against healthcare providers is common, and antitrust liability may arise in a wide variety of circumstances, including third party contracting, physician relations, joint venture, merger, affiliation and acquisition activities. In some respects, the application of federal and state antitrust laws to healthcare is still evolving, and enforcement activity by federal and state agencies appears to be increasing. . On February 3, 2023, the DOJ’s Antitrust Division withdrew its support from three policies that had been jointly created by the DOJ and the Federal Trade Commission in 1993, 1996, and 2011 which previously created longstanding “antitrust safety zones” for the healthcare industry. After withdrawing its support from the policies, the DOJ announced it would take a case-by-case enforcement approach to evaluate conduct in the healthcare industry, citing that the previous policies were outdated and overly permissive. With no further guidance provided by the DOJ, during this uncertainty, healthcare providers and insurance and managed care organizations may be subject to an investigation by a governmental agency charged with the enforcement of antitrust laws, or may be subject to administrative or judicial action by a federal or state agency or a private party. Violators of the antitrust laws could be subject to criminal and civil enforcement by federal and state agencies, as well as by private litigants.
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
REGULATIONS SPECIFIC TO SENIOR LIVING COMMUNITIES

As previously mentioned, senior living services revenue (approximately 2.1% of total revenue) is primarily derived from private pay residents, with a small portion of senior living revenue derived from Medicaid funds. Thus, some of the regulations discussed above applicable to Medicaid providers, also apply to senior living. However, the following provides a brief overview of the regulatory framework applicable specifically to senior living.

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

Our total revenue for the three months ended March 31, 2023 increased $173.4 million, or 24.3%, while our diluted GAAP earnings per share grew by 18.0%, from $0.89 to $1.05, compared to the three months ended March 31, 2022. Over the quarter, we have continued to make progress on targeted initiatives related to increasing occupancy in our mature facilities, acquiring new skilled nursing operations and integrating them with our proven cultural and operational principles and most importantly, attracting and developing our people.
Our combined Same Facilities and Transitioning Facilities occupancy increased by 4.3% compared to the same period in 2022. We saw a recovery in our census starting in the first quarter of 2021, which has continued through the first quarter of 2023. See Recent Activities for our operational update.
During the three months ended March 31, 2023, we added 19 new operations. We are excited to be adding new operations in several geographies including 17 new operations in California. As part of these California facilities, we inherited a solid operational foundation, including an amazing group of highly skilled team members who will continue to have an impact on our culture and organization for years to come. We look forward to working together to help each operation reach its full clinical and financial potential.
Our strength remains in our operating model, which empowers each operator to form their own market-specific strategy and to adjust to the needs of their local medical communities, including methods for attracting new healthcare professionals into our workforce and retaining and developing existing staff. Despite continued labor pressures, there are positive trends on both turnover and agency usage in some of our markets.

The following table sets forth details of operating results for our revenue, expenses and earnings, and their respective components, as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2023	2022

REVENUE:
Service revenue	99.4%	99.4%
Rental revenue	0.6	0.6
TOTAL REVENUE	100.0%	100.0%
Expenses:
Cost of services	78.5	77.9
Rent—cost of services	5.3	5.0
General and administrative expense	5.9	5.3
Depreciation and amortization	1.9	2.1
TOTAL EXPENSES	91.6	90.3
Income from operations	8.4	9.7
Other income (expense):
Interest expense	(0.2)	(0.3)
Other income (expense)	0.6	(0.1)
Other income (expense), net	0.4	(0.4)
Income before provision for income taxes	8.8	9.3
Provision for income taxes	2.1	2.2
NET INCOME	6.7	7.1
Less: net income attributable to noncontrolling interests	—	—
Net income attributable to The Ensign Group, Inc.	6.7%	7.1%

	Three Months Ended March 31,
	2023	2022

SEGMENT INCOME(1)	(In thousands)
Skilled services	$113,345	$98,256
Standard Bearer(2)	$7,219	$6,900
NON-GAAP FINANCIAL MEASURES:
PERFORMANCE METRICS
Adjusted EBT	$86,344	$75,246
EBITDA	$91,870	$84,038
Adjusted EBITDA	$99,785	$92,729
FFO for Standard Bearer	$13,185	$11,921

VALUATION METRICS
Adjusted EBITDAR	$146,422
(1) Segment income represents operating results of the reportable segments excluding gain and loss on sale of assets, real estate insurance recoveries and losses, impairment charges and provision for income taxes. Included in segment income for Standard Bearer for the three months ended March 31, 2023 are expenses for intercompany management fees between Standard Bearer and the Service Center and intercompany interest expense. Segment income is reconciled to the Consolidated Statement of Income in Note 7, Business Segments in Notes to Interim Financial Statements of this Quarterly Report on Form 10-Q.
(2) Standard Bearer segment income includes rental revenue from Ensign affiliated tenants and expenses.

The following discussion includes references to Adjusted EBT, EBITDA, Adjusted EBITDA, Adjusted EBITDAR and Funds from Operations (FFO) which are non-GAAP financial measures (collectively, the Non-GAAP Financial Measures). Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other provisions of the Securities Exchange Act of 1934, as amended (the Exchange Act), define and prescribe the conditions for use of certain non-GAAP financial information. These Non-GAAP Financial Measures are used in addition to and in conjunction with results presented in accordance with GAAP. These Non-GAAP Financial Measures should not be relied upon to the exclusion of GAAP financial measures. These Non-GAAP Financial Measures reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business.
We believe the presentation of certain Non-GAAP Financial Measures are useful to investors and other external users of our financial statements regarding our results of operations because:

•they are widely used by investors and analysts in our industry as a supplemental measure to evaluate the overall performance of companies in our industry without regard to items such as other income (expense), net and depreciation and amortization, which can vary substantially from company to company depending on the book value of assets, capital structure and the method by which assets were acquired; and
•they help investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure and asset base from our operating results.

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

Management strongly encourages investors to review our consolidated financial statements in their entirety and to not rely on any single financial measure. Because these Non-GAAP Financial Measures are not standardized, it may not be possible to compare these financial measures with other companies’ Non-GAAP financial measures having the same or similar names. These Non-GAAP Financial Measures should not be considered a substitute for, nor superior to, financial results and measures determined or calculated in accordance with GAAP. We strongly urge you to review the reconciliation of income from operations to the Non-GAAP Financial Measures in the table below, along with our Interim Financial Statements and related notes included elsewhere in this document.

We use the following Non-GAAP financial measures that we believe are useful to investors as key valuation and operating performance measures:

PERFORMANCE MEASURES
Adjusted EBT

We adjust income before provision for income taxes (Adjusted EBT) when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance, in the case of Adjusted EBT. We believe that the presentation of Adjusted EBT, when combined with income before provision for income taxes and GAAP net income attributable to The Ensign Group, Inc., is beneficial to an investor’s complete understanding of our operating performance. We use this performance measure as an indicator of business performance, as well as for operational planning, decision-making purposes and to determine compensation in our executive compensation plan.

Adjusted EBT is income before provision for income taxes adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•stock-based compensation expense;
•legal finding;
•acquisition related costs;
•costs incurred related to new systems implementation; and
•depreciation and amortization of patient base intangible assets.

EBITDA

We believe EBITDA is useful to investors in evaluating our operating performance because it helps investors evaluate and compare the results of our operations from period to period by removing the impact of our asset base (depreciation and amortization expense) from our operating results.

We calculate EBITDA as net income, adjusted for net losses attributable to noncontrolling interest, before (a) other income (expense), net, (b) provision for income taxes, and (c) depreciation and amortization.
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

Adjusted EBITDA is EBITDA adjusted for the same non-core business items as listed in Adjusted EBT, except for depreciation and amortization of patient base intangible assets.
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

The table below reconciles income before provision for income taxes to Adjusted EBT for the periods presented:

	Three Months Ended March 31,
	2023	2022

Consolidated statements of income data:	(In thousands)
Income before provision for income taxes	$78,382	$66,226
Stock-based compensation	6,573	5,167
Legal finding(a)	67	3,626
Acquisition related costs(b)	460	106
Costs incurred related to new systems implementation	815	65
Depreciation and amortization - patient base(c)	47	56
ADJUSTED EBT	$86,344	$75,246
(a) Legal finding against our ancillary services subsidiary, which includes the portion attributable to non-controlling interests.
(b) Costs incurred to acquire operations that are not capitalizable.
(c) Included in depreciation and amortization are amortization expenses related to patient base intangible assets at newly acquired skilled nursing and senior living facilities.

The table below reconciles net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods presented:

	Three Months Ended March 31,
	2023	2022

Consolidated statements of income data:	(In thousands)
Net income	$59,969	$50,088
Less: net income (loss) attributable to noncontrolling interests	117	(252)
Add: Other (income) expense, net	(3,507)	2,884
Provision for income taxes	18,413	16,138
Depreciation and amortization	17,112	14,676
EBITDA	$91,870	$84,038

Stock-based compensation	6,573	5,167
Legal finding(a)	67	3,353
Acquisition related costs(b)	460	106
Costs incurred related to new systems implementation	815	65
ADJUSTED EBITDA	$99,785	$92,729
Rent—cost of services	46,637	35,762
ADJUSTED EBITDAR	$146,422

(a) Legal finding against our ancillary services subsidiary, which excludes the portion attributable to non-controlling interests.
(b) Costs incurred to acquire operations that are not capitalizable.

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

The following table sets forth details of operating results for our revenue and earnings, and their respective components, by our reportable segment for the periods indicated.

	Three Months Ended March 31, 2023
	Skilled services	Standard Bearer	All Other	Eliminations	Consolidated
Total Revenue	$850,923	$19,717	$37,096	$(20,895)	$886,841
Total expenses, including other income, net	737,578	12,498	79,278	(20,895)	808,459
Segment income (loss)	113,345	7,219	(42,182)	—	78,382
Income before provision for income taxes					$78,382

	Three Months Ended March 31, 2022
	Skilled services	Standard Bearer	All Other	Eliminations	Consolidated
Total Revenue	$686,771	$17,193	$27,330	$(17,849)	$713,445
Total expenses, including other income, net	588,515	10,293	66,260	(17,849)	647,219
Segment income (loss)	98,256	6,900	(38,930)	—	66,226
Income before provision for income taxes					$66,226

Our total revenue increased by $173.4 million, or 24.3%, compared to the three months ended March 31, 2022. The increase in revenue was driven by an increase in occupancy from our skilled services operations, growth in skilled average daily census and the impact of acquisitions. Total revenue from operations acquired on or subsequent to April 1, 2022 increased our consolidated revenue by $102.5 million during the three months ended March 31, 2023, when compared to the same period in 2022. In addition, we recorded $26.4 million of state relief revenue in the first quarter of 2023 compared to $17.6 million in the same period in 2022, which directly correlated to the additional COVID-19 and related labor expenses incurred. All state relief revenue is included in Medicaid revenue.
Skilled Services

REVENUE

The following table presents the skilled services revenue and key performance metrics by category during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change	% Change

TOTAL FACILITY RESULTS:	(Dollars in thousands)
Skilled services revenue	$850,923	$686,771	$164,152	23.9%
Number of facilities at period end	253	215	38	17.7%
Number of campuses at period end*	26	25	1	4.0%
Actual patient days	2,047,705	1,695,964	351,741	20.7%
Occupancy percentage — Operational beds	77.9%	74.2%		3.7%
Skilled mix by nursing days	32.3%	33.7%		(1.4)%
Skilled mix by nursing revenue	52.7%	54.3%		(1.6)%

	Three Months Ended March 31,
	2023	2022	Change	% Change

SAME FACILITY RESULTS:(1)	(Dollars in thousands)
Skilled services revenue	$682,023	$625,315	$56,708	9.1%
Number of facilities at period end	189	189	—	—%
Number of campuses at period end*	24	24	—	—%
Actual patient days	1,610,815	1,524,145	86,670	5.7%
Occupancy percentage — Operational beds	78.8%	74.6%		4.2%
Skilled mix by nursing days	33.8%	34.5%		(0.7)%
Skilled mix by nursing revenue	53.8%	55.1%		(1.3)%

	Three Months Ended March 31,
	2023	2022	Change	% Change

TRANSITIONING FACILITY RESULTS:(2)	(Dollars in thousands)
Skilled services revenue	$61,767	$54,798	$6,969	12.7%
Number of facilities at period end	22	22	—	—%
Number of campuses at period end*	1	1	—	—%
Actual patient days	161,420	149,689	11,731	7.8%
Occupancy percentage — Operational beds	76.2%	70.8%		5.4%
Skilled mix by nursing days	23.9%	25.4%		(1.5)%
Skilled mix by nursing revenue	41.9%	45.3%		(3.4)%

	Three Months Ended March 31,
	2023	2022	Change	% Change

RECENTLY ACQUIRED FACILITY RESULTS:(3)	(Dollars in thousands)
Skilled services revenue	$107,133	$6,658	$100,475	NM
Number of facilities at period end	42	4	38	NM
Number of campuses at period end*	1	—	1	NM
Actual patient days	275,470	22,130	253,340	NM
Occupancy percentage — Operational beds	74.3%	74.6%		NM
Skilled mix by nursing days	28.8%	36.4%		NM
Skilled mix by nursing revenue	52.0%	52.9%		NM
*Campus represents a facility that offers both skilled nursing and senior living services. Revenue and expenses related to skilled nursing and senior living services have been allocated and recorded in the respective operating segment. Since the second quarter of 2022, we converted two skilled nursing facilities into campuses.
(1)Same Facility results represent all facilities purchased prior to January 1, 2020.
(2)Transitioning Facility results represent all facilities purchased from January 1, 2020 to December 31, 2021.
(3)Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2022.

Skilled services revenue increased by $164.2 million, or 23.9%, compared to the three months ended March 31, 2022. The increases in skilled services revenue were across all payer types including increases in Medicaid revenue of $83.8 million, or 27.3%, Medicare revenue of $39.3 million, or 18.9%, managed care revenue of $28.9 million, or 22.6% and private revenue of $12.2 million or 28.4%.

The increase in skilled services revenue was primarily driven by strong performance across our skilled services operations as our census continued to recover in the first quarter of 2023, growth in skilled census, state specific relief programs and acquisitions. Our consolidated occupancy increased by 3.7% during the three months ended March 31, 2023 compared to the same period in 2022.

Revenue in our Same Facilities increased by $56.7 million, or 9.1% due to increased occupancy and revenue per patient day. Our diligent efforts to strengthen our partnerships with various managed care organizations, hospitals and the local communities we operate in increased our managed care days by 9.0%, resulting in an increase in managed care revenue of 11.9%.

Revenue generated by our Transitioning Facilities increased by $7.0 million, or 12.7%, primarily due to improved occupancy growth and increase in revenue per patient day. Our private days, managed care skilled days and Medicaid days increased by 26.0%, 11.6% and 7.5%, respectively, demonstrating our ability to focus on increasing occupancy across payer types.

Skilled services revenue generated by facilities purchased on or subsequent to January 1, 2022 (Recently Acquired Facilities) increased by approximately $100.5 million compared to the three months ended March 31, 2022. We acquired 39 operations between April 1, 2022 and March 31, 2023 across six states.

In the future, if we acquire additional turnaround or start-up operations, we expect to see lower occupancy rates and skilled mix, and these metrics are expected to vary from period to period based upon the maturity of the facilities within our portfolio. Historically, we have generally experienced lower occupancy rates, lower skilled mix at Recently Acquired Facilities and therefore, we anticipate generally lower overall occupancy during years of growth. Included in our metrics for Recently Acquired Facilities are 17 facilities we acquired that are matured and have higher occupancy rates, higher skilled mix days and skilled mix revenue.
The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate (1):

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2023	2022	2023	2022	2023	2022	2023	2022

SKILLED NURSING AVERAGE DAILY REVENUE RATES:
Medicare	$713.34	$696.47	$679.63	$660.41	$744.78	$654.84	$715.64	$693.28
Managed care	518.22	505.14	528.34	497.72	526.01	449.63	519.43	504.23
Other skilled	602.42	573.13	490.47	542.21	485.83	416.91	585.02	562.51
Total skilled revenue	610.08	598.96	605.05	593.98	638.23	452.56	613.16	596.57
Medicaid	267.48	258.00	264.27	241.77	236.54	231.89	262.78	255.97
Private and other payors	264.33	251.03	259.14	256.43	246.19	185.27	261.40	251.36
Total skilled nursing revenue	$382.89	$374.97	$345.19	$332.53	$353.22	$311.54	$375.92	$370.39
(1) These rates exclude state relief funding and include sequestration reversal of 2% in the three months ended March 31, 2022.

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 2.4% and 2.9%, respectively, compared to the three months ended March 31, 2022. The increase is attributable to the 2.7% net market basket increase that became effective in October 2022, offset by the reinstatement of the 2% sequestration starting in the third quarter of 2022. In addition, we have seen a shift to higher acuity patients.

Our average Medicaid rates increased 2.7% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states. Medicaid rates exclude the amount of state relief revenue we recorded.
Payor Sources as a Percentage of Skilled Nursing Services. We use our skilled mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods.

The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2023	2022	2023	2022	2023	2022	2023	2022
PERCENTAGE OF SKILLED NURSING REVENUE
Medicare	25.3%	28.1%	25.1%	28.3%	32.7%	8.6%	26.2%	27.9%
Managed care	20.1	19.4	13.3	12.5	13.7	14.3	18.8	18.8
Other skilled	8.4	7.6	3.5	4.5	5.6	30.0	7.7	7.6
Skilled Mix	53.8	55.1	41.9	45.3	52.0	52.9	52.7	54.3
Private and other payors	7.1	6.7	8.6	7.5	7.4	1.0	7.3	6.7
Medicaid	39.1	38.2	49.5	47.2	40.6	46.1	40.0	39.0
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2023	2022	2023	2022	2023	2022	2023	2022
PERCENTAGE OF SKILLED NURSING DAYS
Medicare	13.6%	15.2%	12.8%	14.3%	15.5%	4.1%	13.8%	14.9%
Managed care	14.8	14.4	8.7	8.4	9.2	9.9	13.6	13.8
Other skilled	5.4	4.9	2.4	2.7	4.1	22.4	4.9	5.0
Skilled Mix	33.8	34.5	23.9	25.4	28.8	36.4	32.3	33.7
Private and other payors	10.2	10.0	11.4	9.7	10.6	1.7	10.4	9.9
Medicaid	56.0	55.5	64.7	64.9	60.6	61.9	57.3	56.4
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services

The following table sets forth total cost of services for our Skilled services segment for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$	%

Cost of service	$670,669	$534,174	$136,495	25.6%
Revenue percentage	78.8%	77.8%		1.0%

Cost of services related to our skilled services segment increased by $136.5 million, or 25.6%. Cost of services as a percentage of revenue increased to 78.8% from 77.8% due to costs related to new acquisitions, specifically agency costs, with additional impact from delayed collections. As a result of the labor environment, our operations experienced staff hiring and retention constraints, which resulted in additional overtime, benefits and bonuses to our staff and higher use of contracted labor.
Standard Bearer

	Three Months Ended March 31,		Change
	2023	2022	$	%

	(Dollars in thousands)
Rental revenue generated from third-party tenants	$3,786	$3,768	$18	0.5%
Rental revenue generated from Ensign affiliated operations	15,931	13,425	2,506	18.7
TOTAL RENTAL REVENUE	$19,717	$17,193	$2,524	14.7%
Segment income	7,219	6,900	319	4.6
Depreciation and amortization	5,966	5,021	945	18.8
FFO	$13,185	$11,921	$1,264	10.6%

Rental revenue. Our rental revenue, including revenue generated from our affiliated facilities, increased by $2.5 million, or 14.7%, to $19.7 million, compared to the three months ended March 31, 2022. The increase in revenue is primarily attributable to eight real estate purchases, as well as annual rent increases since the three months ended March 31, 2022.

FFO. Our FFO increased by $1.3 million, or 10.6% to $13.2 million, compared to the three months ended March 31, 2022. The increase in rental revenue of $2.5 million is offset by increases in interest expense of $1.0 million as well as management fee expense of $0.2 million associated with the intercompany agreements between Standard Bearer and the Service Center.

All Other Revenue

Our other revenue increased by $9.8 million, or 35.7%, to $37.1 million, compared to the three months ended March 31, 2022. Other revenue for 2023 includes senior living revenue of $18.5 million, revenue from other ancillary services of $16.0 million and sub-rental income of $2.6 million. The increase in other revenue is primarily attributable to our senior living operations' occupancy rates rebounding from COVID-19.

Consolidated Financial Expenses
Rent — cost of services. Our rent — cost of services as a percentage of total revenue increased by 0.3% to 5.3%, primarily due to lease obligations acquired as part of our operational expansions.
General and administrative expense — General and administrative expense increased $13.6 million or 35.6%, to $51.9 million. General and administrative expense as a percentage of revenue increased by 0.6% to 5.9%. This increase was primarily due to increases in system implementation costs, bonuses due to enhanced performance, our annual leadership conference and headcount due to acquisition activity.
Depreciation and amortization — Depreciation and amortization expense increased $2.4 million, or 16.6%, to $17.1 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations and capital expenditures. Depreciation and amortization decreased 0.2%, to 1.9%, as a percentage of revenue.
Other income (expense), net — Other income (expense), net as a percentage of revenue increased by 0.8% to 0.4%. Other income primarily includes interest income from our investments offset by interest expense related to our debt. During the three months ended March 31, 2023, the deferred compensation investment program had a gain of $1.2 million. There is an offsetting expense allocated between cost of services and general and administrative expenses. During the three months ended March 31, 2022, the deferred compensation investment program had a loss of $1.2 million. There is an offsetting reduction in expense allocated between cost of services and general and administrative expenses.
Provision for income taxes — Our effective tax rate was 23.5% for the three months ended March 31, 2023, compared to 24.4% for the same period in 2022. The effective tax rate for both periods is driven by the impact of excess tax benefits from stock-based compensation, partially offset by non-deductible expenses including non-deductible compensation. See Note 14, Income Taxes, in the Interim Financial Statements for further discussion.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our Revolving Credit Facility. Our liquidity as of March 31, 2023 is impacted by cash generated from strong operational performance and increased acquisition and share repurchase activities.
Historically, we have primarily financed the majority of our acquisitions through mortgages on our properties, our Revolving Credit Facility and cash generated from operations. Cash paid to fund acquisitions was $33.8 million for the three months ended March 31, 2022, and no cash was paid for the three months ended March 31, 2023. Total capital expenditures for property and equipment were $26.7 million and $15.8 million for the three months ended March 31, 2023 and 2022, respectively. We currently have approximately $80.0 million budgeted for renovation projects in 2023. We believe our current cash balances, our cash flow from operations and the amounts available for borrowing under our Revolving Credit Facility will be sufficient to cover our operating needs for at least the next 12 months.

We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.
Our cash and cash equivalents as of March 31, 2023 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of March 31, 2023, we held investments of approximately $102.2 million. We believe our investments that were in an unrealized loss position as of March 31, 2023 do not require an allowance for expected credit losses, nor has any event occurred subsequent to that date that would indicate so.
As mentioned above, our primary sources of cash is from our ongoing operations. Our positive cash flows have supported our business and have allowed us to pay regular dividends to our stockholders. We currently anticipate that existing cash and total investments as of March 31, 2023, along with projected operating cash flows and available financing, will support our normal business operations for the foreseeable future.

On July 28, 2022, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from August 2, 2022. Under this program, we are authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. The share repurchase program does not obligate us to acquire any specific number of shares. We did not purchase any shares pursuant to this stock repurchase program during the three months ended March 31, 2023.
The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022

NET CASH PROVIDED BY/(USED IN):	(In thousands)
Operating activities	$48,344	$45,874
Investing activities	(35,971)	(48,240)
Financing activities	(1,674)	(11,289)
Net increase/(decrease) in cash and cash equivalents	10,699	(13,655)
Cash and cash equivalents beginning of period	316,270	262,201
Cash and cash equivalents at end of period	$326,969	$248,546
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities.
The $2.5 million increase in cash provided by operating activities for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to higher net income offset by changes in working capital. Changes in working capital were driven by timing of collections of accounts receivable.
Investing Activities
Investing cash flows consist primarily of capital expenditures, investment activities, insurance proceeds and cash used for acquisitions.
The $12.3 million decrease in cash used in investing activities for the three months ended March 31, 2023 compared to the same period in 2022, was primarily due to a decrease in cash used for expansions and capital expenditures of $23.0 million offset by an increase in cash used for investments of $9.2 million.
Financing Activities
Financing cash flows consist primarily of payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, payment for share repurchases and sale of subsidiary shares.
The $9.6 million decrease in cash used in financing activities for the three months ended March 31, 2023 compared to the same period in 2022, was primarily due to $9.9 million of share repurchases as part of our stock repurchase program in 2022, offset by an increase in dividends paid of $0.2 million.
Credit Facility with a Lending Consortium Arranged by Truist
On April 8, 2022, we entered into the Amended Credit Agreement, which increased the amount of the revolving line of credit thereunder to $600.0 million in aggregate principal amount. The maturity date of the Revolving Credit Facility is April 8, 2027 and we modified the reference rate from LIBOR to SOFR. Borrowings are supported by a lending consortium arranged by Truist. The interest rates applicable to loans under the Revolving Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 0.25% to 1.25% per annum or SOFR plus a margin range from 1.25% to 2.25% per annum, based on the Consolidated Total Net Debt to Consolidated EBITDA ratio (as defined in the Amended Credit Agreement). In addition, we will pay a commitment fee on the unused portion of the commitments that will range from 0.20% to 0.40% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio.

Mortgage Loans and Promissory Note
As of March 31, 2023, 23 of our subsidiaries have mortgage loans insured with HUD for an aggregate amount of $152.7 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates at a range of 3.1% to 4.2%, including fixed interest rates at a range of 2.4% to 3.3% per annum. In addition to the interest rate, we incur other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10.0% and is reduced by 3.0% in the fourth year of the loan, and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years.
In addition to the HUD mortgage loans above, one of our subsidiaries has a promissory note that bears a fixed interest rate of 5.3% per annum and has a term of 12 years. The note, which was used for an acquisition, is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.
Operating Leases
As of March 31, 2023, 211 of our facilities are under long-term lease arrangements, of which 96 of the operations are under nine triple-net Master Leases and one stand-alone lease with CareTrust REIT, Inc. (CareTrust). The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each master lease, our individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%. At our option, we can extend the Master Leases for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease. Additionally, four of the 97 facilities leased from CareTrust include an option to purchase that we can exercise starting on December 1, 2024.
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
Seventy-eight of our affiliated facilities, excluding the facilities that are operated under the Master Leases from CareTrust, are operated under 12 separate master lease arrangements. Under these master leases, a breach at a single facility could subject one or more of the other affiliated facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of our leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in our outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
U.S. Department of Justice Civil Investigative Demand

On May 31, 2018, we received a Civil Investigative Demand (CID) from the U.S. Department of Justice stating that it was investigating to determine whether there had been a violation of the False Claims Act and/or the Anti-Kickback Statute with respect to the relationships between certain of our skilled nursing facilities and persons who serve or have served as medical directors, advisory board participants or other referral sources. As a general matter, our operating entities have established and maintain policies and procedures to promote compliance with the False Claims Act, the Anti-Kickback Statute, and other applicable regulatory requirements. We have fully cooperated with the U.S. Department of Justice and promptly responded to its requests for information; in April 2020, we were advised that the U.S. Department of Justice declined to intervene in any subsequent action based on or related to the subject matter of this investigation.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk — We are exposed to risks associated with market changes in interest rates through our borrowing arrangements and investments. In particular, our Revolving Credit Facility exposes us to variability in interest payments due to changes in SOFR interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our mortgages and promissory note require principal and interest payments through maturity pursuant to amortization schedules.

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
On April 8, 2022, we entered into the Amended Credit Agreement, with a revolving line of credit of up to $600.0 million in aggregate principal amount. The Amended Credit Agreement amended the reference rate for borrowings under the Revolving Credit Facility rate from LIBOR to SOFR. We have no outstanding borrowings under our Amended Credit Facility as of March 31, 2023 and through the filing date of this report.

We have outstanding indebtedness under mortgage loans insured with HUD and one promissory note to third parties of $155.3 million, all of which are at fixed interest rates.

Our cash and cash equivalents as of March 31, 2023 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of March 31, 2023, we held investments of approximately $102.2 million. We believe our investments that were in an unrealized loss position as of March 31, 2023 do not require an allowance for expected credit losses, nor has any event occurred subsequent to that date that would indicate so. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal, while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of March 31, 2023 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Indemnities — From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which we may be required to indemnify property owners or prior facility operators for post-transfer environmental or other liabilities and other claims arising from our use of the applicable premises, (ii) operations transfer agreements, in which we agree to indemnify past operators of facilities we acquire against certain liabilities arising from the transfer of the operation and/or the operation thereof after the transfer to our independent operating subsidiary, (iii) certain lending agreements, under which we may be required to indemnify the lender against various claims and liabilities, and (iv) certain agreements with our officers, directors and others, under which we may be required to indemnify such persons for liabilities arising out of the nature of their relationship to us. The terms of such obligations vary by contract and, in most instances, do not expressly state or include a specific or maximum dollar amount. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, because no claims have been asserted, no liabilities have been recorded for these obligations on our balance sheets for any of the periods presented.

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

In addition to the potential lawsuits and claims described above, we and our independent operating subsidiaries are also subject to potential lawsuits under the Federal False Claims Act and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare or Medicaid) or other payor. A violation may provide the basis for exclusion from Federally funded healthcare programs. Such exclusions could have a correlative negative impact on our financial performance. Under the qui tam or "whistleblower" provisions of the False Claims Act, a private individual with knowledge of fraud or potential fraud may bring a claim on behalf of the Federal Government and receive a percentage of the Federal Government's recovery. Due to these whistleblower incentives, qui tam lawsuits have become more frequent. For example, and despite the decision of the U.S. Department of Justice to decline to participate in litigation based on the subject matter of its previously issued Civil Investigative Demand, the involved qui tam relator is continuing on with the lawsuit and pursuing claims that one or more of our independent operating entities have allegedly violated the False Claims Act and/or the AKS.

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

We and our independent operating subsidiaries have been, and continue to be, subject to claims, findings and legal actions that arise in the ordinary course of the various businesses, including healthcare and non-healthcare services. These claims include, but are not limited to potential claims related to patient care and treatment (professional negligence claims) as well as employment related claims. In addition, we and our independent operating subsidiaries, and others in the industry, are subject to claims and lawsuits in connection with COVID-19 and facility preparation for and/or response to the COVID-19 pandemic. While we have been able to settle or otherwise resolve these types of claims without an ongoing material adverse effect on our business, a significant increase in the number of these claims, or an increase in the amounts owing should plaintiffs be successful in their prosecution of future claims, could materially adversely affect our business, financial condition, results of operations and cash flows. In addition, these claims could impact our ability to procure insurance to cover our exposure related to the various services provided by our independent operating subsidiaries to their residents, customers and patients.
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
Medicare Revenue Recoupments — We and our independent operating subsidiaries are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments resulting from reviews conducted via RAC, Program Safeguard Contractors, and Medicaid Integrity Contractors (collectively referred to as Reviews). For several months during the COVID-19 pandemic, CMS suspended its Targeted Probe and Educate Program. Beginning in August 2020, CMS resumed Targeted Probe and Educate Program activity. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. We anticipate that these Reviews could increase in frequency in the future. As of March 31, 2023 and through the filing date of this report, 17 of our independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process.

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

Risks Related to our Business and Industry
•We face numerous risks related to the COVID-19 PHE and its anticipated expiration on May 11, 2023, which could individually or in the aggregate have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
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
•Reforms to the U.S. healthcare system, including new regulations under the ACA, its proposed disclosure requirements and its expansion under new laws, continue to impose new requirements upon us and may increase our costs or lower our reimbursements, which could materially impact our business.
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
•The changes in Congress due to recent midterm elections in 2022 and actions in anticipation of the 2024 Presidential election, may result in significant changes to the regulatory framework, enforcements, and reimbursements in our industry.
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
•Annual caps, uncertainty regarding reimbursement and other cost-reductions for outpatient therapy services may reduce our future revenue and profitability or cause us to incur losses.
•Increased scrutiny of our billing practices by the OIG or other regulatory authorities may result in an increase in regulatory monitoring and oversight, decreased reimbursement rates, or otherwise adversely affect our business, financial condition and results of operations.
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
•The risks associated with leased property where our operating subsidiaries operate could adversely affect our business, financial position or results of operations.
•Failure to generate sufficient cash flow to cover required payments or meet operating covenants under our long-term debt, mortgages and long-term operating leases could result in defaults under such agreements and cross-defaults under other debt, mortgage or operating lease arrangements, which could harm our operating subsidiaries and cause us to lose facilities or experience foreclosures.
•Move-in and occupancy rates may remain unpredictable even after the COVID-19 pandemic is over and the PHE expires.
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
•The continued use and growth of managed care organizations may contribute to delays or reductions in our reimbursement, including Managed Medicaid.
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

Risks Related to Our Business and Industry
We face numerous risks related to the COVID-19 PHE and its anticipated expiration on May 11, 2023, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

The extent to which the COVID-19 PHE and its termination will continue impacting our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the waivers and flexibilities that may be retained through legislation or rule-making at the federal level over the next 12 months, future waves of COVID-19 variants and their severity, ongoing federal and state vaccination programs and requirements and the efficacy of vaccinations and the ongoing actions to contain the virus or treat its impact, among others. Some of the risks of COVID-19 are being mitigated as a result of the federal vaccination program, including vaccinations and vaccine booster requirements of nursing facility staff and residents, but there remains uncertainty as to what changes will be made to HHS’s emergency response to reflect the evolving and endemic nature of COVID-19, analogous to seasonal spikes in influenza cases and the final details for unwinding the PHE's Emergency Waivers and other administrative flexibilities at the federal and state levels. Additionally, the expiration of the Emergency Waivers and other flexibilities allowed under the COVID-19 PHE create the risk of non-compliance and delays in operation as more attention is required to ensure that our operations comply with applicable laws and regulations.

As discussed in Item 2., under Government Regulation, federal, state and local regulators have implemented new regulations and waived existing regulations to promote care delivery during the COVID-19 PHE. While the majority of these changes are beneficial by reducing regulatory burdens, these accommodations may also have an adverse effect through increased legal and operational costs related to compliance and monitoring. Additionally, most of the accommodations are limited in duration and tied to the PHE declaration, thus there may be significant operational change requirements on short notice, in addition to the complexity and cost of monitoring which waivers and flexibilities are reinstated or retained (and for what duration) by legislative and regulatory activities other than the PHE's expiration. In 2022, 16 of the Emergency Waivers relevant to SNFs and LTC facilities expired. Also, the reinstatement of waived state and federal regulations may not occur simultaneously, requiring heightened monitoring to ensure compliance.

Other factors from the continuation of the COVID-19 pandemic that could have an adverse effect on our business, financial condition, liquidity, results of operations and prospects, include:

•potential for permanent or periodic government regulations and restrictions to combat COVID-19;
•increased strain on employees and resources caused by different waves of COVID-19 variants with different infection and effects, affecting employee availability and capacity to work, and lack of federal resources previously available to aid such employee absences for illness with COVID-19;
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

We derived 28.1% and 29.4% of our service revenue from the Medicare programs for the three months ended March 31, 2023 and 2022, respectively. In addition, many other payors may use published Medicare rates as a basis for reimbursements. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, or if there are delays in Medicare payments, our business and results of operations will be adversely affected.

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
Among the important statutory changes that are being implemented by CMS are provisions of the IMPACT Act. This law imposes a stringent timeline for implementing benchmark quality measures and data metrics across post-acute care providers (long stay hospitals, inpatient rehabilitation facilities, SNFs, and home health agencies). The enactment also mandates specific actions to design a unified payment methodology for post-acute providers. CMS continues to promulgate regulations to implement provisions of this enactment. Depending on the final details, the costs of implementation could be significant. The failure to meet implementation requirements could expose providers to fines and payment reductions.

Reductions in reimbursement rates or the scope of services being reimbursed could have a material, adverse effect on our revenue, financial condition and results of operations or even result in reimbursement rates that are insufficient to cover our operating costs. Congress’s budgetary planning has also resulted in a difficulty to financially forecast, as the CAA 2023 and its provision of additional funds for Medicare resulted in a conversion factor greater than $33.89, which is larger than the conversion factor of $33.06 contemplated in the calendar year 2023 PFS final rule. While either conversion factor is a reduction from 2022’s PFS and conversion factor exceeding $34, this difference of more than $0.80 may be significant to our operations and planning, and its addition through legislative action only after CMS issued the calendar year 2023 PFS final rule impairs our ability to make accurate financial forecasts and predictions.

Under the fiscal year 2024 SNF PPS proposed rule published on April 4, 2023, Medicare Part A reimbursement for SNFs may increase by as much as 3.7% in the next fiscal year. This is, however, a proposed rule and the final rule to be issued later this year may contain different and lower calculations, and may ultimately result in a reduction in compensation paid under this fee schedule. Additionally, the proposed rule set forth four new proposed quality measures to begin taking effect in fiscal year 2024 through fiscal year 2027, addressing issues such as staff turnover, discharge success, the hospitalization of long-stay residents, and residents who fall while sustaining major injuries. These new measures may adversely affect and reduce the compensation our independent operating facilities earn from Medicare for performing their services if they fail to adequately satisfy each of these quality measures. Additionally, CMS’s proposed replacement of the SNF 30-day all-cause readmission measure with the skilled nursing facility within stay potentially reasonable readmissions standard beginning in fiscal year 2025 may also reduce the compensation our independent operating subsidiaries may receive under the SNF VBP program.

Loss of Medicare reimbursement entirely would also have a material adverse effect on our revenue. Medicare may rescind our certification and terminate its payor agreements if not all of our employees are fully vaccinated consistent with CMS's IFR requiring vaccination of SNF employees, which has applied to all states since March 21, 2022 and will not immediately end upon expiration of the COVID-19 PHE anticipated on May 11, 2023. Although we could incur a deficiency that could endanger our Medicaid certification and participation status for certain locations in states that maintain state-based vaccination requirements for healthcare workers, the remaining states that had healthcare worker vaccine mandates have moved to rescind or terminate those mandates, or allowed them to expire by March 31, 2023. On March 3, 2023, California’s State Public Health Officer announced the rescission of the state’s original August 2021 order requiring vaccination of workers in healthcare settings, as amended to require booster shots and other requirements that evolved over time, effective April 3, 2023. Washington state also terminated its state vaccination requirement for healthcare workers with the expiration of the state's COVID-19 state of emergency in late 2022 (although employees of certain Washington state agencies will remain subject to vaccination requirements as a condition of state employment). Other states where we operate, such as Colorado, have allowed their COVID-19 vaccinations to expire, or did not impose such mandates for the state’s healthcare workers. Any penalty, suspension, termination, or other sanction under any state’s Medicaid program could lead to reciprocal and commensurate penalties being imposed under the Medicare program, up to termination or rescission of our Medicare participation and payor agreements as noted above. Additionally, any delay or default by the government in making Medicare reimbursement payments could materially and adversely affect our business, financial condition and results of operations.
Reductions in Medicaid reimbursement rates or changes in the rules governing the Medicaid program could have a material, adverse effect on our revenue, financial condition and results of operations.
A significant portion of reimbursement for skilled nursing services comes from Medicaid. In fact, Medicaid is our largest source of revenue, accounting for 45.2% and 44.0% of our revenue for the three months ended March 31, 2023 and 2022, respectively. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets, which has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. Since a significant portion of our revenue is generated from our skilled nursing operating subsidiaries in California, Texas and Arizona, any budget reductions or delays in these states could adversely affect our net patient service revenue and profitability. Despite present state budget surpluses in many of the states in which we operate, we can expect continuing cost containment pressures on Medicaid outlays for SNFs, and any such decline could adversely affect our financial condition and results of operations.
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
The CAA 2023 contains provisions that will wind down and end increased FMAP payments provided for by FFCRA, as well as provide for the disenrollment of Medicaid beneficiaries who have participated in the program since early in the COVID-19 pandemic. In the first quarter of 2023, the FMAP increase CMS provides to the States will remain elevated by 6.2%, but will decline for the remaining quarters in 2023, at 5% in the second quarter, 2.5% in the third quarter, and 1.5% in the fourth quarter before increased FMAP spending ends entirely. Previously, the FMAP funding was dependent on the termination of the PHE. The ultimate amount of funding from each state will vary substantially based on that states’ policies. This may result in reductions in Medicaid spending by states where we operate, causing reductions in rates, and delays or withholding of payment for our operating subsidiaries’ services and effect our operating subsidiaries’ ability to profitably perform their services.
CMS’s ability to further reduce these declining FMAP payments to states may create further pressure on Medicaid agencies and their payments for our services in states where we operate. The CAA 2023 also grants CMS the authority to impose fines, penalties, and other sanctions upon states that do not comply with this law’s requirements for the unwinding of increased FMAP payments. As a result, these reductions may impose further burdens on the Medicaid programs in states where we operate, which may result in reduced payments.
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
As discussed in more detail in Item 2., under Government Regulation, CMS implemented a final rule in October 2019 to replace the existing case-mix classification system, Resource Utilization Groups, Version IV, with a new case-mix classification system, PDPM, that focuses more on the clinical condition of the patient and less on the volume of services provided. CMS may make future adjustments to reimbursement levels as it continues to monitor the impact of PDPM on patient outcomes and budget neutrality. CMS could remove the entire parity calculated adjustment and this would cause a drastic reduction in payments. In addition, the Biden-Harris Administration continues to study the nursing home industry and for HHS to issue proposed rules based on those studies, including changes to SNF-VBP Program, may also adversely affect our reimbursement. The Biden-Harris Administration continues to act on the issues identified in its February 28, 2022 fact sheet and further regulation is expected regarding LTC and SNF reimbursement. CMS elected to defer the SNF 30-Day All-Cause Readmission Measure (SNFRM) as part of performance scoring for fiscal year 2023, as detailed in CMS's March 2023 FAQ for the SNF-VBP program, although the SNFRM will still be reported without affecting SNF payment. This final rule also provided for the SNF-VBP program expansion beyond the use of its single, all-cause hospital readmission measure to determine payment, with the inclusion of measures beginning in fiscal year 2026 for SNF healthcare associated infections requiring hospitalization (SNF HAI) and total nursing hours per resident day measures. Beginning in fiscal year 2027, the SNF-VBP program will also consider the discharge to community - post acute care measure for SNFs, which assesses the rate of successful discharges to the community from a SNF setting.
Reforms to the U.S. healthcare system continue to impose new requirements upon us and may increase our costs or lower our reimbursements.

The ACA included sweeping changes to how healthcare is paid for and furnished in the U.S. Applicable to our business, as discussed in greater detail in Item 2., under Government Regulation, the ACA has resulted in significant changes to our operations and reimbursement models for services we provide. CMS continues to issue rules to implement the ACA, including most recently, new rules regarding the implementation of the anti-discrimination provisions and proposed rules requiring the disclosure of SNF ownership, organization, management and the identity of the real property owners from which the SNF leases or subleases its operating space. Courts continue to interpret and apply the ACA’s provisions. With the passage of the IRA in August of 2022, Congress continues to expand and supplement the ACA, including through the continuation of federally funded insurance premium subsidies for health insurance coverage purchased on the ACA-created marketplace for individual health insurance. This modification of the ACA by the IRA indicates that Congress may continue to change and expand the ACA in the future.

The efficacy of the ACA is the subject of much debate among members of Congress and the public. Additionally, a number of lawsuits have been filed challenging various aspects of the ACA and related regulations with inconsistent outcomes — some expand the ACA while others limit the ACA. In the event that the ACA is repealed or materially amended as a result of future challenges, particularly any elements of the ACA that are beneficial to our business or that cause changes in the health insurance industry, including reimbursement and coverage by private, Medicare or Medicaid payers, our business, operating results and financial condition could be harmed. Thus, the future impact of the ACA on our business is difficult to predict and its continued uncertain future may negatively impact our business. However, any material changes to the ACA or its implementing regulations may negatively impact our operations.

Similarly, the Nursing Home Improvement Act proposed during the prior Congress may be re-introduced in the future and could ultimately have an impact on our business due to the proposed two percent decrease in payments to SNFs, as well as the staffing and reporting requirements contained within the bill. This proposed bill primarily created penalties such as reduced reimbursement and monetary penalties for submitting inaccurate cost reports or staffing data. If reintroduced to Congress and passed in the same form it was previously introduced, however, this bill would provide participating states with a temporary enhanced federal Medicaid match to fund improvements in nursing home workforce and care. This match would last six years, and states would be responsible for showing CMS that Medicaid reimbursement increases were used to increase worker wages and yield new training resources and opportunities for nursing home staff. While it is difficult to determine whether the Nursing Home Improvement Act or an identical bill will even be reintroduced, if ultimately signed into law, this bill may negatively impact our business, with the scope and nature of its consequences unknown.

Statements that the Biden-Harris Administration made beginning in February of 2022 and subsequently, indicate that HHS and CMS are studying the nursing home industry, specifically with regard to staffing levels, and evaluating potentially greater oversight of LTC and SNF facilities—including larger penalties for non-compliance with federal laws and regulations. On April 11, 2022, CMS issued a proposed rule that requested information to be used for study and potential rulemaking. Based upon this information-gathering and subsequent study, HHS and CMS are expected to issue new rules that may subject our business to greater oversight, increase penalties that the Government may seek to impose upon us, and impose additional conditions and measurements upon the reimbursement we receive from Medicare and Medicaid. In addition, CMS has published guidance to surveyors for consistently evaluating requirements of participation for LTC facilities, addressing topics including infection control, resident safety, arbitration of disputes, nurse staffing and mental health disorders. Surveyors' use of these additional Requirements of Participation to evaluate our affiliated facilities may increase our costs of compliance and subject us to additional fines and penalties for alleged non-compliance. The OIG has added SNFs and nursing homes to its 2023 work plan and recently published results of a study finding that nursing homes are insufficiently prepared for emergencies, calling for enhanced survey activity of LTC facilities in order to increase emergency preparedness. According to the OIG’s published study, CMS concurs with some of the OIG’s findings and recommendations. CMS has also requested additional information from the public and industry participants that is expected to be used by HHS and CMS in creating additional regulations regarding staffing and operations of SNFs and LTC facilities in the future. These anticipated regulations, consistent with the Administration’s prior statements, may adversely affect our business, its operations, and its profitability.

On February 13, 2023, CMS issued a proposed rule that, if finalized and implemented, would require SNFs to disclose certain information regarding their ownership and managerial relationships. Refer to Item 2., under Government Regulation for additional information. If finalized, these disclosure requirements may impose additional research and reporting obligations upon us in our operations. Additionally, the information we disclose to CMS under this rule if it is finalized may be used for future rulemaking or administrative actions, including adversary proceedings, that may be adverse to our business interests and detrimental to our operations, revenue, and profitability.

We cannot predict what effect future reforms to the U.S. healthcare system will have on our business, including the demand for our services or the amount of reimbursement available for those services. However, it is possible these new laws may lower reimbursement or increase the cost of doing business and adversely affect our business.

The changes in Congress due to recent U.S. midterm elections in 2022 and actions in anticipation of the 2024 Presidential election may result in significant changes to regulatory framework, enforcements and reimbursements.

The most recent midterm elections in 2022 and resulting change in control of the House of Representatives could result in significant changes in, and uncertainty with respect to, legislation, regulation, implementation or repeal of laws and rules related to government health programs, including Medicare and Medicaid. Democratic proposals for Medicare for All or significant expansion of Medicare, could significantly impact our business and the healthcare industry if implemented, although unlikely under the political party holding a current majority within the House of Representatives. Additionally, Congress’s passage of the IRA in August of 2022, which expanded upon and continued certain provisions of the ACA indicates that additional legislative changes to the ACA may be forthcoming. If proposed policies specific to nursing facilities are implemented, these may result in significant regulatory changes, increased survey frequency and scope, and increased penalties for non-compliance. As both political parties prepare for their Presidential primaries and next congressional elections, each of them may seek to introduce or pass legislation that would either expand or reduce the scope of the ACA as a credential for future campaigning. As a result, future legislation may be proposed or passed that may adversely affect our business, operating results and financial condition.

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

In the event that legal challenges are successful or the ACA is repealed or materially amended, particularly any elements of the ACA that are beneficial to our business or that cause changes in the health insurance industry, including reimbursement and coverage by private, Medicare or Medicaid payers, our business, operating results and financial condition could be harmed. While it is not possible to predict whether and when any such changes will occur, specific proposals discussed during and after the election, including a repeal or material amendment of the ACA, could harm our business, operating results and financial condition. In addition, even if the ACA is not amended or repealed, the President and the executive branch of the federal government, as well as CMS and HHS have a significant impact on the implementation of the provisions of the ACA, and a new administration could make changes impacting the implementation and enforcement of the ACA, which could harm our business, operating results and financial condition. We have already seen this with regulatory activity promulgating rules regarding anti-discrimination under Section 1557 of the ACA and most recently proposed rulemaking requiring the disclosure of SNF ownership and service providers under Section 6101 of the ACA. If we are slow or unable to adapt to any such changes, our business, operating results and financial condition could be adversely affected.

We are subject to various government reviews, audits and investigations that could adversely affect our business, including an obligation to refund amounts previously paid to us, potential criminal charges, the imposition of fines, and/or the loss of our right to participate in Medicare and Medicaid programs.

As a result of our participation in the Medicaid and Medicare programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with the rules associated with these programs and related applicable laws and regulations. We are subject to regulatory reviews relating to Medicare services, billings and potential overpayments resulting from the actions of Recovery Audit Contractors, Zone Program Integrity Contractors, Program Safeguard Contractors, Unified Program Integrity Contractors, Supplemental Medical Review Contractors and Medicaid Integrity Contractors programs, (collectively referred to as Reviews), in which third party firms engaged by CMS conduct extensive reviews of claims data and medical and other records to identify potential improper payments under the Federal and State programs. As discussed above, the Biden-Harris Administration has called for HHS and CMS to increase the level of scrutiny in these audits and has requested those agencies to adopt rules that would impose greater penalties upon non-compliant LTC and SNF operators. On February 17, 2023, CMS most recently updated the survey resources that CMS and state surveyors use in evaluating LTC facilities’ compliance with federal Requirements for Participation, incorporating recent changes to CMS’s methods for surveying infection control procedures. This change is demonstrative of the frequent changes made by CMS and state survey agencies to the evaluated criteria and potential bases for notices of deficiency that must be corrected upon pains of potential fines, penalties, or other sanctions, up to termination of Medicare or Medicaid participation, or even expulsion from participating in those programs.

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

In cases where claim and documentation review by any CMS contractor results in repeated unsatisfactory results, an operation can be subjected to protracted regulatory oversight. This oversight may include repeat education and re-probe, extended pre-payment review, referral to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement outside of specifically reviewed claims. Sustained failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. As of March 31, 2023 and through the filing date of this report, 17 of our independent operating subsidiaries had reviews scheduled, on appeal, or in a dispute resolution process, either pre- or post-payment. We anticipate that these reviews could increase in frequency in the future.

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
On May 31, 2018, we received a Civil Investigative Demand (CID) from the DOJ stating that it is investigating our company to determine whether we have violated the FCA or the Anti-Kickback Statute with respect to the relationships between certain of our SNFs and persons who served as medical directors, advisory board participants or other referral sources. As a general matter, our operating entities maintain policies and procedures to promote compliance with the FCA, the Anti-Kickback Statute, and other applicable regulatory requirements. We fully cooperated with the U.S. Department of Justice. In April 2020, we were advised that the U.S. Department of Justice declined to intervene in any subsequent action filed by a relator in connection with the subject matter of this investigation.

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

•quality and maintenance of medical equipment and facilities;
•confidentiality, maintenance and security issues associated with medical records and claims processing;
•relationships with physicians and other referral sources and recipients;
•constraints on protective contractual provisions with patients and third-party payors;
•operating policies and procedures;
•addition of facilities and services; and
•billing for services.

The laws and regulations governing our operations, along with the terms of participation in various government programs, regulate how we do business, the services we offer, and our interactions with patients and other healthcare providers. These laws and regulations are subject to frequent change. As noted above, the Biden-Harris Administration has called upon HHS and CMS to study and propose new rules regarding staffing requirements and reimbursement for the nursing home industry, including tying reimbursement to staffing levels, salary, benefits, and retention. CMS's guideline and sanction addressed topics including infection control, resident safety, arbitration of disputes, nurse staffing, and mental health disorders. In addition, CMS's new guidance including the use of masks and face coverings in connection with visitations to combat the transmission of COVID-19, testing of nursing home staff and residents regardless of COVID-19 vaccination status and verifying vaccination of all SNF and LTC facility staff could result in enhanced scrutiny by state surveyors and a potential increase in fines, penalties, sanctions, or administrative actions against our independent operating subsidiaries. The recently proposed CMS rule over ownership transparency discussed above may provide an additional basis for further investigation, administrative action and ultimately fines, penalties, or sanctions if finalized.

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

As CMS turns its attention to enhancing enforcement activities towards LTC facilities, as discussed in Item 2., under Government Regulation, state survey agencies will have more accountability for their survey and enforcement efforts. The Biden-Harris Administration’s fact sheet regarding enhanced penalties against SFFs, discussed in greater length within that section, represents further federal calls for oversight and penalties for low-ranked and underperforming LTC facilities. This fact sheet precedes greater focus by CMS in obtaining oversight over SFFs, and continuing that oversight even after those SFFs improve, and subjecting them to more exacting and routine oversight. The likely result may be more frequent surveys of our affiliated facilities, with more substantial penalties, fines and consequences if they do not perform well. For low-performing facilities in the SFF program, the standards for successfully emerging from that program and not being subject to ongoing and enhanced government oversight will be higher and measured over a longer period of time, prolonging the risks of monetary penalties, fines and potential suspension or exclusion from the Medicare and Medicaid programs.

As discussed in Item 2., under Government Regulation, from time to time in the ordinary course of business, we receive deficiency reports from state and federal regulatory bodies resulting from such inspections or surveys. The focus of these deficiency reports tends to vary from year to year and state to state. Based on its October 2022 guidance, CMS and its state surveyors will place greater emphasis on COVID-19 vaccination reporting and will potentially assess penalties for failing to comply with vaccination administration and reporting obligations. This October 2022 guidance was updated on February 17, 2023, when CMS most recently updated the survey resources that CMS and state surveyors use in evaluating LTC facilities’ compliance with federal Requirements for Participation, incorporating recent changes to CMS’s methods for surveying infection control procedures.

Additionally, the recently proposed CMS rule over ownership transparency may provide an additional basis for further investigation, administrative action, and ultimately fines, penalties, or sanctions if finalized. Both this proposed rule and potential further rulemaking may result in new survey criteria, including disclosures required for new enrollment or upon revalidation, that can serve the basis for fines, penalties, or sanctions that would adversely affect our business.

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

Furthermore, in some states, citation of one affiliated facility could negatively impact other affiliated facilities in the same state. Revocation of a license at a given facility could therefore impair our ability to obtain new licenses or to renew, or maintain, existing licenses at other facilities, which may also trigger defaults or cross-defaults under our leases and our credit arrangements, or adversely affect our ability to operate or obtain financing in the future. CMS’s proposed rules requiring disclosure of ownership, management and the owners of real property lessors or sublessors, heighten this risk and if finalized, will require the additional disclosure of information that may be used to investigate, sanction, or otherwise adversely affect related entities. If state or federal regulators were to determine, formally or otherwise, that one facility's regulatory history ought to impact another of our existing or prospective facilities, this could also increase costs, result in increased scrutiny by state and federal survey agencies, and even impact our expansion plans. Therefore, our failure to comply with applicable legal and regulatory requirements in any single facility could negatively impact our financial condition and overall of operations results.

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

Our non-Medicare and non-Medicaid revenue and profitability are affected by continuing efforts of third-party payors to maintain or reduce costs of healthcare by lowering payment rates, narrowing the scope of covered services, increasing case management review of services and negotiating pricing. In addition, sustained unfavorable economic conditions may affect the number of patients enrolled in managed care programs and the profitability of managed care companies, which could result in reduced payment rates. There can be no assurance that third party payors will make timely payments for our services, or that we will continue to maintain our current payor or revenue mix. Trade publications within the healthcare industry have reported on the trend of payors using the No Surprises Act as a means to force re-negotiation of reimbursement rates for providers and facilities, and this trend has led to ongoing litigation between these providers and/or facilities against payors. Although the services provided in our business generally are outside the scope of the No Surprises Act, subsequent rulemaking and potentially aggressive behaviors by payors may post a risk to our business. We are continuing our efforts to develop our non-Medicare and non-Medicaid sources of revenue and any changes in payment levels from current or future third-party payors could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
Changes in Medicare reimbursements for physician and non-physician services could impact reimbursement for medical professionals.

As discussed in greater detail in Item 2., under Government Regulation, MACRA revised the payment system for physician and non-physician services. Section 1 of that law, the sustainable growth rate repeal and Medicare Provider Payment Modernization will impact payment provisions for medical professional services. That enactment also extended for two years provisions that permit an exceptions process from therapy caps imposed on Medicare Part B outpatient therapy. There was a combined cap for PT and SLP and a separate cap for OT services that apply subject to certain exceptions. On February 9, 2018, the BBA was signed into law, which provides for the repeal of all therapy caps retroactively to January 1, 2018. The law also reduced the monetary threshold that triggers a manual medical review (MMR), in certain instances through 2028. The reduction in the MMR threshold will likely result in increased number of reviews for the foreseeable future, which could in turn have a negative effect on our business, financial condition or results of operations. Similarly, new final rules concerning the PACE program and the information it will collect may adversely affect the risk-adjusted reimbursement.
We may be subject to increased investigation and enforcement activities related to HIPAA violations.

We are required to comply with numerous legislative and regulatory requirements at the federal and state levels addressing patient privacy and security of health information, as discussed in greater detail in Item 2., under Government Regulation. HIPAA, as amended by the HITECH Act, requires us to adopt and maintain business procedures and systems designed to protect the privacy, security and integrity of patients' individual health information. States also have laws that apply to the privacy of healthcare information. We must comply with these state privacy laws to the extent that they are more protective of healthcare information or provide additional protections not afforded by HIPAA. The regulations enacting HIPAA periodically change and the last proposed change was issued in late 2022 to more closely align the information disclosure provisions of 42 C.F.R. Part 2 with HIPAA’s Privacy Rule. This proposed rulemaking may be made final in 2023 and, if adopted as proposed, may require our operating subsidiaries to modify certain policies, procedures and practices regarding the disclosure of residents’ information. If we fail to comply with these state and federal laws, we could be subject to criminal penalties, civil sanctions, litigation, and be forced to modify our policies and procedures. Additionally, if a breach under HIPAA or other privacy laws were to occur, remediation efforts could be costly and damage to our reputation could occur.

In addition to breaches of protected patient information, under HIPAA and the 21st Century Cures Act (Cures Act), healthcare entities are also required to afford patients with certain rights of access to their health information. Recently, the Office for Civil Rights, the agency responsible for HIPAA enforcement, has targeted investigative and enforcement efforts on violations of patients’ rights of access, imposing significant fines for violations largely initiated from patient complaints. If we fail to comply with our obligations under HIPAA, we could face significant fines. Likewise, if we fail to comply with our obligations under the Cures Act, we could face fines from the Office of the National Coordinator for Health Information Technology, the agency responsible for Cures Act enforcement.
Security breaches and other cyber-security incidents could violate security laws and subject us to significant liability.

Healthcare businesses are increasingly the target of cyberattacks whereby hackers disrupt business operations or obtain protected health information, often demanding large ransoms. In 2021 alone, the healthcare sector saw a 45% increase in ransomware attacks, with the average cost to remediate being over $1 million per incident. Our business is dependent on the proper functioning and availability of our computer systems and networks. From 2016 to 2021, ransomware attacks on healthcare organizations doubled. In 2022, ransomware attacks and other attacks on data security continued, with increasing sophistication due to mass iterations and optimization in prior years. While we have taken steps to protect the safety and security of our information systems and the patient health information and other data maintained within those systems, we cannot assure you that our safety and security measures and disaster recovery plan will prevent damage, interruption or breach of our information systems and operations. Additionally, we cannot control the safety and security of our information held by third-party vendors with whom we contract. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect, we (or third-party vendors) may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications we (or third-party vendors) develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security of information systems. Unauthorized parties may attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud or other forms of deceiving our employees or contractors.

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

We operate one or more affiliated SNFs in the states of Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. With the exception of Utah, which follows federal regulations, each of these states has established minimum staffing requirements for facilities operating in that state. Failure to comply with these requirements can, among other things, jeopardize a facility's compliance with the conditions of participation under relevant state and federal healthcare programs. In addition, if a facility is determined to be out of compliance with these requirements, it may be subject to a notice of deficiency, a citation, or a significant fine or litigation risk. Deficiencies (depending on the level) may also result in the suspension of patient admissions and the termination of Medicaid participation, or the suspension, revocation or non-renewal of the SNF's license. If the federal or state governments were to issue regulations which materially change the way compliance with the minimum staffing standard is calculated or enforced, our labor costs could increase and the current shortage of healthcare workers could impact us more significantly, including the increased scrutiny on staffing at the state and federal levels as a result of the COVID-19 virus. The broader labor market where we compete is in a unique state of disequilibrium where the needs of businesses such as ours outstrip the supply of available and willing workers. There is additional upward pressure on wages from different industries and more generally due to the reported rate of inflation. Some of these industries compete with us for labor and others that do not, which makes it difficult to make significant hourly wage and salary increases due to the fixed nature of our reimbursement under insurance contracts as well as Medicare and Medicaid, in addition to our increasing variable costs. Due to the limited supply of qualified applicants who seek or are willing to accept employment, these broader concerns, may increase our labor costs or lead to potential staffing shortages, reduced operations to comply with applicable laws and regulations, or difficulty complying with those laws and regulations at current operational levels.

Federal laws and regulations may increase our costs of maintaining qualified nursing and skilled personnel, or make it more difficult for us to attract or retain qualified nurses and skilled staff members. The previously proposed Nursing Home Improvement Act, if passed into law in substantially the same form as the bill introduced in the previous Congress, may increase our responsibility to provide nursing coverage and the costs associated with that increased coverage. Additionally, increased funds or other resources made available for alternative care-giving careers, such as those proposed in the HCBS Access Act, may make it more expensive for us to compete for talent who may wish to pursue other care-based careers. There has been an increase in the Biden-Harris Administration's desire to have HHS and CMS study staffing level requirements for the nursing home industry and to tie Medicare and Medicaid reimbursement to the salary, benefits, and retention of staff. CMS has published guidance to surveyors addressing topics that specifically include nurse staffing and collection of payroll data to evaluate appropriate staffing levels, requiring the use of masks and face coverings by staff and testing of nursing home staff and residents regardless of COVID-19 vaccination status, emphasizing the scope of information to be gathered from and reported by facilities, including SNFs and LTC facilities and emphasizing the penalties for non-compliance, as well as the obligations of facilities seeking to demonstrate their corrective actions. These requirements may also increase our operating costs and require additional compensation to be paid to employees in the form of wages and benefits. We are monitoring our facilities for potential effects from CMS's IFR requiring employees of Medicare and Medicaid-participating medical facilities to be vaccinated, which may cause disruption to our affiliated facilities’ nursing staff and may additionally disrupt our operations if affected personnel decline to be vaccinated and replacement staffing cannot be located.

Similar state-level requirements in the states where our affiliated SNFs operate, whether such requirements are passed by statute, regulation, or executive order, may result in a shortage or inability to obtain nurses and skilled staff.

While federal litigation over the COVID-19 vaccination IFR has concluded, federal enforcement of this IFR appears to remain an enforcement priority and could subject our affiliated SNFs to scrutiny and potential fines, penalties, and other consequences for non-compliance up to and including suspension or termination of their authorization to operate. State survey authorities that are tasked with enforcing their own state’s mandate have similar powers to screen for compliance and impose fines and penalties for non-compliance, including suspension or termination of operating licenses.

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

As discussed in detail in Item 2., under Government Regulation, sub-heading Part B Rehabilitation Requirements, several government actions have been taken in recent years to try and contain the costs of rehabilitation therapy services provided under Medicare Part B, including the MPPR, institution of annual caps, mandatory medical reviews for annual claims beyond a certain monetary threshold, and a reduction in reimbursement rates for therapy assistant claim modifiers. Of specific concern has been CMS's decision to lower Medicare Part B reimbursement rates for outpatient therapy services by 9%, beginning on January 1, 2021. These reductions continued in 2022 and 2023, even though the final reduction after the CAA 2023 deferred the PAYGO sequestration and resulted in a larger conversion factor ($33.88) than the calendar year 2023 PFS final rule provided ($33.06). Such cost-containment measures and ongoing payment changes could have an adverse effect on our revenue.

The Office of the Inspector General or other regulatory authorities may choose to more closely scrutinize billing practices in areas where we operate or propose to expand, which could result in an increase in regulatory monitoring and oversight, decreased reimbursement rates, or otherwise adversely affect our business, financial condition and results of operations.

As discussed in greater detail in Item 2., under Government Regulation, Civil and Criminal Fraud and Abuse Laws and Enforcement, the OIG regularly conducts investigations regarding certain payment or compliance issues within various healthcare sectors. Following these investigations, the OIG publishes reports, in part, to educate involved stakeholders and signal future enforcement focus. Reports published in 2019 and 2020 demonstrate the OIG’s increased scrutiny on post-hospital SNF care and continues to identify SNF compliance as an issue in its 2021 and 2022 semi-annual reports to Congress. The OIG’s January 2023 published study regarding SNF emergency preparedness and the need for further oversight and addition of SNF emergency readiness to its 2023 work plan, indicate that SNFs in particular are potential targets for more robust scrutiny and examination by regulators. This may impact the SNF industry by motivating additional reviews and stricter compliance in the areas outlined in the recent reports, expending material time and resources. Recent publications and statements by the Biden-Harris Administration have also called for greater scrutiny of SNF and LTC facilities based on OIG's 2022 findings that these facilities did not implement appropriate infection control measures during the COVID-19 pandemic, and calling for more authorities to impose penalties and other remedies on facilities that violate federal laws and regulations.

Additionally, OIG reports published in 2010 and 2015 show the OIG’s concerns related to the billing practices of SNFs based on Medicare Part A claims and financial incentives for facilities to bill for higher levels of therapies, even when not needed by patients. In its fiscal year 2014 work plan, and again in 2017, OIG specifically stated that it will continue to study and report on questionable Part A and Part B billing practices amongst SNFs. Recently, in its 2021 work plan, OIG stated it will evaluate whether payments to SNFs under PDPM complied with Medicare requirements. OIG’s 2022 work plan states it will use a series of audits to confirm compliance with COVID-19 vaccination requirements for LTC facility staff and will study nursing home emergency preparedness—particularly with managing resident care and collaborating with other health care providers. The study findings of nursing home emergency preparedness will be used to develop a key performance indicator to track challenges faced by nursing homes over time. On May 19, 2022, the OIG updated its Nursing Homes webpage, stating its key goals for nursing home oversight were (1) to protect residents from fraud, abuse and neglect, and to promote quality of resident care; (2) promote emergency preparedness and response efforts; and (3) to strengthen frontline oversight. Each of these priorities could signal an increased focus on compliance with the Requirements of Participation and other laws and regulations applicable to SNF and LTC facilities. OIG updated its website regarding nursing homes in November of 2022 to note that an additional purpose of OIG’s mission was to support the federal monitoring of nursing homes to mitigate risks to residents. In March of 2023, the OIG updated its work plan to focus on state survey agency processes for overseeing nursing home preparedness. The purpose of this emphasis is to devote more attention to how nursing homes’ emergency preparedness is evaluated by state survey agencies, how CMS can assist those survey agencies in this task and the challenges and opportunities found in the methods and practices state survey agencies use to evaluate nursing home emergency preparedness.

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

On November 17, 2022, a coalition of 22 states formally called on the Biden-Harris Administration to withdraw its vaccine mandate for healthcare workers and all related guidance. To date, the Biden-Harris Administration has not taken such action and, while the COVID-19 PHE is anticipated to end in May of 2023, CMS’s IFR requiring vaccination of Medicare-participating healthcare facilities is expected to remain in effect after the PHE’s expiration and could be made permanent through full rulemaking. Other than this petition, the uncertain environment regarding COVID-19 vaccination mandates and potential attempts to enforce similar mandates in 2022 appear to have concluded, with many states withdrawing or rescinding their healthcare vaccination mandates, or allowing such mandates to expire. At present, there is no nationally significant litigation concerning such mandates. Nonetheless, the possibility of future or related action regarding COVID-19 vaccination mandates is one we are monitoring, as it represents a risk of uncertainty to us that may result in limitations on staff availability, disruption caused by staff departure, potential claims under the ADA and other laws and potential government sanctions which could cause disruptions to the operations of our subsidiaries, limit our ability to grow and otherwise adversely affect our business and financial results.

Furthermore, the Biden-Harris Administration has requested HHS and CMS study and issue proposed rules regarding the sustainability of care-based careers, including improving access to training, increasing the attractiveness of compensation in care-based positions, and improving the retention and career progression of care workers. The Biden-Harris Administration has sought proposed rules that tie some of these issues, such as wages and retention, to Medicare reimbursement for facilities. Other pending legislation, such as the HCBS Access Act, indicate a legislative priority of providing funding for care-based careers that may impact our pool of desired workers, whether by making funding available for their training, or providing funding to competing care career paths and increasing the costs of wages and benefits to compete against those alternate paths. Rising operating costs due to labor shortages, greater compensation and incentives required to attract and retain qualified personnel and higher-than-usual inflation on items including energy, utilities, food and other goods used in our facilities and the costs for transporting these items could increase our cost and decrease our profits.

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

The operations of our operating subsidiaries must be licensed under applicable state law and, depending upon the type of operation, certified or approved as providers under the Medicare and/or Medicaid programs. In the process of acquiring or transferring operating assets, our operations must receive change of ownership approvals from state licensing agencies, Medicare and Medicaid as well as third party payors. The Biden-Harris Administration has requested HHS and CMS issue proposed rules that may increase the scrutiny placed on companies that operate, directly or indirectly, multiple SNF and LTC facilities, and may subject our licensing and approval process to additional scrutiny or delays if such proposals are codified into regulations. If there are any delays in receiving regulatory approvals from the applicable federal, state or local government agencies, or the inability to receive such approvals, such delays could result in delayed or lost reimbursement related to periods of service prior to the receipt of such approvals, which could negatively impact our cash position.
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

Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability because we generally receive higher reimbursement rates for high acuity patients and because the payors reimburse us at different rates. For the three months ended March 31, 2023 and 2022, 73.3% and 73.4%, of our revenue was provided by government payors that reimburse us at predetermined rates, respectively. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

On November 5, 2021, CMS issued the IFR discussed under Item 2., Government Regulation, subheading Coronavirus requiring all eligible staff to be fully vaccinated against COVID-19. CMS has been empowered to enforce the IFR nationwide and require compliance with its vaccination requirements since March 21, 2022.

In the event we or our affiliated facilities do not comply with the IFR, our Medicare and Medicaid agreements could be terminated and the termination of those agreements may lead to other payors terminating their agreements with us or our affiliated facilities and operating subsidiaries, which would materially and adversely affect our business, financial condition and results of operations.

In addition to the IFR, the Biden-Harris Administration has requested HHS and CMS conduct studies about additional requirements pertaining to staffing, data reporting, employee compensation and retention, and resident experience that may result in a reduction of our revenue from Medicare and Medicaid. CMS issued its first proposed rule seeking information regarding these priorities in 2022 and subsequently published requests for information from the public in the Federal Register to aid in ongoing or future studies and anticipated rulemaking. The CMS proposed rule regarding disclosure of significant information regarding their ownership, operations, management and the owners of real property leased or subleased by our operating subsidiaries, may result in additional conditions of participation within those programs.
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

Congress has repeatedly considered, without passage, a bill that would require, among other things, that agreements to arbitrate nursing home disputes be made after the dispute has arisen rather than before prospective patients move in, to prevent nursing home operators and prospective patients from mutually entering into a pre-admission pre-dispute arbitration agreement. This bill, known as the Fairness in Nursing Home Arbitration Act, was introduced in the House of Representatives in 2021; as of December 31, 2022, the bill and its analogue introduced in the Senate never made it out of the committees to which they were referred for discussion. This legislation or comparable bills have not yet been introduced in the current session of Congress, which commenced at the beginning of 2023.

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

During the three months ended March 31, 2023, we expanded our operations through a combination of long-term leases, with the addition of 19 stand-alone skilled nursing operations. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our acquisitions, and our business may suffer.
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

As discussed in Item 2., under Government Regulation, CMS, as well as certain private organizations engaged in similar monitoring activities, provides comparative public data, rating every SNF operating in each state based upon quality-of-care indicators. CMS’s system is the Five-Star Quality Rating System, intended to compare nursing homes more easily. The Five-Star Quality Rating System gives each nursing home a rating of between one and five stars in various categories, with five-star ratings harder to obtain over time. The ratings are available on a consumer-facing website, Nursing Home Compare. In cases of acquisitions, the previous operator's clinical ratings are included in our overall Five-Star Quality Rating and the rating may not reflect the improvements we were able to make until it is recalculated. Based on CMS guidance issued in June of 2022, it is expected that more data will be collected by CMS and ultimately reported on the Nursing Home Compare website. Similarly, due to CMS's June 2022 guidance, we expect CMS will seek to make the data reported on the Nursing Home Compare website more readily accessible and understandable for consumers. In January of 2023, CMS updated the Nursing Home Five-Star Quality Rating System’s Technical Users’ Guide, explaining that it will seek to collect certain data regarding schizophrenia to be included in each reporting facility’s star rating, with significant reductions, including an automatic one-star reduction from the final score for a period of six months, for inaccurately reporting or failing to report schizophrenia-related data.

CMS continues to increase quality measure thresholds, making it more difficult to achieve upward and five-star ratings. Most recently, CMS increased its quality measure thresholds in October of 2022, making it more difficult for facilities to obtain or maintain four- and five-star ratings. As of January 2023, the increasing standards for four- and five-star ratings can be evaluated from the star rating cut point table for that month’s refresh of the Nursing Home Care Compare website data, disclosing the points needed for each star rating within every state. CMS has indicated that it will increase these quality measure thresholds every six months. CMS acknowledges that some facilities may see a decline in their overall five-star rating absent any new inspection information. This is relevant to our business because the five-star ratings of our affiliated facilities may decline even as their quality measures remain unchanged, or even if their quality measures improve. This change could further affect star ratings across the industry. Additionally, on the Nursing Home Compare website, CMS recently began displaying a consumer alert icon next to nursing homes that have been cited on inspection reports for incidents of abuse, neglect, or exploitation. In July of 2022, CMS updated the scoring measures used for SNFs to include six dimensions of staffing and turnover, which may affect the rating of our facilities on the Nursing Home Compare website. CMS’s expanded evaluation and measurement of staffing and turnover, including measures of all nurses, registered nurses, and administrators, may adversely affect the scoring and evaluation of our facilities under CMS’s Five-Star Quality Rating System. See Item 2., under Government Regulation.

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

Our affiliated facilities located in Arizona, California, and Texas account for the majority of our total revenue. As a result of this concentration, the conditions of local economies, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our revenue, costs and results of operations. Moreover, since over 24% of our affiliated facilities are located in California, we are particularly susceptible to revenue loss, cost increase or damage caused by natural disasters such as electrical power shortages, fires, earthquakes or mudslides, or increased liabilities that may arise from regulations as discussed within Item 2., under Government Regulation.

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

We continue to maintain our right to inform the employees of our operating subsidiaries about our views of the potential impact of unionization upon the workplace generally and upon individual employees. Historically, the staff at our affiliated facilities that have been approached to unionize have uniformly rejected union organizing efforts. Forthcoming proposed rules from CMS, which, based on the Biden-Harris Administration's executive orders discussed under Government Regulation in Item 2., as well as potential legislation such as the HCBS Access Act aimed toward providing more resources to those considering care-based careers, may increase the likelihood of employee unionization due to increased emphasis on care-based careers in SNFs and LTC facilities. If employees decide to unionize, our cost of doing business could increase, and we could experience contract delays, difficulty in adapting to a changing regulatory and economic environment, cultural conflicts between unionized and non-unionized employees, strikes and work stoppages, and we may conclude that affected facilities or operations would be uneconomical to continue operating.
Because we lease the majority of our affiliated facilities, we are subject to risks associated with leased real property, including risks relating to lease termination, lease extensions and special charges, any of which could adversely affect our business, financial position or results of operations.

As of March 31, 2023, we leased 211 of our 290 affiliated facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.

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

Our Amended Credit Agreement provides for a Revolving Credit Facility with borrowing capacity of up to $600.0 million in aggregate principal amount. As of March 31, 2023 and through the filing date of this report, we had no outstanding borrowings under our Revolving Credit Facility. Twenty-three of our subsidiaries have mortgage loans insured with Department of Housing and Urban Development (HUD) for an aggregate amount of $152.7 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The terms of the mortgage loans range from 25- to 35-years.

We also have one outstanding promissory note with an aggregate principal amount of approximately $2.6 million as of March 31, 2023. The term of the note is 12 years. Because this mortgage loan is insured with HUD, our borrower subsidiary under the loan is subject to HUD oversight and periodic inspections.

In addition, we had $2.8 billion of future operating lease obligations as of March 31, 2023. We intend to continue financing our operating subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

Because our term loans, a promissory note, bonds, mortgages and lease obligations are fixed expenses and secured by specific assets, and because our revolving loan obligations are secured by virtually all of our assets, if reimbursement rates, patient acuity mix or occupancy levels decline, or if for any reason we are unable to meet our loan or lease obligations, we may not be able to cover our costs and some or all of our assets may become at risk. Our ability to make payments of principal and interest on our indebtedness and to make lease payments on our operating leases depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operating subsidiaries, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt or to make lease payments on our operating leases, we may be required, among other things, to seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets, reduce or delay planned capital expenditures or delay or abandon desirable acquisitions. Such measures might not be sufficient to enable us to service our debt or to make lease payments on our operating leases. The failure to make required payments on our debt or operating leases or the delay or abandonment of our planned growth strategy could result in an adverse effect on our future ability to generate revenue and sustain profitability. In addition, any such financing, refinancing or sale of assets might not be available on terms that are economically favorable to us, or at all.
Move-in and occupancy rates may remain unpredictable even after the COVID-19 pandemic is over.

Occupancy levels at SNFs are likely to remain vulnerable to the effects of COVID-19 even after the pandemic is over. Facilities experiencing decreases in move-in rates cite resident or family member concerns as the basis for such decreases. These and other similar concerns may continue to impact our ability to attract new residents and our ability to retain existing residents.
A housing downturn could decrease demand for senior living services.
Seniors often use the proceeds of home sales to fund their admission to senior living facilities. A downturn in the housing markets, including reductions in sales prices caused by increasing mortgage interest rates, economic uncertainty, recession, or a reduction in activity in the market for residential real estate, could adversely affect seniors’ ability to afford our resident fees and entrance fees. If national or local housing markets enter a persistent decline, our occupancy rates, revenues, results of operations and cash flow could be negatively impacted.
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

Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including U.S. treasury securities. As a result of the uncertain domestic and global political, economic, credit and financial market conditions, including the significant increases in the federal funds rate since 2021, an increase in the Consumer Price Index of 7% in 2021, which has continued at a comparable rate of 6.5% for 2022, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Given that future deterioration in the U.S. and global credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our cash, cash equivalents, or investments will not occur. Uncertainty surrounding the trading market for U.S. government securities or impairment of the U.S. government's ability to satisfy its obligations under such treasury securities could impact the liquidity or valuation of our current portfolio of cash, cash equivalents, and investments, a substantial portion of which were invested in U.S. treasury securities. Further, continued domestic and international political uncertainty, along with credit, and financial market uncertainty, may make it difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
The continued use and growth of managed care organizations (MCOs) may contribute to delays or reductions in our reimbursement, including Managed Medicaid.
In forty-one states, including some of the largest where we operate, state Medicaid benefits are administered through MCOs. Typically, these MCOs manage commercial health and federal Medicare Advantage benefits under a managed care contract. Nationally, MCOs cover approximately 57 million and 30 million Medicaid and Medicare Advantage beneficiaries, respectively. MCOs may be more aggressive than state Medicaid and federal Medicare agencies in denying claims or seeking recoupment of payments so that their services under these managed contracts are profitable. The additional steps created by the use of MCOs in disbursement of funds creates more risk of delayed, reduced, or recouped payments for our independent operating subsidiaries, and additional avenues for risks that include fines and other sanctions, including suspension or exclusion from participation in various programs.
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

If Standard Bearer fails to qualify or remain qualified as a REIT, it will be subject to U.S. federal income tax as a regular corporation and could face substantial tax liability

Standard Bearer currently operates, and intends to continue to operate, in a manner that will allows it to qualify to be taxed as a REIT for U.S. federal income tax purposes. Standard Bearer intends to elect to be taxed as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2022.

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

Item 6.        EXHIBITS

EXHIBIT INDEX

Exhibit	Description

3.1	Fifth Amended and Restated Certificate of Incorporation of The Ensign Group, Inc., filed with the Delaware Secretary of State on November 15, 2007 (attached as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33757) filed with the SEC on December 21, 2007)

3.2	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of The Ensign Group, Inc., filed with the Delaware Secretary of State on February 4, 2020 (attached as Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-33757) filed with the SEC on February 5, 2020)

3.3	Amendment to the Amended and Restated Bylaws, dated August 5, 2014 (attached as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-33757) filed with the SEC on August 8, 2014)

3.4	Amended and Restated Bylaws of The Ensign Group, Inc. (attached as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33757) filed with the SEC on December 21, 2007)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ENSIGN GROUP, INC.

April 26, 2023	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer, Executive Vice President and Director (Principal Financial Officer and Accounting Officer and Duly Authorized Officer)