Form 10-Q
period 2023-06-30
ENSIGN GROUP, INC
filed 2023-07-27
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2023.
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
As of July 24, 2023, 56,200,853 shares of the registrant’s common stock, $0.001 par value, were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2023

PART I.
Item 1.        FINANCIAL STATEMENTS

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	June 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$419,974	$316,270
Accounts receivable—less allowance for doubtful accounts of $9,281 and $7,802 at June 30, 2023 and December 31, 2022, respectively	446,025	408,432
Investments—current	20,018	15,441
Prepaid expenses and other current assets	41,618	40,982
Total current assets	927,635	781,125
Property and equipment, net	1,008,744	992,010
Right-of-use assets	1,771,936	1,450,995
Insurance subsidiary deposits and investments	85,770	67,652
Deferred tax assets	39,596	39,643
Restricted and other assets	35,534	37,291
Intangible assets, net	6,272	6,437
Goodwill	76,869	76,869
TOTAL ASSETS	$3,952,356	$3,452,022
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$78,207	$77,087
Accrued wages and related liabilities	287,173	289,810
Lease liabilities—current	78,733	65,796
Accrued self-insurance liabilities—current	49,907	48,187
Other accrued liabilities	121,086	97,309
Current maturities of long-term debt	3,883	3,883
Total current liabilities	618,989	582,072
Long-term debt—less current maturities	147,401	149,269
Long-term lease liabilities—less current portion	1,657,782	1,355,113
Accrued self-insurance liabilities—less current portion	92,794	83,495
Other long-term liabilities	41,997	33,273
TOTAL LIABILITIES	$2,558,963	$2,203,222

Commitments and contingencies (Notes 15, 17 and 19)

EQUITY
Ensign Group, Inc. stockholders' equity:
Common stock: $0.001 par value; 150,000, 59,583 and 56,193 shares authorized, shares issued and outstanding at June 30, 2023, respectively, and 100,000, 59,029 and 55,661 shares authorized, shares issued and outstanding at December 31, 2022, respectively	60	59
Additional paid-in capital	440,532	415,560
Retained earnings	1,063,738	946,339
Common stock in treasury, at cost, 3,390 and 3,368 shares at June 30, 2023 and December 31, 2022, respectively	(116,555)	(114,626)
Total Ensign Group, Inc. stockholders' equity	1,387,775	1,247,332
Non-controlling interest	5,618	1,468
Total equity	$1,393,393	$1,248,800
TOTAL LIABILITIES AND EQUITY	$3,952,356	$3,452,022
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(In thousands, except per share data)
REVENUE
Service revenue	$916,101	$728,347	$1,798,019	$1,437,503
Rental revenue	5,244	4,139	10,167	8,428
TOTAL REVENUE	$921,345	$732,486	$1,808,186	$1,445,931
Expense:
Cost of services	722,685	563,641	1,419,011	1,119,282
Rent—cost of services	49,760	37,228	96,397	72,990
General and administrative expense	53,430	38,527	105,321	76,783
Depreciation and amortization	17,596	14,858	34,708	29,534
TOTAL EXPENSES	843,471	654,254	1,655,437	1,298,589
Income from operations	77,874	78,232	152,749	147,342
Other income (expense):
Interest expense	(2,023)	(2,688)	(4,059)	(4,756)
Other income (expense)	5,202	(2,587)	10,745	(3,403)
Other income (expense), net	3,179	(5,275)	6,686	(8,159)
Income before provision for income taxes	81,053	72,957	159,435	139,183
Provision for income taxes	16,963	15,154	35,376	31,292
NET INCOME	64,090	57,803	124,059	107,891
Less:
Net income (loss) attributable to noncontrolling interests	97	112	214	(140)
Net income attributable to The Ensign Group, Inc.	$63,993	$57,691	$123,845	$108,031

NET INCOME PER SHARE ATTRIBUTABLE TO THE ENSIGN GROUP INC.
Basic	$1.15	$1.05	$2.23	$1.97
Diluted	$1.12	$1.01	$2.17	$1.90
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	55,611	54,906	55,456	54,788
Diluted	57,260	56,853	57,190	56,862
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
BALANCE - JANUARY 1, 2023	55,661	$59	$415,560	$946,339	3,368	$(114,626)	$1,468	$1,248,800
Issuance of common stock to employees and directors resulting from the exercise of stock options	145	1	2,653	—	—	—	—	2,654
Issuance of restricted stock, net of forfeitures	102	—	5,068	—	—	—	—	5,068
Shares of common stock used to satisfy tax withholding obligations	(1)	—	—	—	1	(20)	—	(20)
Dividends declared ($0.0575 per share)	—	—	—	(3,215)	—	—	—	(3,215)
Employee stock award compensation	—	—	6,573	—	—	—	—	6,573
Acquisition of noncontrolling interest shares	—	—	(77)	—	—	—	—	(77)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	117	117
Noncontrolling interests attributable to subsidiary equity plan	—	—	6	—	—	—	(4)	2
Net income attributable to the Ensign Group, Inc.	—	—	—	59,852	—	—	—	59,852
BALANCE - MARCH 31, 2023	55,907	$60	$429,783	$1,002,976	3,369	$(114,646)	$1,581	$1,319,754
Issuance of common stock to employees and directors resulting from the exercise of stock options	253	—	5,905	—	—	—	—	5,905
Issuance of restricted stock, net of forfeitures	54	—	—	—	—	—	—	—
Shares of common stock used to satisfy tax withholding obligations	(21)	—	—	—	21	(1,909)	—	(1,909)
Dividends declared ($0.0575 per share)	—	—	—	(3,231)	—	—	—	(3,231)
Employee stock award compensation	—	—	8,881	—	—	—	—	8,881
Acquisition of noncontrolling interest shares	—	—	(100)	—	—	—	—	(100)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	97	97
Noncontrolling interests attributable to subsidiary equity plan	—	—	(3,937)	—	—	—	3,940	3
Net income attributable to the Ensign Group, Inc.	—	—	—	63,993	—	—	—	63,993
BALANCE - JUNE 30, 2023	56,193	$60	$440,532	$1,063,738	3,390	$(116,555)	$5,618	$1,393,393

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
BALANCE - JANUARY 1, 2022	55,190	$58	$369,760	$733,992	2,944	$(83,042)	$946	$1,021,714
Issuance of common stock to employees and directors resulting from the exercise of stock options	147	—	2,768	—	—	—	—	2,768
Issuance of restricted stock, net of forfeitures	104	—	5,241	—	—	—	—	5,241
Shares of common stock used to satisfy tax withholding obligations	—	—	—	—	—	(15)	—	(15)
Dividends declared ($0.0550 per share)	—	—	—	(3,042)	—	—	—	(3,042)
Employee stock award compensation	—	—	5,167	—	—	—	—	5,167
Repurchase of common stock (Note 20)	(133)	—	—	—	133	(9,882)	—	(9,882)
Acquisition of noncontrolling interest shares	—	—	245	—	—	—	(271)	(26)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(252)	(252)
Net income attributable to the Ensign Group, Inc.	—	—	—	50,340	—	—	—	50,340
BALANCE - MARCH 31, 2022	55,308	$58	$383,181	$781,290	3,077	$(92,939)	$423	$1,072,013
Issuance of common stock to employees and directors resulting from the exercise of stock options	223	—	3,303	—	—	—	—	3,303
Issuance of restricted stock, net of forfeitures	38	—	—	—	—	—	—	—
Shares of common stock used to satisfy tax withholding obligations	(20)	—	—	—	20	(1,687)	—	(1,687)
Dividends declared ($0.0550 per share)	—	—	—	(3,040)	—	—	—	(3,040)
Employee stock award compensation	—	—	5,616	—	—	—	—	5,616
Repurchase of common stock (Note 20)	(271)	—	—	—	271	(20,000)	—	(20,000)
Issuance of noncontrolling interests through subsidiary equity plan	—	—	6,693	—	—	—	—	6,693
Net income attributable to noncontrolling interest	—	—	—	—	—	—	112	112
Distribution to noncontrolling interest holder	—	—	—	—	—	—	(8)	(8)
Net income attributable to the Ensign Group, Inc.	—	—	—	57,691	—	—	—	57,691
BALANCE - JUNE 30, 2022	55,278	$58	$398,793	$835,941	3,368	$(114,626)	$527	$1,120,693

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$124,059	$107,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,708	29,534
Amortization of deferred financing fees	536	505
Non-cash leasing arrangement	481	240
Write-off of deferred financing fees	—	566
Deferred income taxes	47	264
Provision for doubtful accounts	2,250	2,169
Stock-based compensation	15,454	10,783
Cash received from insurance proceeds	750	—
Gain on sale of assets	—	(2,567)
(Gain)/loss on insurance claims, legal adjustments and asset disposals	(1,567)	4,474
Change in operating assets and liabilities
Accounts receivable	(39,433)	(12,852)
Prepaid income taxes	4,186	(10,884)
Prepaid expenses and other assets	(516)	(3,996)
Cash surrender value of life insurance policy premiums	(12,132)	(5,621)
Deferred compensation liability	12,170	5,617
Operating lease obligations	(6,411)	(547)
Accounts payable	1,020	2,197
Accrued wages and related liabilities	(991)	(5,162)
Income taxes payable	25,240	—
Other accrued liabilities	(578)	(7,471)
Accrued self-insurance liabilities	8,832	14,696
Other long-term liabilities	(23)	(23)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$168,082	$129,813
Cash flows from investing activities:
Purchase of property and equipment	(51,614)	(37,082)
Cash payments for business acquisitions (Note 8)	—	(16,400)
Cash payments for asset acquisitions (Note 8)	(399)	(17,492)
Escrow deposits	(1,202)	(15,571)
Cash from insurance proceeds	913	653
Cash proceeds from the sale of assets	18	7,665
Purchases of investments	(18,425)	(3,518)
Maturities of investments	7,862	4,780
Other restricted assets	412	369
NET CASH USED IN INVESTING ACTIVITIES	$(62,435)	$(76,596)

Cash flows from financing activities:
Proceeds from debt (Note 15)	—	211
Payments on debt (Note 15)	(1,958)	(1,921)
Issuance of common stock upon exercise of options	8,559	6,071
Repurchase of shares of common stock to satisfy tax withholding obligations	(1,929)	(1,702)
Repurchase of shares of common stock (Note 20)	—	(29,882)
Dividends paid	(6,415)	(6,077)
Proceeds from sale of subsidiary shares (Note 6)	—	6,693
Non-controlling interest distribution	(4)	(8)
Purchase of non-controlling interest	(177)	(26)
Payments of deferred financing costs	(19)	(3,197)

NET CASH USED IN FINANCING ACTIVITIES	$(1,943)	$(29,838)
Net increase in cash and cash equivalents	103,704	23,379
Cash and cash equivalents beginning of period	316,270	262,201
Cash and cash equivalents end of period	$419,974	$285,580

	Six Months Ended June 30,
(In thousands)	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$3,534	$3,950
Income taxes	$6,030	$41,905
Lease liabilities	$95,938	$72,919
Non-cash financing and investing activity
Accrued capital expenditures	$5,000	$3,800
Right-of-use assets obtained in exchange for new and modified operating lease obligations	$352,131	$194,342

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, shares and options in thousands, except per share data)
1. DESCRIPTION OF BUSINESS
The Company — The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company's independent operating subsidiaries provide health care services across the post-acute care continuum and engage in the ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare-related properties and other ancillary businesses. As of June 30, 2023, the Company's independent operating subsidiaries operated 290 facilities and other ancillary operations located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. The Company's independent operating subsidiaries have a collective capacity of approximately 29,900 operational skilled nursing beds and 3,000 senior living units. As of June 30, 2023, the Company's independent operating subsidiaries operated 211 facilities under long-term lease arrangements, and had options to purchase 11 of those 211 facilities. The Company's real estate portfolio includes 108 owned real estate properties, which included 79 facilities operated and managed by the Company's independent operating subsidiaries, 29 senior living operations leased to and operated by The Pennant Group, Inc. (Pennant) as part of the spin-off transaction that occurred in 2019, and the Service Center location. Of those 29 senior living operations, one is located on the same real estate property as a skilled nursing facility that the Company owns and operates.
Certain of the Company’s wholly owned independent subsidiaries, collectively referred to as the Service Center, provide specific accounting, payroll, human resources, information technology, legal, risk management and other centralized services to the other operating subsidiaries through contractual relationships with such subsidiaries. The Company also has a wholly owned captive insurance subsidiary that provides some claims-made coverage to the Company’s operating subsidiaries for general and professional liabilities, as well as coverage for certain workers’ compensation insurance liabilities.
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
Each of the Company's affiliated operations are operated by separate, wholly owned, independent subsidiaries that have their own management, employees and assets. References herein to the consolidated “Company” and “its” assets and activities in this Quarterly Report is not meant to imply, nor should it be construed as meaning that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the subsidiaries, are operated by The Ensign Group, Inc.
Other Information — The accompanying condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 (collectively, the Interim Financial Statements) are unaudited. Certain information and note disclosures normally included in the annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2022 which are included in the Company’s Annual Report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The Company is the sole member or stockholder of various consolidated limited liability companies and corporations established to operate various acquired skilled nursing operations, senior living operations and related ancillary services. All intercompany transactions and balances have been eliminated in consolidation. The Company presents noncontrolling interests within the equity section of its condensed consolidated balance sheets and the amount of consolidated net income that is attributable to The Ensign Group, Inc. and the noncontrolling interests in its condensed consolidated statements of income.
The Interim Financial Statements include the accounts of all entities controlled by the Company through its ownership of a majority voting interest.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Estimates and Assumptions — The preparation of the Interim Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Interim Financial Statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Company’s Interim Financial Statements relate to revenue, acquired property and equipment, intangible assets and goodwill, right-of-use assets, impairment of long-lived assets, lease liabilities, general and professional liabilities, workers' compensation and healthcare claims included in accrued self-insurance liabilities and income taxes. Actual results could differ from those estimates.
Fair Value of Financial Instruments —The Company’s financial instruments consist principally of cash and cash equivalents, debt security investments, accounts receivable, insurance subsidiary deposits, deferred compensation investment funds, equity investments, accounts payable and borrowings. The Company believes all of the financial instruments’ recorded values approximate fair values because of their nature or respective short durations.

Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. See Note 5., Fair Value Measurements for additional information.
Service Revenue Recognition — The Company recognizes revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606). The Company's service revenue is derived primarily from providing healthcare services to its patients. Revenue is recognized when services are provided to patients at the amount that reflects the consideration that the Company expects to be entitled from patients and third-party payors, including Medicaid, Medicare and insurers (private and Medicare replacement plans), in exchange for providing patient care. The healthcare services provided pursuant to skilled patient contracts include routine services in exchange for a contractual agreed-upon amount or rate. Routine services are treated as a single performance obligation satisfied over time as services are rendered. As such, patient care services represent a bundle of services that are not capable of being distinct. Additionally, there may be ancillary services that are not included in the daily rates for routine services, but instead are treated as separate performance obligations satisfied at a point in time, if and when those services are rendered.

Revenue recognized from healthcare services are adjusted for estimates of variable consideration to arrive at the transaction price. The Company determines the transaction price based on contractually agreed-upon amounts or rate on a per day basis, adjusted for estimates of variable consideration. The Company uses the expected value method in determining the variable component that should be used to arrive at the transaction price, using contractual agreements and historical reimbursement experience within each payor type. The amount of variable consideration that is included in the transaction price may be constrained, and is included in net revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would affect net revenue in the period such variances become known.
Rental Revenue Recognition — The Company's rental revenues are primarily generated by leasing healthcare-related properties through triple-net lease arrangements, under which the tenant is solely responsible for the costs related to the property. Revenue for operating leases is recognized on a straight-line basis over the lease term when collectability of all minimum lease payments is probable in accordance with FASB ASC Topic 842, Leases (ASC 842). The Company has elected the single component practical expedient, which allows a lessor, by class of underlying asset, not to allocate the total consideration to the lease and non-lease components based on their relative stand-alone selling prices where certain criteria are met.

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
Leases and Leasehold Improvements — The Company leases skilled nursing facilities, senior living facilities and commercial office space. The Company determines if an arrangement is a lease and performs an evaluation to determine whether the lease should be classified as an operating or finance lease at the inception of the lease. As of June 30, 2023, the Company has one financing lease that is not material to the condensed consolidated balance sheets. Rights and obligations of these leases are included as right-of-use assets, current lease liabilities and long-term lease liabilities on the Company's condensed consolidated balance sheets. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of future lease payments. The Company utilized a third-party valuation specialist to assist in estimating the incremental borrowing rate.
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
The Company subleases skilled nursing facilities to third-party operators and considers the subleases to be separate contracts because the Company is not relieved of its primary obligation under its operating lease. The rental income from third-parties related to these subleases is presented on a gross basis from the rent expense associated with the Company's lease obligations and is not material to the condensed consolidated statements of income.
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and determined there was no impairment during the three and six months ended June 30, 2023 and 2022.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances indicate that its carrying value may not be recoverable. The Company performs its annual test for impairment during the fourth quarter of each year. Management has evaluated its intangible assets and determined there was no impairment during the three and six months ended June 30, 2023 and 2022.
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
The Company’s policy is to accrue amounts equal to the actuarial estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued general liability and professional malpractice liabilities on an undiscounted basis, net of anticipated insurance recoveries, were $87,521 and $79,781 as of June 30, 2023 and December 31, 2022, respectively.
The Company’s operating subsidiaries are self-insured for workers’ compensation liabilities in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual specific excess insurance coverage that insures individual claims that exceed $625 per occurrence. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 per occurrence. The Company’s operating subsidiaries in all other states, with the exception of Washington, are under a loss sensitive plan that insures individual claims that exceed $350 per occurrence. In the state of Washington, the Company is self-insured and has purchased individual specific excess insurance coverage that insures individual claims that exceed $500 per occurrence. For all of the self-insured plans and retention, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $27,918 and $27,301 as of June 30, 2023 and December 31, 2022, respectively.
In addition, the Company has recorded an asset and corresponding liability of $12,699 and $10,512 as of June 30, 2023 and December 31, 2022, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis. See Note 12, Restricted and Other Assets.
The Company self-funds medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $525 for each covered person for fiscal year 2023. As of June 30, 2023 and December 31, 2022, the Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $14,563 and $14,088, respectively.

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
3. REVENUE AND ACCOUNTS RECEIVABLE
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

Revenue from the Medicare and Medicaid programs accounted for 73.1% and 73.2% for the three and six months ended June 30, 2023, respectively, and 73.4% for both the three and six months ended June 30, 2022. Settlements with Medicare and Medicaid payors for retroactive adjustments due to audits and reviews are considered variable consideration and are included in the determination of the estimated transaction price. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity. Consistent with healthcare industry practices, any changes to these revenue estimates are recorded in the period the change or adjustment becomes known based on the final settlement. The Company recorded adjustments to revenue which were not material to the Company's revenue for the three and six months ended June 30, 2023 and 2022.

Service revenue for the three and six months ended June 30, 2023 and 2022 is summarized in the following tables:

	Three Months Ended June 30,
	2023		2022
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid(1)	$359,781	39.3%	$294,128	40.4%
Medicare	248,081	27.1	190,494	26.2
Medicaid — skilled	62,015	6.7	49,763	6.8
Total Medicaid and Medicare	669,877	73.1	534,385	73.4
Managed care	161,101	17.6	128,587	17.7
Private and other(2)	85,123	9.3	65,375	8.9
SERVICE REVENUE	$916,101	100.0%	$728,347	100.0%
(1) Medicaid payor includes revenue for senior living operations and revenue related to state relief funding.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services.

	Six Months Ended June 30,
	2023		2022
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid(1)	$700,045	38.9%	$560,476	39.0%
Medicare	495,804	27.6	398,905	27.7
Medicaid — skilled	119,942	6.7	95,712	6.7
Total Medicaid and Medicare	1,315,791	73.2	1,055,093	73.4
Managed care	317,764	17.7	256,373	17.8
Private and other(2)	164,464	9.1	126,037	8.8
SERVICE REVENUE	$1,798,019	100.0%	$1,437,503	100.0%
(1) Medicaid payor includes revenue for senior living operations and revenue related to state relief funding.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services.
In addition to the service revenue above, the Company's rental revenue derived from triple-net lease arrangements with third parties is $5,244 and $10,167, respectively, for the three and six months ended June 30, 2023 and $4,139 and $8,428, respectively, for the three and six months ended June 30, 2022.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenues from these additional payments are recognized in accordance with ASC 606, subject to variable consideration constraints. In certain operations where the Company received additional payments that exceeded expenses incurred related to the specific qualifiers, and additional expenses are required for recognition. Accordingly, the amount of state relief revenue recognized is limited to the actual related expenses incurred. As of June 30, 2023 and December 31, 2022, the Company had $1,034 and $1,001 in unapplied state relief funds, respectively. During the three and six months ended June 30, 2023, the Company received $17,580 and $44,844 in state relief funding and recognized $18,453 and $44,811, respectively, as revenue. During the three and six months ended June 30, 2022, the Company received $27,345 and $44,662 in state relief funding and recognized $24,489 and $42,088, respectively, as revenue.
Balance Sheet Impact
Included in the Company’s condensed consolidated balance sheets are contract balances, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company had no material contract liabilities and contract assets as of June 30, 2023 and December 31, 2022, or activity during the three and six months ended June 30, 2023 and 2022.

Accounts receivable as of June 30, 2023 and December 31, 2022, is summarized in the following table:

	June 30, 2023	December 31, 2022
Medicaid	$173,443	$157,878
Managed care	107,376	95,940
Medicare	77,717	76,526
Private and other payors	96,770	85,890
	455,306	416,234
Less: allowance for doubtful accounts	(9,281)	(7,802)
ACCOUNTS RECEIVABLE, NET	$446,025	$408,432
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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NUMERATOR:
Net income	$64,090	$57,803	$124,059	$107,891
Less: net income (loss) attributable to noncontrolling interests	97	112	214	(140)
Net income attributable to The Ensign Group, Inc.	$63,993	$57,691	$123,845	$108,031

DENOMINATOR:
Weighted average shares outstanding for basic net income per share	55,611	54,906	55,456	54,788
Basic net income per common share:	$1.15	$1.05	$2.23	$1.97

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NUMERATOR:
Net income	$64,090	$57,803	$124,059	$107,891
Less: net income (loss) attributable to noncontrolling interests	97	112	214	(140)
Net income attributable to The Ensign Group, Inc.	$63,993	$57,691	$123,845	$108,031

DENOMINATOR:
Weighted average common shares outstanding	55,611	54,906	55,456	54,788
Plus: incremental shares from assumed conversion (1)	1,649	1,947	1,734	2,074
Adjusted weighted average common shares outstanding	57,260	56,853	57,190	56,862
Diluted net income per common share:	$1.12	$1.01	$2.17	$1.90
(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 1,419 and 1,317 for the three and six months ended June 30, 2023, respectively, and 789 and 697 for the three and six months ended June 30, 2022, respectively.
5. FAIR VALUE MEASUREMENTS

The Company's financial assets include the captive insurance subsidiary's deposits and investments designated to support long-term insurance subsidiary liabilities and are carried at a cost basis of $59,417 and $53,924 as of June 30, 2023 and December 31, 2022, respectively. Also included are contracts insuring the lives of certain employees who are eligible to participate in non-qualified deferred compensation plans that are held in a rabbi trust. The cash surrender value of these contracts is based on funds that shadow the investment allocations specified by participants in the deferred compensation plan. As of June 30, 2023, and December 31, 2022, the adjusted cost basis of the investment funds was $37,276 and $25,144, respectively.

As of June 30, 2023 and December 31, 2022, the cost basis of the Company's financial assets included in the captive insurance subsidiary's investments and deferred compensation plan investment funds are considered to approximate the fair value of these financial assets and are derived using Level 2 inputs. Additionally, the Company has other investments where the fair value is derived using Level 3 inputs which are not material. The Company believes its investments that were in an unrealized loss position as of June 30, 2023 and December 31, 2022 do not require an allowance for expected credit losses, nor has any event occurred through the filing date of this report that would indicate differently.

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
6. STANDARD BEARER
Standard Bearer's real estate portfolio consists of 103 of the Company's 108 owned real estate properties, of which 75 are operated and managed by the Company and 29 are leased to and operated by Pennant. Of those 29 senior living operations, one is located on the same real estate property as a skilled nursing facility that the Company owns and operates. Standard Bearer intends to qualify and elect to be taxed as a REIT, for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2022. Standard Bearer did not have any real estate acquisitions during the six months ended June 30, 2023. During the six months ended June 30, 2022, Standard Bearer acquired the real estate of two skilled nursing facilities for a purchase price of $17,412. Refer to Note 8, Operation Expansions, for additional information.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intercompany master lease agreements
Certain of the Company's operating subsidiaries and the 75 Standard Bearer subsidiaries entered into five "triple-net" master lease agreements (collectively, the Standard Bearer Master Leases). The lease periods range from 15 to 19 years with three five-year renewal options beyond the initial term, on the same terms and conditions. The rent structure under the Standard Bearer Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the operating subsidiaries are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties; (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Rental revenue generated from Ensign affiliated operations was $16,128 and $32,059, respectively, for the three and six months ended June 30, 2023 and $13,894 and $27,319, respectively, for the three and six months ended June 30, 2022.
Intercompany management agreement
Standard Bearer has no employees. The Service Center provides personnel and services to Standard Bearer pursuant to the management agreement between Standard Bearer and the Service Center. The management agreement provides for a base management fee that is equal to 5% of total rental revenue and an incentive management fee that is equal to 5% of funds from operations (FFO) and is capped at 1% of total rental revenue, for a total of 6%. Management fee generated between Standard Bearer and the Service Center for the three and six months ended June 30, 2023 was $1,195 and $2,377, respectively. Management fees generated between Standard Bearer and the Service Center for the three and six months ended June 30, 2022 was $1,056 and $2,078, respectively.
Intercompany debt arrangements

Standard Bearer obtains its funding through various sources including operating cash flows, access to debt arrangements and intercompany loans. The intercompany debt arrangements include mortgage loans and the Credit Facility to fund acquisitions and working capital needs. The interest rate under the Amended Credit Agreement is a base rate plus a margin ranging from 0.25% to 1.25% per annum or SOFR plus a margin range from 1.25% to 2.25% per annum.

In addition, as the Department of Housing and Urban Development (HUD) mortgage loans and promissory note are entered into by real estate subsidiaries of Standard Bearer, the interest expense incurred from these debts are included in Standard Bearer's segment income. Refer to Note 15, Debt, for additional information related to these debts.
Equity Instrument Denominated in the Shares of a Subsidiary
As part of the formation of Standard Bearer in January of 2022, the Company established the Standard Bearer Healthcare REIT, Inc. 2022 Omnibus Incentive Plan (Standard Bearer Equity Plan). The Company may grant stock options and restricted stock awards under the Standard Bearer Equity Plan to employees and management of Ensign's affiliated subsidiaries. These awards generally vest over a period of five years or upon the occurrence of certain prescribed events. The value of the stock options and restricted stock awards is tied to the value of the common stock of Standard Bearer, which is determined based on an independent valuation of Standard Bearer. The awards can be put to Standard Bearer at various prescribed dates, which in no event is earlier than six months after vesting of the restricted awards or exercise of the stock options. The Company can also call the awards, generally upon employee termination. In the second quarter of 2022, Standard Bearer sold fully vested common shares from the Standard Bearer Equity Plan to shareholders for cash of $6,544. During the six months ended June 30, 2023 and 2022, the Company did not grant any stock options nor restricted shares under the Standard Bearer Equity Plan.
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

As of June 30, 2023, the skilled services segment includes 253 skilled nursing operations and 26 campus operations that provide both skilled nursing and rehabilitative care services and senior living services. The Company's Standard Bearer segment consists of 103 owned real estate properties.

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

The following tables set forth financial information for the segments:

	Three Months Ended June 30, 2023
	Skilled Services	Standard Bearer	All Other(1)	Intercompany Elimination	Total
Service revenue(2)	$884,200	$—	$35,535	$(3,634)	$916,101
Rental revenue(3)	—	19,914	2,819	(17,489)	5,244
TOTAL REVENUE	$884,200	$19,914	$38,354	$(21,123)	$921,345
Segment income (loss)	117,008	7,133	(42,988)	—	81,153
Loss on real estate insurance recoveries					(100)
Income before provision for income taxes					$81,053
Depreciation and amortization	9,417	6,133	2,046	—	17,596
Interest expense(4)	$—	$4,575	$304	$(2,856)	$2,023
(1) All Other primarily includes all ancillary operations, stand-alone senior living operations and the Service Center.
(2) Intercompany service revenue represents service revenue generated by ancillary operations provided to the Company's affiliated wholly owned healthcare facilities and management service revenue generated by the Service Center with Standard Bearer. Intercompany service revenue is eliminated in consolidation along with corresponding intercompany cost of service.
(3) All Other rental revenue includes rental revenue associated with the Company's subleases to third parties of $1,063 for the three months ended June 30, 2023. Intercompany rental revenue represents rental income generated by both Standard Bearer and other real estate properties with the Company's affiliated wholly owned healthcare facilities. Intercompany rental revenue is eliminated in consolidation along with corresponding intercompany rent expense.
(4) Included in interest expense in Standard Bearer is interest expense incurred from intercompany debt arrangements between Standard Bearer and The Ensign Group, Inc. Intercompany interest expense is eliminated in the "Intercompany Elimination" column.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended June 30, 2022
	Skilled Services	Standard Bearer	All Other (1)	Intercompany Elimination	Total
Service revenue(2)	$702,478	$—	$28,787	$(2,918)	$728,347
Rental revenue(3)	—	17,598	1,832	(15,291)	4,139
TOTAL REVENUE	$702,478	$17,598	$30,619	$(18,209)	$732,486
Segment income (loss)	102,266	6,838	(38,614)	—	70,490
Gain on sale of assets					2,467
Income before provision for income taxes					$72,957
Depreciation and amortization	8,113	5,216	1,529	—	14,858
Interest expense(4)	$—	$3,743	$889	$(1,944)	$2,688
(1) All Other primarily includes all ancillary operations, stand-alone senior living operations and the Service Center.
(2) Intercompany service revenue represents service revenue generated by ancillary operations provided to the Company's affiliated wholly owned healthcare facilities and management service revenue generated by the Service Center with Standard Bearer. Intercompany service revenue is eliminated in consolidation along with corresponding intercompany cost of service.
(3) Intercompany rental revenue represents rental income generated by both Standard Bearer and other real estate properties with the Company's affiliated wholly owned healthcare facilities. Intercompany rental revenue is eliminated in consolidation along with corresponding intercompany rent expense.
(4) Included in interest expense in Standard Bearer is interest expense incurred from intercompany debt arrangements between Standard Bearer and The Ensign Group, Inc. Intercompany interest expense is eliminated in the "Intercompany Elimination" column.

	Six Months Ended June 30, 2023
	Skilled Services	Standard Bearer	All Other (1)	Intercompany Elimination	Total
Service revenue(2)	$1,735,123	$—	$70,068	$(7,172)	$1,798,019
Rental revenue(3)	—	39,631	5,382	(34,846)	10,167
TOTAL REVENUE	$1,735,123	$39,631	$75,450	$(42,018)	$1,808,186
Segment income (loss)	230,353	14,352	(85,170)	—	159,535
Loss on real estate insurance recoveries					(100)
Income before provision for income taxes					$159,435
Depreciation and amortization	18,481	12,099	4,128	—	34,708
Interest expense(4)	$—	$9,144	$615	$(5,700)	$4,059
(1) All Other primarily includes all ancillary operations, stand-alone senior living operations and the Service Center.
(2) Intercompany service revenue represents service revenue generated by ancillary operations provided to the Company's affiliated wholly owned healthcare facilities and management service revenue generated by the Service Center with Standard Bearer. Intercompany service revenue is eliminated in consolidation along with corresponding intercompany cost of service.
(3) All Other rental revenue includes rental revenue associated with the Company's subleases to third parties of $1,771 for the six months ended June 30, 2023. Intercompany rental revenue represents rental income generated by both Standard Bearer and other real estate properties with the Company's affiliated wholly owned healthcare facilities. Intercompany rental revenue is eliminated in consolidation along with corresponding intercompany rent expense.
(4) Included in interest expense in Standard Bearer is interest expense incurred from intercompany debt arrangements between Standard Bearer and The Ensign Group, Inc. Intercompany interest expense is eliminated in the "Intercompany Elimination" column.

	Six Months Ended June 30, 2022
	Skilled Services	Standard Bearer	All Other (1)	Intercompany Elimination	Total
Service revenue(2)	$1,389,249	$—	$54,254	$(6,000)	$1,437,503
Rental revenue(3)	—	34,791	3,695	(30,058)	8,428
TOTAL REVENUE	$1,389,249	$34,791	$57,949	$(36,058)	$1,445,931
Segment income (loss)	200,522	13,738	(77,544)	—	136,716
Gain on sale of assets					2,467
Income before provision for income taxes					$139,183
Depreciation and amortization	16,014	10,237	3,283	—	29,534
Interest expense	$—	$7,305	$1,247	$(3,796)	$4,756

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1) All Other primarily includes all ancillary operations, stand-alone senior living operations and the Service Center.
(2) Intercompany service revenue represents service revenue generated by ancillary operations provided to the Company's affiliated wholly owned healthcare facilities and management service revenue generated by the Service Center with Standard Bearer. Intercompany service revenue is eliminated in consolidation along with corresponding intercompany cost of service.
(3) Intercompany rental revenue represents rental income generated by both Standard Bearer and other real estate properties with the Company's affiliated wholly owned healthcare facilities. Intercompany rental revenue is eliminated in consolidation along with corresponding intercompany rent expense.
(4) Included in interest expense in Standard Bearer is interest expense incurred from intercompany debt arrangements between Standard Bearer and The Ensign Group, Inc. Intercompany interest expense is eliminated in the "Intercompany Elimination" column.

Service revenue by major payor source were as follows:

	Three Months Ended June 30, 2023
	Skilled Services	Other Service Revenue	Total Service Revenue	Revenue %
Medicaid(1)	$352,380	$7,401	$359,781	39.3%
Medicare	248,081	—	248,081	27.1
Medicaid-skilled	62,015	—	62,015	6.7
Subtotal	662,476	7,401	669,877	73.1
Managed care	161,101	—	161,101	17.6
Private and other(2)	60,623	24,500	85,123	9.3
TOTAL SERVICE REVENUE	$884,200	$31,901	$916,101	100.0%
(1) Medicaid payor includes revenue generated from senior living operations and revenue related to state relief funding.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services.

	Three Months Ended June 30, 2022
	Skilled Services	Other Service Revenue	Total Service Revenue	Revenue %
Medicaid(1)	$287,827	$6,301	$294,128	40.4%
Medicare	190,494	—	190,494	26.2
Medicaid-skilled	49,763	—	49,763	6.8
Subtotal	528,084	6,301	534,385	73.4
Managed care	128,587	—	128,587	17.7
Private and other(2)	45,807	19,568	65,375	8.9
TOTAL SERVICE REVENUE	$702,478	$25,869	$728,347	100.0%
(1) Medicaid payor includes revenue generated from senior living operations and revenue related to state relief funding.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services.

	Six Months Ended June 30, 2023
	Skilled Services	Other Service Revenue	Total Service Revenue	Revenue %
Medicaid(1)	$685,825	$14,220	$700,045	38.9%
Medicare	495,804	—	495,804	27.6
Medicaid-skilled	119,942	—	119,942	6.7
Subtotal	1,301,571	14,220	1,315,791	73.2
Managed care	317,764	—	317,764	17.7
Private and other(2)	115,788	48,676	164,464	9.1
TOTAL SERVICE REVENUE	$1,735,123	$62,896	$1,798,019	100.0%
(1) Medicaid payor includes revenue generated from senior living operations and revenue related to state relief funding.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Six Months Ended June 30, 2022
	Skilled Services	Other Service Revenue	Total Service Revenue	Revenue %
Medicaid(1)	$549,414	$11,062	$560,476	39.0%
Medicare	398,905	—	398,905	27.7
Medicaid-skilled	95,712	—	95,712	6.7
Subtotal	1,044,031	11,062	1,055,093	73.4
Managed care	256,373	—	256,373	17.8
Private and other(2)	88,845	37,192	126,037	8.8
TOTAL SERVICE REVENUE	$1,389,249	$48,254	$1,437,503	100.0%
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
2023 Expansions
During the six months ended June 30, 2023, the Company expanded its operations through long-term leases, with the addition of 19 stand-alone skilled nursing operations. These new operations added a total of 1,764 operational skilled nursing beds operated by the Company's affiliated operating subsidiaries. The Company also invested in new ancillary services that are complementary to its existing businesses.
In connection with the new operations obtained through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction.
2022 Expansions
During the six months ended June 30, 2022, the Company expanded its operations and real estate portfolio through a combination of long-term leases and real estate purchases, with the addition of four stand-alone skilled nursing operations. Of these additions, two were related to purchases of real estate properties. In addition, the Company added five senior living operations that were transferred from Pennant, three of which are part of a campus operated by the Company's affiliated operating subsidiaries. These new operations added a total of 453 operational skilled nursing beds and 633 operational senior living units to be operated by the Company's affiliated operating subsidiaries. The aggregate purchase price for these expansions during the six months ended June 30, 2022 was $33,892.
In connection with the new operations obtained through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction.
The aggregate purchase price for the transactions that were classified as asset acquisitions during the six months ended June 30, 2022 was $17,492, consisting of real estate properties and indefinite-lived intangible assets. The remaining aggregate purchase price during the six months ended June 30, 2022 was concentrated in goodwill of $16,400 and accordingly, the transactions were classified as business combinations.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return. The operations added by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operations, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operating subsidiaries. The assets added during the six months ended June 30, 2023 were not material operations to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These additions have been included in the June 30, 2023 condensed consolidated balance sheets of the Company, and the operating results have been included in the condensed consolidated statements of operations of the Company since the date the Company gained effective control.
9. PROPERTY AND EQUIPMENT - NET
Property and equipment, net consists of the following:

	June 30, 2023	December 31, 2022
Land	$134,907	$134,864
Buildings and improvements	738,993	728,231
Leasehold improvements	162,023	150,903
Equipment	323,726	295,739
Furniture and fixtures	4,758	4,544
Construction in progress	17,989	17,521
	1,382,396	1,331,802
Less: accumulated depreciation	(373,652)	(339,792)
PROPERTY AND EQUIPMENT, NET	$1,008,744	$992,010
During the three months ended June 30, 2022, the Company completed the sale of assets for a sale price of $7,707 and recorded a gain of $2,567 included in the condensed consolidated statement of income.
10. INTANGIBLE ASSETS - NET

	Weighted Average Life (Years)	June 30, 2023			December 31, 2022

		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Assembled occupancy	0.3	$435	$(435)	$—	$435	$(388)	$47
Facility trade name	30.0	733	(427)	306	733	(415)	318
Customer relationships	18.4	4,582	(2,588)	1,994	4,582	(2,482)	2,100
TOTAL		$5,750	$(3,450)	$2,300	$5,750	$(3,285)	$2,465

During the three and six months ended June 30, 2023, amortization expense was $357 and $761, respectively, of which $298 and $596 was related to the amortization of right-of-use assets, respectively. During the three and six months ended June 30, 2022, amortization expense was $418 and $822, respectively, of which $288 and $577 was related to the amortization of right-of-use assets, respectively.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2023 (remainder)	$117
2024	234
2025	234
2026	234
2027	234
2028	234
Thereafter	1,013
$2,300

Other indefinite-lived intangible assets consist of the following:

	June 30, 2023	December 31, 2022
Trade name	$889	$889
Medicare and Medicaid licenses	3,083	3,083
TOTAL	$3,972	$3,972
11. GOODWILL

The Company anticipates that the majority of goodwill recognized will be fully deductible for tax purposes as of June 30, 2023. Provided that goodwill corresponds to the acquisition of a business and not merely the acquisition of real estate property, the Company's Standard Bearer segment appropriately does not carry a goodwill balance. The following table represents activity in goodwill by skilled service segment and "all other" category as of June 30, 2023 and December 31, 2022:

	Skilled Services	All Other	Total
Goodwill	$67,886	$8,983	$76,869

12. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

	June 30, 2023	December 31, 2022
Debt issuance costs, net	$3,326	$3,753
Long-term insurance losses recoverable asset	12,699	10,512
Capital improvement reserves with landlords and lenders	5,519	6,446
Deposits with landlords	2,651	2,527
Escrow deposits	1,202	—
Other	10,137	14,053
RESTRICTED AND OTHER ASSETS	$35,534	$37,291
Included in restricted and other assets as of June 30, 2023 and December 31, 2022 are anticipated insurance recoveries related to the Company's workers' compensation and general and professional liability claims that are recorded on a gross, rather than net, basis.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. OTHER ACCRUED LIABILITIES

Other accrued liabilities consists of the following:

	June 30, 2023	December 31, 2022
Quality assurance fee	$8,738	$7,701
Refunds payable	41,798	40,783
Resident advances	5,458	9,698
Unapplied state relief funds	1,034	1,001
Cash held in trust for patients	6,636	6,400
Dividends payable	3,231	3,201
Property taxes	8,727	10,926
Income tax payable	25,240	—
Legal finding accrued	3,734	4,553
Other	16,490	13,046
OTHER ACCRUED LIABILITIES	$121,086	$97,309

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

14. INCOME TAXES
The Company recorded income tax expense of $35,376 and $31,292 during the six months ended June 30, 2023 and 2022, respectively, or 22.2% of earnings before income taxes for the six months ended June 30, 2023, compared to 22.5% for the six months ended June 30, 2022. The effective tax rate for both periods is driven by the impact of excess tax benefits from stock-based compensation, offset by non-deductible expenses including non-deductible compensation.

The Company is not currently under examination by any major income tax jurisdiction. During 2023, the statutes of limitations will lapse on the Company's 2019 federal tax year and certain 2018 and 2019 state tax years. The Company does not believe the federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the six months ended June 30, 2023 and 2022.
15. DEBT
Debt consists of the following:

	June 30, 2023	December 31, 2022
Mortgage loans and promissory note	$154,313	$156,271
Less: current maturities	(3,883)	(3,883)
Less: debt issuance costs, net	(3,029)	(3,119)
LONG-TERM DEBT LESS CURRENT MATURITIES	$147,401	$149,269

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Credit Facility with a Lending Consortium Arranged by Truist

The Company maintains a revolving credit facility between the Company and its subsidiaries, including Standard Bearer as co-borrowers, and Truist Securities (Truist) (the Credit Facility) with a revolving line of credit of up to $600,000 in aggregate principal amount with a maturity date of April 8, 2027. Borrowings are supported by a lending consortium arranged by Truist. The interest rates applicable to loans under the Credit Facility are, at the Company's option, equal to either a base rate plus a margin ranging from 0.25% to 1.25% per annum or SOFR plus a margin range from 1.25% to 2.25% per annum, based on the Consolidated Total Net Debt to Consolidated EBITDA ratio (as defined in the credit agreement). In addition, there is a commitment fee on the unused portion of the commitments that ranges from 0.20% to 0.40% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio. When the Company amended the Credit Facility in 2022 with the terms and conditions described above, it wrote off deferred financing costs of $566 and additional deferred financing costs of $3,197 were capitalized during the three months ended June 30, 2022.

Borrowings made under the Credit Facility are guaranteed, jointly and severally, by certain of the Company’s wholly owned subsidiaries, and are secured by a pledge of stock of the Company's material operating subsidiaries as well as a first lien on substantially all of such operating subsidiaries' personal property. The credit agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. The Company must comply with financial maintenance covenants to be tested quarterly, consisting of (i) a maximum consolidated total net debt to consolidated EBITDA ratio (which shall not be greater than 3.00:1.00; provided that if the aggregate consideration for approved acquisitions in a six month period is greater than $50,000, then the ratio can be increased at the election of the Company with notice to the administrative agent to 3.50:1.00 for the first fiscal quarter and the immediately following three fiscal quarters), and (ii) a minimum interest/rent coverage ratio (which cannot be less than 1.50:1.00). As of June 30, 2023, there was no outstanding debt under the Credit Facility. The Company was in compliance with all loan covenants as of June 30, 2023.
Mortgage Loans and Promissory Note

The Company has 23 subsidiaries that have mortgage loans insured with HUD in the aggregate amount of $151,877, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates in a range of 3.1% to 4.2%, including fixed interest rates in a range of 2.4% to 3.3% per annum. In addition to the interest rate, the Company incurs other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees based on the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10.0% and is reduced by 3.0% in the fourth year of the loan, and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years.

In addition to the HUD mortgage loans above, the Company has a promissory note of $2,436 that bears a fixed interest rate of 5.3% per annum and has a term of 12 years. The note, which was assumed as part of an acquisition, is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.

Based on Level 2 inputs, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.
Off-Balance Sheet Arrangements

As of June 30, 2023, the Company had approximately $6,710 of borrowing capacity under the Credit Facility pledged as collateral to secure outstanding letters of credit.

16. OPTIONS AND AWARDS
Stock-based compensation expense consists of stock-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2023 and 2022 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2022 Omnibus Incentive Plan (2022 Plan) — The Company has one active stock incentive plan, the 2022 Omnibus Incentive Plan (the 2022 Plan). Including the shares rolled over from the 2017 Plan, the 2022 Plan provides for the issuance of 3,452 shares of common stock. The number of shares available to be issued under the 2022 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) two shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). Non-employee director options, to the extent granted, will vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other options generally vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. At June 30, 2023, the total number of shares available for issuance under the 2022 Plan was 2,133.
The Company uses the Black-Scholes option-pricing model to recognize the value of stock-based compensation expense for stock option awards. Determining the appropriate fair-value model and calculating the fair value of stock option awards at the grant date requires judgment, including estimating stock price volatility, expected option life, and forfeiture rates. The fair-value of the restricted stock awards at the grant date is based on the market price on the grant date, adjusted for forfeiture rates. The Company develops estimates based on historical data which can change significantly over time.
Stock Options
The Company granted 191 and 413 stock options during the three and six months ended June 30, 2023, respectively. The Company used the following assumptions for stock options granted during the three months ended June 30, 2023 and 2022:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2023	191	3.7%	6.3 years	41.4%	0.3%
2022	154	2.7%	6.1 years	42.1%	0.3%
The Company used the following assumptions for stock options granted during the six months ended June 30, 2023 and 2022:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2023	413	3.9%	6.3 years	41.5%	0.3%
2022	318	2.3%	6.1 years	42.2%	0.3%
For the six months ended June 30, 2023 and 2022, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2023	413	$90.31	$41.46
2022	318	$80.18	$34.29

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the six month periods ended June 30, 2023 and 2022 and therefore, the intrinsic value was $0 at the date of grant.
The following table represents the employee stock option activity during the six months ended June 30, 2023:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2023	3,833	$46.72	2,069	$28.87
Granted	413	90.31
Forfeited	(43)	67.90
Exercised	(398)	21.52
June 30, 2023	3,805	$53.84	2,007	$34.73

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The aggregate intrinsic value of options outstanding, vested and expected to vest as of June 30, 2023 and December 31, 2022 is as follows:

Options	June 30, 2023	December 31, 2022
Outstanding	$158,347	$183,593
Vested	121,876	136,000
Expected to vest	32,835	43,232
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options. The aggregate intrinsic value of options that vested during the six months ended June 30, 2023 and 2022 was $13,639 and $10,409, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2023 and 2022 was $29,741 and $25,642, respectively.
Restricted Stock Awards
The Company granted 61 and 166 restricted stock awards during the three and six months ended June 30, 2023, respectively. The Company granted 46 and 158 restricted stock awards during the three and six months ended June 30, 2022, respectively. All awards were granted at an issue price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the six months ended June 30, 2023 and 2022 ranged from $89.83 to $94.63 and $73.17 to $83.93, respectively. The fair value per share includes quarterly stock awards to non-employee directors.
A summary of the status of the Company's non-vested restricted stock awards as of June 30, 2023 and changes during the six months ended June 30, 2023 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	487	$64.92
Granted	166	90.56
Vested	(183)	64.20
Forfeited	(10)	68.36
Nonvested at June 30, 2023	460	$74.52
During the three and six months ended June 30, 2023, the Company granted 5 and 9 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors, respectively. The fair value per share of these stock awards ranged from $94.63 to $98.31 based on the market price on the grant date.
Long-Term Incentive Plan
On August 27, 2019, the Board approved the Long-Term Incentive Plan (the 2019 LTI Plan). The 2019 LTI Plan provides that certain employees of the Company who assisted in the consummation of the spin-off transaction in 2019 were granted shares of restricted stock upon successful completion of the spin-off transaction. The 2019 LTI Plan provides for the issuance of 500 shares of Pennant restricted stock. The shares are vested over five years at 20% per year on the anniversary of the grant date. If a recipient is terminated or voluntarily leaves the Company, all shares subject to restriction or not yet vested shall be entirely forfeited. The total stock-based compensation related to the 2019 LTI Plan was approximately $211 and $402 for the three and six months ended June 30, 2023, respectively, compared to $195 and $390 for the three and six months ended June 30, 2022, respectively.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock-based compensation expense

Stock-based compensation expense recognized for the Company's equity incentive plans and long-term incentive plan for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock-based compensation expense related to stock options	$4,963	$2,786	$8,388	$5,306
Stock-based compensation expense related to restricted stock awards	3,481	2,456	6,209	4,758
Stock-based compensation expense related to stock options and restricted stock awards to non-employee directors	437	374	857	719
TOTAL	$8,881	$5,616	$15,454	$10,783

In future periods, the Company expects to recognize approximately $50,924 and $31,288 in stock-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of June 30, 2023. Future stock-based compensation expense will be recognized over 3.8 and 3.6 weighted average years for unvested options and restricted stock awards, respectively. There were 1,798 unvested and outstanding options as of June 30, 2023, of which 1,563 shares are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest as of June 30, 2023 was 6.4 years.

17. LEASES
The Company leases from CareTrust REIT, Inc. (CareTrust) real property associated with 97 affiliated skilled nursing and senior living facilities used in the Company’s operations, 96 of which are under nine “triple-net” master lease agreements (collectively, the Master Leases), which range in terms from 13 to 20 years. At the Company’s option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. The extension of the term of any of the Master Leases is subject to the following conditions: (1) no event of default under any of the Master Leases have occurred; and (2) the tenants provided timely notice of their intent to renew. The term of the Master Leases is subject to termination prior to the expiration of the current term upon default by the tenants in their obligations, if not cured within any applicable cure periods set forth in the Master Leases. If the Company elects to renew the term of a Master Lease, the renewal will be effective to all, but not less than all, of the leased property then subject to the Master Lease. Additionally, four of the 97 facilities leased from CareTrust include an option to purchase that the Company can exercise starting on December 1, 2024.
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
The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The terms and conditions of the one stand-alone lease are substantially the same as those for the master leases described above. Total rent expense under the Master Leases was approximately $16,674 and $32,957 for the three and six months ended June 30, 2023, respectively, and $16,007 and $31,652 for the three and six months ended June 30, 2022, respectively.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is in compliance with requirements of the Master Leases as of June 30, 2023.

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
The Company leases certain affiliated operations and certain administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense for continuing operations inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $49,885 and $96,646 for the three and six months ended June 30, 2023, respectively, and $37,251 and $73,036 for the three and six months ended June 30, 2022, respectively.
Seventy-eight of the Company’s affiliated facilities, excluding the facilities that are operated under the Master Leases with CareTrust, are operated under 12 separate master lease arrangements. In the first quarter of 2023, the Company expanded its operations through two separate master lease arrangements for 20 stand-alone skilled nursing operations, of which 17 are operated by the Company's affiliated operating subsidiaries and the remaining three are subleased to a third-party operator. These two master leases increased the lease liabilities and right-of-use assets by $325,369 to reflect the new lease obligations and have initial lease terms of 18 and 20 years. Under these master leases, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.

The components of operating lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Rent - cost of services(1)	$49,760	$37,228	$96,397	$72,990
General and administrative expense	125	23	249	46
Depreciation and amortization(2)	298	288	596	577
Variable lease costs(3)	5,154	3,772	9,986	9,135
	$55,337	$41,311	$107,228	$82,748
(1) Rent- cost of services includes deferred rent expense adjustments of $218 and $481 for the three and six months ended June 30, 2023, respectively, and $116 and of $240 for the three and six months ended June 30, 2022, respectively. Additionally, rent- cost of services includes other variable lease costs such as CPI increases and short-term leases of $2,398 and $4,458 for the three and six months ended June 30, 2023, respectively, and $1,302 and $2,239 for the three and six months ended June 30, 2022, respectively.
(2) Depreciation and amortization is related to the amortization of favorable and direct lease costs.
(3) Variable lease costs, including property taxes and insurance, are classified in cost of services in the Company's condensed consolidated statements of income.

Future minimum lease payments for all leases as of June 30, 2023 are as follows:

Year	Amount
2023 (remainder)	$94,489
2024	189,112
2025	189,035
2026	188,866
2027	188,335
2028	187,094
Thereafter	1,693,342
TOTAL LEASE PAYMENTS	2,730,273
Less: present value adjustment	(993,758)
PRESENT VALUE OF TOTAL LEASE LIABILITIES	1,736,515
Less: current lease liabilities	(78,733)
LONG-TERM OPERATING LEASE LIABILITIES	$1,657,782

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of June 30, 2023, the weighted average remaining lease term is 15.3 years and the weighted average discount rate used to determine the operating lease liabilities is 6.5%.
Lessor Activities

The Company leases its owned real estate properties to third party operators, of which 29 senior living operations are operated by The Pennant Group, Inc. (Pennant). All of these properties are triple-net leases, whereby the respective tenants are responsible for all costs at the properties including: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The initial terms range between 14 to 16 years.

During the first quarter of 2023, the Company entered into a sublease agreement for three stand-alone skilled nursing operations with a third-party operator with an initial lease term of 18 years.
Total rental income from all third-party sources for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Pennant(1)	$3,742	$3,690	$7,484	$7,505
Other third-party	1,502	449	2,683	923
TOTAL	$5,244	$4,139	$10,167	$8,428
(1) Pennant rental income includes variable rent such as property taxes of $325 and $650 during the three and six months ended June 30, 2023, respectively, and $327 and $657 for the three and six months ended June 30, 2022, respectively. In addition, the number of senior living operations leased to and operated by Pennant was 29 during the six months ended June 30, 2023 and decreased from 32 to 29 during the six months ended June 30, 2022.
Future annual rental income for all leases as of June 30, 2023 were as follows:

Year	Amount(1)
2023 (remainder)	$10,360
2024	20,197
2025	19,700
2026	19,468
2027	19,442
2028	19,417
Thereafter	115,363
TOTAL	$223,947
(1) Annual rental income includes base rents and variable rental income pursuant to existing leases as of June 30, 2023.
18. DEFINED CONTRIBUTION PLANS

The Company has a 401(k) defined contribution plan (the 401(k) Plan), whereby eligible employees may contribute up to 90% of their annual basic earnings, subject to applicable annual Internal Revenue Code limits. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company.

The Company has a non-qualified deferred compensation plan (the DCP), whereby certain highly compensated employees who are otherwise ineligible to participate in the Company's 401(k) plan, may defer the receipt of a portion of their base compensation and, for certain employees, up to 100% of their eligible bonuses. Additionally, the DCP allows for the employee deferrals to be deposited into a rabbi trust and the funds are generally invested in individual variable life insurance contracts owned by the Company that are specifically designed to fund savings plans of this nature. The Company paid for related administrative costs, which were not significant during three and six months ended June 30, 2023 and 2022.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of June 30, 2023 and December 31, 2022, the Company accrued $41,765 and $33,017, respectively, as long term deferred compensation in other long term liabilities on the consolidated balance sheet. Cash surrender value of the contracts is based on investment funds that shadow the investment allocations specified by participants in the deferred compensation plan. Refer to Note 5, Fair Value Measurements for more information on the funds.
For the three and six months ended June 30, 2023, the Company recorded a gain related to its DCP of $1,250 and $2,489, respectively, which is included in other income (expense), net. During the same periods, the Company recorded an offsetting expense of $1,332 and $2,612, respectively, which is allocated between cost of services and general and administrative expenses.

For the three and six months ended June 30, 2022, the Company recorded a a loss related to its DCP of $3,313 and $4,515, respectively, which is included in other income (expense), net. During the same periods, the Company recorded an offsetting reduction in expense of $3,300 and $4,511, respectively, which is allocated between cost of services and general and administrative expenses.
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
U.S. Department of Justice Civil Investigative Demand — On May 31, 2018, the Company received a Civil Investigative Demand (CID) from the U.S. Department of Justice stating that it was investigating whether there had been a violation of the False Claims Act and/or the Anti-Kickback Statute with respect to relationships between certain of the Company’s independently operated skilled nursing facilities and persons who serve or have served as medical directors, advisory board participants or other potential referral sources. Additionally, the Company is aware of a claim filed by an individual related to this matter. As a general matter, the Company’s independent operating entities have established and maintain policies and procedures to promote compliance with the False Claims Act, the Anti-Kickback Statute, and other applicable regulatory requirements. The Company fully cooperated with the U.S. Department of Justice and promptly responded to its requests for information; in April 2020, the Company was advised that the U.S. Department of Justice declined to intervene in any subsequent action filed by a relator in connection with the subject matter of this investigation.

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
The Company and its independent operating subsidiaries are also subject to requests for information and investigations by other State and Federal governmental entities (e.g., offices of the attorney general and offices of the inspector general). The Company cannot predict or provide any assurance as to the possible outcome of any inquiry, investigation or litigation. If any such inquiry, investigation or litigation were to proceed, and the Company and its independent operating subsidiaries are subjected to, alleged to be liable for, or agree to a settlement of, claims or obligations under Federal Medicare statutes, the Federal False Claims Act, or similar state and federal statutes and related regulations, or if the Company or its independent operating subsidiaries are alleged or found to be liable on theories of general or professional negligence or wage and hour violations, the Company's business, financial condition and results of operations and cash flows could be materially and adversely affected and its stock price could be adversely impacted. Among other things, any settlement or litigation could involve the payment of substantial sums to settle any alleged violations, and may also include the assumption of specific procedural and financial obligations by the Company or its independent operating subsidiaries under a corporate integrity agreement and/or other such arrangement.
Medicare Revenue Recoupments — The Company's independent operating subsidiaries are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments as a result of Recovery Audit Contractors (RAC), Program Safeguard Contractors, and Medicaid Integrity Contractors programs (collectively referred to as Reviews). For several months during the COVID-19 pandemic, the Centers for Medicare and Medicaid Services (CMS) suspended its Targeted Probe and Educate (TPE) Program. Beginning in August 2020, CMS resumed TPE Program activity. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. The Company anticipates that these Reviews could increase in frequency in the future. As of June 30, 2023 and through the filing date of this report, 37 of the Company's independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process.
CMS announced a new nationwide audit, the “SNF 5-Claim Probe & Educate Review”, in which the Medicare Administrative Contractors (MACs) will review five claims from each SNF to check for compliance. In implementing this SNF 5-Claim Probe & Educate Review, CMS acknowledged that the increase in observed improper payments from 2021 to 2022 may have arisen from a "misunderstanding" by SNFs about how to appropriately bill for claims of service after October 1, 2019. All facilities that are not undergoing TPE reviews, or have not recently passed a TPE review, will be subject to the nationwide audit. MACs will complete only one round of probe-and-educate for each SNF, rather than three rounds that typically occur in the TPE Program. Additionally, CMS's education for each SNF will be individualized and based on observed claim review errors, with rationales for denial explained to the SNF on a claim-by-claim basis. This program will apply only to claims submitted after October 1, 2019, and will exclude claims containing a COVID-19 diagnosis.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s receivables from Medicare and Medicaid payor programs accounted for 55.2% and 56.3% of its total accounts receivable as of June 30, 2023 and December 31, 2022, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 73.1% and 73.2% of the Company's revenue for the three and six months ended June 30, 2023, respectively, and 73.4% for both the three and six months ended June 30, 2022.
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of June 30, 2023, the Company's uninsured cash deposits are not material. All uninsured bank deposits are held at high quality credit institutions.
20. COMMON STOCK REPURCHASE PROGRAM
On July 28, 2022, the Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months from August 2, 2022. Under this program, the Company is authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. The share repurchase program does not obligate the Company to acquire any specific number of shares. The Company did not purchase any shares pursuant to this stock repurchase program during the six months ended June 30, 2023.
On February 9, 2022, the Board of Directors approved a stock repurchase program pursuant to which the Company could repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months from February 10, 2022. Under this program, the Company was authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. During the three months ended June 30, 2022, the Company repurchased 271 shares of its common stock for $20,000. This repurchase program expired in 2022 upon the repurchase of the fully authorized amount under the plan and is no longer in effect.
On October 21, 2021, the Board of Directors approved a stock repurchase program pursuant to which the Company could repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months from October 29, 2021. Under this program, the Company was authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. During the first quarter of 2022, the Company repurchased 133 shares of its common stock for $9,882 pursuant to this stock repurchase program. This repurchase program expired in 2022 upon the repurchase of the fully authorized amount under the plan and is no longer in effect.

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

This Quarterly Report on Form 10-Q contains "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, which include, but are not limited to our expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities, and plans and objectives of management. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Additionally, our business and operations for 2023 continue to be impacted by changes in the status of the COVID-19 pandemic. Because of the unprecedented nature of the pandemic, we are unable to predict the full extent and duration of the financial impact of these changes on our business, financial condition and results of operations. Our actual results could differ materially from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” contained in Part II, Item 1A of this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, "Ensign," "Company," “we,” “our” and “us” refer to The Ensign Group, Inc. and its consolidated subsidiaries. All of our affiliated operations, the Service Center, our wholly owned captive insurance subsidiary and our captive real estate investment trust (REIT) called Standard Bearer Healthcare REIT, Inc. (Standard Bearer) are operated by separate, wholly owned, independent subsidiaries that have their own management, employees and assets. The use of "Ensign," "Company," “we,” “us,” “our” and similar verbiage in this Quarterly Report on Form 10-Q is not meant to imply that any of our affiliated operations, the Service Center, the captive insurance subsidiary or Standard Bearer are operated by the same entity. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Interim Financial Statements included in this Quarterly Report.
Overview
We are a provider of health care services across the post-acute care continuum. We engage in the operation, ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare related properties and other ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. Our operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, senior living and other ancillary services. As of June 30, 2023, we offered skilled nursing, senior living and rehabilitative care services through 290 skilled nursing and senior living facilities. Our real estate portfolio includes 108 owned real estate properties, which included 79 facilities operated and managed by us, 29 senior living operations leased to and operated by The Pennant Group, Inc., or Pennant, as part of the spin-off transaction that occurred in October 2019, and the Service Center location. Of the 29 real estate operations leased to Pennant, one senior living operation is located on the same real estate property as a skilled nursing facility that we own and operate.
The following table summarizes our affiliated facilities and operational skilled nursing beds and senior living units by ownership status as of June 30, 2023:

	Owned and Operated	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total for Facilities Operated
Number of facilities	79	11	200	290
Percentage of total	27.2%	3.8%	69.0%	100.0%
Operational skilled nursing beds	7,835	1,145	20,939	29,919
Percentage of total	26.2%	3.8%	70.0%	100.0%
Senior living units	1,703	178	1,144	3,025
Percentage of total	56.3%	5.9%	37.8%	100.0%

Ensign is a holding company with no direct operating assets, employees or revenues. Our operating subsidiaries are operated by separate, independent entities, each of which has its own management, employees and assets. In addition, certain of our wholly owned subsidiaries, referred to collectively as the Service Center, provide centralized accounting, payroll, human resources, information technology, legal, risk management and other centralized services to the other operating subsidiaries through contractual relationships with such subsidiaries. We also have a wholly owned captive insurance subsidiary that provides some claims-made coverage to our operating subsidiaries for general and professional liability, as well as coverage for certain workers’ compensation insurance liabilities and our captive real estate trust owns and operates our real estate portfolio. Our captive real estate investment trust, Standard Bearer, owns and manages our real estate business. References herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar terms in this Quarterly Report, are not meant to imply, nor should they be construed as meaning, that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the subsidiaries are operated by The Ensign Group.
Recent Activities
Operational Update — On May 11, 2023, the United States Department of Health and Human Services (HHS) ended the public health emergency (PHE). Our primary focus has always been and continues to be the health and safety of our patients, residents, employees and their respective families. Even with the end of the PHE, we continue to implement new measures and maintain existing ones to provide the safest possible environment within our sites of service, taking into consideration the vulnerable nature of our patients.
We continue to execute on key initiatives to rebuild occupancy lost due to the pandemic. Our combined Same Facilities and Transitioning Facilities occupancy is 78.2%, which represents a 3.1% increase compared to the prior year quarter and is closer to our pre-pandemic occupancy levels, which was 80.1% in March 2020. As the pandemic comes to an end, we anticipate the return of our seasonal occupancy and skilled mix. Throughout most of our history, our seasonality trends for skilled nursing occupancy and skilled mix typically included the greatest growth during the first and fourth quarters and softening in the second and third quarters. Nevertheless, the innovative approaches and strategic partnerships developed during the pandemic have supported our occupancy improvements and continue to enable us to gain additional market share. These key initiatives together with our dedication to operational fundamentals resulted in a strong first half of 2023.
We receive state relief funding from various states, including healthcare relief funding under the American Rescue Plan Act (ARPA), increases in the Federal Medical Assistance Percentage (FMAP) under the Families First Coronavirus Response Act (FFCRA) and other state specific relief programs. We use this funding, which reimburses the recipient, for healthcare and labor related patient care services and expenses that are attributable to the COVID-19 pandemic. The end of the PHE resulted in the gradual phase down of the temporary increase in FMAP funding until it is phased out completely at the end of 2023. State specific approaches have been developed including various states having increased their rates to account for the increase in expenses as a result of the pandemic.
During the three and six months ended June 30, 2023, we recognized $18.5 million and $44.8 million, respectively, of combined state relief funding as revenue. During the three and six months ended June 30, 2022, we recognized $24.5 million and $42.1 million, respectively, of combined state relief funding as revenue.
Facility Information

The following table sets forth the location of our operated and owned facilities by type as well as the number of beds and units located at operated and owned facilities as of June 30, 2023:

	TX	CA	AZ	UT	CO	WA	ID	SC	NE	IA	KS	NV	WI	Total
Number of operated facilities
Skilled nursing operations	77	67	30	18	18	13	11	7	4	4	—	2	2	253
Senior living operations	1	—	1	2	5	1	—	—	1	—	—	—	—	11
Campuses(1)	4	3	5	1	1	—	1	—	2	2	7	—	—	26
Number of owned and operated facilities
Skilled nursing properties	18	10	9	7	4	2	5	5	1	—	—	—	2	63
Senior living communities	1	—	—	—	3	—	—	—	1	—	—	—	—	5
Campuses(1)	2	1	4	—	—	—	—	—	—	—	4	—	—	11
Number of operated beds/units
Operational skilled nursing beds	9,859	6,763	4,517	1,989	1,890	1,227	999	866	413	368	570	358	100	29,919
Senior living units	509	197	757	163	723	98	21	—	313	31	213	—	—	3,025
Number of owned and operated beds/units
Owned skilled nursing beds	2,279	1,184	1,596	682	361	204	468	544	88	—	329	—	100	7,835
Owned Senior living units	443	42	356	—	459	—	—	—	274	—	129	—	—	1,703
Real estate properties leased to third party(2)
Senior living properties	6	2	1	—	—	—	—	—	—	—	—	1	19	29
(1) Campuses represent facilities that offer both skilled nursing and senior living services. (2) Excludes three subleases to third parties in California.
During the six months ended June 30, 2023, we expanded our operations through long-term leases, with the addition of 19 stand-alone skilled nursing operations. These new operations added a total of 1,764 operational skilled nursing beds to be operated by our affiliated operating subsidiaries. The Company also invested in new ancillary services that are complementary to its existing businesses. For further discussion of our expansions, see Note 8, Operation Expansions in the Notes to the Interim Financial Statements.
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

The following table summarizes our overall skilled mix from our skilled nursing services for the periods indicated as a percentage of our total skilled nursing routine revenue and as a percentage of total skilled nursing patient days:

	Three Months Ended June 30,		Six Months Ended June 30,
Skilled Mix:	2023	2022	2023	2022
Days	30.8%	31.1%	31.5%	32.4%
Revenue	50.7%	50.9%	51.7%	52.6%
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

The following table summarizes our overall occupancy statistics for skilled nursing operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Occupancy for skilled services:	2023	2022	2023	2022
Operational beds at end of period	29,919	25,549	29,919	25,549
Available patient days	2,722,599	2,321,233	5,350,130	4,606,279
Actual patient days	2,124,862	1,745,027	4,172,567	3,440,991
Occupancy percentage (based on operational beds)	78.0%	75.2%	78.0%	74.7%
Segments
We have two reportable segments: (1) skilled services, which includes the operation of skilled nursing facilities and rehabilitation therapy services and (2) Standard Bearer, which is comprised of select properties owned by us through our captive REIT and leased to skilled nursing and senior living operations, including our own operating subsidiaries and third-party operators.

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
Revenue Sources
The following table sets forth our total service revenue by payor source generated by our skilled services segment and our "All Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	Skilled Services		Other Service Revenue		Total Service Revenue
	2023	2022	2023	2022	2023	2022
Medicaid(1)	$352,380	$287,827	$7,401	$6,301	$359,781	$294,128
Medicare	248,081	190,494	—	—	248,081	190,494
Medicaid-skilled	62,015	49,763	—	—	62,015	49,763
Subtotal	662,476	528,084	7,401	6,301	669,877	534,385
Managed care	161,101	128,587	—	—	161,101	128,587
Private and other(2)	60,623	45,807	24,500	19,568	85,123	65,375
TOTAL SERVICE REVENUE	$884,200	$702,478	$31,901	$25,869	$916,101	$728,347

	Three Months Ended June 30,
	Skilled Services		Other Service Revenue		Total Service Revenue
	2023	2022	2023	2022	2023	2022
Medicaid(1)	39.9%	41.0%	23.2%	24.4%	39.3%	40.4%
Medicare	28.1	27.1	—	—	27.1	26.2
Medicaid-skilled	7.0	7.1	—	—	6.7	6.8
Subtotal	75.0	75.2	23.2	24.4	73.1	73.4
Managed care	18.2	18.3	—	—	17.6	17.7
Private and other(2)	6.8	6.5	76.8	75.6	9.3	8.9
TOTAL SERVICE REVENUE	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Medicaid payor includes revenue for senior living operations and revenue related to state relief funding.
(2) Private and other payors in our "all other" category includes revenue from senior living operations and all payors generated in our other ancillary operations.

	Six Months Ended June 30,
	Skilled Services		Other Service Revenue		Total Service Revenue
	2023	2022	2023	2022	2023	2022
Medicaid(1)	$685,825	$549,414	$14,220	$11,062	$700,045	$560,476
Medicare	495,804	398,905	—	—	495,804	398,905
Medicaid-skilled	119,942	95,712	—	—	119,942	95,712
Subtotal	1,301,571	1,044,031	14,220	11,062	1,315,791	1,055,093
Managed care	317,764	256,373	—	—	317,764	256,373
Private and other(2)	115,788	88,845	48,676	37,192	164,464	126,037
TOTAL SERVICE REVENUE	$1,735,123	$1,389,249	$62,896	$48,254	$1,798,019	$1,437,503

	Six Months Ended June 30,
	Skilled Services		Other Service Revenue		Total Service Revenue
	2023	2022	2023	2022	2023	2022
Medicaid(1)	39.5%	39.5%	22.6%	22.9%	38.9%	39.0%
Medicare	28.6	28.7	—	—	27.6	27.7
Medicaid-skilled	6.9	6.9	—	—	6.7	6.7
Subtotal	75.0	75.1	22.6	22.9	73.2	73.4
Managed care	18.3	18.5	—	—	17.7	17.8
Private and other(2)	6.7	6.4	77.4	77.1	9.1	8.8
TOTAL SERVICE REVENUE	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

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
Standard Bearer
We generate rental revenue primarily by leasing post-acute care properties that we acquired, to healthcare operators under triple-net lease arrangements, whereby the tenant is solely responsible for the costs related to the property, including property taxes, insurance and maintenance and repair costs, subject to certain exceptions. As of June 30, 2023, our real estate portfolio within Standard Bearer is comprised of 103 real estate properties. Of these properties, 75 are leased to affiliated skilled nursing facilities wholly owned and managed by us and 29 are leased to senior living operations wholly owned and managed by Pennant. During the three and six months ended June 30, 2023, we generated rental revenues of $19.9 million and $39.6 million, respectively, of which $16.1 million and $32.1 million, respectively, was derived from affiliated wholly owned healthcare operators and therefore eliminated in consolidation.
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
•Increased Demand Driven by Aging Populations — As seniors account for an increasing percentage of the total U.S. population, we believe the demand for skilled nursing and senior living services will continue to increase. According to the census projection released by the U.S. Census Bureau in early 2020, between 2016 and 2030, the number of individuals over 65 years old is projected to be one of the fastest growing segments of the United States population, growing from 15% to 21%. The Bureau expects this segment to increase nearly 50% to 73 million, as compared to the total U.S. population which is projected to increase by 10% over that time period. Furthermore, the generation currently retiring has accumulated less savings than prior generations, creating demand for more affordable senior housing and skilled nursing services. As a high-quality provider in lower cost settings, we believe we are well-positioned to benefit from this trend.
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

GOVERNMENT REGULATION
General
Healthcare is an area of extensive and frequent regulatory change. Changes in the law or new interpretations of existing laws may have a significant impact on our revenue, costs and business operations. Our independent operating subsidiaries that provide healthcare services are subject to federal, state and local laws relating to, among other things, licensure, quality and adequacy of care, physical plant requirements, life safety, personnel and operating policies. In addition, these same subsidiaries are subject to federal and state laws that govern billing and reimbursement, relationships with vendors, business relationships with physicians and workplace protection for healthcare staff. Such laws include the Anti-Kickback Statute (AKS), the federal False Claims Act (FCA), the Stark Law and state corporate practice of medicine statutes.
Governmental and other authorities periodically inspect the skilled nursing facilities (SNFs), senior living facilities and outpatient rehabilitation agencies of our independent operating subsidiaries to verify continued compliance with applicable regulations and standards. The operations must pass these inspections to remain licensed under state laws and to comply with Medicare and Medicaid provider agreements. The operations can only participate in these third-party payment programs if inspections by regulatory authorities reveal that the operations are in substantial compliance with applicable state and federal requirements. In the ordinary course of business, federal or state regulatory authorities may issue notices to the operations alleging deficiencies in certain regulatory practices, which may require corrective action to regain and maintain compliance. In some cases, federal or state regulators may impose other remedies including imposition of civil monetary penalties, temporary payment bans, loss of certification as a provider in the Medicare or Medicaid program, or revocation of a state operating license.
We believe that the regulatory environment surrounding the healthcare industry subjects providers to intense scrutiny. In the ordinary course of business, providers are subject to inquiries, investigations and audits by federal and state agencies related to compliance with participation and payment rules under government payment programs. These inquiries may originate from HHS, Office of the Inspector General (OIG), state Medicaid agencies, state Attorney Generals, local and state ombudsman offices and CMS Recovery Audit Contractors, among other agencies. In response to the inquiries, investigations and audits, federal and state agencies continue to impose citations for regulatory deficiencies and other regulatory penalties, including demands for refund of overpayments, expanded civil monetary penalties that extend over long periods of time and date back to incidents prior to surveyor visits, Medicare and Medicaid payment bans and terminations from those programs, which may be temporary or permanent in nature. We vigorously contest each such regulatory outcome when appropriate; however, there are significant legal and other expenses involved that consume our financial and personnel resources. Expansion of enforcement activity could adversely affect our business, financial condition or the results of operations.
Proposed and Anticipated Rulemaking and Administrative Actions
The federal government, through CMS rulemaking, Presidential executive actions or Congressional legislation, and state and local governments have recently released the following proposed rulemaking or administrative actions that may have an impact on our independent operating SNFs or senior living facilities:
Biden-Harris Administration's Nursing Home Care Priorities — The Biden-Harris Administration is seeking reform changes around reimbursement, staffing levels, standards of care, increased transparency and public disclosure of ownership, and enhanced civil remedies and other authority to exercise upon facilities that do not satisfy CMS’s standards. Proposed rules based on these directives have already been published in 2023, including those highlighted below, and observers expect additional rules to be issued this year and in the future. Final rules will follow publication of these proposed rules after a notice-and-comment period required by law.
Proposed Rule over Ownership Transparency — On February 13, 2023, CMS issued a proposed rule that, if finalized and implemented, would require SNFs to disclose certain information regarding their ownership and managerial relationships. The proposed rule would require disclosure to include the identity of any person or legal entity that: (1) exercises financial, operational, or managerial control over any facility or part of a facility, or provides services to a facility that include its policies and procedures or cash management services; (2) leases or subleases real property to the facility, or owns 5% or more of the real property’s total value; and (3) provides any management or administrative services (or consults regarding the same), or provides accounting or financial services to the SNF. A final rule concerning this subject has not yet been published. This proposed rule is different from, and farther-reaching, than the disclosure of Medicare-collected nursing facility ownership that has been published on the Nursing Home Compare website since April of 2022.

Proposed Federal Legislation — On March 9, 2023, the home and community-based services (HCBS) Access Act was introduced to expand access to and resources available for HCBS. This bill provides Medicaid funding to individuals who provide direct home- and community-based care to adults over the age of 60 or people who have disabilities. This bill also provides financial resources for the training of these direct care providers, who are intended to provide services to the elderly or disabled that range from advocacy and community integration to transportation and daily assistance tasks ranging from bathing and laundry to meal preparation and housekeeping. As of the date of filing, no further action has been taken on the HCBS Access Act since its introduction and referral to the aforementioned committees.
Proposed State Legislation — Many states in which our independent operating subsidiaries operate have introduced legislation that would create or change laws and regulations related to our business and industry.
For example, California has two proposals that may affect our business and SNFs operating within that state. Specifically, one of the proposals would increase the minimum wage for workers. This proposal was introduced to the California Senate and the Assembly and referred to its Committee on Labor and Employment and no action has been taken since then. Another proposal would require healthcare facilities certified by CMS, including SNFs, to report all annual revenues to the State of California by June 30 of each year and certify that 85% of all non-Medicare revenues were used for direct patient-related services, including staffing and operational costs. This proposal was introduced to the California Assembly and the Senate and referred to its Committee on Health. No action has been taken since then. A variation of the bill was introduced in the last legislative session, but was vetoed by California’s governor at that time.
Proposed Fiscal Year 2024 Skilled Nursing Facility Prospective Payment System (SNF PPS) — On April 4, 2023, CMS issued its proposed rule for the fiscal year 2024 SNF PPS, which included proposed changes for Medicare payment rates, the SNF Quality Reporting Program (QRP) and the SNF Value-Based Purchasing (VBP) Program.
The proposed changes to the Medicare payment rates increase the aggregate net market basket by 3.7%. The increase includes a 6.1% update to the market basket, which is based on a 2.7% current year market basket increase plus a 3.6% market basket error adjustment, less a 0.2% productivity adjustment and a negative 2.3% adjustment as a result of the second phase of the recalibrated parity adjustment. This proposed rule also suggests numerous changes to the SNF QRP that would take effect in 2025 and 2026 if finalized, requiring the reporting of more data that would be used by HHS and CMS to evaluate SNF performance. Additionally, the proposed rule for the 2024 SNF PPS suggested changes to the SNF VBP Program, specifically, adopting four new quality measures concerning nursing staff turnover, the success of discharged patients, patients experiencing falls during their stay and readmissions of discharged patients.
Biden-Harris Administration Executive Order — In April of 2023, President Biden signed an executive order seeking to increase access to affordable, high-quality long-term care for adults who are older or disabled. This executive order articulated the Biden-Harris Administration’s policy to enable families to have access to affordable, high-quality care for older or disabled family members, and to support the workforce of individuals who would provide such care, including through adequate wages and the ability to unionize. This executive order directed HHS and CMS to take steps to use existing funding and resources to connect home- and community-based workers with education and training opportunities and to create greater opportunities for workers in those fields to obtain health insurance and retirement benefits.
Proposed CMS Minimum Staffing Mandate — In April of 2022, CMS published a request for information that solicited public comments regarding SNF staffing requirements. CMS received more than 3,000 comments in response to this request for information, which CMS evaluated along with other data in a mixed methods study it conducted in August of 2022. The information CMS has gathered and studied during 2022 will serve as the basis for proposed minimum staffing requirements in SNFs. CMS’s final rule, which is expected before the end of 2023, may vary significantly from the substance of the proposed rule.
Coronavirus
In March of 2020, in an effort to promote efficient care delivery and to decrease the spread of COVID-19, federal, state and local regulators implemented new regulations and waived, (in some cases temporarily), certain existing regulations, including those discussed below. These new regulations and waivers of the other regulations expired on May 11, 2023.

Temporary suspension of certain patient coverage criteria and documentation and care requirements — CMS issued a series of temporary waivers, rules, and guidance, suspending various Medicare patient coverage criteria as it related to the COVID-19 pandemic to ensure patients continued to have adequate access to care, notwithstanding the burdens placed on healthcare providers HHS also waived requirements specific to SNFs. During this time, CMS also suspended and reduced the priority of standard audit activities in order to focus on patient care. While all of these waivers expired with the termination of the PHE on May 11, 2023, others were terminated at various points in 2021 and 2022 during the PHE. Certain rules, such as requirements for COVID-19 reporting, testing, and vaccination remained in place through the end of the PHE.
Resuming visitation and resident rights — CMS issued guidance to facilities regarding patients’ rights to visitation, initially severely restricting patient visitation and then gradually broadening the scope of permitted visitation throughout the pandemic to reflect the availability of vaccinations and changes in standards concerning the use of facemasks for staff and visitors. While the PHE ended on May 11, 2023, CMS still intends for the guidance issued throughout the PHE to be influential on facilities and state regulators when managing general infection control measures.
Testing requirements — Beginning in April 2020, authorities in several states in which our independent operating subsidiaries are located began to mandate widespread COVID-19 testing at all SNFs and senior living facilities based on guidance from the Centers for Disease Control and Prevention (CDC). During the PHE, CMS issued revised parameters for testing, requiring routine testing of only unvaccinated staff and then further revised its guidance in September of 2022 to specify only symptomatic individuals and their close contacts, (including staff and residents), should be tested for COVID-19. On June 5, 2023, CMS published a final rule containing changes to COVID-19 vaccination, reporting, testing, and other requirements (Omnibus Final Rule), which takes effect 60 days after publication and ended the COVID-19 testing and reporting requirements for SNFs and senior living facilities imposed during the PHE. All of the federal, state and local government vaccines mandates have been rescinded since the end of the PHE.
Changes to Medicaid Reimbursement — In March of 2020, the Families First Coronavirus Relief Act (FFCRA) provided a 6.2% increase to the Federal Medicaid Assistance Percentage (FMAP) during the PHE. The FFCRA also imposed conditions restricting the disenrollment and standards for re-enrolling Medicaid beneficiaries to promote continuous care of beneficiaries during the PHE. The Consolidated Appropriations Act of 2023 ("CAA 2023") amended these Medicaid enrollment protections and increased FMAP funding provided in the FFCRA. In the first quarter of 2023, the FMAP increase CMS provides to the states remained elevated by 6.2%, but this amount will taper to 0% by the end of 2023. The ultimate amount of Medicaid funding provided from each state will vary substantially based on each state's policies.
Under the CAA 2023, states are allowed to begin disenrolling Medicaid beneficiaries and resuming Medicaid eligibility determinations beginning on April 1, 2023 upon satisfying conditions that include reviewing Medicaid beneficiaries eligibility.
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
Patient-Driven Payment Model (PDPM)
The SNF PPS Rule became effective October 1, 2019. The SNF PPS Rule included a new case mix model that focuses on the patient’s condition (clinically relevant factors) and resulting care needs, rather than on the volume of care provided, to determine Medicare reimbursement. The case mix-model is called the Patient-Driven Payment Model (PDPM), which utilizes clinically relevant factors for determining Medicare payment by using diagnosis codes and other patient characteristics as the basis for patient classification. PDPM utilizes five case-mix adjusted payment components: physician therapy, occupational therapy, speech language pathology, nursing and social services and non-therapy ancillary services. It also uses a sixth non-case mix component to cover utilization of SNFs' resources that do not vary depending on resident characteristics.
PDPM replaces the existing methodology, and is intended to achieve a more value-based, unified post-acute care payment system. For example, PDPM adjusts Medicare payments based on each aspect of a resident’s care. Under the SNF PPS PDPM system, the payment to SNFs and nursing homes is based heavily on the patient’s condition rather than the specific services provided by each SNF.

Skilled Nursing Facility - Quality Reporting Program (SNF QRP)
The Improving Medicare Post-Acute Care Transformation Act of 2014 (IMPACT Act) provided data reporting requirements for certain Post-Acute-Care (PAC) providers.  If a SNF does not submit required quality data as required by the IMPACT Act, its payment rates are reduced by 2.0% for each such fiscal year, which may result in payment rates for a fiscal year being less than the preceding fiscal year.
The SNF QRP standardized patient assessment data elements. The SNF QRP applies to freestanding SNFs, SNFs affiliated with acute care facilities and all non-critical access hospital swing-bed rural hospitals. These data elements are the subject of frequent change and adjustment. CMS's rulemaking often identifies new data elements to be reported.
For example, in July of 2022, CMS announced revisions to calculating its five-star ratings for the Nursing Home Compare website. Under this new calculation, points are assigned to a SNF based on its performance across six measures: (1) case-mix adjusted total nurse staffing levels (including registered nurses, licensed practical nurses, and nursing aides), measured by hours per resident per day; (2) case-mix adjusted registered nurse staffing levels, measured by hours per resident per day; (3) case-mix adjusted total nurse staffing levels (including registered nurses, licensed practical nurses, and nursing aides), measured by hours per resident day on the weekend; (4) total nurse turnover, defined as the percentage of nursing staff that left the nursing home over a 12-month period; (5) registered nurse turnover, defined as the percentage of registered nursing staff that left the nursing home over a 12-month period; and (6) administrator turnover, defined as the percentage of administrators that left the nursing home over a 12-month period. These six measures will be measured on a quarterly basis.
These six new measures were included in the five-star rating in October 2022. In addition, CMS also implemented a planned increase to the quality measure reporting thresholds, increasing each threshold by one-half of the average improvement of quality measure scores since CMS last set quality measure thresholds. Going forward, CMS plans to implement similar rating threshold increases every six months.
On July 29, 2022, CMS announced the adoption of a process measure for influenza vaccination coverage among healthcare personnel within SNFs. This measure will be determined by the percentage of SNF healthcare personnel who receive an influenza vaccine any time from when it first becomes available through March 31 of the following year. SNFs began submitting this data on October 1, 2022.
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
Sequestration of Medicare Rates
The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called a sequestration. Medicare FFS claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2.0% reduction in Medicare payments through at least 2023, unless Congress takes further action. Under the CARES Act, there was a temporary suspension of the 2.0% reduction of Medicare claim reimbursements as a result of the COVID-19 pandemic which lasted until June 2022. Under the CAA 2023, a further 4% cut to Medicare spending that would have been required under the Statutory Pay-As-You-Go Act of 2010 (PAYGO) was waived for fiscal years 2023 and 2024. Instead, the CAA 2023 deferred any further Medicare sequestration under PAYGO until fiscal year 2025. The CAA 2023 also offset planned Medicare sequestrations that would have been as high as 4.0% and instead maintained fee schedule cuts of approximately 2%.

Skilled Nursing Facility Value-Based Purchasing (SNF-VBP) Program

The SNF-VBP Program rewards SNFs with incentive payments based on the quality of care they provide to Medicare beneficiaries, as measured by a hospital readmissions measure. CMS annually adjusts its payment rules for SNFs using the SNF-VBP Program. The program also introduced quality measures to assess how health information is shared and adopted a number of standardized patient assessment data elements that assess factors such as cognitive function and mental status, special services and social determinants of health. CMS uses regulations to specify how it measures the performance for SNFs as well as the data that SNFs are to report to CMS. The deadlines for baseline period quality measure quarterly reporting and performance periods and standards began in the 2023 program year.

On July 29, 2022, CMS released the final rule electing to not apply the SNF 30-Day All-Cause Readmission Measure (SNFRM) as part of performance scoring for fiscal year 2023. CMS will still publicly report the SNFRM, but it will not affect SNF payments. The final rule for the fiscal year 2023 SNF PPS also provided for SNF-VBP program expansion beyond the use of its single, all-cause hospital readmission measure to determine payment, with the inclusion of measures in fiscal year 2026 for SNF healthcare associated infections requiring hospitalization (SNF HAI) and total nursing hours per resident day measures, and in fiscal year 2027, the discharge to community post-acute care measure for SNFs, which assesses the rate of successful discharges to the community from a SNF setting.

On February 28, 2022, the Biden Administration published a fact sheet identifying the SNF-VBP Program as an area for change, specifically regarding staffing levels, retention and resident experience. In March of 2023, CMS updated its FAQ for the SNF-VBP program to incorporate information and details from the fiscal year 2023 SNF PPS final rule and the impact that rule changes may have on individual facility scoring.
Part B Rehabilitation Requirements

Some of our revenue is paid by the Medicare Part B program under a fee schedule. Part B services are limited with a payment cap by combined speech-language pathology services (SLP), physical therapy (PT) services and a separate annual cap for occupational therapy (OT) services. The Bipartisan Budget Act of 2018 (BBA) establishes coding modifier requirements to obtain payments beyond certain payment thresholds, discussed below and reaffirms the specific $3,000 claim audit threshold requirements for Medicare Administrative Contractors. For PT and SLP combined the threshold for coding modifier requirements was $2,230 for CY 2023 with the same threshold for OT services. The KX modifier is added to medical claims to indicate the providing clinician attests that the services corresponding to that claim were medically necessary and that the justification for those services is contained within the patient’s medical records. This modifier is intended for use where the services will exceed the threshold for those services set by the BBA and updated by annual fee schedule rules, yet are still appropriate and medically necessary, and thus should be compensated by Medicare.
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
On November 1, 2022, CMS issued the calendar year 2023 PFS, resulting in a PFS conversion factor of $33.06, a decrease of $1.55 from the calendar year 2022 PFS conversion factor of $34.61. This is a 4.45% cut to the conversion factor for calendar year 2023.
Additionally, the Multiple Procedure Payment Reduction (MPPR) continues at a 50% reduction, which is applied to therapy procedures by reducing payments for practice expense of the second and subsequent procedures when services provided beyond one unit of one procedure are provided on the same day. The implementation of MPPR includes (1) facilities that provide Medicare Part B speech-language pathology, occupational therapy and physical therapy services and bill under the same provider number; and (2) providers in private practice, including speech-language pathologists, who perform and bill for multiple services in a single day.

Through the end of coverage year 2024, certain of our Part B services provided through telehealth will still qualify for Medicare reimbursement based on flexibility first provided under the Emergency Waivers, which added physical therapy, occupational therapy and speech-language pathology to the list of approved telehealth Providers for the Medicare Part B programs provided by a SNF. During the PHE, CMS added certain PT and OT services to the list of Medicare-covered telehealth services on a temporary basis, some of which were made permanent for use and new codes were added for PT, OT, or SLP telehealth services—including some “sometimes therapy” codes that were not subject to MPPR. The CAA 2023 extended certain, but not all, telehealth flexibilities until December 31, 2024, allowing certain telehealth flexibilities to continue after the PHE's expiration. On February 13, 2023, CMS extended the use of these codes for telehealth through the end of CY 2023.
On July 13, 2023, CMS issued the proposed CY 2024 PFS. Under this proposed rule, overall payment rates for Medicare Part B services are to be reduced by 1.25% compared to calendar year 2023. Additionally, acts of Congress may affect the ultimate conversion factor and amounts paid under Medicare for the Company’s services, as the CY 2023 PFS final rule reimbursement rates were scheduled to be lower than those that took effect until Congress passed spending legislation that reduced the amount of spending cut from CY 2022 to CY 2023.

The proposed CY 2024 PFS contains provisions to make payments when physicians and certain non-physician practitioners, such as physician assistants, nurse practitioners, physical therapists, occupational therapists, and clinical psychologists, involve caregivers in implementing an individualized plan of treatment or therapy. The purpose of this proposed provision is to incentivize the training of caregivers and provide additional funds to offset the costs of training these caregivers through participation in licensed healthcare providers’ course of care for patients and residents.

The proposed CY 2024 PFS also solicits information regarding changing the requirements for supervision of physical therapist assistants and occupational therapist assistants in private practice from “direct” supervision to broader “general” supervision. The comments and data CMS receives from this request for information may affect the rate of reimbursement for PT and OT services in the future and may affect the desirability and utilization of physical therapy assistants and occupational therapy assistants for certain patient services. Additionally, the proposed CY 2024 PFS would add certain health maintenance and well-being coaching services to the services for which Medicare will reimburse telehealth services through December 31, 2024. This proposed rule also proposes adding risk assessments for social determinants of health to the list of telehealth services Medicare will reimburse on a permanent basis.
Programs of All-Inclusive Care for the Elderly
The requirements under the Programs of All-Inclusive Care for the Elderly (PACE) provide greater operational flexibility and update information under the Medicare and Medicaid programs, including leniency in compliance with program requirements during and after a 3-year trial period and relieving restrictions placed on the team that assesses and provides for the needs of each PACE participant. Further, non-physician primary care providers can provide certain services in place of primary care physicians. On February 1, 2023, CMS issued its final rule, which takes effect on April 3, 2023, requiring the collection of data by Medicare Advantage organizations and their service providers and the submission of data to CMS for risk adjustment data validation (RADV) audits. The purpose of these RADV audits is to maintain the accuracy of risk-adjusted payments made to Medicare Advantage organizations.
Decisions Regarding Skilled Nursing Facility Payment
Reimbursement rates and rules are subject to frequent change that historically, have had a significant effect on our revenue. The federal government and state governments continue to focus on efforts to curb spending on healthcare programs such as Medicare and Medicaid. We are not able to predict the outcome of the legislative process. We also cannot predict the extent to which proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals and existing new legislation will have on us. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue and could adversely affect our business, financial condition and results of operations.
These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions influenced by budgetary or political pressures, may materially adversely affect the rates at which Medicare reimburses us for our services. Implementation of these and other types of measures has in the past, and could in the future, result in substantial reductions in our revenue and operating margins. For a discussion of historic adjustments and recent changes to the Medicare program and other reimbursement rates, see Part II, Item 1A Risk Factors under the headings Risks Related to Our Business and Industry.

Patient Protection and Affordable Care Act
Various healthcare reform provisions became law upon enactment of the ACA. The reforms contained in the ACA have affected our operating subsidiaries in some manner and are directed in large part at increased quality and cost reductions. Several of the reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services and the underlying regulatory environment.
The Inflation Reduction Act of 2022 (IRA), which continued and expanded certain provisions of the ACA, extended the premium subsidies paid by the federal government, until the end of 2024, resulting in subsidies being available to offset or reduce the costs of private health insurance policies for qualifying individuals. This may aid older patients in obtaining or keeping their health insurance in order to pay for long-term care services. The CAA 2023 revised the funds available to fund Medicare in 2023 and deferred the PAYGO sequestration of Medicare expenses, resulting in the CY 2023 PFS increasing its conversion factor from $33.06 to more than $33.89.
The 2024 presidential election may significantly alter the current regulatory framework and impact our business and the health care industry, including any further extensions or expansions of certain ACA provisions, namely recent rulemaking activity regarding ACA Section 1557's anti-discrimination provisions. We continually monitor these developments so we can respond to the changing regulatory environment impacting our business.
Requirements of Participation
CMS has requirements that providers, including SNFs, must meet in order to participate in the Medicare and Medicaid Programs. Some of these requirements can be burdensome and costly.
One such requirement of participation in the Medicare and Medicaid programs involves limitations around the use of pre-dispute, binding arbitration agreements by SNFs. CMS has issued guidance and direction around arbitration that must be satisfied for any agreement to be enforceable and which may result in adverse consequences for our business if not followed. Congress has routinely introduced, but not passed, legislation addressing the issue of arbitration agreements used by SNFs. While legislative action is possible in the future, federal regulations and state/federal laws remain our primary source of authority over the use of pre-dispute binding arbitration agreements.
On June 29, 2022, CMS announced updated guidance for Phase 2 and 3 of the Requirements of Participation. CMS distributed these updates to surveyors and state agencies in order to, among other things, enhance responses to resident complaints and reported incidents. This guidance focuses on the following topics: (1) resident abuse and neglect (including reporting of abuse); (2) admission, transfer and discharge; (3) mental health and substance abuse disorders; (4) nurse staffing and reporting of payroll to evaluate staffing sufficiency; (5) residents’ rights (including visitation); (6) potential inaccurate diagnoses or assessments; (7) prescription and use of pharmaceuticals, including psychotropics and drugs that act like psychotropics; (8) infection prevention and control; (9) arbitration of disputes between facilities and residents; (10) psychosocial outcomes and related severity; and (11) the timeliness and completion of state investigations to improve consistency in the application of standards among various states.
On July 29, 2022, CMS updated the Medicare Requirements of Participation for SNFs, which includes the modification of requirements associated with a facility's physical environment to minimize unnecessary renovation expenses in order to avoid closure of SNFs due to the related expense. CMS "grandfathered" certain facilities and will allow SNFs that were participating in Medicare before July 5, 2016 and that previously used the Fire Safety Evaluation System (FSES) to continue using the 2001 FSES mandatory values when determining compliance with applicable standards. CMS also updated the Requirements of Participation to revise existing qualification requirements for directors of food and nutrition services in SNFs, while "grandfathering" directors with two or more years of experience and certain minimum training in food safety so that they may continue in that role without satisfying further educational requirements.
On February 17, 2023, CMS revised the survey resources that CMS and state surveyors use in evaluating SNFs’ compliance with federal Requirements for Participation. This revision incorporated the recent changes to CMS’s focused infection control survey item, which CMS had removed in favor of standard infection control survey measures. These changes were made to the most recent revision of long-term care facility survey documents that CMS had last revised in October of 2022. These updates provided more information for state surveyors to utilize when evaluating SNFs’ compliance with the Medicare Requirements of Participation, as well as included guidance for facilities on operationalizing compliance with these requirements based on how surveyors would measure and evaluate facility performance.

Civil and Criminal Fraud and Abuse Laws and Enforcement
Various complex federal and state laws exist which govern a wide array of referrals, relationships and arrangements, and prohibit fraud by healthcare providers. Governmental agencies are devoting increasing attention and resources to such anti-fraud efforts. The Balanced Budget Act of 1997 expanded the penalties for healthcare fraud. Additionally, the government or those acting on its behalf may bring an action under the FCA, alleging that a healthcare provider has defrauded the government by submitting a claim for items or services not rendered as claimed, which may include coding errors, billing for services not provided and submitting false or erroneous cost reports. The FCA clarifies that if an item or service is provided in violation of the AKS, the claim submitted for those items or services is a false claim that may be prosecuted under the FCA as a false claim. Under the qui tam or “whistleblower” provisions of the FCA, a private individual with knowledge of fraud may bring a claim on behalf of the federal government and receive a percentage of the federal government’s recovery. The Biden-Harris Administration has also signaled an increasing focus on nursing home performance and the reimbursement nursing homes receive from federal healthcare payment programs. Many states also have a false claim prohibition that mirrors or closely tracks the federal FCA.
Federal law also provides that the OIG has the authority to exclude individuals and entities from federally funded health care programs on a number of grounds, including, but not limited to, certain types of criminal offenses, licensure revocations or suspensions and exclusion from state or other federal healthcare programs. CMS can recover overpayments from health care providers up to six years following the year in which payment was made.
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
Our business model, like those of some other for-profit operators, is based in part on seeking out higher-acuity patients whom we believe are generally more profitable. Over time our overall patient mix has consistently shifted to higher-acuity in most facilities we operate. We also use specialized care-delivery software that assists our caregivers in more accurately capturing and recording services in order to, among other things, increase reimbursement to levels appropriate for the care actually delivered. These efforts may place us under greater scrutiny with the OIG, CMS, our fiscal intermediaries, recovery audit contractors and others.
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
The Five-Star Quality reporting system for nursing homes is displayed on CMS's consumer-based Nursing Home Compare website, along with a consumer alert icon next to nursing homes that have been cited for incidents of abuse, neglect, or exploitation on the Nursing Home Compare website. The Nursing Home Compare website is updated monthly with CMS’s refresh of survey inspection results on that website. Additionally, in April of 2022, the Nursing Home Compare website began publishing the ownership information for Medicare-enrolled nursing facilities based on disclosures made to CMS from 2016 through 2022 due to mergers, acquisitions, or other changes in ownership, to allow for the identification of common ownership of nursing facilities.

In 2020, in response to the COVID-19 pandemic, CMS temporarily froze SNF QRP data, including data in the staffing and health inspection domains, on the Nursing Home Compare website to account for the then-suspended reporting and inspection obligations. In January of 2021, the freeze on reporting and data updates ended and the Five-Star Quality ratings resumed as normal on the Nursing Home Compare website which included new and other data CMS has collected and required SNFs to report as discussed within this Government Regulation heading. In January of 2022, the Nursing Home Compare website began reporting SNF weekend staffing as well as staff tenure and other collected staffing data, which would also be incorporated into its Five-Star Quality ratings. This data was included in the October 2022 refresh of the Nursing Home Compare website.
In January of 2023, CMS updated the Nursing Home Five-Star Quality Rating System’s Technical Users’ Guide. As explained in the latest update to this guide, CMS will be auditing schizophrenia coding within the MDS reported to CMS, with adjustments to quality ratings based on any inaccuracies in this schizophrenia-related data. Additionally, CMS will not display citations that a facility has informally disputed on the Nursing Home Compare website, although the outcome of such citations will only be included in the calculation of a facility’s star rating once the dispute is completed and the underlying survey considered final.
In July 2023, CMS revised the nursing-home level exclusion criteria used on the administrator turnover measure, adding information regarding its calculation of the staff turnover measure and publishing an updated ratings table, which identifies the points needed for each nursing facility to obtain certain star ratings within its state. Only 10% of nursing facilities can receive a five-star rating in the state where it operates.
State Legislation Concerning Nursing Home Supervision — California passed into law a bill which changes the limitations, or “caps,” on non-economic damages that can be awarded in medical negligence cases filed against healthcare providers (including skilled nursing and long-term care facilities). Beginning on January 1, 2023, non-economic damages (i.e. pain and suffering) available to plaintiffs suing healthcare providers in medical malpractice and professional negligence cases increased from $0.25 million to $0.35 million, and will then increase over the following ten years up to a $0.75 million cap. Once the limit reaches $0.75 million, a 2% annual inflationary adjustment will attach beginning on January 1, 2034. In wrongful death cases that arise from claims of medical malpractice and professional negligence, the cap on non-economic damages increased from $0.25 million to $0.50 million on January 1, 2023, and increase every year thereafter for ten years until the cap on non-economic damages in such cases is $1.0 million; thereafter, this cap will also be subject to an annual 2% increase. The caps are separate as to each claim, meaning that there is one cap for negligence and one cap for wrongful death. The new limits on non-economic damages apply prospectively to lawsuits filed on and after January 1, 2023.
On September 27, 2022, California’s Governor signed into law the Skilled Nursing Facility Ownership and Management Reform Act of 2022. Expected to take effect on July 1, 2023, this law increases the oversight authority of the California Department of Public Health, and changes several provisions regarding SNF licensing in the State of California. This includes eliminating previous regulatory provisions that permitted SNFs to operate in advance of receiving their formal license from the State. This law also requires SNF license applicants to disclose additional information in connection with a license application and evaluates more data regarding the applicant’s prior operations, including prior citations, CMS sanctions and legal proceedings against the applicant or other facilities owned or managed by the applicant before issuing a license.

United States Supreme Court Decisions – On June 8, 2023, the United States Supreme Court issued its opinion in Health and Hospital Corporation of Marion County, Indiana (HHC) v. Talevski, which pertained to claims of mistreatment in a nursing home. The nursing home was publicly owned by the government county where it operated, rather than privately owned such as our facilities are through independent operating subsidiaries. The question before the Supreme Court was whether the Nursing Home Reform Act (NHRA), passed as part of the Omnibus Budget Reconciliation Act of 1987 (OBRA), gave Talevski the right to sue HHC for a violation of his civil rights under 42 U.S.C. § 1983, a specific statute that allows for claims against persons who act for and on behalf of any government entity. The Supreme Court held that Talevski’s civil rights claim against HHC could proceed. While the facts of this case are of limited precedential value to our independent operating subsidiaries, which are not owned by and do not act on behalf of any government entity, this decision may draw wider public interest into claims against SNFs and senior living facilities generally.

Monitoring Compliance in Our Facilities

Governmental agencies and other authorities periodically inspect our independent operating facilities to assess compliance with various standards, rules and regulations, with potential fines, sanctions and other penalties for noncompliance. Unannounced surveys or inspections generally occur at least annually and may also follow a government agency's receipt of a complaint about a facility. Facilities must pass these inspections to maintain licensure under state law, to obtain or maintain certification under the Medicare and Medicaid programs, to continue participation in the Veterans Administration program at some facilities, and to comply with provider contracts with managed care clients at many facilities. From time to time, our independent operating subsidiaries, like others in the healthcare industry, may receive notices from federal and state regulatory agencies of an alleged failure to substantially comply with applicable standards, rules or regulations. These notices may require corrective action, may impose civil monetary penalties for noncompliance, and may threaten or impose other operating restrictions on SNFs such as admission holds, provisional skilled nursing license, or increased staffing requirements. If our independent operating subsidiaries fail to comply with these directives or otherwise fail to comply substantially with licensure and certification laws, rules and regulations, the facility could lose its certification as a Medicare or Medicaid provider, or lose its license permitting operation in the State.

Facilities with otherwise acceptable regulatory histories generally are given an opportunity to correct deficiencies and continue their participation in the Medicare and Medicaid programs by a certain date, usually within six months of inspection; however, although where denial of payment remedies are asserted, such interim remedies go into effect much sooner. Facilities with deficiencies that immediately jeopardize patient health and safety and those that are classified as poor performing facilities, however, may not be given an opportunity to correct their deficiencies prior to the imposition of remedies and other enforcement actions. Moreover, facilities with poor regulatory histories continue to be classified by CMS as poor performing facilities notwithstanding any intervening change in ownership, unless the new owner obtains a new Medicare provider agreement instead of assuming the facility's existing agreement. However, new owners nearly always assume the existing Medicare provider agreement due to the difficulty and time delays generally associated with obtaining new Medicare certifications, especially in previously certified locations with sub-par operating histories. Accordingly, facilities that have poor regulatory histories before acquisition by our independent operating subsidiaries and that develop new deficiencies after acquisition are more likely to have sanctions imposed upon them by CMS or state regulators.
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
On October 21, 2022, CMS issued a Memorandum identifying the changes it intends to make in connection with the oversight of those facilities that fall under the SFF Program, including increased penalties for SFFs that fail to improve their performance upon further inspection by CMS, increasing the standards SFFs must meet to graduate from the SFF program, maintaining heightened oversight of any SFF for a period of three years after it graduates and increasing the technical assistance CMS provides to SFFs.
Sanctions such as denial of payment for new admissions often are scheduled to go into effect before surveyors return to verify compliance. Generally, if the surveyors confirm that the facility is in compliance upon their return, the sanctions never take effect. However, if they determine that the facility is not in compliance, the denial of payment goes into effect retroactive to the date given in the original notice, leaving operators with the task of deciding whether to continue accepting patients after the potential denial of payment date--risking the retroactive denial of revenue. Some of our independent operating subsidiaries have been or will be in denial of payment status due to findings of continued regulatory deficiencies, resulting in an actual loss of revenue associated with Medicare and Medicaid patients admitted after the denial of payment date. Additional sanctions could ensue and, if imposed, could include various remedies up to and including decertification.
CMS has undertaken several initiatives to increase or intensify Medicaid and Medicare survey and enforcement activities, including federal oversight of state surveyors. CMS is taking steps to focus more survey and enforcement efforts on facilities with findings of substandard care or repeat violations of Medicaid and Medicare standards and to identify multi-facility providers with patterns of noncompliance. CMS is also increasing its oversight of state survey agencies and requiring state agencies to use enforcement sanctions and remedies more promptly when substandard care or repeat violations are identified, to investigate complaints more promptly, and to survey facilities more consistently.

Regulations Regarding Financial Arrangements
We are also subject to federal and state laws that regulate financial arrangement by and between healthcare providers, such as the federal and state anti-kickback laws, the Stark laws, and various state anti-referral laws.
The Social Security Act prohibits the knowing and willful offer, payment, solicitation, or receipt of any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce the referral of an individual, in return for recommending, or to arrange for, the referral of an individual for any item or service payable under any federal healthcare program, including Medicare or Medicaid. The OIG has issued regulations that create “safe harbors” for certain conduct and business relationships that are deemed protected under the Social Security Act. In order to receive safe harbor protection, all of the requirements of a safe harbor must be met. The fact that a given business arrangement does not fall within one of these safe harbors does not render the arrangement per se illegal. Business arrangements of healthcare service providers that fail to satisfy the applicable safe harbor criteria, if investigated, will be evaluated on a case-by-case basis based upon all facts and circumstances and risk increased scrutiny and possible sanctions by enforcement authorities.
Violations of the Social Security Act can result in inflation-adjusted criminal penalties of more than $0.1 million and ten years imprisonment. It can also result in inflation-adjusted civil monetary penalties of more than $0.1 million per violation and an assessment of up to three times the total amount of remuneration offered, paid, solicited, or received. It may also result in an individual's or organization's exclusion from future participation in federal healthcare programs. State Medicaid programs are required to enact an anti-kickback statute. Many states in which our independent operating subsidiaries operate have adopted or are considering similar legislative proposals, some of which extend beyond that state's e-Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients regardless of the source of payment for the care.
Additionally, the "Stark Law" of the Social Security Act provides that a physician may not refer a Medicare or Medicaid patient for a “designated health service” to an entity with which the physician or an immediate family member has a financial relationship unless the financial arrangement meets an exception under the Stark Law or its regulations. Designated health services include, in relevant part, inpatient and outpatient hospital services, PT, OT, SLP, durable medical equipment, prosthetics, orthotics and supplies, diagnostic imaging, and home health services. Under the Stark Law, a “financial relationship” is defined as an ownership or investment interest or a compensation arrangement. If such a financial relationship exists and does not meet a Stark Law exception, the entity is disallowed from seeking payment under the Medicare or Medicaid programs or from collecting from the patient or other payor. Statutory and regulatory exceptions and exemptions to this exist and have specific rules that must be followed to qualify for such exception or exemption. Any funds collected for an item or service resulting from a referral that violates the Stark Law are not eligible for payment by federal healthcare programs and must be repaid. Violations of the Stark Law may result in the imposition of civil monetary penalties, including, treble damages. Individuals and organizations may also be excluded from participation in federal healthcare programs for Stark Law violations. Many states have enacted healthcare provider referral laws that go beyond physician self-referrals or apply to a greater range of services than just the designated health services under the Stark Law.
Regulations Regarding Patient Record Confidentiality
Health care providers are also subject to laws and regulations enacted to protect the confidentiality of patient health information and patients' right to access such information. For example, HHS has issued rules pursuant to HIPAA, including the Health Information Technology for Economic and Clinical Health (HITECH) Act which governs our use and disclosure of protected health information of patients. We and our independent operating subsidiaries have established policies and procedures to comply with HIPAA privacy and security requirements and our independent operating subsidiaries have adopted and implemented HIPAA compliance plans, which we believe comply with the HIPAA privacy and security regulations, which impose significant costs for ongoing compliance activities.
There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. Our independent operating subsidiaries are also subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA.

Antitrust Laws

We are also subject to federal and state antitrust laws. Enforcement of the antitrust laws against healthcare providers is common, and antitrust liability may arise in a wide variety of circumstances, including third party contracting, physician relations, joint venture, merger, affiliation and acquisition activities. On February 3, 2023, the DOJ’s Antitrust Division withdrew its support for three policies that had been jointly created by the DOJ and the Federal Trade Commission in 1993, 1996, and 2011, announcing instead, without providing further alternative guidance, that the DOJ would take a case-by-case enforcement approach to evaluate conduct in the healthcare industry, citing that the previous policies were outdated and overly permissive. Similarly, on July 14, 2023, the Federal Trade Commission (“FTC”) withdrew two antitrust policy statements related to enforcement in healthcare markets. Moving forward, the FTC will evaluate mergers and conduct in healthcare markets on a case-by-case basis using principles of antitrust enforcement and competition policy.

On July 19, 2023, the DOJ and FTC released a draft joint statement of antitrust policy that outlines 13 guidelines to be used when determining if a merger is unlawfully anticompetitive under antitrust laws. These guidelines cover various aspects of antitrust enforcement relevant to SNF and senior living facilities, such as market concentration, competition between firms, risk of coordination, elimination of potential entrants, control of products or services, vertical mergers, dominant positions, trends toward concentration, series of multiple acquisitions, multi-sided platforms, competing buyers, partial ownership or minority interests, and overall impact on competition. The draft joint statement also includes detailed sections on the application of the guidelines, defining relevant markets, and approaches to rebuttal evidence. These proposed statements are not exhaustive, and the DOJ and FTC may focus on one or multiple guidelines depending on the specific circumstances of each merger. These proposed general statements of antitrust policy, once finalized, may be a prelude to a new joint statement of healthcare antitrust policy of the DOJ and FTC, with the agencies’ finalized general statements providing insight into whether healthcare-specific statements will be issued. This development and potential new guidance regarding DOJ and FTC antitrust policy increases risk and uncertainty regarding transactions that may be subject to criminal and civil enforcement by federal and state agencies, as well as by private litigants.
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

A majority of states provide, or are approved to provide, Medicaid payments for personal care and medical services to some residents in licensed senior living communities. As rates paid to senior living community operators are generally lower than rates paid to SNF operators, some states use Medicaid funding of senior living services as a means of lowering the cost of services for residents who may not need the higher level of health services provided in SNFs. States that administer Medicaid programs for services in senior living communities are responsible for monitoring the participating communities and, as a result of the growth of senior living in recent years, these states have adopted licensing standards applicable to senior living communities.

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
The types of laws and statutes affecting the regulatory landscape of the post-acute industry continue to expand and the pressure to enforce those laws by federal and state authorities continues to grow as well. In order to operate our businesses, we and our independent operating subsidiaries must comply with myriad federal, state and local laws from healthcare including provisions regarding patient safety, staffing, and prescription drugs to environmental issues. Changes in the law or new interpretations of existing laws may have an adverse impact on our methods and costs of doing business.
RESULTS OF OPERATIONS
We believe we exist to dignify and transform post-acute care. We set out a strategy to achieve our goal of ensuring our patients are receiving the best possible care through our ability to acquire, integrate and improve our operations. Our results serve as a strong indicator that our strategy is working and our transformation is underway.
Our total revenue for the three months ended June 30, 2023 increased $188.9 million, or 25.8%, while our diluted GAAP earnings per share grew by 10.9%, from $1.01 to $1.12, compared to the three months ended June 30, 2022. Throughout 2023, we have continued to make progress on targeted initiatives related to increasing occupancy in our facilities and attracting and developing our people.
Our combined Same Facilities and Transitioning Facilities occupancy increased by 3.1% compared to the three months ended June 30, 2022. As our census returns to pre-pandemic levels, we anticipate a return to our historical seasonality trends, which typically result in higher occupancy and skilled mix during the first and fourth quarters and softening in the second and third quarters. See Recent Activities for our operational update.
During the six months ended June 30, 2023, we added 19 new operations, which included 17 operations in California. These California facilities include an amazing group of highly skilled team members who will further our mission of dignifying long term care. We continue to work diligently with existing and recently acquired operations so that each can reach its full clinical and financial potential.
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

The following table sets forth details of operating results for our revenue, expenses and earnings, and their respective components, as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

REVENUE:
Service revenue	99.4%	99.4%	99.4%	99.4%
Rental revenue	0.6	0.6	0.6	0.6
TOTAL REVENUE	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services	78.4	76.9	78.5	77.4
Rent—cost of services	5.4	5.1	5.3	5.0
General and administrative expense	5.8	5.3	5.8	5.4
Depreciation and amortization	1.9	2.0	2.0	2.0
TOTAL EXPENSES	91.5	89.3	91.6	89.8
Income from operations	8.5	10.7	8.4	10.2
Other income (expense):
Interest expense	(0.2)	(0.4)	(0.2)	(0.3)
Other income (expense)	0.5	(0.3)	0.6	(0.2)
Other income (expense), net	0.3	(0.7)	0.4	(0.5)
Income before provision for income taxes	8.8	10.0	8.8	9.7
Provision for income taxes	1.9	2.1	2.0	2.2
NET INCOME	6.9	7.9	6.8	7.5
Less: net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to The Ensign Group, Inc.	6.9%	7.9%	6.8%	7.5%

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

SEGMENT INCOME(1)	(In thousands)
Skilled services	$117,008	$102,266	$230,353	$200,522
Standard Bearer(2)	7,133	6,838	14,352	13,738
NON-GAAP FINANCIAL MEASURES:
PERFORMANCE METRICS
Adjusted EBT	88,471	76,712	174,815	151,958
EBITDA	95,373	92,978	187,243	177,016
Adjusted EBITDA	102,791	96,096	202,576	188,825
FFO for Standard Bearer	13,266	12,054	26,451	23,975

VALUATION METRICS
Adjusted EBITDAR	$152,551		$298,973
(1) Segment income represents operating results of the reportable segments excluding gain and loss on sale of assets, real estate insurance recoveries and losses, impairment charges and provision for income taxes. Included in segment income for Standard Bearer are expenses for intercompany management fees between Standard Bearer and the Service Center and intercompany interest expense. Segment income is reconciled to the Condensed Consolidated Statement of Income in Note 7, Business Segments in Notes to Interim Financial Statements of this Quarterly Report on Form 10-Q.
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

Adjusted EBT is income before provision for income taxes adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•stock-based compensation expense;
•legal adjustments;
•gain on business interruption of recoveries and sale of assets;
•write off deferred financing fees;
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

The table below reconciles income before provision for income taxes to Adjusted EBT for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Consolidated statements of income data:	(In thousands)
Income before provision for income taxes	$81,053	$72,957	$159,435	$139,183
Stock-based compensation expense	8,881	5,616	15,454	10,783
Legal adjustments(a)	(885)	—	(818)	3,626
Gain on business interruption recoveries and sale of assets	(750)	(2,567)	(750)	(2,567)
Write off deferred financing fees(b)	—	566	—	566
Acquisition related costs(c)	112	65	572	171
Costs incurred related to new systems implementation	60	4	875	69
Depreciation and amortization - patient base(d)	—	71	47	127
ADJUSTED EBT	$88,471	$76,712	$174,815	$151,958
(a) Legal adjustments relate to findings attributable to our ancillary services subsidiary, which includes the portion attributable to non-controlling interests.
(b) Represents the write off of deferred financing fees associated with the amendment of the credit facility.
(c) Costs incurred to acquire operations that are not capitalizable.
(d) Included in depreciation and amortization are amortization expenses related to patient base intangible assets at newly acquired skilled nursing and senior living facilities.

The table below reconciles net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Consolidated statements of income data:	(In thousands)
Net income	$64,090	$57,803	$124,059	$107,891
Less: net income (loss) attributable to noncontrolling interests	97	112	214	(140)
Add: Other (income) expense, net	(3,179)	5,275	(6,686)	8,159
Provision for income taxes	16,963	15,154	35,376	31,292
Depreciation and amortization	17,596	14,858	34,708	29,534
EBITDA	$95,373	$92,978	$187,243	$177,016

Stock-based compensation expense	8,881	5,616	15,454	10,783
Legal adjustments(a)	(885)	—	(818)	3,353
Gain on business interruption recoveries and sale of assets	(750)	(2,567)	(750)	(2,567)
Acquisition related costs(b)	112	65	572	171
Costs incurred related to new systems implementation	60	4	875	69
ADJUSTED EBITDA	$102,791	$96,096	$202,576	$188,825
Rent—cost of services	49,760	37,228	96,397	72,990
ADJUSTED EBITDAR	$152,551		$298,973

(a) Legal adjustments relate to findings attributable to our ancillary services subsidiary, which excludes the portion attributable to non-controlling interests.
(b) Costs incurred to acquire operations that are not capitalizable.

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

The following table sets forth details of operating results for our revenue and earnings, and their respective components, by our reportable segment for the periods indicated.

	Three Months Ended June 30, 2023
	Skilled services	Standard Bearer	All Other		Eliminations	Consolidated
Total Revenue	$884,200	$19,914	$38,354		$(21,123)	$921,345
Total expenses, including other income, net	767,192	12,781	81,342		(21,123)	840,192
Segment income (loss)	117,008	7,133	(42,988)		—	81,153
Loss on real estate insurance recoveries	—	—	—	—	—	(100)
Income before provision for income taxes						$81,053

	Three Months Ended June 30, 2022
	Skilled services	Standard Bearer	All Other	Eliminations	Consolidated
Total Revenue	$702,478	$17,598	$30,619	$(18,209)	$732,486
Total expenses, including other income, net	600,212	10,760	69,233	(18,209)	661,996
Segment income (loss)	102,266	6,838	(38,614)	—	70,490
Gain from sale of real estate	—	—	—	—	2,467
Income before provision for income taxes					$72,957

Our total revenue increased by $188.9 million, or 25.8%, compared to the three months ended June 30, 2022. The increase in revenue was driven by an increase in occupancy and patient days from our skilled services operations, growth in skilled average daily census and the impact of acquisitions. Total revenue from operations acquired on or subsequent to July 1, 2022 increased our consolidated service revenue by $130.2 million during the three months ended June 30, 2023, when compared to the same period in 2022. We recorded $18.5 million of state relief revenue in the second quarter of 2023 compared to $24.5 million in the same period in 2022. All state relief revenue is included in Medicaid revenue.
Skilled Services

REVENUE

The following table presents the skilled services revenue and key performance metrics by category during the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change	% Change

TOTAL FACILITY RESULTS:	(Dollars in thousands)
Skilled services revenue	$884,200	$702,478	$181,722	25.9%
Number of facilities at period end	253	215	38	17.7%
Number of campuses at period end*	26	25	1	4.0%
Actual patient days	2,124,862	1,745,027	379,835	21.8%
Occupancy percentage — Operational beds	78.0%	75.2%		2.8%
Skilled mix by nursing days	30.8%	31.1%		(0.3)%
Skilled mix by nursing revenue	50.7%	50.9%		(0.2)%

	Three Months Ended June 30,
	2023	2022	Change	% Change

SAME FACILITY RESULTS:(1)	(Dollars in thousands)
Skilled services revenue	$684,011	$634,382	$49,629	7.8%
Number of facilities at period end	189	189	—	—%
Number of campuses at period end*	24	24	—	—%
Actual patient days	1,623,806	1,559,081	64,725	4.2%
Occupancy percentage — Operational beds	78.5%	75.5%		3.0%
Skilled mix by nursing days	32.3%	31.8%		0.5%
Skilled mix by nursing revenue	51.8%	51.8%		—%

	Three Months Ended June 30,
	2023	2022	Change	% Change

TRANSITIONING FACILITY RESULTS:(2)	(Dollars in thousands)
Skilled services revenue	$62,202	$56,857	$5,345	9.4%
Number of facilities at period end	22	22	—	—%
Number of campuses at period end*	1	1	—	—%
Actual patient days	162,245	154,303	7,942	5.1%
Occupancy percentage — Operational beds	75.5%	72.2%		3.3%
Skilled mix by nursing days	21.5%	21.8%		(0.3)%
Skilled mix by nursing revenue	38.7%	39.8%		(1.1)%

	Three Months Ended June 30,
	2023	2022	Change	% Change

RECENTLY ACQUIRED FACILITY RESULTS:(3)	(Dollars in thousands)
Skilled services revenue	$137,987	$11,239	$126,748	NM
Number of facilities at period end	42	4	38	NM
Number of campuses at period end*	1	—	1	NM
Actual patient days	338,811	31,643	307,168	NM
Occupancy percentage — Operational beds	77.2%	76.8%		NM
Skilled mix by nursing days	28.0%	37.8%		NM
Skilled mix by nursing revenue	51.0%	57.5%		NM
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

Skilled services revenue increased by $181.7 million, or 25.9%, compared to the three months ended June 30, 2022. The increases in skilled services revenue were across all payer types including increases in Medicaid revenue of $76.8 million, or 22.8%, Medicare revenue of $57.6 million, or 30.2%, managed care revenue of $32.5 million, or 25.3%, and private revenue of $14.8 million, or 32.3%.

The increase in skilled services revenue was primarily driven by strong performance across our skilled services operations as our occupancy continued to recover in the second quarter of 2023 and growth in skilled census. Our consolidated occupancy increased by 2.8% during the three months ended June 30, 2023 compared to the same period in 2022.

Revenue in our Same Facilities increased by $49.6 million, or 7.8% due to increased occupancy and a shift to higher acuity patients. Our diligent efforts to strengthen our partnerships with various managed care organizations, hospitals and the local communities we operate in increased our managed care days by 8.7% and managed care revenue per patient day by 3.6%, resulting in an increase in managed care revenue of 13.0%. In addition, Medicaid revenue increased by $20.1 million or 6.7%, mainly from the increase in days and Medicaid revenue per patient day.

Revenue generated by our Transitioning Facilities increased by $5.3 million, or 9.4%, primarily due to improved occupancy growth and an increase in revenue per patient day. Our Medicaid days, private days and Medicare skilled days increased by 5.5%, 5.2% and 3.4%, respectively, demonstrating our ability to focus on increasing occupancy across various payer types.

Skilled services revenue generated by facilities purchased on or subsequent to January 1, 2022 (Recently Acquired Facilities) increased by $126.7 million compared to the three months ended June 30, 2022. We acquired 39 operations between July 1, 2022 and June 30, 2023 across six states.
In the future, if we acquire additional turnaround or start-up operations, we expect to see lower occupancy rates and skilled mix, and these metrics are expected to vary from period to period based upon the maturity of the facilities within our portfolio. Historically, we have generally experienced lower occupancy rates, lower skilled mix at Recently Acquired Facilities and therefore, we anticipate generally lower overall occupancy during years of growth. Included in our metrics for Recently Acquired Facilities are 17 facilities we acquired that are mature and have higher occupancy rates, higher skilled mix days and skilled mix revenue.

The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate (1):

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2023	2022	2023	2022	2023	2022	2023	2022

SKILLED NURSING AVERAGE DAILY REVENUE RATES:
Medicare	$713.25	$689.52	$688.93	$669.27	$779.52	$745.30	$724.65	$688.61
Managed care	529.37	511.11	514.98	491.90	554.92	469.14	531.37	509.64
Other skilled	598.17	572.30	552.95	545.25	491.76	439.37	583.35	560.62
Total skilled revenue	611.66	593.63	607.45	587.69	671.86	509.80	620.17	591.41
Medicaid	273.49	259.73	265.68	247.42	248.56	231.14	268.64	258.48
Private and other payors	261.94	247.13	251.31	248.55	264.11	183.00	261.47	246.87
Total skilled nursing revenue	$381.35	$364.70	$337.67	$321.67	$368.72	$334.65	$376.00	$360.65
(1) These rates exclude state relief funding and for the three months ended June 30, 2022 include sequestration reversal of 1%.

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 3.4% and 2.9%, respectively, compared to the three months ended June 30, 2022. The increase is attributable to the 2.7% net market basket increase that became effective in October 2022, offset by the reinstatement of the sequestration. Medicare daily rate in the second quarter of 2022 included three months of sequestration suspension of 1%. In addition, we have seen a shift to higher acuity patients.

Our average Medicaid rates increased 3.9% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states. Medicaid rates exclude the amount of state relief revenue we recorded.
Payor Sources as a Percentage of Skilled Nursing Services. We use our skilled mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods.

The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2023	2022	2023	2022	2023	2022	2023	2022
PERCENTAGE OF SKILLED NURSING REVENUE
Medicare	23.1%	24.5%	22.1%	22.9%	33.1%	17.9%	24.6%	24.2%
Managed care	19.9	19.2	12.0	12.6	12.7	9.5	18.2	18.5
Other skilled	8.8	8.1	4.6	4.3	5.2	30.1	7.9	8.2
Skilled Mix	51.8	51.8	38.7	39.8	51.0	57.5	50.7	50.9
Private and other payors	7.4	7.2	8.2	8.5	7.9	2.0	7.6	7.2
Medicaid	40.8	41.0	53.1	51.7	41.1	40.5	41.7	41.9
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2023	2022	2023	2022	2023	2022	2023	2022
PERCENTAGE OF SKILLED NURSING DAYS
Medicare	12.3%	13.0%	10.8%	11.0%	15.7%	8.0%	12.8%	12.7%
Managed care	14.3	13.7	7.9	8.3	8.4	6.8	12.9	13.1
Other skilled	5.7	5.1	2.8	2.5	3.9	23.0	5.1	5.3
Skilled Mix	32.3	31.8	21.5	21.8	28.0	37.8	30.8	31.1
Private and other payors	10.8	10.6	11.0	11.0	11.0	3.5	10.9	10.5
Medicaid	56.9	57.6	67.5	67.2	61.0	58.7	58.3	58.4
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services

The following table sets forth total cost of services for our Skilled services segment for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change
	2023	2022	$	%

Cost of service	$697,148	$544,751	$152,397	28.0%
Revenue percentage	78.8%	77.5%		1.3%

Cost of services related to our skilled services segment increased by $152.4 million, or 28.0%. Cost of services as a percentage of revenue increased to 78.8% from 77.5% due to costs related to higher staffing expenses as a result of the labor shortage environment. The increase in wages and benefits and additional overtime is offset by the decrease in contract labor usage as we made progress toward our staff hiring.
Standard Bearer

	Three Months Ended June 30,		Change
	2023	2022	$	%

	(Dollars in thousands)
Rental revenue generated from third-party tenants	$3,786	$3,704	$82	2.2%
Rental revenue generated from Ensign affiliated operations	16,128	13,894	2,234	16.1
TOTAL RENTAL REVENUE	$19,914	$17,598	$2,316	13.2%
Segment income	7,133	6,838	295	4.3
Depreciation and amortization	6,133	5,216	917	17.6
FFO	$13,266	$12,054	$1,212	10.1%

Rental revenue — Our rental revenue, including revenue generated from our affiliated facilities, increased by $2.3 million, or 13.2%, to $19.9 million, compared to the three months ended June 30, 2022. The increase in revenue is primarily attributable to eight real estate purchases, as well as annual rent increases since the three months ended June 30, 2022.

FFO — Our FFO increased by $1.2 million, or 10.1%, to $13.3 million, compared to the three months ended June 30, 2022. The increase in rental revenue of $2.3 million is offset by increases in interest expense of $0.9 million as well as management fee expense of $0.1 million associated with the intercompany agreements between Standard Bearer and the Service Center.
All Other Revenue

Our other revenue increased by $7.7 million, or 25.3%, to $38.4 million, compared to the three months ended June 30, 2022. Other revenue for 2023 includes senior living revenue of $19.0 million, revenue from other ancillary services of $16.6 million and sub-rental income of $2.8 million. The increase in other revenue is primarily attributable to our senior living operations' occupancy rates rebounding from COVID-19.

Consolidated Financial Expenses
Rent-cost of services — Our rent-cost of services as a percentage of total revenue increased by 0.3% to 5.4%, primarily due to lease obligations acquired as part of our operational expansions.
General and administrative expense — General and administrative expense increased $14.9 million or 38.7%, to $53.4 million. General and administrative expense as a percentage of revenue increased by 0.5% to 5.8%. This increase was primarily due to increased headcounts due to acquisition activities and bonuses due to enhanced performance.
Depreciation and amortization — Depreciation and amortization expense increased $2.7 million, or 18.4%, to $17.6 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations and capital expenditures. Depreciation and amortization decreased 0.1%, to 1.9%, as a percentage of revenue.

Other income (expense), net — Other income (expense), net as a percentage of revenue increased by 1.0%. Other income primarily includes interest income from our investments offset by interest expense related to our debt. Additionally our deferred investment program may have gains or losses depending on market performance. During the three months ended June 30, 2023, the deferred compensation investment program had a gain of $1.3 million. There is an offsetting expense allocated between cost of services and general and administrative expenses. During the three months ended June 30, 2022, the deferred compensation investment program had a loss of $3.3 million. There is an offsetting reduction in expense allocated between cost of services and general and administrative expenses.
Provision for income taxes — Our effective tax rate was 20.9% for the three months ended June 30, 2023, compared to 20.8% for the same period in 2022. The effective tax rate for both periods is driven by the impact of excess tax benefits from stock-based compensation, partially offset by non-deductible expenses including non-deductible compensation. See Note 14, Income Taxes, in the Notes to the Interim Financial Statements for further discussion.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
The following table sets forth details of operating results for our revenue and earnings, and their respective components, by our reportable segment for the periods indicated.

	Six Months Ended June 30, 2023
	Skilled Services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$1,735,123	$39,631	$75,450	$(42,018)	$1,808,186
Total expenses, including other expense, net	1,504,770	25,279	160,620	(42,018)	1,648,651
Segment income (loss)	230,353	14,352	(85,170)	—	159,535
Loss on real estate insurance recoveries					(100)
Income before provision for income taxes					$159,435

	Six Months Ended June 30, 2022
	Skilled Services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$1,389,249	$34,791	$57,949	$(36,058)	$1,445,931
Total expenses, including other expense, net	1,188,727	21,053	135,493	(36,058)	1,309,215
Segment income (loss)	200,522	13,738	(77,544)	—	136,716
Gain from sale of real estate					2,467
Income before provision for income taxes					$139,183

Our total revenue increased $362.3 million, or 25.1%, compared to the six months ended June 30, 2022. The increase in revenue was primarily driven by an increase in occupancy and patient days from our skilled services operations, growth in skilled average daily census and the impact of acquisitions. Total revenue from operations acquired on or subsequent to July 1, 2022 increased our consolidated service revenue by $230.1 million during the six months ended June 30, 2023, when compared to the same period in 2022. In addition, we recorded $44.8 million of state relief revenue during the six months ended June 30, 2023 compared to $42.1 million in 2022, which directly correlated to the additional COVID-19 related labor expenses incurred. All state relief revenue is included in Medicaid revenue.
Skilled Services Segment

Revenue

The following table presents the skilled services revenue and key performance metrics by category during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Change	% Change

TOTAL FACILITY RESULTS:	(Dollars in thousands)
Skilled services revenue	$1,735,123	1,389,249	$345,874	24.9%
Number of facilities at period end	253	215	38	17.7%
Number of campuses at period end*	26	25	1	4.0%
Actual patient days	4,172,567	3,440,991	731,576	21.3%
Occupancy percentage — Operational beds	78.0%	74.7%		3.3%
Skilled mix by nursing days	31.5%	32.4%		(0.9)%
Skilled mix by nursing revenue	51.7%	52.6%		(0.9)%

	Six Months Ended June 30,
	2023	2022	Change	% Change

SAME FACILITY RESULTS:(1)	(Dollars in thousands)
Skilled services revenue	$1,366,034	$1,259,697	$106,337	8.4%
Number of facilities at period end	189	189	—	—%
Number of campuses at period end*	24	24	—	—%
Actual patient days	3,234,621	3,083,226	151,395	4.9%
Occupancy percentage — Operational beds	78.6%	75.0%		3.6%
Skilled mix by nursing days	33.0%	33.2%		(0.2)%
Skilled mix by nursing revenue	52.8%	53.5%		(0.7)%

	Six Months Ended June 30,
	2023	2022	Change	% Change

TRANSITIONING FACILITY RESULTS:(2)	(Dollars in thousands)
Skilled services revenue	$123,969	$111,655	$12,314	11.0%
Number of facilities at period end	22	22	—	—%
Number of campuses at period end*	1	1	—	—%
Actual patient days	323,665	303,992	19,673	6.5%
Occupancy percentage — Operational beds	75.8%	71.5%		4.3%
Skilled mix by nursing days	22.7%	23.5%		(0.8)%
Skilled mix by nursing revenue	40.3%	42.6%		(2.3)%

	Six Months Ended June 30,
	2023	2022	Change	% Change

RECENTLY ACQUIRED FACILITY RESULTS:(3)	(Dollars in thousands)
Skilled services revenue	$245,120	$17,897	$227,223	NM
Number of facilities at period end	42	4	38	NM
Number of campuses at period end*	1	—	1	NM
Actual patient days	614,281	53,773	560,508	NM
Occupancy percentage — Operational beds	75.9%	75.9%		NM
Skilled mix by nursing days	28.3%	37.2%		NM
Skilled mix by nursing revenue	51.4%	55.7%		NM

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

Skilled services revenue increased $345.9 million, or 24.9%, compared to the six months ended June 30, 2022. The increases in skilled services revenue were across all payer types including increases in Medicaid revenue of $160.6 million, or 24.9%, Medicare revenue of $96.9 million, or 24.3%, managed care revenue of $61.4 million, or 23.9%, and private revenue of $27.0 million, or 30.3%.

The increase in skilled services revenue was primarily driven by strong performance across our existing skilled services operations as our census continued to recover in the first half of 2023, growth in skilled census, state specific relief programs and the impact of acquisitions. Our consolidated occupancy increased by 3.3% during the six months ended June 30, 2023 compared to the same period in 2022.
Revenue in our Same Facilities increased $106.3 million, or 8.4%, compared to the same period in 2022, due to increases in occupancy and revenue per patient day. Our diligent efforts to strengthen our partnership with various managed care organizations, hospitals and the local communities we operate in, increased our managed care skilled revenue by $26.9 million, or 12.2%, mainly from the increase in managed care days and revenue per patient day. In addition, Medicaid revenue increased by $56.6 million or 9.8%, mainly from the increases in Medicaid days and revenue per patient day.
Revenue generated by our Transitioning Facilities increased $12.3 million, or 11.0%, primarily due to improved occupancy growth and an increase in revenue per patient day. Our private days, managed care skilled days and Medicaid days increased by 14.8%, 5.9% and 6.5%, respectively, demonstrating our ability to focus on increasing occupancy across payer types.

Skilled services revenue generated by facilities purchased on or subsequent to January 1, 2022 (Recently Acquired Facilities) increased by approximately $227.2 million compared to the six months ended June 30, 2022. The increases were primarily due to the expansion of 39 operations between July 1, 2022 and June 30, 2023 across six states.
In the future, if we acquire additional turnaround or start-up operations, we expect to see lower occupancy rates and skilled mix, and these metrics are expected to vary from period to period based upon the maturity of the facilities within our portfolio. Historically, we have generally experienced lower occupancy rates and lower skilled mix at Recently Acquired Facilities and therefore, we anticipate generally lower overall occupancy during years of growth. Included in our metrics for Recently Acquired Facilities are 17 facilities we acquired that are mature and have higher occupancy rates, higher skilled mix days and skilled mix revenue.
The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate (1):

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2023	2022	2023	2022	2023	2022	2023	2022

SKILLED NURSING AVERAGE DAILY REVENUE RATES
Medicare	$713.29	$693.23	$683.91	$664.33	$764.02	$721.51	$720.06	$691.10
Managed care	523.72	508.09	521.97	494.79	541.34	459.28	525.35	506.90
Other skilled	600.24	572.70	523.75	543.70	489.03	430.25	584.16	561.53
Total skilled revenue	610.86	596.37	606.19	591.03	656.54	486.74	616.65	594.06
Medicaid	270.52	258.89	264.99	244.69	243.19	231.46	265.79	257.26
Private and other payors	263.10	249.01	255.27	252.19	256.27	183.55	261.44	249.02
Total skilled nursing revenue	$382.11	$369.78	$341.42	$327.01	$361.77	$325.14	$375.96	$365.45
(1) These rates exclude state relief funding and include sequestration reversal of 1% for the second quarter in 2022 and 2% for the first quarter of 2022.

Our Medicare daily rates at Same Facilities and Transitioning Facilities both increased by 2.9%, compared to the six months ended June 30, 2022. The increase is attributable to the 2.7% net market basket increase that became effective in October 2022, offset by the phased reinstatement of the sequestration. In the first half of 2022, Medicare daily rates included three months of sequestration suspension of 1% and three months of sequestration suspension of 2%. In addition, we have seen a shift to higher acuity patients.

Our average Medicaid rates increased 3.3% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states. Medicaid rates exclude the amount of state relief revenue we recorded.

Payor Sources as a Percentage of Skilled Nursing Services — We use our skilled mix as a measure of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods.
The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2023	2022	2023	2022	2023	2022	2023	2022

PERCENTAGE OF SKILLED NURSING REVENUE
Medicare	24.2%	26.3%	23.6%	25.6%	32.9%	14.2%	25.4%	26.1%
Managed care	20.0	19.3	12.6	12.6	13.1	11.4	18.5	18.6
Other skilled	8.6	7.9	4.1	4.4	5.4	30.1	7.8	7.9
Skilled mix	52.8	53.5	40.3	42.6	51.4	55.7	51.7	52.6
Private and other payors	7.3	6.9	8.4	8.0	7.7	1.6	7.4	7.0
Medicaid	39.9	39.6	51.3	49.4	40.9	42.7	40.9	40.4
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2023	2022	2023	2022	2023	2022	2023	2022

PERCENTAGE OF SKILLED NURSING DAYS
Medicare	13.0%	14.0%	11.8%	12.6%	15.6%	6.4%	13.3%	13.8%
Managed care	14.6	14.0	8.3	8.3	8.8	8.1	13.2	13.4
Other skilled	5.4	5.2	2.6	2.6	3.9	22.7	5.0	5.2
Skilled mix	33.0	33.2	22.7	23.5	28.3	37.2	31.5	32.4
Private and other payors	10.6	10.3	11.2	10.4	10.9	2.8	10.7	10.2
Medicaid	56.4	56.5	66.1	66.1	60.8	60.0	57.8	57.4
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services

The following table sets forth total cost of services for our skilled services segment for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		Change
	2023	2022	$	%

Cost of service	$1,367,817	$1,078,925	$288,892	26.8%
Revenue percentage	78.8%	77.7%		1.1%

Cost of services related to our skilled services segment increased by $288.9 million, or 26.8%. Cost of services as a percentage of revenue increased to 78.8% from 77.7%, due to costs related to new acquisitions and higher wage expenses as a result of the labor shortage environment, resulting in additional overtime, benefits and bonuses to our staff.

Standard Bearer

	Six Months Ended June 30,		Change
	2023	2022	$	%

	(Dollars in thousands)
Rental revenue generated from third-party tenants	$7,572	$7,472	$100	1.3%
Rental revenue generated from Ensign affiliated operations	32,059	27,319	4,740	17.4
TOTAL RENTAL REVENUE	$39,631	$34,791	$4,840	13.9%
Segment income	14,352	13,738	614	4.5
Depreciation and amortization	12,099	10,237	1,862	18.2
FFO	$26,451	$23,975	$2,476	10.3%

Rental revenue — Our rental revenue, including revenue generated from our affiliated facilities, increased by $4.8 million, or 13.9%, to $39.6 million, compared to the six months ended June 30, 2022. The increase in revenue is primarily attributable to eight real estate purchases as well as annual rent increases since the six months ended June 30, 2022.
FFO — Our FFO increased by $2.5 million, or 10.3%, to $26.5 million, compared to the six months ended June 30, 2022. The increase in rental revenue of $4.8 million is offset by increases in interest expense of $1.9 million as well as management fee expense of $0.3 million associated with the intercompany agreements between Standard Bearer and the Service Center.
All Other Revenue
Our other revenue increased by $17.5 million, or 30.2%, to $75.5 million, compared to the six months ended June 30, 2022. Other revenue for 2023 includes senior living revenue of $37.5 million, revenue from other ancillary services of $32.6 million and sub-rental income of $5.4 million. The increase in other revenue is primarily attributable to our senior living operations' occupancy rates rebounding from COVID-19.
Consolidated Financial Expenses
Rent-cost of services — Our rent-cost of services as a percentage of total revenue increased by 0.3% to 5.3%, primarily due to lease obligations acquired as part of our operational expansions.
General and administrative expense — General and administrative expense increased $28.5 million or 37.2%, to $105.3 million. General and administrative expense as a percentage of revenue increased by 0.4% to 5.8%. This increase was primarily due to increases in system implementation costs, bonuses due to enhanced performance and headcount due to acquisition activity.
Depreciation and amortization — Depreciation and amortization expense increased $5.2 million, or 17.5%, to $34.7 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations and capital expenditures. Depreciation and amortization remained consistent at 2.0%, as a percentage of revenue.
Other income (expense), net — Other income (expense), net as a percentage of revenue increased by 0.9%. Other income primarily includes interest income from our investments offset by interest expense related to our debt. Additionally, our deferred investment program may have gains or losses depending on market performance. During the six months ended June 30, 2023, the deferred compensation investment program had a gain of $2.5 million. There is an equal offsetting expense allocated between cost of services and general and administrative expenses. During the six months ended June 30, 2022, the deferred compensation investment program had a loss of $4.5 million. There is an equal offsetting expense allocated between cost of services and general and administrative expenses.
Provision for income taxes — Our effective tax rate was 22.2% for the six months ended June 30, 2023, compared to 22.5% for the same period in 2022. The effective tax rate for both periods is driven by the impact of excess tax benefits from stock-based compensation, partially offset by non-deductible expenses, including non-deductible compensation. See Note 14, Income Taxes, in the Interim Financial Statements for further discussion.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our Credit Facility. Our liquidity as of June 30, 2023 is impacted by cash generated from strong operational performance and increased acquisition and share repurchase activities.
The U.S. Internal Revenue Service and California have provided disaster-area tax relief for the deferral of federal and California estimated tax payments until the fourth quarter of 2023. As of the second quarter of 2023, the Company has deferred approximately $50 million of 2023 federal and California estimated tax payments.
Historically, we have primarily financed the majority of our acquisitions through mortgages on our properties, our Credit Facility and cash generated from operations. Cash paid to fund acquisitions was $1.6 million and $49.5 million for the six months ended June 30, 2023 and 2022, respectively. Total capital expenditures for property and equipment were $51.6 million and $37.1 million for the six months ended June 30, 2023 and 2022, respectively. We currently have approximately $80.0 million budgeted for renovation projects in 2023. We believe our current cash balances, our cash flow from operations and the amounts available for borrowing under our Credit Facility will be sufficient to cover our operating needs for at least the next 12 months.

We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.
Our cash and cash equivalents as of June 30, 2023 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of June 30, 2023, we held investments of approximately $105.8 million. We believe our investments that were in an unrealized loss position as of June 30, 2023 do not require an allowance for expected credit losses, nor has any event occurred subsequent to that date that would indicate so.
As mentioned above, our primary source of cash is from our ongoing operations. Our positive cash flows have supported our business and have allowed us to pay regular dividends to our stockholders. We currently anticipate that existing cash and total investments as of June 30, 2023, along with projected operating cash flows and available financing, will support our normal business operations for the foreseeable future.
On July 28, 2022, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from August 2, 2022. Under this program, we are authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. The share repurchase program does not obligate us to acquire any specific number of shares. We did not purchase any shares pursuant to this stock repurchase program during the six months ended June 30, 2023.
The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Six Months Ended June 30,
	2023	2022

NET CASH PROVIDED BY/(USED IN):	(In thousands)
Operating activities	$168,082	$129,813
Investing activities	(62,435)	(76,596)
Financing activities	(1,943)	(29,838)
Net increase in cash and cash equivalents	103,704	23,379
Cash and cash equivalents beginning of period	316,270	262,201
Cash and cash equivalents at end of period	$419,974	$285,580
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities.
The $38.3 million increase in cash provided by operating activities for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to higher net income offset by changes in working capital. Changes in working capital were driven by timing of income tax payments offset by timing of accounts receivable collections.

Investing Activities
Investing cash flows consist primarily of capital expenditures, investment activities, insurance proceeds and cash used for acquisitions.
The $14.2 million decrease in cash used in investing activities for the six months ended June 30, 2023 compared to the same period in 2022, was primarily due to a decrease in cash used for operational expansions of $47.9 million offset by an increase in cash used for investments of $11.8 million and an increase in cash used for the capital expenditures of $14.5 million.
Financing Activities
Financing cash flows consist primarily of payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, payment for share repurchases and sale of subsidiary shares.
The $27.9 million decrease in cash used in financing activities for the six months ended June 30, 2023 compared to the same period in 2022, was primarily due to $29.9 million of share repurchases as part of our stock repurchase program in 2022.
Credit Facility with a Lending Consortium Arranged by Truist
We maintain a revolving credit facility with Truist Securities (Truist) (the Credit Facility) with availability up to $600.0 million in aggregate principal amount. The maturity date of the Credit Facility is April 8, 2027. Borrowings are supported by a lending consortium arranged by Truist. The interest rates applicable to loans under the Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 0.25% to 1.25% per annum or SOFR plus a margin range from 1.25% to 2.25% per annum, based on the Consolidated Total Net Debt to Consolidated EBITDA ratio (as defined in the credit agreement). In addition, there is a commitment fee on the unused portion of the commitments that ranges from 0.20% to 0.40% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio.
Mortgage Loans and Promissory Note
As of June 30, 2023, 23 of our subsidiaries have mortgage loans insured with HUD for an aggregate amount of $151.9 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates at a range of 3.1% to 4.2%, including fixed interest rates at a range of 2.4% to 3.3% per annum. In addition to the interest rate, we incur other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10.0%, and is reduced by 3.0% in the fourth year of the loan, and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years.
In addition to the HUD mortgage loans, one of our subsidiaries has a promissory note that bears a fixed interest rate of 5.3% per annum and has a term of 12 years. The note, which was used for an acquisition, is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.
Operating Leases
As of June 30, 2023, 211 of our facilities are under long-term lease arrangements, of which 96 of the operations are under nine triple-net Master Leases and one stand-alone lease with CareTrust REIT, Inc. (CareTrust). The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each master lease, our individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%. At our option, we can extend the Master Leases for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease. Additionally, four of the 97 facilities leased from CareTrust include an option to purchase that we can exercise starting on December 1, 2024.

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
U.S. Department of Justice Civil Investigative Demand

On May 31, 2018, we received a Civil Investigative Demand (CID) from the U.S. Department of Justice stating that it was investigating to determine whether there had been a violation of the False Claims Act and/or the Anti-Kickback Statute with respect to the relationships between certain of our skilled nursing facilities and persons who serve or have served as medical directors, advisory board participants or other referral sources. Additionally, we are aware of a claim filed by an individual related to this matter. As a general matter, our operating entities have established and maintain policies and procedures to promote compliance with the False Claims Act, the Anti-Kickback Statute, and other applicable regulatory requirements. We have fully cooperated with the U.S. Department of Justice and promptly responded to its requests for information; in April 2020, we were advised that the U.S. Department of Justice declined to intervene in any subsequent action based on or related to the subject matter of this investigation.
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
We have a revolving line of credit with Truist of up to $600.0 million in aggregate principal amount. We have no outstanding borrowings under our Credit Facility as of June 30, 2023 and through the filing date of this report. In addition, we have outstanding indebtedness under mortgage loans insured with HUD and a promissory note to third parties of $154.3 million, all of which are at fixed interest rates.

Our cash and cash equivalents as of June 30, 2023 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of June 30, 2023, we held investments of approximately $105.8 million. We believe our investments that were in an unrealized loss position as of June 30, 2023 do not require an allowance for expected credit losses, nor has any event occurred subsequent to that date that would indicate so. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal, while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of June 30, 2023 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

U.S. Department of Justice Civil Investigative Demand — On May 31, 2018, we received a CID from the U.S. Department of Justice stating that it was investigating to determine whether there had been a violation of the False Claims Act and/or the Anti-Kickback Statute with respect to the relationships between certain of our independently operated skilled nursing facilities and persons who serve or have served as medical directors, advisory board participants or other potential referral sources. Additionally, we are aware of a claim filed by an individual related to this matter. As a general matter, our independent operating entities have established and maintain policies and procedures to promote compliance with the False Claims Act, the Anti-Kickback Statute, and other applicable regulatory requirements. We have fully cooperated with the U.S. Department of Justice and promptly responded to its requests for information; in April 2020, we were advised that the U.S. Department of Justice declined to intervene in any subsequent action filed by a relator in connection with the subject matter of this investigation.
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
Medicare Revenue Recoupments — We and our independent operating subsidiaries are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments resulting from reviews conducted via RAC, Program Safeguard Contractors, and Medicaid Integrity Contractors (collectively referred to as Reviews). For several months during the COVID-19 pandemic, CMS suspended its Targeted Probe and Educate (TPE) Program. Beginning in August 2020, CMS resumed TPE Program activity. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. We anticipate that these Reviews could increase in frequency in the future. As of June 30, 2023 and through the filing date of this report, 37 of our independent operating subsidiaries had Reviews scheduled, on appeal, or in a dispute resolution process.
CMS announced a new nationwide audit, the “SNF 5-Claim Probe & Educate Review”, in which the Medicare Administrative Contractors will review five claims from each SNF to check for compliance. In implementing this SNF 5-Claim Probe & Educate Review, CMS acknowledged that the increase in observed improper payments from 2021 to 2022 may have arisen from a “misunderstanding” by SNFs about how to appropriately bill for claims of service after October 1, 2019. All facilities that are not undergoing TPE reviews, or have not recently passed a TPE review, will be subject to the nationwide audit. MACs will complete only one round of probe-and-educate for each SNF, rather than the three rounds that typically occur in the TPE Program. Additionally, CMS’s education for each SNF will be individualized and based on observed claim review errors, with rationales for denial explained to the SNF on a claim-by-claim basis. This program will apply only to claims submitted after October 1, 2019, and will exclude claims containing a COVID-19 diagnosis.

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

Risks Related to our Business and Industry
•We face numerous risks related to the COVID-19 PHE's expiration and surrounding wind-down and uncertainty, which could individually or in the aggregate have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.
•The rules of Medicare and Medicaid, including reductions of reimbursement rates, changes to spending requirements, data reporting, measurement and evaluation standards could have a material, adverse effect on our revenues, financial condition and results of operations.
•Reforms to the U.S. healthcare system, including new regulations under the ACA, continue to impose new requirements upon us that could materially impact our business.
•The changes in Congress due to recent midterm elections in 2022 and actions in anticipation of the 2024 Presidential election, may result in significant changes to the regulatory framework, enforcement, and reimbursements in our industry.
•We are subject to various government reviews, audits and investigations that could adversely affect our business, including an obligation to refund amounts previously paid to us, potential criminal charges, loss of licensure, the imposition of fines and sanctions.
•Public and government calls for increased enforcement efforts toward SNFs, potential rulemaking that may result in enhanced enforcement and penalties, and new guidance for surveyors regarding the review of SNFs and enforcement of their Requirements of Participation, could result in increased scrutiny by state and federal survey agencies, including sanctions that could negatively affect our financial condition and results of operations.
•Anticipated federal minimum staffing mandates may adversely affect our labor costs, ability to maintain desired levels of patient or resident capacity, and profitability.
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
•We are subject to litigation that could result in significant legal costs and large settlement amounts or damage awards. Similarly, a change in the enforceability of arbitration provisions between SNFs and senior living facilities and residents and patients may affect the risks we face from claims and potential litigation.
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
•Move-in and occupancy rates may remain unpredictable even after the COVID-19 PHE's expiration.
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

Risks Related to Our Business and Industry

We face numerous risks related to the COVID-19 PHE’s expiration and surrounding wind-down and uncertainty, which could individually or in the aggregate have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

The extent to which the COVID-19 PHE's termination will affect our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence. There remains uncertainty as to what changes will be made to HHS’s emergency response requirements for our SNFs and senior living facilities in order to better respond to the issues experienced during the COVID-19 PHE. Additionally, the expiration of the Emergency Waivers and other flexibilities allowed under the COVID-19 PHE create the risk of non-compliance and delays in operation as more attention is required to ensure that our operations comply with applicable laws and regulations.

As discussed in Item 2., under Government Regulation, federal, state and local regulators implemented new regulations and waived existing regulations to promote care delivery during the COVID-19 PHE, which ended as of May 11, 2023. The ending of the Emergency Waivers and wind-down of other flexibilities may require and continue to require operational change requirements on short notice. The reinstatement of waived state and federal regulations has not occurred simultaneously, requiring heightened monitoring to ensure compliance.

To the extent COVID-19 is endemic in nature, we and our independent operating subsidiaries may face continued challenges from ongoing infection control and emergency preparedness requirements made part of state laws or regulations. Additionally, the long-term effects of the COVID-19 pandemic may include long-term decline in demand for care in SNFs and senior living facilities, which will be borne out only through time. The extent and duration of the impact of the COVID-19 pandemic on our stock price is uncertain, our stock price may be more volatile, and our ability to raise capital could be impaired.

The rules of Medicare and Medicaid, including reductions of reimbursement rates, changes to spending requirements, data reporting, measurement and evaluation standards could have a material, adverse effect on our revenues, financial condition and results of operations.

We derived 27.1% and 27.6% of our service revenue from the Medicare programs for the three and six months ended June 30, 2023, respectively, and 26.2% and 27.7% for the three and six months ended June 30, 2022, respectively. In addition, many other payors may use published Medicare rates as a basis for reimbursements. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, or if there are delays in Medicare payments, our business and results of operations will be adversely affected.

The Medicare program and its reimbursement rates and rules are subject to frequent change, including statutory and regulatory changes, rate adjustments (including retroactive adjustments), annual caps that limit the amount that can be paid (including deductible and coinsurance amounts), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. See Item 2., under Government Regulation, Sequestration of Medicare Rates for further information. Implementation of these and other types of measures has in the past and could in the future result in substantial reductions in our revenue and operating margins.

Additionally, payments can be delayed or declined due to determinations that certain costs are not reimbursable or reasonable because either adequate or additional documentation was not provided or because certain services were not covered or considered medically necessary. Additionally, revenue from these payors can be retroactively adjusted after a new examination during the claims settlement process or as a result of post-payment audits. New legislation and regulatory proposals could impose further limitations on government payments to healthcare providers.

CMS often changes the rules governing the Medicare program, including those governing reimbursement. Changes to the Medicare program that could adversely affect our business include:
•administrative or legislative changes to base rates or the bases for payment;
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
•the reduction or elimination of annual rate increases, or the end of the reduced payments deferment (See also, Item 2., under Government Regulation); and
•an increase in co-payments or deductibles payable by beneficiaries.
Among the changes being implemented by CMS are provisions of the IMPACT Act, which imposes a stringent timeline for implementing benchmark quality measures and data metrics across facilities that include SNFs. The enactment mandates specific actions to design a unified payment methodology for post-acute providers, which CMS implements through ongoing regulations. The costs of final implementation may be significant, with potential fines and payment reductions resulting from a failure to meet CMS's implementation requirements.

Reductions in reimbursement rates or the scope of services being reimbursed could have a material, adverse effect on our revenue, financial condition and results of operations or even result in reimbursement rates that are insufficient to cover our operating costs. Congress’s budgetary planning has also resulted in a difficulty to financially forecast, as the Medicare conversion factor paid under the CAA 2023 was 2.5% greater than the conversion factor provided for in the CY 2023 PFS final rule. Nonetheless, the 2023 conversion factor for CY 2023 was lower than CY 2022 PFS's conversion factor. The CY 2024 PFS conversion factor is proposed to have a decrease of 3.34% from the CY 2023 PFS factor. This decrease takes into account the expiration of the 2.5% statutory payment increase for 2023, the addition of a 1.25% statutory payment increase for 2024, a 0% conversion factor update, and a 2.17% budget-neutrality adjustment.

Under the fiscal year 2024 SNF PPS proposed rule published on April 4, 2023, Medicare Part A reimbursement for SNFs may increase by as much as 3.7% in the next fiscal year, but also proposed new quality measures to take effect in fiscal years 2024 through 2027 that assess staff turnover, discharge success, res-hospitalization, and resident falls with injuries, which may adversely affect revenues obtained through the Medicare program. As this is a proposed rule, the final rule to be issued later this year may contain different and lower calculations, and may result in a reduction in compensation paid under this fee schedule. Additionally, CMS’s proposed replacement of the SNF 30-day all-cause readmission measure with the SNF within stay potentially reasonable readmissions standard beginning in fiscal year 2025 may also reduce the compensation our independent operating subsidiaries may receive under the SNF VBP program.

As discussed in more detail in Item 2., under Government Regulation, CMS implemented a final rule in October 2019 implementing a new case-mix classification system, PDPM, that focuses on the clinical condition of the patient. CMS may make future adjustments to reimbursement levels and underlying reimbursement formulae as it continues to monitor the impact of PDPM on patient outcomes and budget neutrality. The Biden-Harris Administration continues to study the nursing home industry and for HHS to issue proposed rules based on those studies, including changes to SNF facility reimbursement, including the SNF-VBP Program, may also adversely affect our reimbursement. These metrics potentially affecting our revenues and expenses in future government fiscal years include the SNF healthcare-associated infections (HAI) measurement, total nursing hours per resident day measures, and discharge to community - post acute care measure.

Loss of Medicare reimbursement, or a delay or default by the government in making Medicare payments, would also have a material adverse effect on our revenue. Non-compliance with Medicare regulations exist, and any penalty, suspension, termination, or other sanction under any state’s Medicaid program could lead to reciprocal and commensurate penalties being imposed under the Medicare program, up to termination or rescission of our Medicare participation and payor agreements as noted above.
A significant portion of reimbursement for skilled nursing services comes from Medicaid. In fact, Medicaid is our largest source of revenue, accounting for 46.0% and 45.6% of our revenue for the three and six months ended June 30, 2023, respectively, and 47.2% and 45.7% for the three and six months ended June 30, 2022, respectively. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets, which has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. Since a significant portion of our revenue is generated from our skilled nursing operating subsidiaries in California, Texas and Arizona, any budget reductions or delays in these states could adversely affect our net patient service revenue and profitability. Despite present state budget surpluses in many of the states in which we operate, we can expect continuing cost containment pressures on Medicaid outlays for SNFs, and any such decline could adversely affect our financial condition and results of operations.

The Medicaid program and its reimbursement rates and rules are subject to frequent change at both the federal and state level, including through changes in laws, regulations, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which our services are reimbursed by state Medicaid plans or the amount of expense we incur.
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
The CAA 2023 provided for the wind-down and termination of increased FMAP payments under the FFCRA, and also provided for the disenrollment of Medicaid beneficiaries who have participated in the program since early in the COVID-19 pandemic. CMS’s increased FMAP payments shall decline from 6.2% to 5% in the second quarter of 2023, 2.5% in the third quarter, and 1.5% in the fourth quarter before CMS’s increased FMAP spending ends entirely. CMS’s ability to further reduce these declining FMAP payments to states may create further pressure on Medicaid agencies and their payments for our services in states where we operate. The CAA 2023 grants CMS the authority to impose fines, penalties, and other sanctions upon states that do not comply with this law’s requirements for the unwinding of increased FMAP payments. As a result, these reductions may impose further burdens on the Medicaid programs in states where we operate in the form of fines and penalties, which may result in reduced payments.

Beginning on April 1, 2023, states may begin disenrolling Medicaid beneficiaries. CMS guidance allowing for a return to Medicaid’s historical renewal, enrollment, and eligibility determination practices permits states up to 14 months to initiate and process traditional Medicaid renewals. The CAA 2023’s allowance of disenrollment and return to traditional Medicaid renewal processes, which will include pre-COVID eligibility determinations, may result in a reduction of the number of Medicaid beneficiaries and may result in a reduction of our current and potential patient population. As a result, there may be fewer current or potential patients able to pay for our operating subsidiaries’ services, and increased competition for Medicaid beneficiaries able to provide reimbursement for those services.

CMS has caused a “half-dozen states” to discontinue their Medicaid redeterminations as of July 19, 2023. CMS is concerned that states are terminating people without definitively establishing their eligibility due to state residents not receiving eligibility forms or understanding instructions. CMS is monitoring states' compliance with federal requirements and is working with the affected states to address issues related to renewal requirements. States risk losing federal Medicaid matching funds for non-compliance with CMS’s instructions, which could result in reduced Medicaid funds available for timely reimbursement of the Company’s operating subsidiaries for their operations. Estimates suggest that roughly 17 million people may lose Medicaid coverage during the redetermination process through their scheduled completion in May of 2024.

Medicaid is an important source of funding for our independent operating subsidiaries. The Company may be adversely affected by the disenrollment of Medicaid beneficiaries, which may lead to a reduction in reimbursement that may adversely impact our revenue and profit. The temporary restoration of Medicaid benefits in states where redetermination has been paused can help relieve some of these economic concerns. The disruption caused by the temporary pauses and restoration of Medicaid coverage for beneficiaries can also create operational challenges for our independent operating subsidiaries, including adverse effects on cash flow, available funds to pay wages for staffing, and overall financial stability.

The ultimate impact of Medicaid disenrollment on the Company’s finances and operations will depend on individual states' specific circumstances and actions.

Reforms to the U.S. healthcare system, including new regulations under the ACA, continue to impose new requirements upon us that could materially impact our business

As discussed in greater detail in Item 2., under Government Regulation, the ACA has resulted in significant changes to our operations and reimbursement models for services we provide. CMS continues to issue rules to implement the ACA, including most recently, new rules regarding the implementation of the anti-discrimination provisions and proposed rules requiring the disclosure of SNF ownership, organization, management and the identity of the real property owners from which the SNF leases or subleases its operating space. With the passage of the IRA in August of 2022, Congress continues to expand and supplement the ACA, including through the continuation of federally funded insurance premium subsidies. This modification of the ACA by the IRA indicates that Congress may continue to change and expand the ACA in the future.

The efficacy of the ACA is the subject of much debate among members of Congress and the public and it has been the subject of extensive litigation before numerous courts, including the United States Supreme Court, with varying outcomes — some expanding and others limiting the ACA. In the event that the ACA is repealed or any elements of the ACA that are beneficial to our business materially amended or changed, such as provisions regarding the health insurance industry, reimbursement and insurance coverage by payers, our business, operating results and financial condition could be harmed. Thus, the future impact of the ACA on our business is difficult to predict and its continued uncertain future may negatively impact our business. However, any material changes to the ACA or its implementing regulations may negatively impact our operations.

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

Similarly, the Nursing Home Improvement Act proposed during the prior Congress may be re-introduced in the future and could ultimately have an impact on our business due to the proposed 2% decrease in payments to SNFs, as well as the staffing and reporting requirements contained within the bill. While it is difficult to determine whether the Nursing Home Improvement Act or an identical bill will even be reintroduced, if ultimately signed into law, this bill may negatively impact our business, with the scope and nature of its consequences unknown.

On February 13, 2023, CMS issued a proposed rule that, if finalized and implemented, would require SNFs to disclose certain information regarding their ownership and managerial relationships. Refer to Item 2., under Government Regulation for additional information and may be adverse to our business interests and detrimental to our operations, revenue, and profitability.

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

The most recent midterm elections in 2022 and resulting change in control of the House of Representatives could result in significant changes in, and uncertainty with respect to, legislation, regulation, implementation or repeal of laws and rules related to government health programs, including Medicare and Medicaid. Democratic proposals for Medicare for All or significant expansion of Medicare, could significantly impact our business and the healthcare industry if implemented, although unlikely under the political party holding a current majority within the House of Representatives. Additionally, Congress’s passage of the IRA in August of 2022, which expanded upon and continued certain provisions of the ACA, indicates that additional legislative changes to the ACA may be forthcoming. If proposed policies specific to nursing facilities are implemented, these may result in significant regulatory changes, increased survey frequency and scope, and increased penalties for non-compliance. As both political parties prepare for their Presidential primaries and next congressional elections, each of them may seek to introduce or pass legislation that would either expand or reduce the scope of the ACA as a credential for future campaigning. As a result, future legislation may be proposed or passed that may adversely affect our business, operating results and financial condition.

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
As a result of our participation in the Medicaid and Medicare programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with the rules associated with these programs and related applicable laws and regulations, including our claims for payments submitted to those programs, which are subject to reviews by Recovery Audit Contractors, Zone Program Integrity Contractors, Program Safeguard Contractors, Unified Program Integrity Contractors, Supplemental Medical Review Contractors and Medicaid Integrity Contractors programs, (collectively referred to as Reviews). In these Reviews, third party firms engaged by CMS conduct extensive analysis of claims data and medical and other records to identify potential improper payments under the Federal and State programs. As discussed above, the Biden-Harris Administration has called for HHS and CMS to increase the level of scrutiny of SNF facilities and requested those agencies to adopt rules that would impose greater penalties upon non-compliant SNF operators. On February 17, 2023, CMS most recently updated the survey resources that CMS and state surveyors use in evaluating our SNFs’ compliance with federal Requirements for Participation, incorporating recent changes to CMS’s methods for surveying infection control procedures.

On June 29, 2022, CMS announced updated guidance for Phase 2 and 3 of the requirements of participation, discussed in greater detail in item 2., under Government Regulation. The application of CMS’s new guidance could result in more aggressive and stringent surveys, and potential fines, penalties, sanctions, or administrative actions taken against our independent operating subsidiaries.

The CMS announced a new nationwide audit the “SNF 5-Claim Probe & Educate Review”, in which the Medicare Administrative Contractors will review five claims from each of the facilities to check for compliance with PDPM billings, which could result in individual claim payment denials if errors are identified. All facilities that are not undergoing TPE reviews, or have not recently passed a TPE review, will be subject to the nationwide audit.

Private pay sources also reserve the right to conduct audits. We believe that billing and reimbursement errors and disagreements are common in our industry, and thus we are regularly engaged in reviews, audits and appeals of our claims for reimbursement due to the subjectivities inherent in the process related to patient diagnosis and care, record keeping, claims processing and other aspects of the patient service and reimbursement processes, and the errors and disagreements those subjectivities can produce. An adverse review, audit or investigation could result in:

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
Although we have always been subject to post-payment audits and reviews, more intensive “probe reviews” performed by Medicare administrative contractors in recent years appear to be a regular procedure with our fiscal intermediaries. All findings of overpayment from CMS contractors are eligible for appeal. With the exception of rare findings of overpayment related to objective errors in Medicare payment methodology or claims processing, we utilize all defenses reasonably available to us to demonstrate that the services provided meet all clinical and regulatory requirements for reimbursement.
In cases where claim and documentation review by a CMS contractor results in repeated unsatisfactory results, an operation can be subjected to protracted regulatory oversight. This CMS oversight may include education and sampling of claims, extended pre-payment review, referral of the operating business to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement made outside of specifically reviewed claims. Ongoing failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. As of June 30, 2023 and through the filing date of this report, 37 of our independent operating subsidiaries had reviews scheduled, on appeal, or in a dispute resolution process, either pre- or post-payment. We anticipate that these reviews could increase in frequency in the future.

Additionally, both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and, in particular, SNFs. The focus of these investigations includes, among other things, billing and cost reporting practices; quality of care provided; financial relationships with referral sources; and the medical necessity of rendered services.
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

If we should agree to a settlement of claims or obligations under Medicare statutes, the FCA, or similar federal or state statutes and related regulations, our business, financial condition and results of operations and cash flows could be materially and adversely affected, and our stock price could be adversely impacted. Among other things, any settlement or litigation could involve the payment of substantial sums to settle any alleged civil violations and may also include our assumption of specific procedural and financial obligations going forward under a corporate integrity agreement or other arrangement with the government.

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
The laws and regulations governing our operations, along with the terms of participation in various government programs, regulate how we conduct our business, the services we offer, and our interactions with patients and other healthcare providers. These laws and regulations are subject to frequent change. As noted above, the Biden-Harris Administration has called upon HHS and CMS to study and propose new rules regarding staffing requirements and reimbursement for the nursing home industry, including tying reimbursement to staffing levels, salary, benefits, and retention. The recently proposed CMS rule over ownership transparency discussed above may provide an additional basis for further investigation, administrative action and ultimately fines, penalties, or sanctions if finalized.

We believe that such regulations that may adversely affect our business, operation and profitability may increase in the future and we cannot predict the ultimate content, timing or impact on us of any healthcare reform legislation. If we fail to comply with these applicable laws and regulations, or their interpretations as determined by courts or enforced by regulators, we could suffer civil or criminal penalties and other detrimental consequences, including denial of reimbursement, imposition of fines, temporary suspension of admission of new patients, suspension or decertification from the Medicaid and Medicare programs, restrictions on our ability to acquire new facilities or expand or operate existing facilities, the loss of our licenses to operate and the loss of our ability to participate in federal and state reimbursement programs. Additionally, in the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses.

As discussed in greater detail in Item 2., under Government Regulation, we are subject to federal and state laws intended to prevent healthcare fraud and abuse. Possible sanctions for violation of any of these laws and regulations include loss of eligibility to participate in federal and state reimbursement programs and civil and criminal penalties. If we fail to comply, even inadvertently, with any of these requirements, we could be required to alter our operations, refund payments to the government, enter into a corporate integrity agreement, deferred prosecution or similar agreements with state or federal government agencies, and become subject to significant civil and criminal penalties.

These anti-fraud and abuse laws and regulations are complex, and we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. While we do not believe we are in violation of these prohibitions, we cannot assure you that governmental officials charged with the responsibility for enforcing these prohibitions will not assert that we are violating the provisions of such laws and regulations. Our company is currently aware of a claim filed by an individual related to allegations that certain of our affiliated SNFs may have violated the FCA or the AKS with respect to the relationships between certain SNFs and persons who served as medical directors, advisory board participants or other referral sources. While our operating entities maintain policies and procedures to promote compliance with the FCA, the AKS, and other applicable regulatory requirements, we cannot predict when the investigation will be resolved, the outcome of the investigation or its potential impact on our company.

We are unable to predict the future course of federal, state and local regulation or legislation, including as it pertains to Medicare, Medicaid, or fraud and abuse laws, and how they are enforced. Changes in the regulatory framework, our failure to obtain or renew required regulatory approvals, credentials, qualifications, or licenses or to comply with applicable regulatory requirements, or the imposition of other enforcement sanctions, fines or penalties could have a material adverse effect upon our business, financial condition or results of operations. Furthermore, should we lose licenses or certifications for a number of our facilities or other businesses as a result of regulatory action or legal proceedings, we could be deemed to be in default under some of our agreements, including agreements governing outstanding indebtedness.
Public and government calls for increased survey and enforcement efforts toward SNFs, and potential rulemaking that may result in enhanced enforcement and penalties, could result in increased scrutiny by state and federal survey agencies. In addition, potential sanctions and remedies based upon alleged regulatory deficiencies could negatively affect our financial condition and results of operations.

As CMS turns its attention to enhancing enforcement activities towards SNFs, as discussed in Item 2., under Government Regulation, state survey agencies will have more accountability for their survey and enforcement efforts. The Biden-Harris Administration’s fact sheet regarding enhanced penalties against SFFs, discussed in greater detail in Item 2., under Government Regulation, represents further federal calls for oversight and penalties for low-ranked and underperforming SNFs. This fact sheet precedes greater focus by CMS in obtaining oversight over SFFs, and continuing that oversight even after those SFFs improve, and subjecting them to more exacting and routine oversight. The likely result may be more frequent surveys of our affiliated facilities, with more substantial penalties, fines and consequences if they do not perform well. For low-performing facilities in the SFF program, the standards for successfully emerging from that program and not being subject to ongoing and enhanced government oversight will be higher and measured over a longer period of time, prolonging the risks of monetary penalties, fines and potential suspension or exclusion from the Medicare and Medicaid programs.

As discussed in Item 2., under Government Regulation, from time to time in the ordinary course of business, we receive deficiency reports from state and federal regulatory bodies resulting from such inspections or surveys. CMS's guidance to these surveyors was updated on February 17, 2023, incorporating recent changes to CMS’s methods for surveying infection control procedures. This guidance regarding SNFs has not been updated since February of 2023.

Additionally, the recently proposed CMS rule requiring disclosure of ownership and financial relationships between nursing facilities and property owners or management entities, as well as other state rules over ownership transparency, may provide an additional basis for further investigation, administrative action, and ultimately fines, penalties, or sanctions if finalized.

Although most inspection deficiencies are resolved through an agreed-upon plan of corrective action, the reviewing agency typically has the authority to take further action against a licensed or certified facility. These remedial actions could result in the imposition of fines, imposition of a license to a conditional or provisional status, suspension or revocation of a license, suspension or denial of payment for new admissions, loss of certification as a provider under state or federal healthcare programs, or imposition of other sanctions, including criminal penalties. In the past, we have experienced inspection deficiencies that have resulted in the imposition of a provisional license and could experience these results in the future.

Furthermore, in some states, citation of one affiliated facility could negatively impact other affiliated facilities in the same state. Revocation of a license at a given facility could therefore impair our ability to obtain new licenses or to renew, or maintain, existing licenses at other facilities, which may also trigger defaults or cross-defaults under our leases and our credit arrangements, or adversely affect our ability to operate or obtain financing in the future. CMS’s proposed rules requiring disclosure of ownership, management and the owners of real property lessors or sublessors, heighten this risk. Our failure to comply with applicable legal and regulatory requirements in any single facility could negatively impact our financial condition and results of operations.

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
Anticipated federal minimum staffing mandates may adversely affect our labor costs, ability to maintain desired levels of patient or resident capacity, and profitability.

The SNF industry is awaiting an anticipated proposal to be issued by the Biden-Harris Administration, through CMS, regarding a proposed minimum staffing standard. Originally, this proposed rule was expected by or before April 1, 2023, but as of the filing date of this report, the expected timing for its publication is not currently known.

While the full effect of federal staff level minimums is not fully known at this time and cannot be ascertained without a final rule that will specify the required number of staff for the Company’s operating subsidiaries to comply with such a regulation, we expect that such a mandate will have adverse financial consequences upon our business. Depending on the requirements of such a mandate, we may be required to hire substantially more staff members, particularly nurse practitioners, registered nurses, licensed practical nurses and nursing aides than currently staffed. Additionally, a federal mandate of this nature would place similar pressure on our competitors and result in sudden, expanded demand for nursing staff across the SNF industry. This sudden demand across the SNF industry may exacerbate an already difficult labor market, with demand for nursing staff far outstripping the supply of qualified individuals, and the salary requirements of both current and prospective staff increasing markedly to increase the likelihood of recruiting and retaining skilled caregivers.
Future cost containment initiatives undertaken by private third-party payors may limit our revenue and profitability.

Our non-Medicare and non-Medicaid revenue and profitability are affected by continuing efforts of third-party payors to maintain or reduce costs of healthcare, such as by lowering payment rates, narrowing the scope of covered services, increasing case management review of services and negotiating pricing. In addition, sustained unfavorable economic conditions may affect the number of patients enrolled in managed care programs and the profitability of managed care companies, which could result in reduced payment rates.

Third party payors may not make timely payments for our services, and we may be unable to maintain our current payor or revenue mix. We are continuing our efforts to develop our non-Medicare and non-Medicaid sources of revenue and any changes in payment levels from current or future third-party payors could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
Changes in Medicare reimbursements for physician and non-physician services could impact reimbursement for medical professionals.

As discussed in greater detail in Item 2., under Government Regulation, MACRA revised the payment system for physician and non-physician services. The changes to the therapy caps imposed on Medicare Part B outpatient therapy from this law have been changed by the BBA, and are subject to future budgetary changes through rulemaking and legislation, resulting in ongoing uncertainty regarding payment for these Medicare Part B services. Under the proposed CY 2024 PFS, reductions in payment and conditions imposed in exchange for higher payments may impose operational requirements and working conditions that further detract from and reduce our financial performance. Similarly, new final rules concerning the PACE program and the information it will collect may adversely affect the risk-adjusted reimbursement.
We may be subject to increased investigation and enforcement activities related to HIPAA violations.

HIPAA, as amended by the HITECH Act, requires us to adopt and maintain business procedures and systems designed to protect the privacy, security and integrity of patients' individual health information, in addition to state laws governing the privacy of patient information. We must comply with these state privacy laws to the extent that they are more protective of healthcare information or provide additional protections not afforded by HIPAA. The regulations enacting HIPAA periodically change and the last proposed change was issued in late 2022. This proposed rulemaking may be made final in 2023 and, if adopted as proposed, may require our operating subsidiaries to modify certain policies, procedures and practices regarding the disclosure of residents’ information. If we fail to comply with these state and federal laws, we could be subject to criminal penalties, civil sanctions, litigation, and be forced to modify our policies and procedures, in addition to undertaking costly breach notification and remediation efforts, as well as sustaining reputational harm.

In addition to breaches of protected patient information, under HIPAA and the 21st Century Cures Act (Cures Act) and other federal regulations, healthcare entities are also required to afford patients with certain rights of access to their health information and to promote sharing of patient data between and among healthcare providers involved in the same patient's course of care. Recently, the Office for Civil Rights, the agency responsible for HIPAA enforcement, has targeted investigative and enforcement efforts on violations of patients’ rights of access, imposing significant fines for violations largely initiated from patient complaints. If we fail to comply with our obligations under HIPAA, we could face significant fines. Likewise, if we fail to comply with our obligations under the Cures Act, we could face fines from the Office of the National Coordinator for Health Information Technology, the agency responsible for Cures Act enforcement.
Security breaches and other cyber-security incidents could violate security laws and subject us to significant liability.

Healthcare businesses are increasingly the target of cyberattacks whereby hackers disrupt business operations or obtain protected health information, often demanding large ransoms. In 2023, the healthcare sector saw a 30% increase in the average weekly number of cyber attacks. Our business is dependent on the proper functioning and availability of our computer systems and networks. While we have taken steps to protect the safety and security of our information systems and the patient health information and other data maintained within those systems, we cannot assure you that our safety and security measures and disaster recovery plan will prevent damage, interruption or breach of our information systems and operations. Additionally, we cannot control the safety and security of our information held by third-party vendors with whom we contract. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect, and as such we (or third-party vendors) may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications we (or third-party vendors) develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security of information systems. Unauthorized parties may attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud or other forms of deception.

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

A cyber-attack or other incident that bypasses the security measures of our information systems could cause a security breach, which may lead to a material disruption to our information systems infrastructure or business, significant costs to remediate (e.g., data recovery) and may involve a significant loss of business or patient health information. If a cyber-attack or other unauthorized attempt to access our systems or facilities were successful, it could also result in the theft, destruction, loss, misappropriation or release of confidential information or intellectual property, and could cause operational or business delays that may materially impact our ability to provide various healthcare services. Any successful cyber-attack or other unauthorized attempt to access our systems or facilities also could result in negative publicity which could damage our reputation or brand with our patients, referral sources, payors or other third parties and could subject us to a number of adverse consequences, the vast majority of which are not insurable, including but not limited to, disruptions in our operations, regulatory and other civil and criminal penalties, fines, investigations and enforcement actions (including, but not limited to, those arising from the SEC, Federal Trade Commission, Office of Civil Rights, the OIG or state attorneys general), fines, private litigation with those affected by the data breach (including class action litigation), loss of customers, disputes with payors and increased operating expense, which either individually or in the aggregate could have a material adverse effect on our business, financial position, results of operations, liquidity, and stock price.
We may not be fully reimbursed for all services for which each facility bills through consolidated billing, which could adversely affect our revenue, financial condition and results of operations.

SNFs are required to perform consolidated billing for certain items and services furnished to patients and residents. The consolidated billing requirement requires the SNF to effectively bill for the entire package of care that its patients receive in these situations. Post-hospitalization skilled nursing services must be “bundled” into the hospital's diagnostic related group (DRG) payment in certain circumstances, in which case the hospital and SNF must effectively divide the payment that otherwise would have been made to the hospital. Although this practice is uncommon, it adversely affects SNF utilization and payments, whether due to the practical difficulty of this apportionment or hospitals being reluctant to lose revenue by discharging patients to a SNF. If more payments are required to be bundled in the future, this trend may continue, with our SNFs not receiving full reimbursement for all the services they provide, and have a further adverse effect on SNF utilization and revenue.

Increased competition for, or a shortage of, nurses and other skilled personnel could increase our staffing and labor costs and subject us to monetary fines.

Our success depends upon our ability to retain and attract nurses and other skilled personnel, such as Certified Nurse Assistants, social workers and speech, physical and occupational therapists, as well as skilled management personnel responsible for day-to-day facility operation. Each facility has a facility leader responsible for the overall day-to-day operations of the facility, including quality of care, social services and financial performance. Depending upon the size of the facility, each facility leader is supported by facility staff who are directly responsible for day-to-day care of the patients, marketing and community outreach programs. Other key positions supporting each facility may include individuals responsible for physical, occupational and speech therapy, food service and maintenance. We compete with various healthcare service providers, including other skilled nursing providers, in retaining and attracting qualified and skilled personnel.

We operate one or more affiliated SNFs in the states of Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. With the exception of Utah, which follows federal regulations, each of these states has established minimum staffing requirements for facilities operating in that state. Failure to comply with these requirements can, among other things, jeopardize a facility's compliance with the conditions of participation under relevant state and federal healthcare programs. If a facility is determined to be out of compliance with these requirements, it may be subject to a notice of deficiency, a citation, or a significant fine or litigation risk, with penalties including the suspension of patient admissions and the termination of Medicaid participation, or the suspension, revocation or non-renewal of the SNF's license.

If federal or state governments were to materially change the way compliance with the minimum staffing standard is calculated or enforced, our labor costs could increase and the current shortage of healthcare workers could impact us more significantly. The broader labor market where we compete is in a state of disequilibrium where the needs of businesses such as ours outstrip the supply of available and willing workers. There is additional upward pressure on wages from different industries and more generally due to the current rate of inflation. Some of these industries compete with us for labor and others that do not, which makes it difficult to make significant hourly wage and salary increases due to the fixed nature of our reimbursement under insurance contracts as well as Medicare and Medicaid, in addition to our increasing variable costs. Due to the limited supply of qualified applicants who seek or are willing to accept employment, these broader concerns, may increase our labor costs or lead to potential staffing shortages, reduced operations to comply with applicable laws and regulations, or difficulty complying with those laws and regulations at current operational levels.

Federal laws and regulations may increase our costs of maintaining qualified nursing and skilled personnel, or make it more difficult for us to attract or retain qualified nurses and skilled staff members. Proposed legislation, such as the previously proposed Nursing Home Improvement Act and the proposed HCBS Access Act, may make it more expensive to compete for, hire, and retain nursing staff, if passed into law in substantially the same form as previously introduced to Congress. The Biden-Harris Administration's desire to increase staffing level requirements for the nursing home industry and to tie reimbursement to the salary, benefits, and retention of staff also may increase our labor costs. CMS has published guidance to surveyors addressing topics that specifically include nurse staffing and collection of payroll data to evaluate appropriate staffing levels, which may lead to future regulation that increase our staffing requirements and labor costs or lower revenues.

Similar state-level requirements in the states where our affiliated SNFs operate, whether such requirements are passed by statute, regulation, or executive order, may result in a shortage or inability to obtain nurses and skilled staff. Prior concerns about the COVID-19 vaccination IFR may be abated by the Omnibus Final Rule’s withdrawal of that IFR. The withdrawal of the COVID-19 vaccination IFR may allow for nursing and other personnel unwilling to receive the COVID-19 vaccination to re-enter the workforce for Medicare-certified facilities and increase the pool of hirable talent.

Increased competition for, or a shortage of, nurses or other trained personnel, or general ongoing inflationary pressures may require that we enhance our pay and benefits packages to compete effectively for such personnel. Turnover rates and the magnitude of the shortage of nurses or other trained personnel vary substantially from facility to facility, and may adversely affect those facilities' quality ratings based on data reported to CMS. In addition, if we fail to attract and retain qualified and skilled personnel, our ability to conduct our business operations could be harmed.

Annual caps and other cost-reductions for outpatient therapy services may reduce our future revenue and profitability or cause us to incur losses.

As discussed in detail in Item 2., under Government Regulation, sub-heading Part B Rehabilitation Requirements, several government actions have been taken in recent years to try and contain the costs of rehabilitation therapy services provided under Medicare Part B, including the MPPR, institution of annual caps, mandatory medical reviews for annual claims beyond a certain monetary threshold, and a reduction in reimbursement rates for therapy assistant claim modifiers. Of specific concern has been CMS's efforts to lower Medicare Part B reimbursement rates for outpatient therapy services in 2021, 2022, and 2023. Such cost-containment measures and ongoing payment changes could have an adverse effect on our revenue.
The Office of the Inspector General or other regulatory authorities may choose to more closely scrutinize billing practices in areas where we operate or propose to expand, which could result in an increase in regulatory monitoring and oversight, decreased reimbursement rates, or otherwise adversely affect our business, financial condition and results of operations.

As discussed in greater detail in Item 2., under Government Regulation, Civil and Criminal Fraud and Abuse Laws and Enforcement, the OIG regularly conducts investigations regarding certain payment or compliance issues within the healthcare industry. The OIG identified SNF compliance as an issue of concern in its 2021 and 2022 semi-annual reports to Congress, and its January 2023 study regarding SNF emergency preparedness identified the need for further oversight and addition of SNF emergency readiness to the OIG's 2023 work plan. Nursing homes were also a topic of discussion in the OIG’s 2023 semiannual report to Congress, which emphasized the continued protection and oversight of care that nursing facilities provide to residents. Among other things, the OIG recommended a reduction in the use of psychotropic drugs in nursing homes and urged CMS to evaluate the appropriateness of psychotropic drug use among residents, including the use of data to identify nursing homes with higher rates of use for potential further scrutiny and action. Based on this information, SNFs in particular are potential targets for more robust scrutiny and examination by regulators. Recent publications and statements by the Biden-Harris Administration have also called for greater scrutiny of SNF facilities.

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

Some states require healthcare providers, including SNFs, to obtain prior approval, known as a certificate of need, for: (1) the purchase, construction or expansion of healthcare facilities; (2) capital expenditures exceeding a prescribed amount; or (3) changes in services or bed capacity.

Other states that do not require certificates of need have effectively barred the expansion of existing facilities and the establishment of new ones by placing partial or complete moratoria on the number of new Medicaid beds those states will certify in certain areas or throughout the entire state. Still other states have established such stringent development standards and approval procedures for constructing new healthcare facilities that the construction of new facilities, or the expansion or renovation of existing facilities, may become cost-prohibitive or extremely time-consuming. In addition, some states require the approval of the state Attorney General for acquisition of a facility being operated by a non-profit organization.

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

Newly enacted and proposed legislation in the States where our independently operating entities are located may affect our operations in terms of individual litigation and the broader regulatory environment.

A bill in the State of California was recently signed into law which increases the cap of non-economic damages awarded to plaintiffs who are successful in medical malpractice litigation. The cap increases from $0.25 million to $0.35 million beginning on January 1, 2023, then increases over the following 10 years until the cap reaches a maximum of $0.75 million, with further adjustments for inflation. In wrongful death cases, the cap increases from $0.25 million to $0.5 million on January 1, 2023, with incremental increases over the following 10 years until the cap reaches a maximum of $1 million, with adjustments for inflation. Due to California's influence on other states, other jurisdictions where we operate may enact similar laws. Similar to the potential incentive of increased damages caps, the Supreme Court’s recent decision in certain case may increase public interest in potential claims against SNFs and senior living facilities, particularly pertaining to specific civil rights claims against governmental actors rather than general liability claims against privately owned SNFs such as those operated by our independent operating subsidiaries. While there may be additional claims and litigation that arise from the Supreme Court's decision that have an adverse impact on our cash flow, it is not expected that the decision will have a significant impact on our business.

Another example, California’s adoption of the Skilled Nursing Facility Ownership and Management Reform Act of 2022, discussed in Item 2., Government Regulation, imposes new requirements for obtaining licenses to operate SNFs. These new requirements may delay or limit the ability to obtain new SNF licenses within that state, whether through acquisition of existing facilities or opening a new facility. This new law's obligations may increase the costs of obtaining licensure, make applications more time-consuming and complex, and may result in civil penalties and other sanctions against our affiliated facilities in the event they are not compliant with these new licensure application requirements. As a result, this new law may delay or impede growth within California. As with the bill that increases the cap of non-economic damages for medical malpractice litigation, California’s influence on other states may result in this legislation becoming a model for other states and having similar, potentially adverse effects within those jurisdictions as well.

More recently, California’s legislature has proposed, including but not limited to, proposed or potential bills related to increasing the minimum wage for workers, spending requirements and increased disclosure. As discussed in Item 2., Government Regulation, bills would create new and costly obligations on our independent operating subsidiaries if they became law and if enacted, bills would adversely affect our business, operations, and profitability.

As another example, Texas passed a bill which partially restored Medicaid state relief funding for SNFs through August 31, 2023, it also considered regulation, which contained direct care spending requirements and ownership, similar to proposed federal rulemaking discussed in Item 2., Government Regulation. While this bill provides financial relief to our independent operating subsidiaries in Texas, other proposed bills may impose the same regulatory requirements and limitations inherent in both the proposed legislation in other states and the federally proposed rule requiring disclosure of such information in applications and change-of-ownership disclosures, which may adversely affect our business, operations, and profitability.
Changes to federal and state employment-related laws and regulations could increase our cost of doing business.

Our operating subsidiaries are subject to a variety of federal and state employment-related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act that governs such matters as minimum wages, overtime and other working conditions, the ADA and similar state laws that provide civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas, the National Labor Relations Act, regulations of the EEOC, regulations of the Office of Civil Rights, regulations of state attorney generals, family leave mandates and a variety of similar laws enacted by the federal and state governments that govern these and other employment law matters.

On June 5, 2023, CMS published the Omnibus Final Rule, withdrawing the COVID-19 vaccination IFR 60 days after the rule's publication. Previously in November of 2022, a coalition of 22 states formally called on the Biden-Harris Administration to withdraw the COVID-19 vaccination IFR. At present, there is no nationally significant litigation concerning such mandates. The effects of the COVID-19 vaccination IFR's withdrawal on our operations and the labor pool for nursing and administrative staff is unknown, but may have an impact on our business, operations, and profitability.

Furthermore, the Biden-Harris Administration has requested HHS and CMS study and issue proposed rules regarding care-based careers, including improving access to training, increasing the attractiveness of compensation in care-based positions, and improving the retention and career progression of care workers. The Biden-Harris Administration has sought proposed rules that tie some of these issues, such as wages and retention, to Medicare reimbursement for facilities. Other pending legislation, such as the HCBS Access Act, indicate a legislative priority of providing funding for care-based careers that may affect our pool of desired workers. Rising operating costs due to labor shortages, greater compensation and incentives required to attract and retain qualified personnel and higher-than-usual inflation on items including energy, utilities, food and other goods used in our facilities and the costs for transporting these items could increase our cost and decrease our profits.

The compliance costs associated with these laws and evolving regulations could be substantial. By way of example, all of our affiliated facilities are required to comply with the ADA, which has separate compliance requirements for “public accommodations” and “commercial properties,” but generally requires that buildings be made accessible to people with disabilities. Compliance with ADA requirements could require removal of access barriers and non-compliance could result in imposition of government fines or an award of damages to private litigants. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons. In addition, federal proposals to introduce a system of mandated health insurance and flexible work time and other similar initiatives could, if implemented, adversely affect our operations. We also may be subject to employee-related claims such as wrongful discharge, discrimination or violation of equal employment law. While we are insured for these types of claims, we could be subject to damages that are not covered by our insurance policies or that exceed our insurance limits, and we may be required to pay such damages directly, which would negatively impact our cash flow from operations.
Required regulatory approvals could delay or prohibit transfers of our healthcare operations, which could result in periods in which we are unable to receive reimbursement for such properties.

The operations of our operating subsidiaries must be licensed under applicable state law and, depending upon the type of operation, certified or approved as providers under the Medicare and/or Medicaid programs. In the process of acquiring or transferring operating assets, our operations must receive change of ownership approvals from state licensing agencies, Medicare and Medicaid as well as third party payors. Proposed rules regarding the disclosure of SNF facility ownership, if made effective, may increase the scrutiny placed on companies that operate, directly or indirectly, multiple SNFs, and may subject our licensing and approval process to additional scrutiny or delays. If there are any delays in receiving regulatory approvals from the applicable federal, state or local government agencies, or the inability to receive such approvals, such delays or denials could result in delayed or lost reimbursement related to periods of service prior to the receipt of such approvals, which could negatively impact our cash position.
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

Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability. We generally receive higher reimbursement rates for high acuity patients, and payors reimburse us at different rates. For the three and six months ended June 30, 2023, 73.1% and 73.2%, of our revenue was provided by government payors that reimburse us at predetermined rates, respectively. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

Initiatives undertaken by major insurers and managed care companies to contain healthcare costs may adversely affect our business. These tactics include contracting with healthcare providers to obtain services on a discounted basis. We believe that this trend will continue and may limit reimbursements for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services and we did not wish to accept such reductions, we may lose patients if we choose not to renew our contracts with these insurers at lower rates. Additionally, trade publications within the healthcare industry have reported on the trend of payors using the No Surprises Act as a means to force re-negotiation of reimbursement rates for providers and facilities, leading to litigation between these providers and/or facilities against payors and it may adversely affect us as well.

As discussed under Item 2., Government Regulation, the Biden-Harris Administration has requested HHS and CMS conduct studies to evaluate potential staffing, data reporting, employee compensation and retention, and resident experience regulations that may result in a reduction of our revenue from Medicare and Medicaid. CMS first requested information regarding these priorities in 2022 and subsequently published further requests for information from the public in the Federal Register to aid in studies and anticipated rulemaking. CMS's proposed rule regarding disclosure of significant information regarding their ownership, operations, management and the owners of real property leased or subleased by our operating subsidiaries, may result in additional regulatory requirements for participation in those programs.
We are subject to litigation that could result in significant legal costs and large settlement amounts or damage awards.

The skilled nursing business involves a significant risk of liability given the age and health of the patients and residents of our operating subsidiaries and the services we provide. The industry has experienced an increased trend in the number and severity of litigation claims, due in part to the number of large verdicts, including large punitive damage awards. These claims are filed based upon a wide variety of claims and theories, including deficiencies under conditions of participation under certain state and federal healthcare programs. Plaintiffs' attorneys have become increasingly more aggressive in their pursuit of claims against healthcare providers, including skilled nursing providers, employing a wide variety of advertising and solicitation activities to generate more claims. The increased caps on damages awarded in such actions, as discussed above, may trigger a larger number of these lawsuits against our independent operating subsidiaries in California and other states that adopt similar legislation. The defense of lawsuits has in the past, and may in the future, result in significant legal costs, regardless of the outcome. Additionally, increases to the frequency and/or severity of losses from such claims and suits may result in increased liability insurance premiums or a decline in available insurance coverage levels, which could materially and adversely affect our business, financial condition and results of operations.

We have in the past been subject to class action litigation involving claims of violations of various regulatory requirements and been able to settle these claims without an ongoing material adverse effect on our business. Future claims could be brought that may materially affect our business, financial condition and results of operations. Other claims and suits, including class actions, continue to be filed against us and other companies in our industry. For example, there has been a general increase in the number of wage and hour class action claims filed in several of the jurisdictions where we operate, typically based on alleged failures to permit or properly compensate for meal and rest periods, or failure to pay for time worked. If there were a significant increase in the number of these claims against us or an increase in amounts owing should plaintiffs be successful in their claims, this could have a material adverse effect to our business, financial condition, results of operations and cash flows.

Beyond our skilled nursing business, we engage in numerous ancillary businesses through one or more of our subsidiaries. These ancillary businesses generally support and provide services complementary to our operations, including but not limited to non-emergent ground transportation for patients and residents. Our ancillary businesses may also be the subject of claims, lawsuits, and regulatory oversight that are specific to the particular services they offer. Noncompliance with the laws and regulations that may apply to our ancillary businesses may result in fines, penalties, and civil claims paid by our affected independent subsidiaries. Specific to our non-emergent ground transportation business, the drivers employed by this business may be subject to additional state-specific regulations regarding working time allowed to be spent driving, waiting time, and break or rest periods, and violations of these rules may lead to regulatory fines, penalties, or claims to be paid to individual drivers, in addition to the general employment risks described above.

Our ancillary businesses also are susceptible to general liability claims based on facts and circumstances that are specific to their activities and operations, such as claims for automobile-involved accidents against our non-emergent ground transportation business. The defense of claims and lawsuits relating to our ancillary businesses in the past, and may in the future, result in significant legal costs, regardless of the outcome. As our ancillary businesses grow, the independent subsidiaries may be subject to increased frequency and/or severity of losses from such claims and suits which may result in increased liability insurance premiums and decline in available coverage as described above, which could materially and adversely affect our business, financial condition and results of operations.

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

Congress has repeatedly considered, without passage, a bill that would require, among other things, that agreements to arbitrate nursing home disputes be made after the dispute has arisen rather than before prospective patients move in, to prevent nursing home operators and prospective patients from mutually entering into a pre-admission pre-dispute arbitration agreement. This bill, known as the Fairness in Nursing Home Arbitration Act, was introduced in the House of Representatives in 2021; the bill and its analogue introduced in the Senate have never made it out of the committees to which they were referred for discussion. This legislation or similar bills have not yet been introduced in the current session of Congress, which commenced at the beginning of 2023.

Our independently operating subsidiaries use arbitration agreements, which have generally been favored by the courts, to streamline the dispute resolution process and reduce our exposure to legal fees and excessive jury awards. CMS has identified these arbitration agreements as an area of focus and issued guidance to state surveyors regarding federal requirements for the use of arbitration agreements in nursing home care, with non-compliance potentially resulting in fines and other sanctions. If we are not able to secure pre-admission arbitration agreements, our litigation exposure and costs of defense in patient liability actions could increase, our liability insurance premiums could increase, and our business may be adversely affected.
We conduct regular internal investigations into the care delivery, recordkeeping and billing processes of our operating subsidiaries. These reviews sometimes detect instances of noncompliance which we attempt to correct, which can decrease our revenue.

As an operator of healthcare facilities, we have a program to help us comply with various requirements of federal and private healthcare programs. Our compliance program includes, among other things, (1) policies and procedures modeled after applicable laws, regulations, sub-regulatory guidance and industry practices and customs that govern the clinical, reimbursement and operational aspects of our subsidiaries; (2) training about our compliance process for all of the employees of our operating subsidiaries, our directors and officers, and training about Medicare and Medicaid laws, fraud and abuse prevention, clinical standards and practices, and claim submission and reimbursement policies and procedures for appropriate employees; and (3) internal controls that monitor, among other things, the accuracy of claims, reimbursement submissions, cost reports and source documents, provision of patient care, services, and supplies as required by applicable standards and laws, accuracy of clinical assessment and treatment documentation, and implementation of judicial and regulatory requirements (i.e., background checks, licensing and training).

From time to time our systems and controls highlight potential compliance issues, which we investigate as they arise. Historically, we have, and will continue to do so in the future, initiated internal inquiries into possible recordkeeping and related irregularities at our affiliated SNFs, which were detected by our internal compliance team in the course of its ongoing reviews.

Through these internal inquiries, we have identified potential deficiencies in the assessment of and recordkeeping for small subsets of patients. We have assisted in implementing, targeted improvements in the assessment and recordkeeping practices to make them consistent with the existing standards and policies applicable to our affiliated SNFs . We continue to monitor the measures implemented for effectiveness and perform follow-up reviews to ensure compliance. Consistent with healthcare industry accounting practices, we record any charge for refunded payments against revenue in the period in which the claim adjustment becomes known.

If additional reviews result in identification and quantification of additional amounts to be refunded, we will accrue additional liabilities for claim costs and interest, and repay any amounts due in normal course and within the time permitted by law. Failure to refund overpayments within required time frames (as described in greater detail above) could result in FCA liability and our business, financial condition and results of operations could be materially and adversely affected and our stock price could decline.
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

We face competition for the acquisition of facilities and businesses and expect this competition to increase. Based upon factors such as our ability to identify suitable acquisition candidates, future regulations affecting our ability to purchase facilities, the purchase price of the facilities, increasing interest rates for debt-financed purchases, prevailing market conditions, the availability of leadership to manage new facilities and our own willingness to take on new operations, the rate at which we have historically acquired facilities has fluctuated significantly. In the future, we anticipate the rate at which we may acquire facilities will continue to fluctuate, which may affect our revenue.

We have also previously acquired a few facilities, which were or have proven to be non-strategic or less desirable, and we may consider disposing of such facilities or exchanging them for facilities that are more desirable, either because they were included in larger, indivisible groups of facilities or under other circumstances. To the extent we dispose of such a facility without simultaneously acquiring a facility in exchange, our revenue may decrease.
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

During the six months ended June 30, 2023, we expanded our operations through a combination of long-term leases, with the addition of 19 stand-alone skilled nursing operations. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our acquisitions, and our business may suffer.
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

We also incur regulatory risk in acquiring certain facilities due to the licensing, certification and other regulatory requirements affecting our right to operate the acquired facilities. For example, in order to acquire facilities on a predictable schedule, or to acquire declining operations quickly to prevent further pre-acquisition declines, we frequently acquire such facilities prior to receiving license approval or provider certification. We operate such facilities as the interim manager for the outgoing licensee, assuming financial responsibility, among other obligations for the facility. To the extent that we may be unable or delayed in obtaining a license, we may need to operate the facility under a management agreement from the prior operator. Any inability in obtaining consent from the prior operator of a target acquisition to utilizing its license in this manner could impact our ability to acquire additional facilities. Further, anticipated future regulations may cause delays in acquiring the required licenses and certifications, if it is possible to do so at all. If we were subsequently denied licensure or certification for any reason, we might not realize the expected benefits of the acquisition and would likely incur unanticipated costs and other challenges which could cause our business to suffer.

If we do not achieve or maintain competitive quality of care ratings from CMS or private organizations engaged in similar monitoring activities, our business may be negatively affected.

As discussed in Item 2., under Government Regulation, CMS provides comparative public data, rating every SNF operating in each state based upon quality-of-care indicators. Certain private organizations engage in similar monitoring and ranking activities. CMS’s system is the Five-Star Quality Rating System which gives each nursing home a rating of between one and five stars in various categories, with five-star ratings harder to obtain over time. The ratings are available on a consumer-facing website, Nursing Home Compare. In cases of acquisitions, the previous operator's clinical ratings are included in our overall Five-Star Quality Rating and the rating may not reflect the improvements we were able to make until it is recalculated. Based on CMS's guidance and regulations, we expect more data to be collected by CMS and reported on the Nursing Home Compare website in the future.

CMS continues to increase quality measure thresholds, making it more difficult to achieve upward and five-star ratings. CMS increased its quality measure thresholds in October of 2022, making it more difficult for facilities to obtain or maintain four- and five-star ratings, which were most recently re-calculated in July of 2023, allowing only 10% of nursing facilities within a state to receive a five-star rating. CMS discloses the increasing standards for four- and five-star ratings in its star rating cut point table, which discloses the points needed for each star rating within every state. CMS has indicated that it will increase these quality measure thresholds every six months. Some facilities may see a decline in their overall five-star rating absent any new inspection information, and as a result the five-star ratings of our affiliated facilities may decline even as their quality measures remain unchanged or improve. Additionally, on the Nursing Home Compare website, CMS recently began displaying a consumer alert icon next to nursing homes that have been cited on inspection reports for incidents of abuse, neglect, or exploitation. In July of 2022, CMS updated the scoring measures used for SNFs to include six dimensions of staffing and turnover, which may adversely affect the rating of our facilities on the Nursing Home Compare website.

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

In some states, the law prohibits or limits insurance coverage for the risk of punitive damages arising from professional liability and general liability claims or litigation. Coverage for punitive damages is also excluded under some insurance policies. As a result, we may be liable for punitive damage awards in these states that either are not covered or are in excess of our insurance policy limits. Claims against us, regardless of their merit or eventual outcome, could also inhibit our ability to attract patients or expand our business and could require our management to devote time to matters unrelated to the day-to-day operation of our business.

With few exceptions, workers compensation and employee health insurance costs have also increased markedly in recent years. To partially offset these increases, we have increased the amounts of our self-insured retention and deductibles in connection with general and professional liability claims. We also have implemented a self-insurance program for workers compensation in all states, and elected non-subscriber status for workers compensation in Texas. Due to the nature of our business and the residents we serve, including the risk of claims from residents as well as potential governmental action, it may be difficult to complete the underwriting process and obtain insurance at commercially reasonable rates. If we are unable to obtain insurance, or if insurance becomes more costly for us to obtain, or if the coverage levels we can economically obtain decline, our business may be adversely affected.
Our self-insurance programs may expose us to significant and unexpected costs and losses.

We have maintained general and professional liability insurance since 2002 and workers compensation insurance since 2005 through a wholly owned captive insurance subsidiary to insure our self-insurance reimbursements and deductibles as part of a continually evolving overall risk management strategy. We establish the insurance loss reserves based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we, along with an independent actuary, develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle or pay damages with respect to unpaid claims. It is possible, however, that the actual liabilities may exceed our estimates of loss. We may also experience an unexpectedly large number of successful claims or claims that result in costs or liability significantly in excess of our projections. For these and other reasons, our self-insurance reserves could prove to be inadequate, resulting in liabilities in excess of our available insurance and self-insurance. If a successful claim is made against us and it is not covered by our insurance or exceeds the insurance policy limits, our business may be negatively and materially impacted.

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

We continue to maintain our right to inform the employees of our operating subsidiaries about our views of the potential impact of unionization upon the workplace generally and upon individual employees. Historically, the staff at our affiliated facilities that have been approached to unionize have uniformly rejected union organizing efforts. Forthcoming proposed rules from CMS, which, based on the Biden-Harris Administration's executive orders discussed under Government Regulation in Item 2., as well as potential legislation such as the HCBS Access Act aimed toward providing more resources to those considering care-based careers, may increase the likelihood of employee unionization due to increased emphasis on care-based careers in SNF facilities. If employees decide to unionize, our cost of doing business could increase, and we could experience contract delays, difficulty in adapting to a changing regulatory and economic environment, cultural conflicts between unionized and non-unionized employees, strikes and work stoppages, and we may conclude that affected facilities or operations would be uneconomical to continue operating.
Because we lease the majority of our affiliated facilities, we are subject to risks associated with leased real property, including risks relating to lease termination, lease extensions and special charges, any of which could adversely affect our business, financial position or results of operations.

As of June 30, 2023, we leased 211 of our 290 affiliated facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.

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

Our Credit Facility has a borrowing capacity of up to $600.0 million in aggregate principal amount. As of June 30, 2023 and through the filing date of this report, we had no outstanding borrowings under our Credit Facility. Twenty-three of our subsidiaries have mortgage loans insured with the Department of Housing and Urban Development (HUD) for an aggregate amount of $151.9 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The terms of the mortgage loans range from 25- to 35-years.

We also have one outstanding promissory note with an aggregate principal amount of approximately $2.4 million as of June 30, 2023. The term of the note is 12 years. Because this mortgage loan is insured with HUD, our borrower subsidiary under the loan is subject to HUD oversight and periodic inspections.

In addition, we had $2.7 billion of future operating lease obligations as of June 30, 2023. We intend to continue financing our operating subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

We may not generate sufficient cash flow from operations to cover required interest, principal and lease payments. In addition, our outstanding Credit Facility and mortgage loans contain restrictive covenants and require us to maintain or satisfy specified coverage tests on a consolidated basis and on a facility or facilities basis. These restrictions and operating covenants include, among other things, requirements with respect to occupancy, debt service coverage, project yield, net leverage ratios, minimum interest coverage ratios and minimum asset coverage ratios. These restrictions may interfere with our ability to obtain additional advances under our Credit Facility or to obtain new financing or to engage in other business activities, which may inhibit our ability to grow our business and increase revenue.

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
The majority of our affiliated facilities have historically been SNFs. As we expand our presence in other relevant healthcare industries, our existing overall business model will continue to change and expose our company to risks in markets in which we have limited experience, such as the Eliminating Kickbacks in Recovery Act and other state laws that are not as well-developed in regulation and decisional authority as their federal equivalents. We expect that we will have to adjust certain elements of our existing business model, which could have an adverse effect on our business.
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

Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including U.S. treasury securities. As a result of the uncertain domestic and global political, economic, credit and financial market conditions, including the significant increases in the federal funds rate since 2021, an increase in the Consumer Price Index of 7% in 2022, which has continued at a comparable rate in 2023, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Given that future deterioration in the U.S. and global credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our cash, cash equivalents, or investments will not occur. Uncertainty surrounding the trading market for U.S. government securities or impairment of the U.S. government's ability to satisfy its obligations under such treasury securities could impact the liquidity or valuation of our current portfolio of cash, cash equivalents, and investments, a substantial portion of which were invested in U.S. treasury securities. Further, continued domestic and international political uncertainty, along with credit, and financial market uncertainty, may make it difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Some states in which we operate are operating with budget deficits or could have budget deficit in the future, which may delay reimbursement in a manner that would adversely affect our liquidity. In addition, from time to time, procedural issues require us to resubmit or appeal claims before payment is remitted, which contributes to our aged receivables. Unanticipated delays in receiving reimbursement from state programs or commercial payors due to changes in their policies or billing or audit procedures may adversely impact our liquidity and working capital.

The continued use and growth of managed care organizations (MCOs) may contribute to delays or reductions in our reimbursement, including Managed Medicaid.
In forty-one states, including some of the largest where we operate, state Medicaid benefits are administered through MCOs. Typically, these MCOs manage commercial health and federal Medicare Advantage benefits under a managed care contract. Nationally, MCOs cover approximately 57 million and 30 million Medicaid and Medicare Advantage beneficiaries, respectively. MCOs may be more aggressive than state Medicaid and federal Medicare agencies in denying claims or seeking recoupment of payments so that their services under these managed contracts are profitable. The additional steps created by the use of MCOs in disbursement of funds creates more risk of delayed, reduced, or recouped payments for our independent operating subsidiaries, and additional avenues for risks that include fines and other sanctions, including suspension or exclusion from participation in various governmental programs.
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

Certain of our directors who serve on our Board of Directors also serve on the board of directors of Pennant. This may create, or appear to create, conflicts of interest when our, or Pennant's management and directors face decisions that could have different implications for us and Pennant, including the resolution of any dispute regarding the terms of the agreements governing the spin-off transaction and the relationship between us and Pennant after the spin-off transaction or any other commercial agreements entered into in the future between us and Pennant and the allocation of such directors’ time between us and Pennant.

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

Our ability to pay and maintain cash dividends is based on many factors, including our ability to make and finance acquisitions, our ability to negotiate favorable lease and other contractual terms, anticipated operating cost levels, the level of demand for occupancy at our facilities, the rates we charge and actual results that may vary substantially from estimates. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay or maintain dividends. The Amended Credit Agreement restricts our ability to pay dividends to stockholders if we receive notice that we are in default under the agreement. The failure to pay or maintain dividends could adversely affect our stock price.
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

Item 5.         OTHER INFORMATION

Rule 10b5-1 Plan Elections

Ann S. Blouin, a member of our Board of Directors, entered into a Rule 10b5-1 trading arrangement (as such term is defined in Item 408 of Regulation S-K) on May 1, 2023. Dr. Blouin's plan provides for the potential sale of up to 150 shares of the Company's common stock between July 31, 2023 and April 30, 2024.

Chad A. Keetch, Chief Investment Officer, Executive Vice President & Secretary, entered into a Rule 10b5-1 trading arrangement on May 5, 2023. Mr. Keetch's plan provides for the potential exercise of vested stock options and the associated sale of up to 36,263 shares of the Company's common stock between August 4, 2023 and May 29, 2024.

Daren J. Shaw, a member of our Board of Directors, entered into a Rule 10b5-1 trading arrangement on May 23, 2023. Mr. Shaw's plan provides for the potential exercise of vested stock options and the associated sale of up to 24,463 shares of the Company's common stock between August 29, 2023 and July 31, 2024.

These Rule 10b5-1 trading arrangements were entered into during an open trading window and are intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) under the Securities Exchange Act of 1934, as amended, and the Company's policies regarding transactions in Company securities.

Item 6.        EXHIBITS

EXHIBIT INDEX

Exhibit	Description

3.1	Fifth Amended and Restated Certificate of Incorporation of The Ensign Group, Inc., filed with the Delaware Secretary of State on November 15, 2007 (attached as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33757) filed with the SEC on December 21, 2007)

3.2	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of The Ensign Group, Inc., filed with the Delaware Secretary of State on February 4, 2020 (attached as Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-33757) filed with the SEC on February 5, 2020)

3.3	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of The Ensign Group, Inc., filed with the Delaware Secretary of State on May 18, 2023.

3.4	Amended and Restated Bylaws of The Ensign Group, Inc. (attached as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33757) filed with the SEC on December 21, 2007)

3.5	Amendment to the Amended and Restated Bylaws, dated August 5, 2014 (attached as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-33757) filed with the SEC on August 8, 2014)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
* Documents not filed herewith are incorporated by reference to the prior filings identified in the table above.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ENSIGN GROUP, INC.

July 27, 2023	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer, Executive Vice President and Director (Principal Financial Officer and Accounting Officer and Duly Authorized Officer)