Form 10-Q
period 2023-09-30
ENSIGN GROUP, INC
filed 2023-10-25
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2023.
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
As of October 20, 2023, 56,452,238 shares of the registrant’s common stock, $0.001 par value, were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2023

PART I.
Item 1.        FINANCIAL STATEMENTS

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	September 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$467,870	$316,270
Accounts receivable—less allowance for doubtful accounts of $9,422 and $7,802 at September 30, 2023 and December 31, 2022, respectively	472,123	408,432
Investments—current	16,433	15,441
Prepaid expenses and other current assets	37,921	40,982
Total current assets	994,347	781,125
Property and equipment, net	1,067,902	992,010
Right-of-use assets	1,773,751	1,450,995
Insurance subsidiary deposits and investments	86,818	67,652
Deferred tax assets	39,968	39,643
Restricted and other assets	35,979	37,291
Intangible assets, net	6,347	6,437
Goodwill	76,869	76,869
TOTAL ASSETS	$4,081,981	$3,452,022
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$77,091	$77,087
Accrued wages and related liabilities	311,509	289,810
Lease liabilities—current	80,956	65,796
Accrued self-insurance liabilities—current	50,197	48,187
Other accrued liabilities	148,128	97,309
Current maturities of long-term debt	3,916	3,883
Total current liabilities	671,797	582,072
Long-term debt—less current maturities	146,453	149,269
Long-term lease liabilities—less current portion	1,657,955	1,355,113
Accrued self-insurance liabilities—less current portion	97,502	83,495
Other long-term liabilities	42,832	33,273
TOTAL LIABILITIES	$2,616,539	$2,203,222

Commitments and contingencies (Notes 15, 17 and 19)

EQUITY
Ensign Group, Inc. stockholders' equity:
Common stock: $0.001 par value; 150,000, 59,803 and 56,413 shares authorized, shares issued and shares outstanding at September 30, 2023, respectively, and 100,000, 59,029 and 55,661 shares authorized, shares issued and shares outstanding at December 31, 2022, respectively	60	59
Additional paid-in capital	451,883	415,560
Retained earnings	1,124,358	946,339
Common stock in treasury, at cost, 3,390 and 3,368 shares at September 30, 2023 and December 31, 2022, respectively	(116,555)	(114,626)
Total Ensign Group, Inc. stockholders' equity	1,459,746	1,247,332
Non-controlling interest	5,696	1,468
Total equity	$1,465,442	$1,248,800
TOTAL LIABILITIES AND EQUITY	$4,081,981	$3,452,022
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(In thousands, except per share data)
REVENUE
Service revenue	$935,324	$765,883	$2,733,343	$2,203,386
Rental revenue	5,467	4,122	15,634	12,550
TOTAL REVENUE	$940,791	$770,005	$2,748,977	$2,215,936
Expense:
Cost of services	741,069	601,623	2,160,080	1,720,905
Rent—cost of services	50,357	38,907	146,754	111,897
General and administrative expense	51,127	39,247	156,448	116,030
Depreciation and amortization	18,446	15,941	53,154	45,475
TOTAL EXPENSES	860,999	695,718	2,516,436	1,994,307
Income from operations	79,792	74,287	232,541	221,629
Other income (expense):
Interest expense	(2,024)	(2,108)	(6,083)	(6,864)
Other income (expense)	4,277	276	15,022	(3,127)
Other income (expense), net	2,253	(1,832)	8,939	(9,991)
Income before provision for income taxes	82,045	72,455	241,480	211,638
Provision for income taxes	18,077	16,213	53,453	47,505
NET INCOME	63,968	56,242	188,027	164,133
Less:
Net income (loss) attributable to noncontrolling interests	105	63	319	(77)
Net income attributable to The Ensign Group, Inc.	$63,863	$56,179	$187,708	$164,210

NET INCOME PER SHARE ATTRIBUTABLE TO THE ENSIGN GROUP INC.
Basic	$1.14	$1.02	$3.38	$3.00
Diluted	$1.11	$0.99	$3.28	$2.89
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	55,829	54,882	55,582	54,819
Diluted	57,337	56,761	57,245	56,829
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
BALANCE - JANUARY 1, 2023	55,661	$59	$415,560	$946,339	3,368	$(114,626)	$1,468	$1,248,800
Issuance of common stock to employees and directors resulting from the exercise of stock options	145	1	2,653	—	—	—	—	2,654
Issuance of restricted stock, net of forfeitures	102	—	5,068	—	—	—	—	5,068
Shares of common stock used to satisfy tax withholding obligations	(1)	—	—	—	1	(20)	—	(20)
Dividends declared ($0.0575 per share)	—	—	—	(3,215)	—	—	—	(3,215)
Employee stock award compensation	—	—	6,573	—	—	—	—	6,573
Acquisition of noncontrolling interest shares	—	—	(77)	—	—	—	—	(77)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	117	117
Noncontrolling interests attributable to subsidiary equity plan	—	—	6	—	—	—	(4)	2
Net income attributable to the Ensign Group, Inc.	—	—	—	59,852	—	—	—	59,852
BALANCE - MARCH 31, 2023	55,907	$60	$429,783	$1,002,976	3,369	$(114,646)	$1,581	$1,319,754
Issuance of common stock to employees and directors resulting from the exercise of stock options	253	—	5,905	—	—	—	—	5,905
Issuance of restricted stock, net of forfeitures	54	—	—	—	—	—	—	—
Shares of common stock used to satisfy tax withholding obligations	(21)	—	—	—	21	(1,909)	—	(1,909)
Dividends declared ($0.0575 per share)	—	—	—	(3,231)	—	—	—	(3,231)
Employee stock award compensation	—	—	8,881	—	—	—	—	8,881
Acquisition of noncontrolling interest shares	—	—	(100)	—	—	—	—	(100)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	97	97
Noncontrolling interests attributable to subsidiary equity plan	—	—	(3,937)	—	—	—	3,940	3
Net income attributable to the Ensign Group, Inc.	—	—	—	63,993	—	—	—	63,993
BALANCE - JUNE 30, 2023	56,193	$60	$440,532	$1,063,738	3,390	$(116,555)	$5,618	$1,393,393
Issuance of common stock to employees and directors resulting from the exercise of stock options	180	—	4,148	—	—	—	—	4,148
Issuance of restricted stock, net of forfeitures	40	—	—	—	—	—	—	—
Dividends declared ($0.0575 per share)	—	—	—	(3,243)	—	—	—	(3,243)
Employee stock award compensation	—	—	7,230	—	—	—	—	7,230
Acquisition of noncontrolling interest shares	—	—	(57)	—	—	—	—	(57)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	105	105
Noncontrolling interests attributable to subsidiary equity plan	—	—	30	—	—	—	(27)	3
Net income attributable to the Ensign Group, Inc.	—	—	—	63,863	—	—	—	63,863
BALANCE - SEPTEMBER 30, 2023	56,413	$60	$451,883	$1,124,358	3,390	$(116,555)	$5,696	$1,465,442

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
BALANCE - JANUARY 1, 2022	55,190	$58	$369,760	$733,992	2,944	$(83,042)	$946	$1,021,714
Issuance of common stock to employees and directors resulting from the exercise of stock options	147	—	2,768	—	—	—	—	2,768
Issuance of restricted stock, net of forfeitures	104	—	5,241	—	—	—	—	5,241
Shares of common stock used to satisfy tax withholding obligations	—	—	—	—	—	(15)	—	(15)
Dividends declared ($0.0550 per share)	—	—	—	(3,042)	—	—	—	(3,042)
Employee stock award compensation	—	—	5,167	—	—	—	—	5,167
Repurchase of common stock (Note 20)	(133)	—	—	—	133	(9,882)	—	(9,882)
Acquisition of noncontrolling interest shares	—	—	245	—	—	—	(271)	(26)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(252)	(252)
Net income attributable to the Ensign Group, Inc.	—	—	—	50,340	—	—	—	50,340
BALANCE - MARCH 31, 2022	55,308	$58	$383,181	$781,290	3,077	$(92,939)	$423	$1,072,013
Issuance of common stock to employees and directors resulting from the exercise of stock options	223	—	3,303	—	—	—	—	3,303
Issuance of restricted stock, net of forfeitures	38	—	—	—	—	—	—	—
Shares of common stock used to satisfy tax withholding obligations	(20)	—	—	—	20	(1,687)	—	(1,687)
Dividends declared ($0.0550 per share)	—	—	—	(3,040)	—	—	—	(3,040)
Employee stock award compensation	—	—	5,616	—	—	—	—	5,616
Repurchase of common stock (Note 20)	(271)	—	—	—	271	(20,000)	—	(20,000)
Issuance of noncontrolling interests through subsidiary equity plan	—	—	6,693	—	—	—	—	6,693
Net income attributable to noncontrolling interest	—	—	—	—	—	—	112	112
Noncontrolling interests attributable to subsidiary equity plan	—	—	—	—	—	—	(8)	(8)
Net income attributable to the Ensign Group, Inc.	—	—	—	57,691	—	—	—	57,691
BALANCE - JUNE 30, 2022	55,278	$58	$398,793	$835,941	3,368	$(114,626)	$527	$1,120,693
Issuance of common stock to employees and directors resulting from the exercise of stock options	151	—	2,635	—	—	—	—	2,635
Issuance of restricted stock, net of forfeitures	36	—	—	—	—	—	—	—
Shares of common stock used to satisfy tax withholding obligations	—	—	—	—	—	—	—	—
Dividends declared ($0.0550 per share)	—	—	—	(3,051)	—	—	—	(3,051)
Employee stock award compensation	—	—	5,898	—	—	—	—	5,898
Acquisition of noncontrolling interest shares	—	—	(1,774)	—	—	—	1,105	(669)
Repurchase of common stock (Note 19)	—			—				—
Net income attributable to noncontrolling interest	—	—	—	—	—	—	63	63
Noncontrolling interests attributable to subsidiary equity plan	—	—	3	—	—	—	(3)	—
Net income attributable to the Ensign Group, Inc.	—	—	—	56,179	—	—	—	56,179
BALANCE - SEPTEMBER 30, 2022	55,465	$58	$405,555	$889,069	3,368	$(114,626)	$1,692	$1,181,748

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$188,027	$164,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,154	45,475
Amortization of deferred financing fees	802	770
Non-cash leasing arrangement	692	351
Write-off of deferred financing fees	—	566
Deferred income taxes	(325)	(585)
Provision for doubtful accounts	3,081	2,301
Stock-based compensation	22,691	16,681
Cash received from insurance proceeds	1,396	—
Gain on sale of assets	—	(3,467)
(Gain)/loss on insurance claims, legal adjustments and asset disposals	(1,813)	5,499
Change in operating assets and liabilities
Accounts receivable	(66,630)	(27,552)
Prepaid income taxes	4,643	(9,846)
Prepaid expenses and other assets	1,459	(8,479)
Cash surrender value of life insurance policy premiums	(11,723)	(5,378)
Deferred compensation liability	11,663	5,371
Operating lease obligations	(6,345)	215
Accounts payable	704	4,878
Accrued wages and related liabilities	24,700	14,307
Income taxes payable	40,781	—
Other accrued liabilities	11,387	5,163
Accrued self-insurance liabilities	13,090	11,968
Other long-term liabilities	(37)	(34)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$291,397	$222,337
Cash flows from investing activities:
Purchase of property and equipment	(77,360)	(59,735)
Cash payments for business acquisitions (Note 7)	—	(16,400)
Cash payments for asset acquisitions (Note 7)	(53,684)	(65,699)
Escrow deposits	(325)	(8,287)
Cash from insurance proceeds	1,129	1,143
Cash proceeds from the sale of assets	48	8,626
Purchases of investments	(20,538)	(15,497)
Maturities of investments	12,103	11,905
Other restricted assets	873	173
NET CASH USED IN INVESTING ACTIVITIES	$(137,754)	$(143,771)

Cash flows from financing activities:
Proceeds from debt (Note 15)	—	211
Payments on debt (Note 15)	(2,917)	(2,908)
Issuance of common stock upon exercise of options	12,707	8,706
Repurchase of shares of common stock to satisfy tax withholding obligations	(1,929)	(1,702)
Repurchase of shares of common stock (Note 20)	—	(29,882)
Dividends paid	(9,647)	(9,118)
Proceeds from sale of subsidiary shares (Note 6)	—	6,693
Non-controlling interest distribution	(4)	(11)
Purchase of non-controlling interest	(234)	(695)
Payments of deferred financing costs	(19)	(3,197)

NET CASH USED IN FINANCING ACTIVITIES	$(2,043)	$(31,903)
Net increase in cash and cash equivalents	151,600	46,663
Cash and cash equivalents beginning of period	316,270	262,201
Cash and cash equivalents end of period	$467,870	$308,864

	Nine Months Ended September 30,
(In thousands)	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$5,287	$5,800
Income taxes	$8,480	$57,880
Lease liabilities	$146,162	$110,942
Non-cash financing and investing activity
Accrued capital expenditures	$4,100	$4,200
Right-of-use assets obtained in exchange for new and modified operating lease obligations	$373,832	$254,742

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, shares and options in thousands, except per share data)
1. DESCRIPTION OF BUSINESS
The Company — The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company's independent operating subsidiaries provide health care services across the post-acute care continuum and engage in the ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare-related properties and other ancillary businesses. As of September 30, 2023, the Company's independent operating subsidiaries operated 295 facilities and other ancillary operations located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. The Company's independent operating subsidiaries have a collective capacity of approximately 30,500 operational skilled nursing beds and 3,000 senior living units. As of September 30, 2023, the Company's independent operating subsidiaries operated 213 facilities under long-term lease arrangements, and had options to purchase 11 of those 213 facilities. The Company's real estate portfolio includes 112 owned real estate properties, which includes 82 facilities operated and managed by the Company's independent operating subsidiaries, 30 operations leased to and operated by third party operators, and the Service Center location. Of those 30 operations, one senior living facility is located on the same real estate property as a skilled nursing facility that the Company owns and operates.
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
In 2022, the Company formed a captive real estate investment trust (REIT), which owns and manages its real estate business, called Standard Bearer Healthcare REIT, Inc. (Standard Bearer). The REIT structure provides the Company with an efficient vehicle for future acquisitions of properties that could be operated by Ensign affiliates or other third parties. Refer to Note 6, Standard Bearer for additional information on Standard Bearer.
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
Other Information — The accompanying condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 (collectively, the Interim Financial Statements) are unaudited. Certain information and note disclosures normally included in the annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2022 which are included in the Company’s Annual Report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.
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

Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. See Note 5, Fair Value Measurements for additional information.
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
Leases and Leasehold Improvements — The Company leases skilled nursing facilities, senior living facilities and commercial office space. The Company determines if an arrangement is a lease and performs an evaluation to determine whether the lease should be classified as an operating or finance lease at the inception of the lease. As of September 30, 2023, the Company has one financing lease that is not material to the condensed consolidated balance sheets. Rights and obligations of these leases are included as right-of-use assets, current and long-term lease liabilities on the Company's condensed consolidated balance sheets. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of future lease payments. The Company utilized a third-party valuation specialist to assist in estimating the incremental borrowing rate.
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
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s operating subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the operating subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions, and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and determined there was no impairment during the three and nine months ended September 30, 2023 and 2022.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is subject to annual testing for impairment. In addition, goodwill is tested for impairment if events occur or circumstances indicate that its carrying value may not be recoverable. The Company performs its annual test for impairment during the fourth quarter of each year. Management has evaluated its intangible assets and determined there was no impairment during the three and nine months ended September 30, 2023 and 2022.
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
The Company’s policy is to accrue amounts equal to the actuarial estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued general liability and professional malpractice liabilities on an undiscounted basis, net of anticipated insurance recoveries, were $90,811 and $79,781 as of September 30, 2023 and December 31, 2022, respectively.
The Company’s operating subsidiaries are self-insured for workers’ compensation liabilities in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual specific excess insurance coverage that insures individual claims that exceed $625 per occurrence. In Texas, the operating subsidiaries have elected non-subscriber status for workers’ compensation claims and the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 per occurrence. The Company’s operating subsidiaries in all other states, with the exception of Washington, are under a loss sensitive plan that insures individual claims that exceed $350 per occurrence. In the state of Washington, the Company is self-insured and has purchased individual specific excess insurance coverage that insures individual claims that exceed $500 per occurrence. For all of the self-insured plans and retention, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $28,733 and $27,301 as of September 30, 2023 and December 31, 2022, respectively.
In addition, the Company has recorded an asset and corresponding liability of $13,439 and $10,512 as of September 30, 2023 and December 31, 2022, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis. See Note 12, Restricted and Other Assets.
The Company self-funds medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $525 for each covered person for fiscal year 2023. As of September 30, 2023 and December 31, 2022, the Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $14,716 and $14,088, respectively.

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
Standard Bearer elected to be taxed as a REIT, for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2022. Standard Bearer believes it has been organized, has operated and intends to continue to operate in a manner to qualify for taxation as a REIT. In order to qualify as a REIT, Standard Bearer must meet certain organizational and operational requirements, including a requirement to distribute to its shareholders, which in this case is the Company, at least 90% of its annual taxable income. As a REIT, Standard Bearer generally will not be subject to federal income tax to the extent it distributes as qualifying dividends all of its REIT taxable income to its shareholders. If Standard Bearer fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions.
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

Revenue from the Medicare and Medicaid programs accounted for 72.1% and 72.8% for the three and nine months ended September 30, 2023, respectively, and 73.7% and 73.5% for the three and nine months ended September 30, 2022. Settlements with Medicare and Medicaid payors for retroactive adjustments due to audits and reviews are considered variable consideration and are included in the determination of the estimated transaction price. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity. Consistent with healthcare industry practices, any changes to these revenue estimates are recorded in the period the change or adjustment becomes known based on the final settlement. The Company recorded adjustments to revenue which were not material to the Company's revenue for the three and nine months ended September 30, 2023 and 2022.

Service revenue for the three and nine months ended September 30, 2023 and 2022 is summarized in the following tables:

	Three Months Ended September 30,
	2023		2022
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid(1)	$374,838	40.1%	$302,615	39.5%
Medicare	237,531	25.4	211,104	27.6
Medicaid — skilled	62,452	6.6	50,643	6.6
Total Medicaid and Medicare	674,821	72.1	564,362	73.7
Managed care	170,747	18.3	132,663	17.3
Private and other(2)	89,756	9.6	68,858	9.0
SERVICE REVENUE	$935,324	100.0%	$765,883	100.0%
(1) Medicaid payor includes revenue for senior living operations and revenue related to state relief funding.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services.

	Nine Months Ended September 30,
	2023		2022
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid(1)	$1,074,883	39.3%	$863,091	39.2%
Medicare	733,335	26.8	610,009	27.7
Medicaid — skilled	182,394	6.7	146,355	6.6
Total Medicaid and Medicare	1,990,612	72.8	1,619,455	73.5
Managed care	488,511	17.9	389,036	17.7
Private and other(2)	254,220	9.3	194,895	8.8
SERVICE REVENUE	$2,733,343	100.0%	$2,203,386	100.0%
(1) Medicaid payor includes revenue for senior living operations and revenue related to state relief funding.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services.
In addition to the service revenue above, the Company's rental revenue derived from triple-net lease arrangements with third parties is $5,467 and $15,634, respectively, for the three and nine months ended September 30, 2023 and $4,122 and $12,550, respectively, for the three and nine months ended September 30, 2022.

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
Revenues from these additional payments are recognized in accordance with ASC 606, subject to variable consideration constraints. In certain operations where the Company received additional payments that exceeded expenses incurred related to specific qualifiers, the Company recorded deferred revenue for the excess amount until additional expenses are incurred for recognition. Accordingly, the amount of state relief revenue recognized is limited to the actual related expenses incurred. As of September 30, 2023 and December 31, 2022, the Company had $636 and $1,001 in unapplied state relief funds, respectively. During the three and nine months ended September 30, 2023, the Company received $9,900 and $54,744 in state relief funding and recognized $10,298 and $55,109, respectively, as revenue. During the three and nine months ended September 30, 2022, the Company received $20,293 and $64,955 in state relief funding and recognized $21,400 and $63,488, respectively, as revenue.
Balance Sheet Impact
Included in the Company’s condensed consolidated balance sheets are contract balances, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company had no material contract liabilities and contract assets as of September 30, 2023 and December 31, 2022, or activity during the three and nine months ended September 30, 2023 and 2022.

Accounts receivable as of September 30, 2023 and December 31, 2022, is summarized in the following table:

	September 30, 2023	December 31, 2022
Medicaid	$188,572	$157,878
Managed care	118,756	95,940
Medicare	75,717	76,526
Private and other payors	98,500	85,890
	481,545	416,234
Less: allowance for doubtful accounts	(9,422)	(7,802)
ACCOUNTS RECEIVABLE, NET	$472,123	$408,432
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

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NUMERATOR:
Net income	$63,968	$56,242	$188,027	$164,133
Less: net income (loss) attributable to noncontrolling interests	105	63	319	(77)
Net income attributable to The Ensign Group, Inc.	$63,863	$56,179	$187,708	$164,210

DENOMINATOR:
Weighted average shares outstanding for basic net income per share	55,829	54,882	55,582	54,819
Basic net income per common share:	$1.14	$1.02	$3.38	$3.00

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NUMERATOR:
Net income	$63,968	$56,242	$188,027	$164,133
Less: net income (loss) attributable to noncontrolling interests	105	63	319	(77)
Net income attributable to The Ensign Group, Inc.	$63,863	$56,179	$187,708	$164,210

DENOMINATOR:
Weighted average common shares outstanding	55,829	54,882	55,582	54,819
Plus: incremental shares from assumed conversion (1)	1,508	1,879	1,663	2,010
Adjusted weighted average common shares outstanding	57,337	56,761	57,245	56,829
Diluted net income per common share:	$1.11	$0.99	$3.28	$2.89
(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 1,475 and 1,389 for the three and nine months ended September 30, 2023, respectively, and 918 and 734 for the three and nine months ended September 30, 2022, respectively.
5. FAIR VALUE MEASUREMENTS

The Company's financial assets include the captive insurance subsidiary's deposits and investments designated to support long-term insurance subsidiary liabilities and are carried at a cost basis of $57,290 and $53,924 as of September 30, 2023 and December 31, 2022, respectively. Also included are contracts insuring the lives of certain employees who are eligible to participate in non-qualified deferred compensation plans that are held in a rabbi trust. The cash surrender value of these contracts is based on funds that shadow the investment allocations specified by participants in the deferred compensation plan. As of September 30, 2023, and December 31, 2022, the adjusted cost basis of the investment funds was $36,867 and $25,144, respectively.

As of September 30, 2023 and December 31, 2022, the cost basis of the Company's financial assets included in the captive insurance subsidiary's investments and deferred compensation plan investment funds are considered to approximate the fair value of these financial assets and are derived using Level 2 inputs. Additionally, the Company has other investments, which are not material, where the fair value is derived using Level 3 inputs. The Company believes its investments that were in an unrealized loss position as of September 30, 2023 and December 31, 2022 do not require an allowance for expected credit losses, nor has any event occurred through the filing date of this report that would indicate differently.

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
6. STANDARD BEARER
Standard Bearer's real estate portfolio consists of 107 of the Company's 112 owned real estate properties, of which 78 are operated and managed by the Company and 30 are leased to and operated by third party operators. Of those 30 operations, one senior living facility is located on the same real estate property as a skilled nursing facility that the Company owns and operates. Standard Bearer elected to be taxed as a REIT, for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2022.
During the nine months ended September 30, 2023, Standard Bearer acquired the real estate of three stand-alone skilled nursing facilities and one campus operation for an aggregate purchase price of $52,802. Of these additions, the three skilled nursing facilities acquired are operated by the Company's affiliated operating subsidiaries and the campus operation is leased to a third party operator. During the nine months ended September 30, 2022, Standard Bearer acquired the real estate of eight skilled nursing facilities for an aggregate purchase price of $65,619, three of which were previously operated and managed by Ensign's affiliated operations. Refer to Note 7, Operation Expansions, for additional information.
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
Intercompany master lease agreements
Certain of the Company's operating subsidiaries and the 78 Standard Bearer subsidiaries have entered into five triple-net master lease agreements (collectively, the Standard Bearer Master Leases). The lease periods range from 15 to 19 years with three five-year renewal options beyond the initial term, on the same terms and conditions. The rent structure under the Standard Bearer Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the operating subsidiaries are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties; (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Rental revenue generated from Ensign affiliated operations was $16,976 and $49,035 for the three and nine months ended September 30, 2023, respectively, and $15,024 and $42,343 for the three and nine months ended September 30, 2022, respectively.
Intercompany management agreement
Standard Bearer has no employees. The Service Center provides personnel and services to Standard Bearer pursuant to the management agreement between Standard Bearer and the Service Center. The management agreement provides for a base management fee that is equal to 5% of total rental revenue and an incentive management fee that is equal to 5% of funds from operations (FFO) and is capped at 1% of total rental revenue, for a total of 6%. Management fee generated between Standard Bearer and the Service Center for the three and nine months ended September 30, 2023 was $1,259 and $3,636, respectively. Management fees generated between Standard Bearer and the Service Center for the three and nine months ended September 30, 2022 was $1,124 and $3,202, respectively.
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
Equity Instrument Denominated in the Shares of a Subsidiary
As part of the formation of Standard Bearer in January of 2022, the Company established the Standard Bearer Healthcare REIT, Inc. 2022 Omnibus Incentive Plan (Standard Bearer Equity Plan). The Company may grant stock options and restricted stock awards under the Standard Bearer Equity Plan to employees and management of Ensign's affiliated subsidiaries. These awards generally vest over a period of five years or upon the occurrence of certain prescribed events. The value of the stock options and restricted stock awards is tied to the value of the common stock of Standard Bearer, which is determined based on an independent valuation of Standard Bearer. The awards can be put to Standard Bearer at various prescribed dates, which in no event is earlier than six months after vesting of the restricted awards or exercise of the stock options. The Company can also call the awards, generally upon employee termination. In the second quarter of 2022, Standard Bearer sold fully vested common shares from the Standard Bearer Equity Plan to shareholders for cash of $6,544. During the nine months ended September 30, 2023 and 2022, the Company did not grant any stock options nor restricted shares under the Standard Bearer Equity Plan.
Also in the second quarter of 2022, Standard Bearer established shareholders of its preferred shares through contributions of cash of $149. These preferred shares were fully vested at the time of the contributions by the shareholders. The value of Standard Bearer common and preferred shares held by the Company are eliminated in consolidation and the value held by other shareholders are classified as noncontrolling interests on the Company's condensed consolidated balance sheets.
7. OPERATION EXPANSIONS
The expansion focus of the Company's subsidiaries is to purchase or lease operations that are complementary to the current affiliated operations, accretive to the business, or otherwise advance the Company's strategy. The results of all operating subsidiaries are included in the Interim Financial Statements subsequent to the date of acquisition. Acquisitions are accounted for using the acquisition method of accounting. The Company's affiliated operations also enter into long-term leases that may include options to purchase the facilities. As a result, from time to time, a real estate affiliated subsidiary will acquire the property of facilities that have previously been operated under third-party leases.
2023 Expansions
During the nine months ended September 30, 2023, the Company expanded its operations and real estate portfolio through a combination of long-term leases and real estate purchases, with the addition of 24 stand-alone skilled nursing operations. Of these additions, Standard Bearer acquired the real estate of three of the stand-alone skilled nursing operations, which were leased back to Ensign affiliated entities. Refer to Note 6, Standard Bearer, for additional information on the purchase of real estate properties. These new operations added a total of 2,340 operational skilled nursing beds operated by the Company's affiliated operating subsidiaries. The Company also invested in new ancillary services that are complementary to its existing businesses.
In connection with the new operations obtained through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company entered into a separate operations transfer agreement with each prior operator as part of each transaction.
Subsequent to September 30, 2023, the Company expanded its operations through a long-term lease, with the addition of one stand-alone skilled nursing operation. This new operation added 45 operational skilled nursing beds operated by the Company's affiliated operating subsidiaries.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2022 Expansions
During the nine months ended September 30, 2022, the Company expanded its operations and real estate portfolio through a combination of long-term leases and real estate purchases, with the addition of 11 stand-alone skilled nursing operations and one campus operation. Of these additions, Standard Bearer acquired the real estate of five of the stand-alone skilled nursing operations, which was leased back to Ensign affiliated entities. Refer to Note 6, Standard Bearer, for additional information on the purchases of real estate properties. In addition, the Company added five senior living operations that were transferred from The Pennant Group, Inc. (Pennant), three of which are part of campuses operated by the Company's affiliated operating subsidiaries. These new operations added a total of 1,553 operational skilled nursing beds and 674 operational senior living units to be operated by the Company's affiliated operating subsidiaries. The Company also invested in new ancillary services that are complementary to its existing businesses.
Of the new operations acquired during the nine months ended September 30, 2022, $16,400 was concentrated in goodwill and accordingly, the transactions were classified as business combinations.
In connection with the new operations obtained through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company entered into a separate operations transfer agreement with each prior operator as part of each transaction.

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return. The operations added by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operations, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired operating subsidiaries. The assets added during the nine months ended September 30, 2023 were not material operations to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These additions have been included in the September 30, 2023 condensed consolidated balance sheets of the Company, and the operating results have been included in the condensed consolidated statements of operations of the Company since the date the Company gained effective control.
8. BUSINESS SEGMENTS

The Company has two reportable segments: (1) skilled services, which includes the operation of skilled nursing facilities and rehabilitation therapy services and (2) Standard Bearer, which is comprised of selected real estate properties owned by Standard Bearer and leased to skilled nursing and senior living operators.

As of September 30, 2023, the skilled services segment includes 258 skilled nursing operations and 26 campus operations that provide both skilled nursing and rehabilitative care services and senior living services. The Company's Standard Bearer segment consists of 107 owned real estate properties.

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

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables set forth financial information for the segments:

	Three Months Ended September 30, 2023
	Skilled Services	Standard Bearer	All Other(1)	Intercompany Elimination	Total
Service revenue(2)	$902,967	$—	$36,254	$(3,897)	$935,324
Rental revenue(3)	—	20,980	2,870	(18,383)	5,467
TOTAL REVENUE	$902,967	$20,980	$39,124	$(22,280)	$940,791
Segment income (loss)	117,816	7,165	(42,936)	—	82,045
Income before provision for income taxes					$82,045
Depreciation and amortization	9,936	6,429	2,081	—	18,446
Interest expense(4)	$—	$5,139	$312	$(3,427)	$2,024
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
(3) All Other rental revenue includes rental revenue associated with the Company's subleases to third parties of $1,063 for the three months ended September 30, 2023. Intercompany rental revenue represents rental income generated by both Standard Bearer and other real estate properties with the Company's affiliated wholly owned healthcare facilities. Intercompany rental revenue is eliminated in consolidation along with corresponding intercompany rent expense.
(4) Included in interest expense in Standard Bearer is interest expense incurred from intercompany debt arrangements between Standard Bearer and The Ensign Group, Inc. Intercompany interest expense is eliminated in the "Intercompany Elimination" column.

	Three Months Ended September 30, 2022
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

	Nine Months Ended September 30, 2023
	Skilled Services	Standard Bearer	All Other (1)	Intercompany Elimination	Total
Service revenue(2)	$2,638,090	$—	$106,322	$(11,069)	$2,733,343
Rental revenue(3)	—	60,611	8,252	(53,229)	15,634
TOTAL REVENUE	$2,638,090	$60,611	$114,574	$(64,298)	$2,748,977
Segment income (loss)	348,169	21,517	(128,106)	—	241,580
Loss on real estate insurance recoveries					(100)
Income before provision for income taxes					$241,480
Depreciation and amortization	28,417	18,528	6,209	—	53,154
Interest expense(4)	$—	$14,283	$927	$(9,127)	$6,083
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(3) All Other rental revenue includes rental revenue associated with the Company's subleases to third parties of $2,834 for the nine months ended September 30, 2023. Intercompany rental revenue represents rental income generated by both Standard Bearer and other real estate properties with the Company's affiliated wholly owned healthcare facilities. Intercompany rental revenue is eliminated in consolidation along with corresponding intercompany rent expense.
(4) Included in interest expense in Standard Bearer is interest expense incurred from intercompany debt arrangements between Standard Bearer and The Ensign Group, Inc. Intercompany interest expense is eliminated in the "Intercompany Elimination" column.

	Nine Months Ended September 30, 2022
	Skilled Services	Standard Bearer	All Other (1)	Intercompany Elimination	Total
Service revenue(2)	$2,128,567	$—	$84,256	$(9,437)	$2,203,386
Rental revenue(3)	—	53,523	5,537	(46,510)	12,550
TOTAL REVENUE	$2,128,567	$53,523	$89,793	$(55,947)	$2,215,936
Segment income (loss)	302,272	20,679	(114,580)	—	208,371
Gain on sale of assets, net					3,267
Income before provision for income taxes					$211,638
Depreciation and amortization	24,411	15,798	5,266	—	45,475
Interest expense	$—	$11,385	$1,557	$(6,078)	$6,864
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

Service revenue by major payor source were as follows:

	Three Months Ended September 30, 2023
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$367,079	$7,759	$374,838	40.1%
Medicare	237,531	—	237,531	25.4
Medicaid-skilled	62,452	—	62,452	6.6
Subtotal	667,062	7,759	674,821	72.1
Managed care	170,747	—	170,747	18.3
Private and other(2)	65,158	24,598	89,756	9.6
TOTAL SERVICE REVENUE	$902,967	$32,357	$935,324	100.0%
(1) Medicaid payor includes revenue generated from senior living operations and revenue related to state relief funding.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services.
(3) All Other incorporates intercompany eliminations.

	Three Months Ended September 30, 2022
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$295,927	$6,688	$302,615	39.5%
Medicare	211,104	—	211,104	27.6
Medicaid-skilled	50,643	—	50,643	6.6
Subtotal	557,674	6,688	564,362	73.7
Managed care	132,663	—	132,663	17.3
Private and other(2)	48,981	19,877	68,858	9.0
TOTAL SERVICE REVENUE	$739,318	$26,565	$765,883	100.0%
(1) Medicaid payor includes revenue generated from senior living operations and revenue related to state relief funding.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services.
(3) All Other incorporates intercompany eliminations.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Nine Months Ended September 30, 2023
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$1,052,904	$21,979	$1,074,883	39.3%
Medicare	733,335	—	733,335	26.8
Medicaid-skilled	182,394	—	182,394	6.7
Subtotal	1,968,633	21,979	1,990,612	72.8
Managed care	488,511	—	488,511	17.9
Private and other(2)	180,946	73,274	254,220	9.3
TOTAL SERVICE REVENUE	$2,638,090	$95,253	$2,733,343	100.0%
(1) Medicaid payor includes revenue generated from senior living operations and revenue related to state relief funding.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services.
(3) All Other incorporates intercompany eliminations.

	Nine Months Ended September 30, 2022
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$845,341	$17,750	$863,091	39.2%
Medicare	610,009	—	610,009	27.7
Medicaid-skilled	146,355	—	146,355	6.6
Subtotal	1,601,705	17,750	1,619,455	73.5
Managed care	389,036	—	389,036	17.7
Private and other(2)	137,826	57,069	194,895	8.8
TOTAL SERVICE REVENUE	$2,128,567	$74,819	$2,203,386	100.0%
(1) Medicaid payor includes revenue generated from senior living operations and revenue related to state relief funding.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services.
(3) All Other incorporates intercompany eliminations.

9. PROPERTY AND EQUIPMENT - NET
Property and equipment, net consists of the following:

	September 30, 2023	December 31, 2022
Land	$140,239	$134,864
Buildings and improvements	790,333	728,231
Leasehold improvements	166,984	150,903
Equipment	334,999	295,739
Furniture and fixtures	4,868	4,544
Construction in progress	21,993	17,521
	1,459,416	1,331,802
Less: accumulated depreciation	(391,514)	(339,792)
PROPERTY AND EQUIPMENT, NET	$1,067,902	$992,010
The Company completed the sale of assets for a sale price of $8,607 and recorded a gain of $3,467 within the Company's condensed consolidated statement of income as cost of services during the nine months ended September 30, 2022. See also Note 6, Standard Bearer and Note 7, Operation Expansions for information on acquisitions during the nine months ended September 30, 2023.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. INTANGIBLE ASSETS - NET

	Weighted Average Life (Years)	September 30, 2023			December 31, 2022

		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Assembled occupancy	0.3	$702	$(570)	$132	$435	$(388)	$47
Facility trade name	30.0	733	(433)	300	733	(415)	318
Customer relationships	18.4	4,582	(2,639)	1,943	4,582	(2,482)	2,100
TOTAL		$6,017	$(3,642)	$2,375	$5,750	$(3,285)	$2,465

During the three and nine months ended September 30, 2023, amortization expense was $495 and $1,256, respectively, of which $303 and $899 was related to the amortization of right-of-use assets, respectively. During the three and nine months ended September 30, 2022, amortization expense was $432 and $1,254, respectively, of which $289 and $866 was related to the amortization of right-of-use assets, respectively.

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2023 (remainder)	$192
2024	234
2025	234
2026	234
2027	234
2028	234
Thereafter	1,013
$2,375

Other indefinite-lived intangible assets consist of the following:

	September 30, 2023	December 31, 2022
Trade name	$889	$889
Medicare and Medicaid licenses	3,083	3,083
TOTAL	$3,972	$3,972
11. GOODWILL

The Company anticipates that the majority of goodwill recognized will be fully deductible for tax purposes as of September 30, 2023. Provided that goodwill corresponds to the acquisition of a business and not merely the acquisition of real estate property, the Company's Standard Bearer segment appropriately does not carry a goodwill balance. The following table represents activity in goodwill by skilled service segment and "all other" category as of September 30, 2023 and December 31, 2022:

	Skilled Services	All Other	Total
Goodwill	$67,886	$8,983	$76,869

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

	September 30, 2023	December 31, 2022
Debt issuance costs, net	$3,104	$3,753
Long-term insurance losses recoverable asset	13,439	10,512
Capital improvement reserves with landlords and lenders	5,051	6,446
Deposits with landlords	2,657	2,527
Escrow deposits	325	—
Other	11,403	14,053
RESTRICTED AND OTHER ASSETS	$35,979	$37,291
Included in restricted and other assets as of September 30, 2023 and December 31, 2022 are anticipated insurance recoveries related to the Company's workers' compensation and general and professional liability claims that are recorded on a gross, rather than net, basis.
13. OTHER ACCRUED LIABILITIES

Other accrued liabilities consists of the following:

	September 30, 2023	December 31, 2022
Quality assurance fee	$8,786	$7,701
Refunds payable	46,274	40,783
Resident advances	5,920	9,698
Unapplied state relief funds	636	1,001
Cash held in trust for patients	6,357	6,400
Dividends payable	3,243	3,201
Property taxes	15,371	10,926
Income tax payable	40,781	—
Legal finding accrued	3,734	4,553
Other	17,026	13,046
OTHER ACCRUED LIABILITIES	$148,128	$97,309

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

14. INCOME TAXES
The Company recorded income tax expense of $53,453 and $47,505 during the nine months ended September 30, 2023 and 2022, respectively, or 22.1% of earnings before income taxes for the nine months ended September 30, 2023, compared to 22.4% for the nine months ended September 30, 2022. The effective tax rate for both periods is driven by the impact of excess tax benefits from stock-based compensation, offset by non-deductible expenses including non-deductible compensation.

The Company is not currently under examination by any major income tax jurisdiction. During 2023, the statutes of limitations will lapse on the Company's 2019 federal tax year and certain 2018 and 2019 state tax years. The Company does not believe the federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the nine months ended September 30, 2023 and 2022.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. DEBT
Debt consists of the following:

	September 30, 2023	December 31, 2022
Mortgage loans and promissory note	$153,354	$156,271
Less: current maturities	(3,916)	(3,883)
Less: debt issuance costs, net	(2,985)	(3,119)
LONG-TERM DEBT LESS CURRENT MATURITIES	$146,453	$149,269
Credit Facility with a Lending Consortium Arranged by Truist

The Company maintains a revolving credit facility between the Company and its subsidiaries, including Standard Bearer as co-borrowers, and Truist Securities (Truist) (the Credit Facility) with a revolving line of credit of up to $600,000 in aggregate principal amount with a maturity date of April 8, 2027. Borrowings are supported by a lending consortium arranged by Truist. The interest rates applicable to loans under the Credit Facility are, at the Company's option, equal to either a base rate plus a margin ranging from 0.25% to 1.25% per annum or SOFR plus a margin range from 1.25% to 2.25% per annum, based on the Consolidated Total Net Debt to Consolidated EBITDA ratio (as defined in the credit agreement). In addition, there is a commitment fee on the unused portion of the commitments that ranges from 0.20% to 0.40% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio. When the Company amended the Credit Facility in 2022 with the terms and conditions described above, it wrote off deferred financing costs of $566 and additional deferred financing costs of $3,197 were capitalized during the nine months ended September 30, 2022.

Borrowings made under the Credit Facility are guaranteed, jointly and severally, by certain of the Company’s wholly owned subsidiaries, and are secured by a pledge of stock of the Company's material operating subsidiaries as well as a first lien on substantially all of such operating subsidiaries' personal property. The credit agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its operating subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. The Company must comply with financial maintenance covenants to be tested quarterly, consisting of (i) a maximum consolidated total net debt to consolidated EBITDA ratio (which shall not be greater than 3.00:1.00; provided that if the aggregate consideration for approved acquisitions in a six month period is greater than $50,000, then the ratio can be increased at the election of the Company with notice to the administrative agent to 3.50:1.00 for the first fiscal quarter and the immediately following three fiscal quarters), and (ii) a minimum interest/rent coverage ratio (which cannot be less than 1.50:1.00). As of September 30, 2023, there was no outstanding debt under the Credit Facility. The Company was in compliance with all loan covenants as of September 30, 2023.
Mortgage Loans and Promissory Note

The Company has 23 subsidiaries that have mortgage loans insured with HUD in the aggregate amount of $151,063, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates in a range of 3.1% to 4.2%, including fixed interest rates in a range of 2.4% to 3.3% per annum. In addition to the interest rate, the Company incurs other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees based on the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10.0% and is reduced by 3.0% in the fourth year of the loan, and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years.

In addition to the HUD mortgage loans above, the Company has a promissory note of $2,291 that bears a fixed interest rate of 5.3% per annum and has a term of 12 years. The note, which was assumed as part of an acquisition, is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.

Based on Level 2 inputs, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Off-Balance Sheet Arrangements

As of September 30, 2023, the Company had approximately $6,710 of borrowing capacity under the Credit Facility pledged as collateral to secure outstanding letters of credit.

16. OPTIONS AND AWARDS
Stock-based compensation expense consists of stock-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2023 and 2022 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
2022 Omnibus Incentive Plan (2022 Plan) — The Company has one active stock incentive plan, the 2022 Omnibus Incentive Plan (the 2022 Plan). Including the shares rolled over from the 2017 Plan, the 2022 Plan provides for the issuance of 3,452 shares of common stock. The number of shares available to be issued under the 2022 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) two shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). Non-employee director options, to the extent granted, will vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other options generally vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. At September 30, 2023, the total number of shares available for issuance under the 2022 Plan was 1,856.
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
Stock Options
The Company granted 193 and 606 stock options during the three and nine months ended September 30, 2023, respectively. The Company used the following assumptions for stock options granted during the three months ended September 30, 2023 and 2022:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2023	193	4.4%	6.1 years	41.3%	0.2%
2022	145	3.1%	6.3 years	41.8%	0.2%
The Company used the following assumptions for stock options granted during the nine months ended September 30, 2023 and 2022:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2023	606	4.0%	6.2 years	41.4%	0.3%
2022	463	2.5%	6.2 years	42.1%	0.3%
For the nine months ended September 30, 2023 and 2022, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2023	606	$92.54	$42.50
2022	463	$83.41	$36.22

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the nine month periods ended September 30, 2023 and 2022 and therefore, the intrinsic value was $0 at the date of grant.
The following table represents the employee stock option activity during the nine months ended September 30, 2023:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2023	3,833	$46.72	2,069	$28.87
Granted	606	92.54
Forfeited	(77)	69.64
Exercised	(578)	21.99
September 30, 2023	3,784	$57.37	1,960	$37.69

The aggregate intrinsic value of options outstanding, vested and expected to vest as of September 30, 2023 and December 31, 2022 is as follows:

Options	September 30, 2023	December 31, 2022
Outstanding	$135,648	$183,593
Vested	108,275	136,000
Expected to vest	25,910	43,232
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options. The aggregate intrinsic value of options that vested during the nine months ended September 30, 2023 and 2022 was $16,856 and $15,810, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022 was $43,299 and $36,151, respectively.
Restricted Stock Awards
The Company granted 49 and 215 restricted stock awards during the three and nine months ended September 30, 2023, respectively. The Company granted 41 and 199 restricted stock awards during the three and nine months ended September 30, 2022, respectively. All awards were granted at an issue price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the nine months ended September 30, 2023 and 2022 ranged from $89.83 to $98.31 and $73.17 to $90.50, respectively. The fair value per share includes quarterly stock awards to non-employee directors.
A summary of the status of the Company's non-vested restricted stock awards as of September 30, 2023 and changes during the nine months ended September 30, 2023 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	487	$64.92
Granted	215	91.96
Vested	(225)	64.29
Forfeited	(19)	70.64
Nonvested at September 30, 2023	458	$77.81
During the three and nine months ended September 30, 2023, the Company granted 4 and 13 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors, respectively. The fair value per share of these stock awards ranged from $89.94 to $98.31 based on the market price on the grant date.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Long-Term Incentive Plan
On August 27, 2019, the Board approved the Long-Term Incentive Plan (the 2019 LTI Plan). The 2019 LTI Plan provides that certain employees of the Company who assisted in the consummation of the spin-off of Pennant from the Company in 2019 (spin-off transaction) were granted shares of restricted stock upon successful completion of the spin-off transaction. The 2019 LTI Plan provides for the issuance of 500 shares of Pennant restricted stock. The shares are vested over five years at 20% per year on the anniversary of the grant date. If a recipient is terminated or voluntarily leaves the Company, all shares subject to restriction or not yet vested shall be entirely forfeited. The total stock-based compensation related to the 2019 LTI Plan was approximately $218 and $620 for the three and nine months ended September 30, 2023, respectively, compared to $248 and $638 for the three and nine months ended September 30, 2022, respectively.
Stock-based compensation expense

Stock-based compensation expense recognized for the Company's equity incentive plans and long-term incentive plan for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock-based compensation expense related to stock options	$4,051	$2,983	$12,439	$8,289
Stock-based compensation expense related to restricted stock awards	2,774	2,579	8,983	7,337
Stock-based compensation expense related to stock options and restricted stock awards to non-employee directors	405	336	1,262	1,055
TOTAL	$7,230	$5,898	$22,684	$16,681

In future periods, the Company expects to recognize approximately $54,532 and $32,210 in stock-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of September 30, 2023. Future stock-based compensation expense will be recognized over 3.8 and 3.6 weighted average years for unvested options and restricted stock awards, respectively. There were 1,824 unvested and outstanding options as of September 30, 2023, of which 1,667 shares are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest as of September 30, 2023 was 6.5 years.

17. LEASES
The Company leases from CareTrust REIT, Inc. (CareTrust) real property associated with 97 affiliated skilled nursing and senior living facilities used in the Company’s operations, 96 of which are under nine “triple-net” master lease agreements (collectively, the Master Leases), which range in terms from 13 to 20 years. At the Company’s option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. The extension of the term of any of the Master Leases is subject to the following conditions: (1) no event of default under any of the Master Leases having occurred and been continuing; and (2) the tenants providing timely notice of their intent to renew. The term of the Master Leases is subject to termination prior to the expiration of the current term upon default by the tenants in their obligations, if not cured within any applicable cure periods set forth in the Master Leases. If the Company elects to renew the term of a Master Lease, the renewal will be effective to all, but not less than all, of the leased property then subject to the Master Lease. Additionally, four of the 97 facilities leased from CareTrust include an option to purchase that the Company can exercise starting on December 1, 2024.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The terms and conditions of the one stand-alone lease are substantially the same as those for the master leases described above. Total rent expense under the Master Leases was approximately $16,741 and $49,698 for the three and nine months ended September 30, 2023, respectively, and $16,259 and $47,911 for the three and nine months ended September 30, 2022, respectively.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is in compliance with requirements of the Master Leases as of September 30, 2023.
In connection with the spin-off transaction that occurred in 2019, the Company guaranteed certain leases of Pennant based on the underlying terms of the leases. The Company does not consider these guarantees to be probable and the likelihood of Pennant defaulting is remote, and therefore no liabilities have been accrued.
The Company leases certain affiliated operations and certain administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense for continuing operations inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $50,480 and $147,126 for the three and nine months ended September 30, 2023, respectively, and $38,940 and $111,976 for the three and nine months ended September 30, 2022, respectively.
Eighty of the Company’s affiliated facilities, excluding the facilities that are operated under the Master Leases with CareTrust, are operated under 13 separate master lease arrangements. In the first quarter of 2023, the Company expanded its operations through two separate master lease arrangements for 20 stand-alone skilled nursing operations, of which 17 are operated by the Company's affiliated operating subsidiaries and the remaining three are subleased to a third-party operator. These two master leases increased the lease liabilities and right-of-use assets by $325,369 to reflect the new lease obligations and have initial lease terms of 18 and 20 years. In the third quarter of 2023, the Company expanded its operations through one separate master lease arrangement for two stand-alone skilled nursing operations. This master lease increased the lease liabilities and right-of-use assets by $21,420 to reflect the new lease obligations and has an initial lease terms of 20 years. Under these master leases, a breach at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.

The components of operating lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Rent - cost of services(1)	$50,357	$38,907	$146,754	$111,897
General and administrative expense	123	33	372	79
Depreciation and amortization(2)	303	289	899	866
Variable lease costs(3)	5,376	4,121	15,362	13,256
	$56,159	$43,350	$163,387	$126,098
(1) Rent- cost of services includes deferred rent expense adjustments of $211 and $692 for the three and nine months ended September 30, 2023, respectively, and $111 and of $351 for the three and nine months ended September 30, 2022, respectively. Additionally, rent- cost of services includes other variable lease costs such as CPI increases and short-term leases of $2,859 and $7,317 for the three and nine months ended September 30, 2023, respectively, and $1,758 and $3,997 for the three and nine months ended September 30, 2022, respectively.
(2) Depreciation and amortization is related to the amortization of favorable and direct lease costs.
(3) Variable lease costs, including property taxes and insurance, are classified in cost of services in the Company's condensed consolidated statements of income.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future minimum lease payments for all leases as of September 30, 2023 are as follows:

Year	Amount
2023 (remainder)	$47,730
2024	191,035
2025	190,946
2026	190,729
2027	190,147
2028	188,906
Thereafter	1,719,921
TOTAL LEASE PAYMENTS	2,719,414
Less: present value adjustment	(980,503)
PRESENT VALUE OF TOTAL LEASE LIABILITIES	1,738,911
Less: current lease liabilities	(80,956)
LONG-TERM OPERATING LEASE LIABILITIES	$1,657,955
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of September 30, 2023, the weighted average remaining lease term is 15.1 years and the weighted average discount rate used to determine the operating lease liabilities is 6.5%.
Subsequent to September 30, 2023, the Company expanded its operations through a long-term lease arrangement with the addition of one stand-alone skilled nursing facility, adding a total of 45 operational skilled nursing beds operated by the Company's affiliated operating subsidiaries.
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

During the first quarter of 2023, the Company entered into a sublease agreement for three stand-alone skilled nursing operations with a third-party operator with an initial lease term of 18 years. Additionally, during the three months ended September 30, 2023, the Company entered into a lease agreement with a third-party operator for one campus operation with an initial lease term of 15 years.
Total rental income from all third-party sources for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Pennant(1)	$3,740	$3,664	$11,224	$11,169
Other third-party	1,727	458	4,410	1,381
TOTAL	$5,467	$4,122	$15,634	$12,550
(1) Pennant rental income includes variable rent such as property taxes of $324 and $974 during the three and nine months ended September 30, 2023, respectively, and $331 and $988 for the three and nine months ended September 30, 2022, respectively. In addition, the number of senior living operations leased to and operated by Pennant was 29 during the nine months ended September 30, 2023 and decreased from 32 to 29 during the nine months ended September 30, 2022.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future annual rental income for all leases as of September 30, 2023 were as follows:

Year	Amount(1)
2023 (remainder)	$5,493
2024	21,526
2025	21,023
2026	20,788
2027	20,762
2028	20,737
Thereafter	128,013
TOTAL	$238,342
(1) Annual rental income includes base rents and variable rental income pursuant to existing leases as of September 30, 2023.
18. DEFINED CONTRIBUTION PLANS

The Company has a 401(k) defined contribution plan (the 401(k) Plan), whereby eligible employees may contribute up to 90% of their annual basic earnings, subject to applicable annual Internal Revenue Code limits. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company.

The Company has a non-qualified deferred compensation plan (the DCP), whereby certain highly compensated employees who are otherwise ineligible to participate in the Company's 401(k) plan, may defer the receipt of a portion of their base compensation and, for certain employees, up to 100% of their eligible bonuses. Additionally, the DCP allows for the employee deferrals to be deposited into a rabbi trust and the funds are generally invested in individual variable life insurance contracts owned by the Company that are specifically designed to fund savings plans of this nature. The Company paid for related administrative costs, which were not significant during three and nine months ended September 30, 2023 and 2022.

As of September 30, 2023 and December 31, 2022, the Company accrued $42,613 and $33,017, respectively, as long term deferred compensation in other long term liabilities on the consolidated balance sheet. Cash surrender value of the contracts is based on investment funds that shadow the investment allocations specified by participants in the deferred compensation plan. Refer to Note 5, Fair Value Measurements for more information on the funds.
For the three months ended September 30, 2023, the Company recorded a loss related to its DCP of $1,424, which is included in other income (expense), net, and recorded an offsetting reduction in expense of $1,352, which is allocated between cost of services and general and administrative expenses. For the nine months ended September 30, 2023, the company recorded a gain related to its DCP of $1,065, which is included in other income (expense), net, and recorded an offsetting expense of $1,261, which is allocated between cost of services and general and administrative expenses.

For the three and nine months ended September 30, 2022, the Company recorded a loss related to its DCP of $1,135 and $5,650, respectively, which is included in other income (expense), net. During the same periods, the Company recorded an offsetting reduction in expense of $1,055 and $5,566, respectively, which is allocated between cost of services and general and administrative expenses.
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
U.S. Department of Justice Civil Investigative Demand — On May 31, 2018, the Company received a Civil Investigative Demand (CID) from the U.S. Department of Justice (DOJ) stating that it was investigating whether there had been a violation of the False Claims Act (FCA) and/or the Anti-Kickback Statute (AKS) with respect to relationships between certain of the Company’s independently operated skilled nursing facilities and persons who serve or have served as medical directors. The Company fully cooperated with the DOJ and promptly responded to its requests for information. In April 2020, the Company was advised that the DOJ declined to intervene in any subsequent action filed in connection with the subject matter of this investigation. Despite the decision of the DOJ to decline to participate in litigation based on the subject matter of its previously issued CID, the involved qui tam relator has moved forward with the lawsuit. The Company is vigorously defending this lawsuit, but expects the costs of defense to be significant given the nature of the allegations and the date range contemplated by the complaint. At this time, the Company is unable to estimate the range of loss and cannot predict the final outcome of this lawsuit. If this lawsuit is ultimately resolved against the Company, the amounts owed, including fines, penalties and other consequences relating to the lawsuit, could have a material adverse effect on the Company's results of operations, financial condition and cash flows. As a general matter, the Company’s independent operating entities have established and maintain policies and procedures to promote compliance with the FCA, the AKS, and other applicable regulatory requirements.
U.S. House of Representatives Select Subcommittee Request — In 2020, the U.S. House of Representatives Select Subcommittee on the Coronavirus Crisis launched a nation-wide investigation into the COVID-19 pandemic, which included the impact of the coronavirus on residents and employees in nursing homes. In June 2020, the Company received a document and information request from the House Select Subcommittee in connection with its investigation. The Company cooperated in responding to this inquiry. In July 2022 and thereafter, the Company received follow up requests for additional documents and information. The Company responded to these requests and continued to cooperate with the House Select Subcommittee in connection with its investigation. On December 9, 2022, the House Select Subcommittee issued its final report summarizing its investigation and related recommendations designed "to strengthen the nation's ability to prevent and respond to public health and economic emergencies." According to the information provided by the House Select Subcommittee, the issuance of this report was the House Select Subcommittee's final official act.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In addition to the potential lawsuits and claims described above, the Company and its independent operating subsidiaries are also subject to potential lawsuits under the FCA and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare or Medicaid) or other payor. A violation may provide the basis for exclusion from federally funded healthcare programs. Such exclusions could have a correlative negative impact on the Company’s financial performance. Under the qui tam or "whistleblower" provisions of the FCA, a private individual with knowledge of fraud or potential fraud may bring a claim on behalf of the federal Government and receive a percentage of the federal Government's recovery. Due to these whistleblower incentives, qui tam lawsuits have become more frequent. For example, and despite the decision of the DOJ to decline to participate in litigation based on the subject matter of its previously issued CID, the involved qui tam relator has moved forward with the lawsuit and is pursuing claims that the Company and certain of its independent operating subsidiaries allegedly violated the FCA and/or AKS. The Company is vigorously defending this lawsuit, but expects the costs of defense to be significant given the nature of the allegations and the date range contemplated by the complaint.
In addition to the FCA, some states, including California, Arizona and Texas, have enacted similar whistleblower and false claims laws and regulations. Further, the Deficit Reduction Act of 2005 created incentives for states to enact anti-fraud legislation modeled on the FCA. As such, the Company and its independent operating subsidiaries could face increased scrutiny, potential liability and legal expenses and costs based on claims under state false claims acts in markets in which its independent operating subsidiaries do business.
In May 2009, Congress passed the Fraud Enforcement and Recovery Act (FERA) which made significant changes to the FCA and expanded the types of activities subject to prosecution and whistleblower liability. Following changes by FERA, health care providers face significant penalties for the knowing retention of government overpayments, even if no false claim was involved. Health care providers can now be liable for knowingly and improperly avoiding or decreasing an obligation to pay money or property to the government. This includes the retention of any government overpayment. The government can argue, therefore, that a FCA violation can occur without any affirmative fraudulent action or statement, as long as the action or statement is knowingly improper. In addition, FERA extended protections against retaliation for whistleblowers, including protections not only for employees, but also contractors and agents. Thus, an employment relationship is generally not required in order to qualify for protection against retaliation for whistleblowing.
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
The Company and its independent operating subsidiaries have been, and continue to be, subject to claims, findings and legal actions that arise in the ordinary course of the various businesses, including healthcare and non-healthcare services. These claims include, but are not limited to, potential claims filed by residents, customers, patients and responsible parties related to patient care and treatment (professional negligence claims); non-care based activities of certain of the subsidiaries; and employment related claims filed by current or former employees. A significant increase in the number of these claims, or an increase in the amounts owing should plaintiffs be successful in their prosecution of these claims, could materially adversely affect the Company’s business, financial condition, results of operations and cash flows. In addition, these claims could impact the Company's ability to procure insurance to cover its exposure related to the various services provided by its independent operating subsidiaries to their residents, customers and patients.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company and its independent operating subsidiaries are also subject to requests for information and investigations by other state and federal governmental entities (e.g., Offices of the Attorney General and Offices of the Inspector General). The Company cannot predict or provide any assurance as to the possible outcome of any inquiry, investigation or litigation. If any such inquiry, investigation or litigation were to proceed, and the Company and its independent operating subsidiaries are subjected to, alleged to be liable for, or agree to a settlement of, claims or obligations under federal Medicare statutes, the FCA, or similar state and federal statutes and related regulations, or if the Company or its independent operating subsidiaries are alleged or found to be liable on theories of general or professional negligence or wage and hour violations, the Company's business, financial condition and results of operations and cash flows could be materially and adversely affected and its stock price could be adversely impacted. Among other things, any settlement or litigation could involve the payment of substantial sums to settle any alleged violations, and may also include the assumption of specific procedural and financial obligations by the Company or its independent operating subsidiaries under a Corporate Integrity Agreement and/or other such arrangement.
Medicare Revenue Recoupments — The Company's independent operating subsidiaries are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments as a result of Recovery Audit Contractors (RAC), Program Safeguard Contractors, and Medicaid Integrity Contractors programs (collectively referred to as Reviews). For several months during the COVID-19 pandemic, the Centers for Medicare and Medicaid Services (CMS) suspended its Targeted Probe and Educate (TPE) Program. Beginning in August 2020, CMS resumed TPE Program activity. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. The Company anticipates that these Reviews could increase in frequency in the future. As of September 30, 2023 and through the filing date of this report, 41 of the Company's independent operating subsidiaries had Reviews scheduled or in process.
CMS announced a new nationwide audit, the “SNF 5-Claim Probe & Educate Review”, in which the Medicare Administrative Contractors (MACs) will review five claims from each SNF to check for compliance. In implementing this SNF 5-Claim Probe & Educate Review, CMS acknowledged that the increase in observed improper payments from 2021 to 2022 may have arisen from a "misunderstanding" by SNFs about how to appropriately bill for claims of service after October 1, 2019. All facilities that are not undergoing TPE reviews, or have not recently passed a TPE review, will be subject to the nationwide audit. MACs will complete only one round of probe-and-educate for each SNF, rather than three rounds that typically occur in the TPE Program. Additionally, CMS's education for each SNF will be individualized and based on observed claim review errors, with rationales for denial explained to the SNF on a claim-by-claim basis. This program applies only to claims submitted after October 1, 2019, and will exclude claims containing a COVID-19 diagnosis.
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
The Company’s receivables from Medicare and Medicaid payor programs accounted for 54.9% and 56.3% of its total accounts receivable as of September 30, 2023 and December 31, 2022, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 72.1% and 72.8% of the Company's revenue for the three and nine months ended September 30, 2023, respectively, and 73.7% and 73.5% for the three and nine months ended September 30, 2022.
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of September 30, 2023, the Company's uninsured cash deposits are not material. All uninsured bank deposits are held at high quality credit institutions.
20. COMMON STOCK REPURCHASE PROGRAM
On August 29, 2023, the Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months from September 1, 2023. Under this program, the Company is authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. The Company did not purchase any shares pursuant to this stock repurchase program during the three months ended September 30, 2023.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On July 28, 2022, the Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months from August 2, 2022. Under this program, the Company is authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. The share repurchase program does not obligate the Company to acquire any specific number of shares. The stock repurchase program expired on August 2, 2023 and is no longer in effect. The Company did not purchase any shares pursuant to this stock repurchase program.
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
Overview
We are a provider of health care services across the post-acute care continuum. We engage in the operation, ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare related properties and other ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. Our operating subsidiaries, each of which strives to be the operation of choice in the community it serves, provide a broad spectrum of skilled nursing, senior living and other ancillary services. As of September 30, 2023, we offered skilled nursing, senior living and rehabilitative care services through 295 skilled nursing and senior living facilities. Our real estate portfolio includes 112 owned real estate properties, which includes 82 facilities operated and managed by us, 30 operations leased to and operated by third party operators, and the Service Center location. Of the 30 real estate operations leased to third party operators, one senior living facility is located on the same real estate property as a skilled nursing facility that we own and operate.
The following table summarizes our affiliated facilities and operational skilled nursing beds and senior living units by ownership status as of September 30, 2023:

	Owned and Operated	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total for Facilities Operated
Number of facilities	82	11	202	295
Percentage of total	27.8%	3.7%	68.5%	100.0%
Operational skilled nursing beds	8,128	1,145	21,196	30,469
Percentage of total	26.7%	3.8%	69.5%	100.0%
Senior living units	1,682	178	1,143	3,003
Percentage of total	56.0%	5.9%	38.1%	100.0%

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

We continue to execute on key initiatives to rebuild occupancy lost due to the pandemic. Our combined Same Facilities and Transitioning Facilities occupancy is 79.2%, which represents a 2.9% increase compared to the prior year quarter and is closer to our pre-pandemic occupancy levels, which was 80.1% in March 2020. As we shift to an endemic, we anticipate the return of our seasonal occupancy and skilled mix. Throughout most of our history, our seasonality trends for skilled nursing occupancy and skilled mix typically included the greatest growth during the first and fourth quarters and softening in the second and third quarters. The seasonal impact coupled with certain Emergency Waivers expiring have contributed to shift our acuity towards pre-pandemic levels. Nevertheless, the innovative approaches and strategic partnerships developed during the pandemic have supported our occupancy improvements and continue to enable us to gain additional market share. These key initiatives together with our dedication to our cultural and operational fundamentals resulted in a strong third quarter.
We receive state relief funding from various states, including healthcare relief funding under the American Rescue Plan Act (ARPA), increases in the Federal Medical Assistance Percentage (FMAP) under the Families First Coronavirus Response Act (FFCRA) and other state specific relief programs. We use this funding, which reimburses the recipient, for healthcare and labor related patient care services and expenses that are attributable to the COVID-19 pandemic. The end of the PHE created a gradual phase down of the temporary increase in FMAP funding until it is completely phased out at the end of 2023. State specific approaches have been developed including various states having increased their base rates to account for increases in expenses in the post-pandemic environment.
During the three and nine months ended September 30, 2023, we recognized $10.3 million and $55.1 million, respectively, of combined state relief funding as revenue. During the three and nine months ended September 30, 2022, we recognized $21.4 million and $63.5 million, respectively, of combined state relief funding as revenue.
Common Stock Repurchase Program — On August 29, 2023, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from September 1, 2023. We did not repurchase any shares during the third quarter of 2023.
Facility Information

The following table sets forth the location of our operated and owned facilities by type as well as the number of beds and units located at operated and owned facilities as of September 30, 2023:

	TX	CA	AZ	UT	CO	WA	ID	SC	NE	IA	KS	NV	WI	Total
Number of operated facilities
Skilled nursing operations	77	67	30	18	19	15	11	9	4	4	—	2	2	258
Senior living operations	1	—	1	2	5	1	—	—	1	—	—	—	—	11
Campuses(1)	4	3	5	1	1	—	1	—	2	2	7	—	—	26
Number of owned and operated facilities
Skilled nursing properties	18	10	9	7	5	4	5	5	1	—	—	—	2	66
Senior living communities	1	—	—	—	3	—	—	—	1	—	—	—	—	5
Campuses(1)	2	1	4	—	—	—	—	—	—	—	4	—	—	11
Number of operated beds/units
Operational skilled nursing beds	9,856	6,764	4,517	1,976	1,986	1,436	999	1,126	413	368	570	358	100	30,469
Senior living units	509	197	735	163	723	98	21	—	313	31	213	—	—	3,003
Number of owned and operated beds/units
Owned skilled nursing beds	2,279	1,185	1,596	669	457	413	468	544	88	—	329	—	100	8,128
Owned Senior living units	443	42	335	—	459	—	—	—	274	—	129	—	—	1,682
Real estate properties leased to third party(2)
Skilled nursing and senior living properties	6	2	1	—	—	1	—	—	—	—	—	1	19	30
(1) Campuses represent facilities that offer both skilled nursing and senior living services. (2) Excludes three subleases to third parties in California.
During the nine months ended September 30, 2023, we expanded our operations through long-term leases, with the addition of 24 stand-alone skilled nursing operations. Of these additions, Standard Bearer acquired the real estate of three of the stand-alone skilled nursing operations, which were leased back to Ensign affiliated entities. These new operations added a total of 2,340 operational skilled nursing beds to be operated by our affiliated operating subsidiaries. We also invested in new ancillary services that are complementary to our existing businesses. Additionally, Standard Bearer acquired the real estate of one campus operation, which is leased to a third party operator.
Subsequent to September 30, 2023, we expanded our operations through a long-term lease, with the addition of one stand-alone skilled nursing operation. This new operation added 45 operational skilled nursing beds to be operated by our affiliated operating subsidiaries. For further discussion of our real estate properties and expansions, see Note 6 and 7, Standard Bearer and Operation Expansions in the Notes to the Interim Financial Statements.
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
•Average daily rates — The routine revenue by payor source for a period at the skilled nursing facilities divided by actual patient days for that revenue source for that given period. These rates exclude additional state relief funding, which includes ARPA, FFCRA and other state relief programs.
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

The following table summarizes our overall skilled mix from our skilled nursing services for the periods indicated as a percentage of our total skilled nursing routine revenue and as a percentage of total skilled nursing patient days:

	Three Months Ended September 30,		Nine Months Ended September 30,
Skilled Mix:	2023	2022	2023	2022
Days	29.1%	31.6%	30.7%	32.1%
Revenue	48.4%	51.6%	50.6%	52.3%
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

The following table summarizes our overall occupancy statistics for skilled nursing operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Occupancy for skilled services:	2023	2022	2023	2022
Operational beds at end of period	30,469	26,630	30,469	26,630
Available patient days	2,778,007	2,440,900	8,128,137	7,047,179
Actual patient days	2,190,540	1,846,699	6,363,107	5,287,690
Occupancy percentage (based on operational beds)	78.9%	75.7%	78.3%	75.0%

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
Revenue Sources
The following table sets forth our total service revenue by payor source generated by our skilled services segment and our "All Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	Skilled Services		All Other (3)		Total Service Revenue
	2023	2022	2023	2022	2023	2022
Medicaid(1)	$367,079	$295,927	$7,759	$6,688	$374,838	$302,615
Medicare	237,531	211,104	—	—	237,531	211,104
Medicaid-skilled	62,452	50,643	—	—	62,452	50,643
Subtotal	667,062	557,674	7,759	6,688	674,821	564,362
Managed care	170,747	132,663	—	—	170,747	132,663
Private and other(2)	65,158	48,981	24,598	19,877	89,756	68,858
TOTAL SERVICE REVENUE	$902,967	$739,318	$32,357	$26,565	$935,324	$765,883

	Three Months Ended September 30,
	Skilled Services		All Other (3)		Total Service Revenue
	2023	2022	2023	2022	2023	2022
Medicaid(1)	40.7%	40.0%	24.0%	25.2%	40.1%	39.5%
Medicare	26.3	28.6	—	—	25.4	27.6
Medicaid-skilled	6.9	6.8	—	—	6.6	6.6
Subtotal	73.9	75.4	24.0	25.2	72.1	73.7
Managed care	18.9	17.9	—	—	18.3	17.3
Private and other(2)	7.2	6.7	76.0	74.8	9.6	9.0
TOTAL SERVICE REVENUE	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Medicaid payor includes revenue for senior living operations and revenue related to state relief funding.
(2) Private and other payors in our "all other" category includes revenue from senior living operations and all payors generated in our other ancillary operations.
(3) All Other incorporates intercompany eliminations.

	Nine Months Ended September 30,
	Skilled Services		All Other (3)		Total Service Revenue
	2023	2022	2023	2022	2023	2022
Medicaid(1)	$1,052,904	$845,341	$21,979	$17,750	$1,074,883	$863,091
Medicare	733,335	610,009	—	—	733,335	610,009
Medicaid-skilled	182,394	146,355	—	—	182,394	146,355
Subtotal	1,968,633	1,601,705	21,979	17,750	1,990,612	1,619,455
Managed care	488,511	389,036	—	—	488,511	389,036
Private and other(2)	180,946	137,826	73,274	57,069	254,220	194,895
TOTAL SERVICE REVENUE	$2,638,090	$2,128,567	$95,253	$74,819	$2,733,343	$2,203,386

	Nine Months Ended September 30,
	Skilled Services		All Other (3)		Total Service Revenue
	2023	2022	2023	2022	2023	2022
Medicaid(1)	39.9%	39.7%	23.1%	23.7%	39.3%	39.2%
Medicare	27.8	28.7	—	—	26.8	27.7
Medicaid-skilled	6.9	6.8	—	—	6.7	6.6
Subtotal	74.6	75.2	23.1	23.7	72.8	73.5
Managed care	18.5	18.3	—	—	17.9	17.7
Private and other(2)	6.9	6.5	76.9	76.3	9.3	8.8
TOTAL SERVICE REVENUE	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1) Medicaid payor includes revenue for senior living operations and revenue related to state relief funding.
(2) Private and other payors in our "all other" category includes revenue from senior living operations and all payors generated in our other ancillary operations.
(3) All Other incorporates intercompany eliminations.
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
Standard Bearer
We generate rental revenue primarily by leasing post-acute care properties that we acquired, to healthcare operators under triple-net lease arrangements, whereby the tenant is solely responsible for the costs related to the property, including property taxes, insurance and maintenance and repair costs, subject to certain exceptions. As of September 30, 2023, our real estate portfolio within Standard Bearer is comprised of 107 real estate properties. Of these properties, 78 are leased to affiliated skilled nursing facilities wholly owned and managed by us and 30 are leased to facilities wholly owned and managed by third party operators. During the three and nine months ended September 30, 2023, we generated rental revenues of $21.0 million and $60.6 million, respectively, of which $17.0 million and $49.0 million, respectively, was derived from affiliated wholly owned healthcare operators and therefore eliminated in consolidation.
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

GOVERNMENT REGULATION
General
Healthcare is an area of extensive and frequent regulatory change. Changes in the law or new interpretations of existing laws may have a significant impact on our revenue, costs and business operations. Our independent operating subsidiaries that provide healthcare services are subject to federal, state and local laws relating to, among other things, licensure, quality and adequacy of care, physical plant requirements, life safety, personnel and operating policies. In addition, these same subsidiaries are subject to federal and state laws that govern billing and reimbursement, relationships with vendors, business relationships with physicians and workplace protection for healthcare staff. Such laws include (but are not limited to) the Anti-Kickback Statute (AKS), the federal False Claims Act (FCA), the Stark Law and state corporate practice of medicine statutes.
Governmental and other authorities periodically inspect the skilled nursing facilities (SNFs), senior living facilities and the outpatient rehabilitation agencies of our independent operating subsidiaries to verify continued compliance with applicable regulations and standards. The operations must pass these inspections to remain licensed under state laws and to comply with Medicare and Medicaid provider agreements and applicable Conditions of Participation. The operations can only participate in these third-party payment programs if inspections by regulatory authorities reveal that the operations are in substantial compliance with applicable state and federal requirements. In the ordinary course of business, federal or state regulatory authorities may issue notices to the operations alleging deficiencies in certain regulatory practices, which may require corrective action to regain and maintain compliance. In some cases, federal or state regulators may impose other remedies including imposition of civil monetary penalties, temporary payment bans, loss of certification as a provider in the Medicare or Medicaid program, or revocation of a state operating license.
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
Proposed, Anticipated and Recently Issued Rulemaking and Administrative Actions
The federal government, through CMS rulemaking, Presidential executive actions or Congressional legislation, and state and local governments have recently released the following proposed rulemaking or administrative actions that may have an impact on our independent operating SNFs or assisted living facilities:
Biden-Harris Administration's Nursing Home Care Priorities — The Biden-Harris Administration is seeking reform around reimbursement, staffing levels, standards of care, increased transparency and public disclosure of ownership, and enhanced civil remedies as a means of enforcement against those facilities that do not satisfy CMS’s standards. Proposed rules based on these directives have already been published in 2023, including those highlighted below and observers expect additional rules to be issued this year and in the future. Final rules will follow publication of these proposed rules after a notice-and-comment period required by law.
Proposed Rule over Ownership Transparency — On February 13, 2023, CMS issued a proposed rule that, if finalized and implemented, would require SNFs to disclose certain information regarding their ownership and managerial relationships. The proposed rule would require disclosure to include the identity of any person or legal entity that: (1) exercises financial, operational, or managerial control over any facility or part of a facility, or provides services to a facility that include its policies and procedures or cash management services; (2) leases or subleases real property to the facility, or owns 5% or more of the real property’s total value; and (3) provides any management or administrative services (or consults regarding the same), or provides accounting or financial services to the SNF. A final rule concerning this subject has not yet been published. This proposed rule is different from, and farther-reaching than, the disclosure of Medicare-collected nursing facility ownership that has been published on the Nursing Home Compare website since April of 2022.

Certain states have adopted laws reflecting their concerns regarding ownership transparency. For example, in July 2023, Iowa adopted laws requiring disclosure of ownership information not previously required for licensure to promote transparency. Additionally, in July of 2023, the California Department of Health Care Access and Information of the California Health and Human Services Agency issued a notice of proposed rulemaking containing regulations that would implement financial and ownership transparency requirements for California-licensed SNFs that are required by California law passed in 2021.
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
State Legislation — Many states in which our independent operating subsidiaries operate have introduced or passed legislation that would create or change laws and regulations related to our business and industry.
In the past, California had proposed a law on direct care spending requirements that may have affected our business and SNFs operating within that state. These proposals had included requirements for healthcare facilities certified by CMS, including SNFs, to report all annual revenues to the State of California by June 30 of each year and certify that a stated percentage of all non-Medicare revenues should be used for direct patient-related services, including staffing and operational costs.
On October 13, 2023, the California Governor signed into law a bill which impacts the minimum wages of healthcare workers. Effective June 1, 2024, the law raises the minimum wage for California healthcare employees and sets a new salary threshold for those who are considered exempt healthcare employees. The bill only becomes effective for SNFs if a patient care minimum spending requirement bill is also passed. We anticipate that a minimum spending bill will be proposed in the near future.
Final Rule Fiscal Year 2024 Skilled Nursing Facility Prospective Payment System (SNF PPS) — On July 31, 2023, CMS published its final rule updating the Medicare payment rates within the SNF PPS for FY 2024 (SNF PPS FY 2024 Final Rule). The SNF PPS FY 2024 Final Rule modifies the SNF Quality Reporting Program (QRP) and the SNF Value-Based Purchasing (VBP) Program. The SNF PPS FY 2024 Final Rule finalized the rates to be paid in the 2024 fiscal year.
The SNF PPS FY 2024 Final Rule increases the Medicare payment rate aggregate net market basket by 4.0%. The increase includes a 6.4% net market basket update to the payment rates of 3.0%, plus a 3.6% market basket forecast error adjustment, less a 0.2% productivity adjustment, as well as a negative 2.3% in the FY 2024 SNF PPS rates due to the second phase of the Patient Driven Payment Model (PDPM) parity adjustment recalibration. The net effect of these changes is expected to be an overall 4.0% increase in payments to SNFs in FY 2024. This final rule also updates the SNF QRP for FY 2024 and future years, including the adoption of two new quality reporting measures, modification of one measure and removal of three measures resulting in public reporting of four QRP measures. Additionally, the SNF PPS FY 2024 Final Rule makes changes to the SNF VBP Program. Specifically, this final rule adopts four new measures: the nursing staff turnover measure, the discharge function score measure, the long stay hospitalization measure per 1,000 resident days and the percent of residents experiencing one or more falls with a major injury (long stay); the existing SNF 30-day all-cause readmission measure (SNFRM) is replaced with the SNF within stay potentially preventable readmissions (SNF WS PPR) measure beginning in FY 2028.
SNF PPS FY 2024 Final Rule adopted the Nursing Staff Turnover (NST) measure for the SNF VBP program beginning with the FY 2026 program year. This is a structural measure that has been collected and publicly reported on Care Compare, and the measure assesses the stability of the staffing within a SNF using nursing staff turnover. The NST measure uses facility-reported, electronic data from CMS’ Payroll-Based Journal (PBJ) system to calculate annual turnover rates for nursing staff, including RNs, LPNs, and nurse assistants. Facilities would begin reporting this measure in FY 2024, with payment effects beginning in FY 2026.

The NST measure looks at six consecutive quarters of data. It starts with a baseline quarter and the first two quarters of the performance period to identify eligible employees. Then, it uses the next four quarters to find the number of employment spells that ended in turnover. Finally, it checks data from the sixth quarter to identify gaps in days worked that began in the last 60 days of the fifth quarter used for the measure. The measure score is then calculated by comparing the total number of eligible employees with 60-day gaps in working during the specified periods.

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
Proposed CMS Minimum Staffing Mandate — On September 1, 2023, CMS issued its proposed rule that would establish minimum staffing standards for long-term care facilities. As a proposed rule, the comment period for this regulation is open for 60 days from the date of this proposed rule’s publication. This proposed rule contains three primary staffing proposals: 1) minimum staffing standards of 0.55 hours per resident per day (HPRD) for registered nurses (RNs) and 2.45 HPRD for nurse aids (NAs); 2) a requirement to have a RN on-site 24 hours per day, seven days per week; and 3) requirements for enhanced facility assessments. The proposed rule features a staggered implementation of these requirements, including a possible hardship exemption for select facilities. As this is a proposed rule, CMS has requested and received stakeholder feedback on all components of this regulation so that these comments may be considered prior to CMS's publication of a final rule. Additionally, the proposed rule would increase the reporting and transparency of Medicaid payments made to a facility for its direct care, including state-level reporting requirements and provisions for states and CMS to make public information about payments made to long-term care facilities.

Facility self-assessments would also be enhanced under this proposed rule. CMS proposes that the facility self-assessment be updated on the issue of staffing to contain or clarify: 1) that facilities must use evidence-based methods when planning for resident care, including accommodation of behavioral health needs; 2) requiring facilities to use the self-assessment to assess the specific needs of each resident, with adjustments made for changes in the resident population; 3) requiring that facilities include the input of staff, including leadership, management, nurse staff and other direct care providers who render other services to residents; 4) requiring that the staffing plan maximize recruitment and retention of staff in a manner consistent with the President’s April 2023 Executive Order on increasing access to high-quality care and supporting caregivers.

A hardship exemption for CMS’s proposed minimum staffing standards is also set forth in the proposed rule. Long-term care facilities could qualify for a temporary hardship exemption from new minimum staffing ratios upon meeting specific criteria that demonstrate: 1) workforce unavailability based on an absence of providers relative to individuals in the age group of recipients within a specific geographic location; 2) a facility’s good faith efforts to hire and retain staff through a recruitment and retention plan; and 3) a financial commitment to staffing by documenting the total annual amount spent on direct care staff. A survey would be required to assess the residents’ health and safety before CMS would consider granting such a hardship exemption. Any facility that received a hardship exemption from the minimum staffing requirement would have this exemption noted on the Care Compare website rating skilled nursing facilities. Further, facilities would not be eligible to receive an exemption if they: 1) failed to submit their data to the payroll-based journal system; 2) have been identified as a special focus facility; or 3) have been identified at any time within the preceding 12 months as having insufficient staffing that was either at a widespread or pattern level with resulting actual harm to residents, or receiving an immediate jeopardy citation regarding insufficient staffing. Even after receiving an exemption, a facility would still be required to maintain sufficient staff around-the-clock to provide care and monitor resident health.

If finalized, this proposed rule would have a staggered and phased implementation over a period of three years, with the phases differentiated between rural and non-rural facilities. For facilities in urban areas, the final rule’s facility assessment requirements would become effective within 60 days of the final rule’s publication, with the proposed rule’s round-the-clock on-site RN requirement becoming effective two years after the final rule’s publication; and the above-referenced minimum staffing of 0.55 HPRD for RNs and 2.45 HPRD for NAs would take effect three years after the final rule’s publication. For rural facilities, the final rule’s facility assessment requirements would still become effective within 60 days of the final rule’s publication but the proposed rule’s round-the-clock on-site RN requirement would become effective three years after the final rule’s publication, and the above-referenced minimum staffing of 0.55 HPRD for RNs and 2.45 HPRD for NAs would take effect five years after the final rule’s publication.

This minimum staffing proposed rule also seeks further information from stakeholders regarding alternative policies for establishing minimum nurse staffing standards. In particular, CMS seeks comment on an alternative total nurse staffing standard of 3.48 HPRD (among other alternatives), which would include minimum individual standards of 0.55 HPRD for RNs and 2.45 HPRD for NAs, in addition to other nurse staffing as needed to attain a total of 3.48 HPRD across all nurse types. CMS also seeks stakeholder comments regarding the benefits and trade-offs of using different standards, evidence, or methodologies used by states that have adopted minimum nursing standards to inform its own standard-setting.

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
Testing requirements — Beginning in April 2020, authorities in several states in which our independent operating subsidiaries are located began to mandate widespread COVID-19 testing at all SNFs and assisted living facilities based on guidance from the Centers for Disease Control and Prevention (CDC). During the PHE, CMS issued revised parameters for testing, requiring routine testing of only unvaccinated staff and then further revised its guidance in September of 2022 to specify only symptomatic individuals and their close contacts, (including staff and residents), should be tested for COVID-19. On June 5, 2023, CMS published a final rule containing changes to COVID-19 vaccination, reporting, testing, and other requirements (Omnibus Final Rule), which takes effect 60 days after publication and ended the COVID-19 testing and reporting requirements for SNFs and assisted living facilities imposed during the PHE. All of the federal, state and local government vaccines mandates have been rescinded since the end of the PHE.
Changes to Medicaid Reimbursement — In March of 2020, the Families First Coronavirus Relief Act (FFCRA) provided a 6.2% increase to the Federal Medicaid Assistance Percentage (FMAP) during the PHE. The FFCRA also imposed conditions restricting the disenrollment and standards for re-enrolling Medicaid beneficiaries to promote continuous care of beneficiaries during the PHE. The Consolidated Appropriations Act of 2023 (CAA 2023) amended these Medicaid enrollment protections and increased FMAP funding provided in the FFCRA. In the first quarter of 2023, the FMAP increase CMS provides to the states remained elevated by 6.2%, but this amount decreased to 5% for April through June 2023, 2.5% for July through September 2023, and 1.5% for October through December 2023 before tapering to 0% by the end of 2023. The ultimate amount of Medicaid funding provided from each state will vary substantially based on each state's policies.
Under the CAA 2023, states were allowed to begin disenrolling Medicaid beneficiaries and resuming Medicaid eligibility determinations beginning on April 1, 2023 upon satisfying conditions that include reviewing Medicaid beneficiaries' eligibility and have begun doing so. On August 30, 2023, CMS advised all 50 states in a letter to their respective Medicaid administrators to observe federal Medicaid regulations in making these redeterminations, including requirements to make eligibility determinations on an individual basis rather than a per-household basis. CMS has worked with 12 states regarding their respective redetermination and disenrollment processes, and previously paused policy in six states. As a result of this activity, the redetermination and disenrollment period that began on April 1, 2023 has not proceeded as rapidly as some may have expected.
Medicare
Medicare presently accounts for approximately 27.8% of our skilled nursing services revenue year-to-date, being our second-largest payor. The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past, and could in the future, result in substantial reductions in our revenue and operating margins.

Patient-Driven Payment Model (PDPM)
The SNF PPS Rule became effective October 1, 2019. The SNF PPS Rule included a new case mix model that focuses on the patient’s condition (clinically relevant factors) and resulting care needs, rather than on the volume of care provided, to determine Medicare reimbursement. The case mix-model is called the PDPM, which utilizes clinically relevant factors for determining Medicare payment by using diagnosis codes and other patient characteristics as the basis for patient classification. PDPM utilizes five case-mix adjusted payment components: physician therapy, occupational therapy, speech language pathology, nursing and social services and non-therapy ancillary services. It also uses a sixth non-case mix component to cover utilization of SNFs' resources that do not vary depending on resident characteristics.
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
On July 31, 2023, CMS published the SNF PPS FY 2024 Final Rule, which included changes to the SNF QRP, including adopting, removing and modifying specific measures. The final rule also includes policy changes and the public reporting of four measures. The final rule adopts the Discharge Function Score (DC Function) measure, which determines the functional condition of residents by examining the proportion of SNF residents who achieve or surpass a projected discharge functionality score. The assessment includes consideration of mobility and self-care, utilizing data from the Minimum Data Set (MDS). The DC Function will replace the current process and is scheduled to go into effect for the FY 2025 SNF QRP.
CMS will adopt two measures for the SNF QRP starting in FY 2026. First, CMS will raise the Data Completion Thresholds for the MDS. SNFs must report required quality measure data and standardized resident assessment data gathered using the MDS for at least 90% of the assessments they submit to CMS. SNFs who fail to meet this requirement will be subject to a 2% reduction on their applicable fiscal year payment starting in FY 2026. Second, CMS will adopt the Patient/Resident COVID-19 Vaccine metric. This metric highlights the number of patient stays in which SNF patients received the COVID-19 vaccine.

The SNF PPS FY 2024 Final Rule also modifies the SNF QRP’s Healthcare Professional (HCP) Covid Vaccine Measure. The measure will track the proportion of healthcare staff vaccinated for COVID-19 and have kept their vaccination status current per the CDC recommendations. Previously, SNFs were only obligated to disclose whether their healthcare workers had completed the initial vaccination series for COVID-19. Now, there is an added requirement to report the total count of healthcare employees who have maintained their COVID-19 vaccination status in line with CDC recommendations.
The SNF PPS FY 2024 Final Rule also removed the Application of Functional Assessment/Care Plan measures from the SNF QRP. CMS stated the decision stemmed from two primary reasons: first, the consistently high-performance levels among SNFs make it challenging for CMS to identify significant advancements; and second, the DC Function measure aligns more closely with the preferred functional outcomes for residents.
Medicare Annual Payment Rule
CMS is required to calculate an annual Medicare market-basket update to the payment rates. On July 31, 2023, CMS issued the SNF PPS FY 2024 Final Rule, which will result in a net increase of 4.0% in Medicare payments to SNFs in fiscal year 2024. This increase results from the 6.4% net market basket update to the payment rates, which is based on a 3.0% SNF market basket increase plus a 3.6% market basket forecast error adjustment, less a 0.2% productivity adjustment and a negative 2.3% adjustment as a result of the recalibrated parity adjustment.
On July 29, 2022, CMS issued a final rule for fiscal year 2023 that increased the Medicare payment rates to aggregate net market basket by 2.7%. The increase results from the 5.1% update to the market basket, which is based on a 3.9% current year market basket increase plus a 1.5% market basket error adjustment, less a 0.3% productivity adjustment and a negative 2.3% adjustment as a result of the recalibrated parity adjustment. The recalibrated parity adjustment is being phased in at a rate of 2.3% per year on both the SNF PPS FY 2024 and FY 2023 Final Rules.
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
Skilled Nursing Facility Value-Based Purchasing (SNF-VBP) Program

The SNF-VBP Program rewards SNFs with incentive payments based on the quality of care they provide to Medicare beneficiaries, as measured by a hospital readmissions measure. CMS annually adjusts its payment rules for SNFs using the SNF-VBP Program. The program also introduced quality measures to assess how health information is shared and adopted a number of standardized patient assessment data elements that assess factors such as cognitive function and mental status, special services and social determinants of health. CMS uses regulations to specify how it measures the performance for SNFs as well as the data that SNFs are to report to CMS. The deadlines for baseline period quality measure quarterly reporting and performance periods and standards began in the 2023 program year. The final rule for the fiscal year 2023 SNF PPS also provided for SNF-VBP program expansion beyond the use of its single, all-cause hospital readmission measure to determine payment, with the inclusion of measures in fiscal year 2026 for SNF healthcare associated infections requiring hospitalization (SNF HAI) and total nursing hours per resident day measures and in fiscal year 2027, the discharge to community post-acute care measure for SNFs, which assess the rate of successful discharges to the community from a SNF setting.

The SNF PPS FY 2024 Final Rule elected to replace the SNFRM measure with the SNF WS PPR measure beginning in the FY 2028 program year. The potentially preventable readmission (PPR) measure assesses the risk-standardized rate of unplanned and potentially avoidable readmissions during SNF stays for Medicare fee-for-service beneficiaries. The new SNF WS PPR measure refines the original Skilled Nursing Facility 30-Day Potentially Preventable Readmission (SNFPPR) measure, which followed the requirements of the Protecting Access to Medicare Act (PAMA) of 2014. The refinement in the SNF WS PPR measure shifts the observation window from a fixed 30-day post-hospital discharge to the duration of the SNF stay. Moreover, the time gap allowed between the prior inpatient discharge and the SNF admission has been extended from one day to 30 days. These changes, based on feedback from expert panels and a 2015 partnership, better align the measure with the IMPACT Act's provisions and enhance the reliability of tracking preventable readmissions. Additionally, the SNF WS PPR measure's calculations use two years of Medicare claims data to generate a provider-specific risk-standardized readmission rate.
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

The proposed CY 2024 PFS contains provisions to make payments when physicians and certain non-physician practitioners, such as physician assistants, nurse practitioners, physical therapists, occupational therapists and clinical psychologists, involve caregivers in implementing an individualized plan of treatment or therapy. The purpose of this proposed provision is to incentivize the training of caregivers and provide additional funds to offset the costs of training these caregivers through participation in licensed healthcare providers’ course of care for patients and residents.

The proposed CY 2024 PFS also solicits information regarding changing the requirements for supervision of physical therapist assistants and occupational therapist assistants in private practice from “direct” supervision to broader “general” supervision. The comments and data CMS receives from this request for information may affect the rate of reimbursement for PT and OT services in the future and may affect the desirability and utilization of physical therapy assistants and occupational therapy assistants for certain patient services. Additionally, the proposed CY 2024 PFS would add certain health maintenance and well-being coaching to the services for which Medicare will reimburse telehealth services through December 31, 2024. This proposed rule also proposes adding risk assessments for social determinants of health to the list of telehealth services Medicare will reimburse on a permanent basis.
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
On July 29, 2022, CMS updated the Medicare Requirements of Participation for SNFs, which includes the modification of requirements associated with a facility's physical environment to minimize unnecessary renovation expenses in order to avoid closure of SNFs due to the related expense. CMS "grandfathered" certain facilities and will allow SNFs that were participating in Medicare before July 5, 2016 and that previously used the Fire Safety Evaluation System (FSES) to continue using the 2001 FSES mandatory values when determining compliance with applicable standards. CMS also updated the Requirements of Participation to revise existing qualification requirements for directors of food and nutrition services in SNFs, while "grandfathering" in directors with two or more years of experience and certain minimum training in food safety so they may continue in that role without satisfying further educational requirements.
On February 17, 2023, CMS revised the survey resources that CMS and state surveyors use in evaluating SNFs’ compliance with federal Requirements for Participation. This revision incorporated the recent changes to CMS’ focused infection control survey item, which CMS had removed in favor of standard infection control survey measures. These changes were made to the most recent revision of long-term care facility survey documents that CMS had last revised in October of 2022. These updates provided more information for state surveyors to utilize when evaluating SNFs’ compliance with the Medicare Requirements of Participation, as well as included guidance for facilities on operationalizing compliance with these requirements based on how surveyors would measure and evaluate facility performance.
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
In 2021, the OIG released the result of an audit finding that Medicare overpaid millions of dollars for chronic care management (CCM) services. The OIG's 2021 report found that in calendar years 2017 and 2018, Medicare overpaid millions of dollars in CCM claims. In 2022, the OIG released an audit revealing that CMS had not collected $226 million, or 45%, of identified overpayments within that period, potentially affecting SNFs. These investigatory actions by OIG demonstrate its increased scrutiny into post-hospital SNF care provided to beneficiaries and may encourage additional oversight or stricter compliance standards. In 2023, representatives of the DOJ speaking at certain industry events, including the American Health Law Association’s Fraud and Compliance Forum, have indicated that its healthcare enforcement trends would emphasize opioid prescribing, Medicare Advantage and managed care plan fraud, and COVID-19 related fraud, including under various relief programs available during and in conjunction with the pandemic.
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
The Five-Star Quality reporting system for nursing homes is displayed on CMS's consumer-based Nursing Home Compare website, along with a consumer alert icon next to nursing homes that have been cited for incidents of abuse, neglect, or exploitation on the Nursing Home Compare website. The Nursing Home Compare website is updated monthly with CMS’s refresh of survey inspection results on that website. Additionally, in April of 2022, the Nursing Home Compare website began publishing the ownership information for Medicare-enrolled nursing facilities based on disclosures made to CMS from 2016 through 2022 due to mergers, acquisitions, or other changes in ownership, to allow for the identification of common ownership of nursing facilities. In addition, the Five Star Quality Ratings incorporated staffing data such as staff tenure and SNF weekend staffing beginning with the October 2022 refresh of the Nursing Home Compare website.
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

In September 2023, CMS announced that it will update the staffing level case-mix adjustment methodology and freeze four of the quality measures used in the Nursing Home Five-Star Quality Rating System beginning with the April 2024 refresh of the Nursing Home Compare website’s data. This freeze is implemented to accommodate changes to the MDS so that information that will be added to the MDS can be gathered. For three months, until the July 2024 refresh of the Nursing Home Compare website rankings, CMS will freeze the staffing level measures for all SNFs. Beginning with the July 2024 refresh, CMS will change the staffing case-mix adjustment methodology to a model based on PDPM, which is discussed above. The Nursing Home Compare website will then begin posting staffing level measures that use this PDPM methodology. To incentivize SNFs to submit accurate staffing data, CMS will revise the staffing methodology to penalize SNFs that fail to submit staffing data, or submit erroneous data, by awarding them the lowest possible score for those measures beginning in April of 2024.
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

United States Supreme Court Decisions – On June 8, 2023, the United States Supreme Court issued its opinion in Health and Hospital Corporation of Marion County, Indiana (HHC) v. Talevski, which pertained to claims of mistreatment in a nursing home. The nursing home was publicly owned by the government county where it operated, rather than privately owned. The question before the Supreme Court was whether the Nursing Home Reform Act, passed as part of the Omnibus Budget Reconciliation Act of 1987, gave Talevski the right to sue HHC for a violation of his civil rights under 42 U.S.C. § 1983, a specific statute that allows for claims against persons who act for and on behalf of any government entity. The Supreme Court held that Talevski’s civil rights claim against HHC could proceed. While the facts of this case are of limited precedential value to our independent operating subsidiaries, which are not owned by and do not act on behalf of any government entity, this decision may draw wider public interest into claims against SNFs and assisted living facilities generally.
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
Sanctions such as denial of payment for new admissions often are scheduled to go into effect before surveyors return to verify compliance. Generally, if the surveyors confirm that the facility is in compliance upon their return, the sanctions never take effect. However, if they determine that the facility is not in compliance, the denial of payment goes into effect retroactive to the date given in the original notice, leaving operators with the task of deciding whether to continue accepting patients after the potential denial of payment date--risking the retroactive denial of revenue. Some of our independent operating subsidiaries have been or will be in denial of payment status due to findings of continued regulatory deficiencies, resulting in an actual loss of revenue associated with patients admitted after the denial of payment date. Additional sanctions could ensue and, if imposed, could include various remedies up to and including decertification.
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
Antitrust Laws

We are also subject to federal and state antitrust laws. Enforcement of the antitrust laws against healthcare providers is common, and antitrust liability may arise in a wide variety of circumstances, including third party contracting, physician relations, joint venture, merger, affiliation and acquisition activities. On February 3, 2023, the DOJ’s Antitrust Division withdrew its support for three policies that had been jointly created by the DOJ and the Federal Trade Commission (FTC) in 1993, 1996, and 2011, announcing instead, without providing further alternative guidance, that the DOJ would take a case-by-case enforcement approach to evaluate conduct in the healthcare industry, citing that the previous policies were outdated and overly permissive. Similarly, on July 14, 2023, the FTC withdrew two antitrust policy statements related to enforcement in healthcare markets. Moving forward, the FTC will evaluate mergers and conduct in healthcare markets on a case-by-case basis using principles of antitrust enforcement and competition policy.

On July 19, 2023, the DOJ and FTC released a draft joint statement of antitrust policy that outlines 13 guidelines to be used when determining if a merger is unlawfully anticompetitive under antitrust laws. These guidelines cover various aspects of antitrust enforcement relevant to SNF and senior living facilities, such as market concentration, competition between firms, risk of coordination, elimination of potential entrants, control of products or services, vertical mergers, dominant positions, trends toward concentration, series of multiple acquisitions, multi-sided platforms, competing buyers, partial ownership or minority interests and overall impact on competition. The draft joint statement also includes detailed sections on the application of the guidelines, defining relevant markets and approaches to rebuttal evidence. These proposed statements are not exhaustive and the DOJ and FTC may focus on one or multiple guidelines depending on the specific circumstances of each merger. These proposed general statements of antitrust policy, once finalized, may be a prelude to a new joint statement of healthcare antitrust policy of the DOJ and FTC, with the agencies’ finalized general statements providing insight into whether healthcare-specific statements will be issued. This development and potential new guidance regarding DOJ and FTC antitrust policy increases risk and uncertainty regarding transactions that may be subject to criminal and civil enforcement by federal and state agencies, as well as by private litigants.
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
Real Estate Investment Trust (REIT) Qualification
We elected for Standard Bearer to be taxed as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2022. Standard Bearer's qualification as a REIT will depend upon its ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code, relating to, among other things, the sources of its gross income, the composition and value of its assets, distribution levels to its shareholders and the concentration of ownership of its capital stock. We believe that Standard Bearer is organized in conformity with the requirements for qualification and taxation as a REIT under the Code and that its manner of operation has and will enable it to continue to meet the requirements for qualification and taxation as a REIT.
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
Our total revenue for the three months ended September 30, 2023 increased $170.8 million, or 22.2%, while our diluted GAAP earnings per share grew by 12.1%, from $0.99 to $1.11, compared to the three months ended September 30, 2022. Throughout 2023, we have continued to make progress on targeted initiatives related to increasing occupancy in our facilities, attracting and developing our people and acquiring new skilled nursing operations and integrating them with our proven cultural and operational principals.

Our combined Same Facilities and Transitioning Facilities occupancy increased by 2.9% compared to the three months ended September 30, 2022. As our census continues to return to pre-pandemic levels, we anticipate a return to our historical seasonality trends, which typically result in higher occupancy and skilled mix during the first and fourth quarters and softening in the second and third quarters. See Recent Activities for our operational update.
During the nine months ended September 30, 2023, we added 24 new operations, which included 17 operations in California. These California facilities include a group of highly skilled team members who will further our mission of dignifying long term care. We continue to work diligently with existing and recently acquired operations so that each can reach its full clinical and financial potential.
Our strength remains in our operating model, which empowers each operator to form their own market-specific strategy and adjust to the needs of their local medical communities, including methods for attracting new healthcare professionals into our workforce and retaining and developing existing staff. Despite continued labor pressures, there are positive trends on both turnover and agency usage in some of our markets.

The following table sets forth details of operating results for our revenue, expenses and earnings, and their respective components, as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

REVENUE:
Service revenue	99.4%	99.5%	99.4%	99.4%
Rental revenue	0.6	0.5	0.6	0.6
TOTAL REVENUE	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services	78.8	78.1	78.6	77.7
Rent—cost of services	5.4	5.1	5.3	5.0
General and administrative expense	5.4	5.1	5.7	5.2
Depreciation and amortization	1.9	2.1	1.9	2.1
TOTAL EXPENSES	91.5	90.4	91.5	90.0
Income from operations	8.5	9.6	8.5	10.0
Other income (expense):
Interest expense	(0.2)	(0.2)	(0.2)	(0.3)
Other income (expense)	0.4	—	0.5	(0.2)
Other income (expense), net	0.2	(0.2)	0.3	(0.5)
Income before provision for income taxes	8.7	9.4	8.8	9.5
Provision for income taxes	1.9	2.1	2.0	2.1
NET INCOME	6.8	7.3	6.8	7.4
Less: net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to The Ensign Group, Inc.	6.8%	7.3%	6.8%	7.4%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

SEGMENT INCOME(1)	(In thousands)
Skilled services	$117,816	$101,750	$348,169	$302,272
Standard Bearer(2)	7,165	6,941	21,517	20,679
NON-GAAP FINANCIAL MEASURES:
PERFORMANCE METRICS
Adjusted EBT	92,091	78,964	266,906	230,922
EBITDA	98,133	90,165	285,376	267,181
Adjusted EBITDA	108,044	96,588	310,620	285,413
FFO for Standard Bearer	13,594	12,502	40,045	36,477

VALUATION METRICS
Adjusted EBITDAR	$158,401		$457,374
(1) Segment income represents operating results of the reportable segments excluding gain and loss on sale of assets, real estate insurance recoveries and losses, impairment charges and provision for income taxes. Included in segment income for Standard Bearer are expenses for intercompany management fees between Standard Bearer and the Service Center and intercompany interest expense. Segment income is reconciled to the Condensed Consolidated Statement of Income in Note 8, Business Segments in Notes to Interim Financial Statements of this Quarterly Report on Form 10-Q.
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

Adjusted EBT is income before provision for income taxes adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•stock-based compensation expense;
•legal costs and adjustments;
•gain on business interruption of recoveries and sale of assets;
•write-off of deferred financing fees;
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

Adjusted EBITDA is EBITDA adjusted for the same non-core business items as listed in Adjusted EBT, except for depreciation and amortization of patient base intangible assets and write-off of deferred financing fees.
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

The table below reconciles income before provision for income taxes to Adjusted EBT for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Consolidated statements of income data:	(In thousands)
Income before provision for income taxes	$82,045	$72,455	$241,480	$211,638
Stock-based compensation expense	7,237	5,898	22,691	16,681
Legal costs and adjustments(a)	2,783	859	1,965	4,485
Gain on business interruption recoveries and sale of assets	(259)	(900)	(1,009)	(3,467)
Write-off of deferred financing fees(b)	—	—	—	566
Acquisition related costs(c)	150	245	722	416
Costs incurred related to new systems implementation	—	321	875	390
Depreciation and amortization - patient base(d)	135	86	182	213
ADJUSTED EBT	$92,091	$78,964	$266,906	$230,922
(a) Legal costs incurred in connection with the medical directors related matter. Legal adjustments relate to findings attributable to our ancillary services subsidiary, which includes the portion attributable to non-controlling interests.
(b) Represents the write-off of deferred financing fees associated with the amendment of the credit facility.
(c) Costs incurred to acquire operations that are not capitalizable.
(d) Included in depreciation and amortization are amortization expenses related to patient base intangible assets at newly acquired skilled nursing and senior living facilities.

The table below reconciles net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Consolidated statements of income data:	(In thousands)
Net income	$63,968	$56,242	$188,027	$164,133
Less: net income (loss) attributable to noncontrolling interests	105	63	319	(77)
Add: Other (income) expense, net	(2,253)	1,832	(8,939)	9,991
Provision for income taxes	18,077	16,213	53,453	47,505
Depreciation and amortization	18,446	15,941	53,154	45,475
EBITDA	$98,133	$90,165	$285,376	$267,181

Stock-based compensation expense	7,237	5,898	22,691	16,681
Legal costs and adjustments(a)	2,783	859	1,965	4,212
Gain on business interruption recoveries and sale of assets	(259)	(900)	(1,009)	(3,467)
Acquisition related costs(b)	150	245	722	416
Costs incurred related to new systems implementation	—	321	875	390
ADJUSTED EBITDA	$108,044	$96,588	$310,620	$285,413
Rent—cost of services	50,357	38,907	146,754	111,897
ADJUSTED EBITDAR	$158,401		$457,374

(a) Legal costs incurred in connection with the medical directors related matter. Legal adjustments relate to findings attributable to our ancillary services subsidiary, which excludes the portion attributable to non-controlling interests.
(b) Costs incurred to acquire operations that are not capitalizable.

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

The following table sets forth details of operating results for our revenue and earnings, and their respective components, by our reportable segment for the periods indicated.

	Three Months Ended September 30, 2023
	Skilled services	Standard Bearer	All Other	Eliminations	Consolidated
Total Revenue	$902,967	$20,980	$39,124	$(22,280)	$940,791
Total expenses, including other income, net	785,151	13,815	82,060	(22,280)	858,746
Segment income (loss)	117,816	7,165	(42,936)	—	82,045
Income before provision for income taxes					$82,045

	Three Months Ended September 30, 2022
	Skilled services	Standard Bearer	All Other	Eliminations	Consolidated
Total Revenue	$739,318	$18,732	$31,844	$(19,889)	$770,005
Total expenses, including other income, net	637,568	11,791	68,880	(19,889)	698,350
Segment income (loss)	101,750	6,941	(37,036)	—	71,655
Gain on sale of assets, net	—	—	—	—	800
Income before provision for income taxes					$72,455

Our total revenue increased by $170.8 million, or 22.2%, compared to the three months ended September 30, 2022. The increase in revenue was driven by an increase in occupancy from Medicaid non-skilled services as well as the impact of acquisitions. Total revenue from operations acquired on or subsequent to October 1, 2022 increased our consolidated service revenue by $117.3 million during the three months ended September 30, 2023, when compared to the same period in 2022. These increases were offset by a decline in state relief funds. We recorded $10.3 million of state relief revenue in the third quarter of 2023 compared to $21.4 million in the same period in 2022. All state relief revenue is included in Medicaid revenue.
Skilled Services

REVENUE

The following table presents the skilled services revenue and key performance metrics by category during the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change	% Change

TOTAL FACILITY RESULTS:	(Dollars in thousands)
Skilled services revenue	$902,967	$739,318	$163,649	22.1%
Number of facilities at period end	258	222	36	16.2%
Number of campuses at period end*	26	26	—	—%
Actual patient days	2,190,540	1,846,699	343,841	18.6%
Occupancy percentage — Operational beds	78.9%	75.7%		3.2%
Skilled mix by nursing days	29.1%	31.6%		(2.5)%
Skilled mix by nursing revenue	48.4%	51.6%		(3.2)%

	Three Months Ended September 30,
	2023	2022	Change	% Change

SAME FACILITY RESULTS:(1)	(Dollars in thousands)
Skilled services revenue	$692,257	$649,690	$42,567	6.6%
Number of facilities at period end	189	189	—	—%
Number of campuses at period end*	24	24	—	—%
Actual patient days	1,660,683	1,596,942	63,741	4.0%
Occupancy percentage — Operational beds	79.5%	76.6%		2.9%
Skilled mix by nursing days	30.7%	33.0%		(2.3)%
Skilled mix by nursing revenue	49.8%	53.1%		(3.3)%

	Three Months Ended September 30,
	2023	2022	Change	% Change

TRANSITIONING FACILITY RESULTS:(2)	(Dollars in thousands)
Skilled services revenue	$62,979	$59,773	$3,206	5.4%
Number of facilities at period end	22	22	—	—%
Number of campuses at period end*	1	1	—	—%
Actual patient days	165,645	158,856	6,789	4.3%
Occupancy percentage — Operational beds	76.2%	73.5%		2.7%
Skilled mix by nursing days	20.0%	23.1%		(3.1)%
Skilled mix by nursing revenue	36.1%	40.5%		(4.4)%

	Three Months Ended September 30,
	2023	2022	Change	% Change

RECENTLY ACQUIRED FACILITY RESULTS:(3)	(Dollars in thousands)
Skilled services revenue	$147,731	$29,855	$117,876	NM
Number of facilities at period end	47	11	36	NM
Number of campuses at period end*	1	1	—	NM
Actual patient days	364,212	90,901	273,311	NM
Occupancy percentage — Operational beds	77.4%	65.6%		NM
Skilled mix by nursing days	26.1%	22.6%		NM
Skilled mix by nursing revenue	46.9%	39.3%		NM
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

Skilled services revenue increased by $163.6 million, or 22.1%, compared to the three months ended September 30, 2022. The increases in skilled services revenue were across all payer types including increases in Medicaid revenue of $83.0 million, or 23.9%, Medicare revenue of $26.4 million, or 12.5%, managed care revenue of $38.1 million, or 28.7% and private revenue of $16.1 million, or 33.0%.

The increase in skilled services revenue was primarily driven by strong performance across our skilled services operations as our occupancy continued to recover in the third quarter of 2023, as well as the favorable impact of skilled census from our recent acquisitions. Our consolidated occupancy increased by 3.2% during the three months ended September 30, 2023 compared to the same period in 2022. As our census continues to return to pre-pandemic levels, we anticipate a return to our historical seasonality trends, which typically result in higher occupancy and skilled mix during the first and fourth quarters and softening in the second and third quarters. See Recent Activities for our operational update.

Revenue in our Same Facilities increased by $42.6 million, or 6.6% due to increased occupancy and a shift to higher Medicaid and private census. Our diligent efforts to strengthen our partnerships with various managed care organizations, hospitals and the local communities we operate in increased our managed care days by 6.9% and managed care revenue per patient day by 6.6%, resulting in an increase in managed care revenue of 15.9%. In addition, Medicaid revenue increased by $30.7 million or 10.3%, mainly from the increase in days and Medicaid revenue per patient day. With the ending of the PHE, we experienced a decrease in acuity due to the return of seasonal trends.

Revenue generated by our Transitioning Facilities increased by $3.2 million, or 5.4%, primarily due to improved occupancy growth and an increase in revenue per patient day. Our Medicaid days and private days increased by 9.0% and 5.6%, respectively, demonstrating our ability to focus on increasing occupancy across various payer types. We experienced a decrease in Medicare revenue and skilled days as our normal seasonality returns in the post-pandemic environment.

Skilled services revenue generated by Recently Acquired Facilities increased by $117.9 million compared to the three months ended September 30, 2022. We acquired 36 operations between October 1, 2022 and September 30, 2023 across six states.
In the future, if we acquire additional turnaround or start-up operations, we expect to see lower occupancy rates and skilled mix and these metrics are expected to vary from period to period based upon the maturity of the facilities within our portfolio. Historically, we have generally experienced lower occupancy rates and lower skilled mix at Recently Acquired Facilities and therefore, we anticipate generally lower overall occupancy during years of growth. Included in our metrics for Recently Acquired Facilities are 17 facilities we acquired that are mature and have higher occupancy rates, higher skilled mix days and higher skilled mix revenue than our typical acquisitions.
The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate (1):

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2023	2022	2023	2022	2023	2022	2023	2022

SKILLED NURSING AVERAGE DAILY REVENUE RATES:
Medicare	$721.35	$684.58	$699.44	$669.29	$800.93	$652.66	$735.66	$682.41
Managed care	544.85	511.35	539.53	487.16	560.44	422.21	546.36	508.13
Other skilled	584.77	566.00	518.59	514.55	433.72	425.91	562.61	552.31
Total skilled revenue	615.02	593.71	612.82	587.23	663.54	510.11	622.12	590.36
Medicaid	277.82	258.54	274.44	262.17	263.95	236.02	275.09	257.57
Private and other payors	263.19	251.48	251.08	244.55	267.56	180.79	262.97	248.01
Total skilled nursing revenue	$379.79	$368.27	$339.42	$335.24	$368.46	$293.23	$374.85	$361.74
(1) These rates exclude state relief funding.

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 5.4% and 4.5%, respectively, compared to the three months ended September 30, 2022. The increase is attributable to the 2.7% net market basket increase that became effective in October 2022. In addition, we have seen a shift to higher acuity patients.

Our average Medicaid rates increased 6.8% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states. Medicaid rates exclude the amount of state relief revenue we recorded.
Payor Sources as a Percentage of Skilled Nursing Services. We use our skilled mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods.

The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2023	2022	2023	2022	2023	2022	2023	2022
PERCENTAGE OF SKILLED NURSING REVENUE
Medicare	20.8%	26.1%	19.6%	24.6%	28.9%	18.9%	22.0%	25.7%
Managed care	20.2	19.0	12.7	11.9	13.2	7.9	18.6	18.0
Other skilled	8.8	8.0	3.8	4.0	4.8	12.5	7.8	7.9
Skilled Mix	49.8	53.1	36.1	40.5	46.9	39.3	48.4	51.6
Private and other payors	7.9	7.2	8.7	8.4	8.2	5.2	8.0	7.2
Medicaid	42.3	39.7	55.2	51.1	44.9	55.5	43.6	41.2
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2023	2022	2023	2022	2023	2022	2023	2022
PERCENTAGE OF SKILLED NURSING DAYS
Medicare	10.9%	14.0%	9.5%	12.3%	13.3%	8.5%	11.2%	13.6%
Managed care	14.1	13.7	8.0	8.2	8.7	5.5	12.7	12.8
Other skilled	5.7	5.3	2.5	2.6	4.1	8.6	5.2	5.2
Skilled Mix	30.7	33.0	20.0	23.1	26.1	22.6	29.1	31.6
Private and other payors	11.5	10.5	11.8	11.6	11.2	8.5	11.5	10.5
Medicaid	57.8	56.5	68.2	65.3	62.7	68.9	59.4	57.9
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Services

The following table sets forth total cost of services for our Skilled services segment for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change
	2023	2022	$	%

Cost of service	$713,290	$579,199	$134,091	23.2%
Revenue percentage	79.0%	78.3%		0.7%

Cost of services related to our skilled services segment increased by $134.1 million, or 23.2%. Cost of services as a percentage of revenue increased to 79.0% from 78.3% due to costs related to new acquisitions, increase in professional liabilities reserves and higher staffing expenses as a result of the challenging labor environment. The increase in wages and benefits is offset by the decrease in contract labor usage as we made progress on retention and hiring.
Standard Bearer

	Three Months Ended September 30,		Change
	2023	2022	$	%

	(Dollars in thousands)
Rental revenue generated from third-party tenants	$4,004	$3,708	$296	8.0%
Rental revenue generated from Ensign affiliated operations	16,976	15,024	1,952	13.0
TOTAL RENTAL REVENUE	$20,980	$18,732	$2,248	12.0%
Segment income	7,165	6,941	224	3.2
Depreciation and amortization	6,429	5,561	868	15.6
FFO	$13,594	$12,502	$1,092	8.7%

Rental revenue — Our rental revenue, including revenue generated from our affiliated facilities, increased by $2.2 million, or 12.0%, to $21.0 million, compared to the three months ended September 30, 2022. The increase in revenue is primarily attributable to six real estate purchases, as well as annual rent increases since the three months ended September 30, 2022.

FFO — Our FFO increased by $1.1 million, or 8.7%, to $13.6 million, compared to the three months ended September 30, 2022. The increase in rental revenue of $2.2 million is offset by increases in interest expense of $1.1 million associated with the intercompany agreements between Standard Bearer and the Service Center.
All Other Revenue

Our other revenue increased by $7.3 million, or 22.9%, to $39.1 million, compared to the three months ended September 30, 2022. Other revenue for 2023 includes senior living revenue of $18.9 million, revenue from other ancillary services of $17.3 million and rental income of $2.9 million. The increase in other revenue is primarily attributable to our other ancillary services.

Consolidated Financial Expenses
Rent-cost of services — Our rent-cost of services as a percentage of total revenue increased by 0.3% to 5.4%, primarily due to lease obligations acquired as part of our 31 operational expansions with long-term leases since the three months ended September 30, 2022.
General and administrative expense — General and administrative expense increased $11.9 million or 30.3%, to $51.1 million. General and administrative expense as a percentage of revenue increased by 0.3% to 5.4%. This increase was primarily due to increased legal costs and headcount due to acquisition activities. Excluding the legal costs, general and administrative expense as a percentage of revenue remained consistent at 5.1%.
Depreciation and amortization — Depreciation and amortization expense increased $2.5 million, or 15.7%, to $18.4 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations and capital expenditures. Depreciation and amortization decreased 0.2%, to 1.9%, as a percentage of revenue.
Other income (expense), net — Other income (expense), net as a percentage of revenue increased by 0.4%. Other income primarily includes interest income from our investments offset by interest expense related to our debt. Additionally our deferred investment program incurs gains or losses depending on market performance. During the three months ended September 30, 2023 and 2022, the deferred compensation investment program had a loss of $1.4 million and $1.1 million, respectively. There is an offsetting reduction in expense allocated between cost of services and general and administrative expenses.
Provision for income taxes — Our effective tax rate was 22.0% for the three months ended September 30, 2023, compared to 22.4% for the same period in 2022. The effective tax rate for both periods is driven by the impact of excess tax benefits from stock-based compensation, partially offset by non-deductible expenses including non-deductible compensation. See Note 14, Income Taxes, in the Notes to the Interim Financial Statements for further discussion.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
The following table sets forth details of operating results for our revenue and earnings, and their respective components, by our reportable segment for the periods indicated.

	Nine Months Ended September 30, 2023
	Skilled Services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$2,638,090	$60,611	$114,574	$(64,298)	$2,748,977
Total expenses, including other expense, net	2,289,921	39,094	242,680	(64,298)	2,507,397
Segment income (loss)	348,169	21,517	(128,106)	—	241,580
Loss on real estate insurance recoveries					(100)
Income before provision for income taxes					$241,480

	Nine Months Ended September 30, 2022
	Skilled Services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$2,128,567	$53,523	$89,793	$(55,947)	$2,215,936
Total expenses, including other expense, net	1,826,295	32,844	204,373	(55,947)	2,007,565
Segment income (loss)	302,272	20,679	(114,580)	—	208,371
Gain from sale of real estate					3,267
Income before provision for income taxes					$211,638

Our total revenue increased $533.0 million, or 24.1%, compared to the nine months ended September 30, 2022. The increase in revenue was primarily driven by an increase in occupancy and patient days from our skilled services operations and the impact of acquisitions. Total revenue from operations acquired on or subsequent to October 1, 2022 increased our consolidated service revenue by $300.1 million during the nine months ended September 30, 2023, when compared to the same period in 2022. In addition, we recorded $55.1 million of state relief revenue during the nine months ended September 30, 2023 compared to $63.5 million in 2022, which directly correlated to the additional COVID-19 related labor expenses incurred. All state relief revenue is included in Medicaid revenue.
Skilled Services Segment

Revenue

The following table presents the skilled services revenue and key performance metrics by category during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Change	% Change

TOTAL FACILITY RESULTS:	(Dollars in thousands)
Skilled services revenue	$2,638,090	2,128,567	$509,523	23.9%
Number of facilities at period end	258	222	36	16.2%
Number of campuses at period end*	26	26	—	—%
Actual patient days	6,363,107	5,287,690	1,075,417	20.3%
Occupancy percentage — Operational beds	78.3%	75.0%		3.3%
Skilled mix by nursing days	30.7%	32.1%		(1.4)%
Skilled mix by nursing revenue	50.6%	52.3%		(1.7)%

	Nine Months Ended September 30,
	2023	2022	Change	% Change

SAME FACILITY RESULTS:(1)	(Dollars in thousands)
Skilled services revenue	$2,058,291	$1,909,387	$148,904	7.8%
Number of facilities at period end	189	189	—	—%
Number of campuses at period end*	24	24	—	—%
Actual patient days	4,895,304	4,680,168	215,136	4.6%
Occupancy percentage — Operational beds	78.9%	75.5%		3.4%
Skilled mix by nursing days	32.2%	33.1%		(0.9)%
Skilled mix by nursing revenue	51.8%	53.4%		(1.6)%

	Nine Months Ended September 30,
	2023	2022	Change	% Change

TRANSITIONING FACILITY RESULTS:(2)	(Dollars in thousands)
Skilled services revenue	$186,948	$171,428	$15,520	9.1%
Number of facilities at period end	22	22	—	—%
Number of campuses at period end*	1	1	—	—%
Actual patient days	489,310	462,848	26,462	5.7%
Occupancy percentage — Operational beds	76.0%	72.1%		3.9%
Skilled mix by nursing days	21.8%	23.4%		(1.6)%
Skilled mix by nursing revenue	38.9%	41.8%		(2.9)%

	Nine Months Ended September 30,
	2023	2022	Change	% Change

RECENTLY ACQUIRED FACILITY RESULTS:(3)	(Dollars in thousands)
Skilled services revenue	$392,851	$47,752	$345,099	NM
Number of facilities at period end	47	11	36	NM
Number of campuses at period end*	1	1	—	NM
Actual patient days	978,493	144,674	833,819	NM
Occupancy percentage — Operational beds	76.4%	69.1%		NM
Skilled mix by nursing days	27.5%	28.0%		NM
Skilled mix by nursing revenue	49.7%	45.8%		NM

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

Skilled services revenue increased $509.5 million, or 23.9%, compared to the nine months ended September 30, 2022. The increases in skilled services revenue were across all payer types including increases in Medicaid revenue of $243.6 million, or 24.6%, Medicare revenue of $123.3 million, or 20.2%, managed care revenue of $99.5 million, or 25.6% and private revenue of $43.1 million, or 31.3%.

The increase in skilled services revenue was primarily driven by strong performance across our existing skilled services operations as our census continued to recover during the first nine months of 2023, continued growth in skilled census and the impact of acquisitions. Our consolidated occupancy increased by 3.3% during the nine months ended September 30, 2023 compared to the same period in 2022.
Revenue in our Same Facilities increased $148.9 million, or 7.8%, compared to the same period in 2022, due to increases in occupancy and revenue per patient day. Our diligent efforts to strengthen our partnership with various managed care organizations, hospitals and the local communities we operate in, increased our managed care revenue by $49.5 million, or 13.6%, mainly due to increases in managed care days of 8.2% and revenue per patient day of 4.2%. In addition, Medicaid revenue increased by $87.3 million or 10.0%, mainly from the increases in Medicaid days and revenue per patient day.
Revenue generated by our Transitioning Facilities increased $15.5 million, or 9.1%, primarily due to improved occupancy growth and an increase in revenue per patient day. Our private days, Medicaid days and managed care skilled days increased by 11.4%, 7.3% and 4.2%, respectively, demonstrating our ability to focus on increasing occupancy across payer types.

Skilled services revenue generated by Recently Acquired Facilities increased by approximately $345.1 million compared to the nine months ended September 30, 2022. The increases were primarily due to the expansion of 36 operations between October 1, 2022 and September 30, 2023 across six states.

In the future, if we acquire additional turnaround or start-up operations, we expect to see lower occupancy rates and skilled mix, and these metrics are expected to vary from period to period based upon the maturity of the facilities within our portfolio. Historically, we have generally experienced lower occupancy rates and lower skilled mix at Recently Acquired Facilities and therefore, we anticipate generally lower overall occupancy during years of growth. Included in our metrics for Recently Acquired Facilities are 17 facilities we acquired that are mature and have higher occupancy rates, higher skilled mix days and higher skilled mix revenue than our typical acquisitions.
The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate (1):

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2023	2022	2023	2022	2023	2022	2023	2022

SKILLED NURSING AVERAGE DAILY REVENUE RATES
Medicare	$715.73	$690.28	$688.45	$666.01	$776.42	$673.95	$724.85	$688.09
Managed care	530.73	509.18	527.77	492.19	548.39	439.40	532.41	507.32
Other skilled	594.85	570.37	522.06	533.80	468.14	428.56	576.60	558.30
Total skilled revenue	612.20	595.47	608.25	589.74	659.01	498.57	618.43	592.79
Medicaid	273.04	258.77	268.26	250.64	251.06	234.47	269.05	257.20
Private and other payors	263.13	249.86	253.81	249.37	260.58	181.23	261.99	248.66
Total skilled nursing revenue	$381.33	$369.26	$340.74	$329.84	$364.26	$305.09	$375.58	$364.06
(1) These rates exclude state relief funding and include sequestration reversal of 1% for the second quarter in 2022 and 2% for the first quarter of 2022.

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 3.7% and 3.4%, respectively, compared to the nine months ended September 30, 2022. The increase is attributable to the 2.7% net market basket increase that became effective in October 2022, offset by the phased reinstatement of the sequestration. During the nine months ended September 30, 2022, Medicare daily rates included three months of sequestration suspension of 1%, three months of sequestration suspension of 2% and three months of no sequestration suspension. In addition, we have seen a shift to higher acuity patients.

Our average Medicaid rates increased 4.6% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states. Medicaid rates exclude the amount of state relief revenue we recorded.
Payor Sources as a Percentage of Skilled Nursing Services — We use our skilled mix as a measure of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods.
The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2023	2022	2023	2022	2023	2022	2023	2022

PERCENTAGE OF SKILLED NURSING REVENUE
Medicare	23.0%	26.2%	22.3%	25.3%	31.4%	17.0%	24.2%	25.9%
Managed care	20.1	19.2	12.7	12.4	13.1	9.3	18.5	18.4
Other skilled	8.7	8.0	3.9	4.1	5.2	19.5	7.9	8.0
Skilled mix	51.8	53.4	38.9	41.8	49.7	45.8	50.6	52.3
Private and other payors	7.5	7.0	8.5	8.2	7.9	3.8	7.6	7.0
Medicaid	40.7	39.6	52.6	50.0	42.4	50.4	41.8	40.7
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2023	2022	2023	2022	2023	2022	2023	2022

PERCENTAGE OF SKILLED NURSING DAYS
Medicare	12.3%	14.0%	11.0%	12.5%	14.8%	7.7%	12.6%	13.7%
Managed care	14.4	13.9	8.2	8.3	8.7	6.5	13.1	13.2
Other skilled	5.5	5.2	2.6	2.6	4.0	13.8	5.0	5.2
Skilled mix	32.2	33.1	21.8	23.4	27.5	28.0	30.7	32.1
Private and other payors	10.9	10.4	11.4	10.8	11.0	6.4	10.9	10.3
Medicaid	56.9	56.5	66.8	65.8	61.5	65.6	58.4	57.6
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services

The following table sets forth total cost of services for our skilled services segment for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		Change
	2023	2022	$	%

Cost of service	$2,081,107	$1,658,124	$422,983	25.5%
Revenue percentage	78.9%	77.9%		1.0%

Cost of services related to our skilled services segment increased by $423.0 million, or 25.5%. Cost of services as a percentage of revenue increased to 78.9% from 77.9%, due to costs related to new acquisitions, increase in professional liabilities reserves and higher wage expenses as a result of the labor shortage environment, resulting in additional overtime, benefits and bonuses to our staff.
Standard Bearer

	Nine Months Ended September 30,		Change
	2023	2022	$	%

	(Dollars in thousands)
Rental revenue generated from third-party tenants	$11,576	$11,180	$396	3.5%
Rental revenue generated from Ensign affiliated operations	49,035	42,343	6,692	15.8
TOTAL RENTAL REVENUE	$60,611	$53,523	$7,088	13.2%
Segment income	21,517	20,679	838	4.1
Depreciation and amortization	18,528	15,798	2,730	17.3
FFO	$40,045	$36,477	$3,568	9.8%

Rental revenue — Our rental revenue, including revenue generated from our affiliated facilities, increased by $7.1 million, or 13.2%, to $60.6 million, compared to the nine months ended September 30, 2022. The increase in revenue is primarily attributable to six real estate purchases as well as annual rent increases since the nine months ended September 30, 2022.
FFO — Our FFO increased by $3.6 million, or 9.8%, to $40.0 million, compared to the nine months ended September 30, 2022. The increase in rental revenue of $7.1 million is offset by increases in interest expense of $3.0 million associated with the intercompany agreements between Standard Bearer and the Service Center.

All Other Revenue
Our other revenue increased by $24.8 million, or 27.6%, to $114.6 million, compared to the nine months ended September 30, 2022. Other revenue for 2023 includes senior living revenue of $56.4 million, revenue from other ancillary services of $49.9 million and rental income of $8.3 million. The increase in other revenue is primarily attributable to our other ancillary services as well as senior living operations' starting to rebound from COVID-19.
Consolidated Financial Expenses
Rent-cost of services — Our rent-cost of services as a percentage of total revenue increased by 0.3% to 5.3%, primarily due to lease obligations acquired as part of our 31 operational expansions with long-term leases since the nine months ended September 30, 2022.
General and administrative expense — General and administrative expense increased $40.4 million or 34.8%, to $156.4 million. General and administrative expense as a percentage of revenue increased by 0.5% to 5.7%. This increase was primarily due to increases in legal costs, system implementation costs, bonuses due to enhanced performance and headcount due to acquisition activity. Excluding the legal costs, general and administrative expense as a percentage of revenue decreased 0.1%.
Depreciation and amortization — Depreciation and amortization expense increased $7.7 million, or 16.9%, to $53.2 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations and capital expenditures. Depreciation and amortization decreased 0.2%, to 1.9%, as a percentage of revenue.
Other income (expense), net — Other income (expense), net as a percentage of revenue increased by 0.8%. Other income primarily includes interest income from our investments offset by interest expense related to our debt. Additionally, our deferred investment program may incur gains or losses depending on market performance. During the nine months ended September 30, 2023, the deferred compensation investment program had a gain of $1.1 million. During the nine months ended September 30, 2022, the deferred compensation investment program had a loss of $5.7 million. There is an equal offsetting reduction in expense allocated between cost of services and general and administrative expenses.
Provision for income taxes — Our effective tax rate was 22.1% for the nine months ended September 30, 2023, compared to 22.4% for the same period in 2022. The effective tax rate for both periods is driven by the impact of excess tax benefits from stock-based compensation, partially offset by non-deductible expenses, including non-deductible compensation. See Note 14, Income Taxes, in the Interim Financial Statements for further discussion.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our Credit Facility. Our liquidity as of September 30, 2023 is impacted by cash generated from strong operational performance and increased acquisition and share repurchase activities.
The U.S. Internal Revenue Service and California have provided disaster-area tax relief for the deferral of federal and California estimated tax payments until the fourth quarter of 2023. As of the third quarter of 2023, the Company has deferred approximately $50.0 million of 2023 federal and California estimated tax payments. The Company subsequently made an estimated tax payment of $69.4 million in October of 2023 for federal and California taxes that had been incurred through the third quarter of 2023.
Historically, we have primarily financed the majority of our acquisitions through mortgages on our properties, our Credit Facility and cash generated from operations. Cash paid to fund acquisitions was $54.0 million and $90.4 million for the nine months ended September 30, 2023 and 2022, respectively. Total capital expenditures for property and equipment were $77.4 million and $59.7 million for the nine months ended September 30, 2023 and 2022, respectively. We currently have approximately $100.0 million budgeted for renovation projects in 2023. We believe our current cash balances, our cash flow from operations and the amounts available for borrowing under our Credit Facility will be sufficient to cover our operating needs for at least the next 12 months.

We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our cash and cash equivalents as of September 30, 2023 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of September 30, 2023, we held investments of approximately $103.3 million. We believe our investments that were in an unrealized loss position as of September 30, 2023 do not require an allowance for expected credit losses, nor has any event occurred subsequent to that date that would indicate so.
As mentioned above, our primary source of cash is from our ongoing operations. Our positive cash flows have supported our business and have allowed us to pay regular dividends to our stockholders. We currently anticipate that existing cash and total investments as of September 30, 2023, along with projected operating cash flows and available financing, will support our normal business operations for the foreseeable future.
On August 29, 2023, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from September 1, 2023. Under this program, we are authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. The share repurchase program does not obligate us to acquire any specific number of shares. We did not purchase any shares pursuant to this stock repurchase program during the three months ended September 30, 2023.
The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022

NET CASH PROVIDED BY/(USED IN):	(In thousands)
Operating activities	$291,397	$222,337
Investing activities	(137,754)	(143,771)
Financing activities	(2,043)	(31,903)
Net increase in cash and cash equivalents	151,600	46,663
Cash and cash equivalents beginning of period	316,270	262,201
Cash and cash equivalents at end of period	$467,870	$308,864
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities.
The $69.1 million increase in cash provided by operating activities for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to higher net income offset by changes in working capital. Changes in working capital were driven by deferral of income tax payments of $55.5 million and accrued wages offset by timing of accounts receivable collections.
Investing Activities
Investing cash flows consist primarily of capital expenditures, investment activities, insurance proceeds and cash used for acquisitions.
The $6.0 million decrease in cash used in investing activities for the nine months ended September 30, 2023 compared to the same period in 2022, was primarily due to a decrease in cash used for operational expansions of $36.4 million offset by an increase in cash used for capital expenditures of $17.6 million and investments of $4.8 million. In addition, in the prior year, we had cash proceeds from the sale of fixed assets and insurance proceeds of $8.6 million that did not recur in current year.
Financing Activities
Financing cash flows consist primarily of payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, payment for share repurchases and sale of subsidiary shares.

The $29.9 million decrease in cash used in financing activities for the nine months ended September 30, 2023 compared to the same period in 2022, was primarily due to $29.9 million of share repurchases as part of our stock repurchase program in 2022.
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
Mortgage Loans and Promissory Note
As of September 30, 2023, 23 of our subsidiaries have mortgage loans insured with HUD for an aggregate amount of $151.1 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates at a range of 3.1% to 4.2%, including fixed interest rates at a range of 2.4% to 3.3% per annum. In addition to the interest rate, we incur other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10.0%, and is reduced by 3.0% in the fourth year of the loan, and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years.
In addition to the HUD mortgage loans, one of our subsidiaries has a promissory note that bears a fixed interest rate of 5.3% per annum and has a term of 12 years. The note, which was used for an acquisition, is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.
Operating Leases
As of September 30, 2023, 213 of our facilities are under long-term lease arrangements, of which 96 of the operations are under nine triple-net Master Leases and one stand-alone lease with CareTrust REIT, Inc. (CareTrust). The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each master lease, our individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%. At our option, we can extend the Master Leases for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease. Additionally, four of the 97 facilities leased from CareTrust include an option to purchase that we can exercise starting on December 1, 2024.
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
Eighty of our affiliated facilities, excluding the facilities that are operated under the Master Leases from CareTrust, are operated under 13 separate master lease arrangements. Under these master leases, a breach at a single facility could subject one or more of the other affiliated facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of our leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in our outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.

U.S. Department of Justice Civil Investigative Demand

On May 31, 2018, we received a Civil Investigative Demand (CID) from the U.S. Department of Justice (DOJ) stating that it was investigating whether there had been a violation of the FCA and/or the AKS with respect to the relationships between certain of our independently operated skilled nursing facilities and persons who serve or have served as medical directors. We have fully cooperated with the DOJ and promptly responded to its requests for information. In April 2020, we were advised that the DOJ declined to intervene in any subsequent action filed in connection with the subject matter of this investigation. Despite the decision of the DOJ to decline to participate in litigation based on the subject matter of its previously issued CID, the involved qui tam relator has moved forward with the lawsuit. We are vigorously defending this lawsuit, but expects the costs of defense to be significant given the nature of the allegations and the date range contemplated by the complaint. As a general matter, our independent operating entities have established and maintain policies and procedures to promote compliance with the FCA, the AKS, and other applicable regulatory requirements.
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
We have a revolving line of credit with Truist of up to $600.0 million in aggregate principal amount. We have no outstanding borrowings under our Credit Facility as of September 30, 2023 and through the filing date of this report. In addition, we have outstanding indebtedness under mortgage loans insured with HUD and a promissory note to third parties of $153.4 million, all of which are at fixed interest rates.

Our cash and cash equivalents as of September 30, 2023 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of September 30, 2023, we held investments of approximately $103.3 million. We believe our investments that were in an unrealized loss position as of September 30, 2023 do not require an allowance for expected credit losses, nor has any event occurred subsequent to that date that would indicate so. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal, while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of September 30, 2023 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

U.S. Department of Justice Civil Investigative Demand — On May 31, 2018, we received a Civil Investigative Demand (CID) from the U.S. Department of Justice (DOJ) stating that it was investigating to determine whether there had been a violation of the False Claims Act (FCA) and/or the Anti-Kickback Statute (AKS) with respect to the relationships between certain of our independently operated skilled nursing facilities and persons who serve or have served as medical directors. We have fully cooperated with the DOJ and promptly responded to its requests for information. In April 2020, we were advised that the DOJ declined to intervene in any subsequent action filed in connection with the subject matter of this investigation. Despite the decision of the DOJ to decline to participate in litigation based on the subject matter of its previously issued CID, the involved qui tam relator has moved forward with the lawsuit. We are vigorously defending this litigation, but expect the costs of defense to be significant given nature of the allegations and the date range contemplated by the complaint. At this time, we are unable to estimate the range of loss and cannot predict the final outcome of this lawsuit. If this lawsuit is ultimately resolved against us, the amounts owed, including fines, penalties and other consequences relating to the lawsuit, could have a material adverse effect on our results of operations, financial condition and cash flows. As a general matter, our independent operating entities have established and maintain policies and procedures to promote compliance with the FCA, the AKS, and other applicable regulatory requirements.
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

Additionally, and in 2020, the U.S. House of Representatives Select Subcommittee on the Coronavirus Crisis launched a nation-wide investigation into the COVID-19 pandemic, which included the impact of the coronavirus on residents and employees in nursing homes. In June 2020, we and our independent operating subsidiaries received a document and information request from the House Select Subcommittee. We and our independent operating subsidiaries cooperated in responding to this inquiry. In July 2022 and thereafter, we and our independent operating subsidiaries received follow up requests for additional documents and information. We and our independent operating subsidiaries responded to these requests, and cooperated with the House Select Subcommittee in connection with its investigation. On December 9, 2022, the House Select Subcommittee issued its final report summarizing its investigation and related recommendations designed "to strengthen the nation's ability to prevent and respond to public health and economic emergencies." According to the information provided by the House Select Subcommittee, the issuance of this report was the House Select Subcommittee's final official act in connection with their assigned responsibilities.

In addition to the potential lawsuits and claims described above, we and our independent operating subsidiaries are also subject to potential lawsuits under the FCA and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare or Medicaid) or other payor. A violation may provide the basis for exclusion from federally funded healthcare programs. Such exclusions could have a correlative negative impact on our financial performance. Under the qui tam or "whistleblower" provisions of the FCA, a private individual with knowledge of fraud or potential fraud may bring a claim on behalf of the federal government and receive a percentage of the federal government's recovery. Due to these whistleblower incentives, qui tam lawsuits have become more frequent. For example, and despite the decision of the DOJ to decline to participate in litigation based on the subject matter of its previously issued Civil Investigative Demand, the involved qui tam relator is continuing on with the lawsuit and pursuing claims that one or more of our independent operating entities have allegedly violated the FCA and/or the AKS. We are vigorously defending this lawsuit, but expects the costs of defense to be significant given the nature of the allegations and the date range contemplated by the complaint.

In addition to the FCA, some states, including California, Arizona and Texas, have enacted similar whistleblower and false claims laws and regulations. Further, the Deficit Reduction Act of 2005 created incentives for states to enact anti-fraud legislation modeled on the FCA. As such, we and our independent operating subsidiaries could face increased scrutiny, potential liability, and legal expenses and costs based on claims under state false claims acts in markets where our independent operating subsidiaries do business.

In May 2009, Congress passed the FERA which made significant changes to the FCA and expanded the types of activities subject to prosecution and whistleblower liability. Following changes by FERA, health care providers face significant penalties for the knowing retention of government overpayments, even if no false claim was involved. Health care providers can now be liable for knowingly and improperly avoiding or decreasing an obligation to pay money or property to the government. This includes the retention of any government overpayment. The government can argue, therefore, that an FCA violation can occur without any affirmative fraudulent action or statement, as long as the action or statement is knowingly improper. In addition, FERA extended protections against retaliation for whistleblowers, including protections not only for employees, but also contractors and agents. Thus, an employment relationship is generally not required in order to qualify for protection against retaliation for whistleblowing.

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

We and our independent operating subsidiaries have been, and continue to be, subject to claims, findings and legal actions that arise in the ordinary course of the various businesses, including healthcare and non-healthcare services. These claims include, but are not limited to potential claims related to patient care and treatment (professional negligence claims) as well as employment related claims. In addition, we and our independent operating subsidiaries, and others in the industry, are subject to claims and lawsuits in connection with COVID-19 and facility preparation for and/or response to the COVID-19 pandemic. While we have been able to settle or otherwise resolve many of these types of claims without an ongoing material adverse effect on our business, a significant increase in the number of these claims, or an increase in the amounts owing should plaintiffs be successful in their prosecution of future claims, could materially adversely affect our business, financial condition, results of operations and cash flows. In addition, these claims could impact our ability to procure insurance to cover our exposure related to the various services provided by our independent operating subsidiaries to their residents, customers and patients.
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
Medicare Revenue Recoupments — We and our independent operating subsidiaries are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments resulting from reviews conducted via RAC, Program Safeguard Contractors, and Medicaid Integrity Contractors (collectively referred to as Reviews). For several months during the COVID-19 pandemic, CMS suspended its Targeted Probe and Educate (TPE) Program. Beginning in August 2020, CMS resumed TPE Program activity. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. We anticipate that these Reviews could increase in frequency in the future. As of September 30, 2023 and through the filing date of this report, 41 of our independent operating subsidiaries had Reviews scheduled or in process.
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
•Reforms to the U.S. healthcare system, including new regulations under the ACA, potential federal and state standards for minimum nurse staffing levels, continue to impose new requirements upon us that could materially impact our business.
•The changes in Congress due to midterm elections in 2022 and actions in anticipation of the 2024 Presidential election, may result in significant changes to the regulatory framework, enforcement, and reimbursements in our industry.
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
•CMS’s changes to the SFF program and its look-back period may create greater risk of our facilities being subject to this program and subject to potential fines and sanctions, even after graduating from the SFF program.
•Federal minimum staffing mandates may adversely affect our labor costs, ability to maintain desired levels of patient or resident capacity, and profitability.
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
•Increased competition for, or a shortage of, nurses and other skilled personnel, could increase our staffing and labor costs and subject us to monetary fines resulting from a failure to maintain minimum staffing requirements, or may affect reimbursement.
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

We derived 25.4% and 26.8% of our service revenue from the Medicare programs for the three and nine months ended September 30, 2023, respectively, and 27.6% and 27.7% for the three and nine months ended September 30, 2022, respectively. In addition, many other payors may use published Medicare rates as a basis for reimbursements. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, or if there are delays in Medicare payments, our business and results of operations will be adversely affected.

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

On July 31, 2023, the CMS released its final rule for the SNF PPS for fiscal year 2024 which will increase payments by a net 4.0% in FY 2024 relative to FY 2023. The final rule includes updates to the SNF Quality Reporting Program and SNF Value-based Purchasing Program that assess staff turnover, discharge success, res-hospitalization, and resident falls with injuries, which may adversely affect revenues obtained through the Medicare program. The final rule may result in an increase in payments relative to FY 2023 depending on the performance of our individual operating subsidiaries as evaluated by CMS. The final rule will also replaces the SNF 30-day All-cause Readmission measure with the SNF Within Stay Potentially Reasonable Readmissions standard beginning in fiscal year 2025, which may also reduce the compensation our independent operating subsidiaries may receive under the SNF VBP program.

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
A significant portion of reimbursement for skilled nursing services comes from Medicaid. In fact, Medicaid is our largest source of revenue, accounting for 46.7% and 46.0% of our revenue for the three and nine months ended September 30, 2023, respectively, and 46.1% and 45.8% for the three and nine months ended September 30, 2022, respectively. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets, which has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. Since a significant portion of our revenue is generated from our skilled nursing operating subsidiaries in California, Texas and Arizona, any budget reductions or delays in these states could adversely affect our net patient service revenue and profitability. Despite present state budget surpluses in many of the states in which we operate, we can expect continuing cost containment pressures on Medicaid outlays for SNFs, and any such decline could adversely affect our financial condition and results of operations.
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

The CAA 2023 provided for the wind-down and termination of increased FMAP payments under the FFCRA, and also provided for the disenrollment of Medicaid beneficiaries who have participated in the program since early in the COVID-19 pandemic. CMS’s increased FMAP payments declined from 6.2% to 5% in the second quarter of 2023, 2.5% in the third quarter, and shall decline 1.5% in the fourth quarter before CMS’s increased FMAP spending ends entirely. The CAA 2023 grants CMS the authority to impose fines, penalties, and other sanctions upon states that do not comply with this law’s requirements for the unwinding of increased FMAP payments. As a result, these reductions may impose further burdens on the Medicaid programs in states where we operate in the form of fines and penalties, which may result in reduced payments.

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

The efficacy of the ACA is the subject of much debate among members of Congress and the public and it has been the subject of extensive litigation before numerous courts, including the United States Supreme Court, with varying outcomes — some expanding and others limiting the ACA. In the event that the ACA is repealed or any elements of the ACA that are beneficial to our business are materially amended or changed, such as provisions regarding the health insurance industry, reimbursement and insurance coverage by payers, our business, operating results and financial condition could be harmed. Thus, the future impact of the ACA on our business is difficult to predict and its continued uncertain future may negatively impact our business. However, any material changes to the ACA or its implementing regulations may negatively impact our operations.

While it is not possible to predict whether and when any such changes will occur, specific proposals discussed during and after the midterm election in 2022, including a repeal or material amendment of the ACA, could harm our business, operating results and financial condition. The ACA continues to be a salient political topic and proposed changes to it may become the subject of campaign promises, litigation, administrative action, or legislation leading up to or following the 2024 Presidential election. In addition, even if the ACA is not amended or repealed, the President and the executive branch of the federal government, as well as CMS and HHS have a significant impact on the implementation of the provisions of the ACA, and a new administration could make changes impacting the implementation and enforcement of the ACA, which could harm our business, operating results and financial condition. We have already seen this with regulatory activity promulgating rules regarding anti-discrimination under Section 1557 of the ACA and most recently proposed rulemaking requiring the disclosure of SNF ownership and service providers under Section 6101 of the ACA. If we are slow or unable to adapt to any such changes, our business, operating results and financial condition could be adversely affected.

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

On February 13, 2023, CMS issued a proposed rule that, if finalized and implemented, would require SNFs to disclose certain information regarding their ownership and managerial relationships, which is more invasive and comprehensive than the ownership information already disclosed through Medicare's Nursing Home Compare website. Refer to Item 2., under Government Regulation, for additional information and may be adverse to our business interests and detrimental to our operations, revenue, and profitability.

We cannot predict what effect future reforms to the U.S. healthcare system will have on our business, including the demand for our services or the amount of reimbursement available for those services. However, it is possible these new laws may lower reimbursement or increase the cost of doing business and adversely affect our business.
The changes in Congress due to the most recent U.S. midterm elections in 2022 and actions in anticipation of the 2024 Presidential election may result in significant changes to regulatory framework, enforcements and reimbursements.

The most recent midterm elections in 2022 and resulting change in control of the House of Representatives could result in significant changes in, and has resulted in uncertainty with respect to, legislation, regulation, implementation or repeal of laws and rules related to government health programs, including Medicare and Medicaid. Democratic proposals for Medicare for All or significant expansion of Medicare, could significantly impact our business and the healthcare industry if implemented, although the implementation of such proposals remains unlikely under the political party currently holding a majority within the House of Representatives. Additionally, Congress’s passage of the IRA in August of 2022, which expanded upon and continued certain provisions of the ACA, indicates that additional legislative changes to the ACA may be forthcoming. If proposed policies specific to nursing facilities are implemented, these may result in significant regulatory changes, increased survey frequency and scope, and increased penalties for non-compliance. As both political parties begin their Presidential primaries and next congressional elections in 2024, each of them may seek to introduce or pass legislation that would either expand or reduce the scope of the ACA as a credential for future campaigning. Based on the IRA and inflationary pressures in the economy, the ACA and affordability of healthcare generally may be a campaign issue and lead to promises, administrative action, or legislation that could adversely affect our business. As a result, future legislation may be proposed or passed that may adversely affect our business, operating results and financial condition.

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

CMS announced a new nationwide audit the “SNF 5-Claim Probe & Educate Review” in which the Medicare Administrative Contractors will review five claims from each of the facilities to check for compliance with PDPM billings, which could result in individual claim payment denials if errors are identified. All facilities that are not undergoing TPE reviews, or have not recently passed a TPE review, will be subject to the nationwide audit.

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
In cases where claim and documentation review by a CMS contractor results in repeated unsatisfactory results, an operation can be subjected to protracted regulatory oversight. This CMS oversight may include education and sampling of claims, extended pre-payment review, referral of the operating business to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement made outside of specifically reviewed claims. Ongoing failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. As of September 30, 2023 and through the filing date of this report, 41 of our independent operating subsidiaries had reviews scheduled or in process, either pre- or post-payment. We anticipate that these reviews could increase in frequency in the future.

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
On May 31, 2018, we received a Civil Investigative Demand (CID) from the U.S. Department of Justice (DOJ) stating that it is investigating our company to determine whether we have violated the False Claims Act (FCA) or the Anti-Kickback Statute (AKS) with respect to the relationships between certain of our SNFs and persons who served as medical directors. As a general matter, our operating entities maintain policies and procedures to promote compliance with the FCA, the AKS, and other applicable regulatory requirements. We fully cooperated with the DOJ. In April 2020, we were advised that the DOJ declined to intervene in any subsequent action filed by a relator in connection with the subject matter of this investigation.

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
•state-specified and potential federal mandates for specific nurse staffing levels;
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

These anti-fraud and abuse laws and regulations are complex, and we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. While we do not believe we are in violation of these prohibitions, we cannot assure you that governmental officials charged with the responsibility for enforcing these prohibitions will not assert that we are violating the provisions of such laws and regulations. Our company is currently aware of litigation filed by an individual related to allegations that certain of our affiliated SNFs may have violated the FCA or the AKS with respect to the relationships between certain SNFs and persons who served as medical directors. While our operating entities maintain policies and procedures to promote compliance with the FCA, the AKS, and other applicable regulatory requirements, we cannot predict when the investigation will be resolved, the outcome of the investigation or its potential impact on our company.

On September 1, 2023, CMS issued a proposed rule setting forth proposed minimum nurse staffing requirements for SNFs. As discussed in more detail in Item 2., under Government Regulation, this proposed rule contains three primary staffing proposals: 1) minimum nurse staffing standards of 0.55 HPRD for RNs and 2.45 HPRD for NAs; 2) a requirement to have a RN on-site 24 hours per day, seven days per week; and 3) requirements for enhanced facility assessments. The proposed rule features a staggered implementation of these requirements, with potential accommodations for facilities that can demonstrate financial hardship and a delayed implementation schedule for rural facilities. Within this proposed rule, CMS also seeks comments about other staffing models, including alternate, higher standards for imposing staffing minimums, which will have a potentially adverse effect on our operations and profitability, the extent of which currently is not known.

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

Furthermore, in some states, citation of one affiliated facility could negatively impact other affiliated facilities in the same state. Revocation of a license at a given facility could therefore impair our ability to obtain new licenses or to renew, or maintain, existing licenses at other facilities, which may also trigger defaults or cross-defaults under our leases and our credit arrangements, or adversely affect our ability to operate or obtain financing in the future. CMS’s proposed rules requiring disclosure of ownership, management and the owners of real property lessors or sublessors, which are greater and more intrusive than existing disclosure requirements heighten this risk. Our failure to comply with applicable legal and regulatory requirements in any single facility could negatively impact our financial condition and results of operations.

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

We have received notices of potential sanctions and remedies based upon alleged regulatory deficiencies from time to time, and such sanctions have been imposed on some of our affiliated facilities. We have had affiliated facilities placed on SFF status in the past and other operating subsidiaries may be identified for such status in the future. We currently have one facility placed on SFF status.
CMS’s changes to the SFF program and its look-back period may create greater risk of our facilities being subject to this program and subject to potential fines and sanctions, even after graduating from the SFF program.

As discussed in discussed in greater detail in Item 2., under Government Regulation, in October of 2022 CMS updated the SFF program with the intent to reduce the amount of time a SNF spends as an SFF and increase the number of nursing homes that progress through the SFF program. On September 27, 2023, CMS published technical corrections to this program to clarify certain details of the SFF program updates and how they are to be implemented by each state survey agency (SA). As noted in the October 2022 revisions to the SFF program, a priority in revising the SFF program was to address “yo-yo” noncompliance of SNFs that would graduate from the SFF program only to later see their compliance and quality measures regress after graduation, potentially requiring readmission to the SFF program. Among the measures implemented to avoid this issue of “yo-yo” noncompliance was a three-year lookback period for facilities that graduate from the SFF program to ensure that the quality and compliance improvements achieved through the SFF program were sustained. Facilities that graduate from the SFF program but continue to demonstrate poor compliance as evidenced by any SA’s survey, such as for actual harm, substandard quality of care, or immediate jeopardy deficiencies, may be subject to enhanced enforcement by CMS, up to and including termination from the Medicare and/or Medicaid programs.

This three-year lookback for sustained improvements by facilities that graduate the SFF program poses risk for our independent operating facilities, specifically those that may be subject to the SFF program or that have been subject to the SFF program in the past. As of September 30, 2023, we have three facilities graduated from the SFF program within the past three years. First, for SNFs that are selected by CMS for participation in the SFF program, or which currently are in the SFF program, even graduation from the program is no longer an assurance that the SNF will be able to continue its operations. Even one survey with a significant compliance deficiency, such as actual harm or an immediate jeopardy deficiency, may result in CMS—acting solely within its discretion—terminating the SNF’s Medicare or Medicaid participation, likely triggering the termination of other payor contracts and rendering the facility economically unviable. Second, and relatedly, for SNFs that have graduated from the SFF program, they are subject to a three-year period of enhanced scrutiny where adverse findings by a SA and a single survey’s finding of poor compliance may result in CMS discretionarily terminating that facility’s Medicare and/or Medicaid participation, which would likely cause other payors to terminate their agreements with the facility as well. As a result, the financial and manpower resources needed for graduation from the SFF program may be for nothing if, in the three years following graduation from the SFF program, a SNF receives a poor survey result and permits CMS to impose fines and penalties up to the termination of the facility’s Medicare and Medicaid participation.

As discussed above, Medicare and Medicaid represent significant sources of payment for our independently operating subsidiaries. Any of our facilities’ loss of a Medicare or Medicaid contract would significantly harm the financial performance of that facility. Additionally, if CMS perceived there to be common upstream ownership of multiple facilities that were participants in or graduates of the SFF program, CMS may seek to take enforcement actions against those other facilities due to their common ownership based on another facility’s deficiencies after graduating the SFF program, with CMS imposing penalties up to and potentially including termination of those SNFs’ participation in the Medicare and/or Medicaid programs.
Federal minimum staffing mandates may adversely affect our labor costs, ability to maintain desired levels of patient or resident capacity, and profitability.

On September 1, 2023, CMS issued a proposed rule setting forth proposed minimum nurse staffing requirements for SNFs. As discussed in more detail in Item 2., under Government Regulation, this proposed rule contains three primary staffing proposals: 1) minimum nurse staffing standards of 0.55 HPRD for RNs and 2.45 HPRD for NAs; 2) a requirement to have a RN on-site 24 hours per day, seven days per week; and 3) requirements for enhanced facility assessments. The proposed rule features a staggered implementation of these requirements, with potential accommodations for facilities that can demonstrate financial hardship and a delayed implementation schedule for rural facilities. Within this proposed rule, CMS also seeks comments about other staffing models, including alternate, higher standards for imposing staffing minimums, which will have a potentially adverse effect on our operations and profitability, the extent of which currently is not known.

While the full effect of these proposed federal staff level minimums is not fully known at this time, likely will be studied by industry groups in the coming weeks and months to submit responsive comments while awaiting a final rule, and cannot be ascertained without a final rule that will specify the required number of staff for the Company’s operating subsidiaries to comply with such a regulation, we expect that such a mandate will have adverse financial consequences upon our business. Depending on the requirements of a final mandate and the time period over which its requirements are phased in, we may be required to hire substantially more staff members, particularly nurse practitioners, registered nurses, licensed practical nurses and nursing aides than currently staffed. Additionally, a federal mandate of this nature would place similar pressure on our competitors and result in sudden, expanded demand for nursing staff across the SNF industry. This sudden demand across the SNF industry may exacerbate an already difficult labor market, with demand for nursing staff far outstripping the supply of qualified individuals, and the salary requirements of both current and prospective staff increasing markedly to increase the likelihood of recruiting and retaining skilled caregivers.
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

As discussed in greater detail in Item 2., under Government Regulation, MACRA revised the payment system for physician and non-physician services. The changes to the therapy caps imposed on Medicare Part B outpatient therapy from this law have been changed by the BBA, and are subject to future budgetary changes through rulemaking and legislation, resulting in ongoing uncertainty regarding payment for these Medicare Part B services. Under the proposed CY 2024 PFS, reductions in payment and conditions imposed in exchange for higher payments may impose operational requirements and working conditions that further detract from and reduce our financial performance. Similarly, new final rules concerning the PACE program and the information it will collect from our operating subsidiaries may adversely affect the risk-adjusted reimbursement.

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

Healthcare businesses are increasingly the target of cyberattacks whereby hackers disrupt business operations or obtain protected health information, often demanding large ransoms. At the end of the first quarter of 2023, the healthcare sector saw a 60% increase in the average weekly number of cyberattacks over 2021. Our business is dependent on the proper functioning and availability of our computer systems and networks. While we have taken steps to protect the safety and security of our information systems and the patient health information and other data maintained within those systems, we cannot assure you that our safety and security measures and disaster recovery plan will prevent damage, interruption or breach of our information systems and operations. Additionally, we cannot control the safety and security of our information held by third-party vendors with whom we contract. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect, and as such we (or third-party vendors) may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications we (or third-party vendors) develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security of information systems. Unauthorized parties may attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud or other forms of deception.

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

Our affiliated SNFs are located in the states of Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. All states follow the current federal regulation relative to staffing, which establishes that SNFs are required to staff to meet the needs of the residents present in the facility. In addition, California has established minimum staffing requirements for facilities operating in that state.

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

On September 1, 2023, CMS published a long-awaited proposed rule setting forth proposed SNF minimum staffing requirements at the federal level. In relevant part, these proposed federal standards require 1) minimum nurse staffing standards of 0.55 HPRD for RNs and 2.45 HPRD for NAs; and 2) a requirement to have a RN on-site 24 hours per day, seven days per week. This proposed rule contains numerous other provisions discussed in more detail in Item 2., under Government Regulation. Comments are still being submitted for this proposed rule, and the substance of both the comments and any revisions to the later-issued final rule setting forth minimum staffing requirements may influence the effect that this rule has on our business and its financial performance.

Nonetheless, for the federal government or any state government to materially change the way compliance with the minimum staffing standard is calculated or enforced, our labor costs could increase and the current shortage of healthcare workers could impact us more significantly. The broader labor market where we compete is in a state of disequilibrium where the needs of businesses such as ours outstrip the supply of available and willing workers. There is additional upward pressure on wages from different industries and more generally due to the current rate of inflation. Some of these industries compete with us for labor and others that do not, which makes it difficult to make significant hourly wage and salary increases due to the fixed nature of our reimbursement under insurance contracts as well as Medicare and Medicaid, in addition to our increasing variable costs. Due to the limited supply of qualified applicants who seek or are willing to accept employment, these broader concerns, may increase our labor costs or lead to potential staffing shortages, reduced operations to comply with applicable laws and regulations, or difficulty complying with those laws and regulations at current operational levels.

Federal laws and regulations, including the proposed minimum nurse staffing levels if they are made final, may increase our costs of maintaining qualified nursing and skilled personnel, or make it more difficult for us to attract or retain qualified nurses and skilled staff members. Proposed legislation, such as the previously proposed Nursing Home Improvement Act and the proposed HCBS Access Act, may make it more expensive to compete for, hire, and retain nursing staff, if passed into law in substantially the same form as previously introduced to Congress. The Biden-Harris Administration's desire to increase staffing level requirements for the nursing home industry and to tie reimbursement to the salary, benefits, and retention of staff also may increase our labor costs. CMS has published guidance to surveyors addressing topics that specifically include nurse staffing and collection of payroll data to evaluate appropriate staffing levels, which may lead to future regulation that increase our staffing requirements and labor costs or lower revenues.

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

Increased competition for, or a shortage of, nurses or other trained personnel, or general ongoing inflationary pressures may require that we enhance our pay and benefits packages to compete effectively for such personnel. Turnover rates and the magnitude of the shortage of nurses or other trained personnel vary substantially from facility to facility, and may adversely affect those facilities' quality ratings based on data reported to CMS. In addition, state laws regarding minimum wage increases, such as California’s minimum wage increases for both health care and fast-food workers, may intensify competition for unskilled labor in both skilled and unskilled settings. For skilled workers within the skilled care market where we operate, the costs of skilled labor, which are already greater than unskilled labor, could increase further. Similarly, the increased minimum wage of unskilled labor will not only increase the cost of unskilled labor, but may also have effects that dissuade workers from training to join the skilled workforce to earn higher wage growth, resulting in a smaller pool of available skilled workers and further increased competition—and higher wages—for them. If we fail to attract and retain qualified and skilled personnel, our ability to conduct our business operations could be harmed.
Annual caps and other cost-reductions for outpatient therapy services may reduce our future revenue and profitability or cause us to incur losses.

As discussed in detail in Item 2., under Government Regulation, sub-heading Part B Rehabilitation Requirements, several government actions have been taken in recent years to try and contain the costs of rehabilitation therapy services provided under Medicare Part B, including the MPPR, institution of annual caps, mandatory medical reviews for annual claims beyond a certain monetary threshold, and a reduction in reimbursement rates for therapy assistant claim modifiers. Of specific concern has been CMSs efforts to lower Medicare Part B reimbursement rates for outpatient therapy services in 2021, 2022, and 2023. Such cost-containment measures and ongoing payment changes could have an adverse effect on our revenue.
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

More recently, California’s legislature has proposed bills related to increasing the minimum wage for workers, spending requirements and increased disclosure. As discussed in Item 2., Government Regulation, these proposed bills would create new and costly obligations on our independent operating subsidiaries if they became law and if enacted, would adversely affect our business, operations, and profitability.

As another example, Texas passed a bill which partially restored Medicaid state relief funding for SNFs through August 31, 2023, while it also considered legislation that contained direct care spending requirements and ownership, similar to proposed federal rulemaking discussed in Item 2., Government Regulation. While this bill provided financial relief to our independent operating subsidiaries in Texas, other proposed bills may impose the same regulatory requirements and limitations inherent in both the proposed legislation in other states and the federally proposed rule requiring disclosure of such information in applications and change-of-ownership disclosures, which may adversely affect our business, operations, and profitability.
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

On September 1, 2023, CMS published a long-awaited proposed rule setting forth proposed SNF minimum staffing requirements at the federal level. In relevant part, these proposed federal standards require 1) minimum nurse staffing standards of 0.55 HPRD for RNs and 2.45 HPRD for NAs; and 2) a requirement to have a RN on-site 24 hours per day, seven days per week. This proposed rule contains numerous other provisions discussed in more detail in Item 2., under Government Regulation. Comments are still being submitted for this proposed rule, and the substance of both the comments and any revisions to the later-issued final rule setting forth minimum staffing requirements may influence the effect that this rule has on our business and its financial performance. Any implementation of this proposed rule, however, is likely to increase demand for labor, including skilled caregivers, increase our costs, and may adversely affect our financial performance.

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

In addition, our affiliated facilities are required to operate in compliance with applicable fire and safety regulations, building codes and other land use regulations and food licensing or certification requirements as they may be adopted by governmental agencies and bodies from time to time. Like other healthcare facilities, our affiliated SNFs are subject to periodic surveys or inspections by governmental authorities to assess and assure compliance with regulatory requirements. Surveys occur on a regular (often annual or biannual) schedule, and special surveys may result from a specific complaint filed by a patient, a family member or one of our competitors. We may be required to make substantial capital expenditures to comply with these requirements.
We depend largely upon reimbursement from third-party payors, and our revenue, financial condition and results of operations could be negatively impacted by any changes in the acuity mix of patients in our affiliated facilities as well as payor mix and payment methodologies.

Our revenue is affected by the percentage of the patients of our operating subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability. We generally receive higher reimbursement rates for high acuity patients, and payors reimburse us at different rates. For the three and nine months ended September 30, 2023, 72.1% and 72.8%, of our revenue was provided by government payors that reimburse us at predetermined rates, respectively. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our operating subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

We are subject to potential lawsuits under the FCA and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare or Medicaid) or other payor. Under the qui tam or "whistleblower" provisions of the FCA, a private individual with knowledge of fraud or potential fraud may bring a claim on behalf of the federal government and receive a percentage of the federal government's recovery. Due to these whistleblower incentives, qui tam lawsuits have become more frequent. For example, and despite the decision of the DOJ to decline to participate in litigation based on the subject matter of its CID issued on May 31, 2018, the involved qui tam relator has moved forward with the lawsuit and is pursuing claims that we allegedly violated the FCA and/or the AKS. We are vigorously defending this lawsuit, but the costs of defense may be significant given the nature of the allegations and the date range contemplated by the complaint.

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

Through these internal inquiries, we have identified potential deficiencies in the assessment of and recordkeeping for small subsets of patients. We have assisted in implementing, targeted improvements in the assessment and recordkeeping practices to make them consistent with the existing standards and policies applicable to our affiliated SNFs. We continue to monitor the measures implemented for effectiveness and perform follow-up reviews to ensure compliance. Consistent with healthcare industry accounting practices, we record any charge for refunded payments against revenue in the period in which the claim adjustment becomes known.

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
During the nine months ended September 30, 2023, we expanded our operations and real estate portfolio through a combination of long-term leases and real estate purchases, with the addition of 24 stand-alone skilled nursing operations. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our acquisitions, and our business may suffer.
In undertaking acquisitions, we may be adversely impacted by costs, liabilities and regulatory issues that may adversely affect our operations.

In undertaking acquisitions, we also may be adversely impacted by unforeseen liabilities attributable to the prior providers who operated those facilities, against whom we may have little or no recourse. Many facilities we have historically acquired were underperforming financially and had clinical and regulatory issues prior to and at the time of acquisition. Even where we have improved operating subsidiaries and patient care at facilities that we have acquired, we still may face post-acquisition regulatory issues related to pre-acquisition events. These may include, without limitation, payment recoupment related to our predecessors' prior noncompliance, the imposition of fines, penalties, operational restrictions or special regulatory status. Further, we may incur post-acquisition compliance risk due to the difficulty or impossibility of immediately or quickly bringing non-compliant facilities into full compliance. Diligence materials pertaining to acquisition targets, especially the underperforming facilities that often represent the greatest opportunity for return, are often inadequate, inaccurate or impossible to obtain, sometimes requiring us to make acquisition decisions with incomplete information. Despite our due diligence procedures, facilities that we have acquired or may acquire in the future may generate unexpectedly low returns, may cause us to incur substantial losses, may require unexpected levels of management time, expenditures or other resources, or may otherwise not meet a risk profile that our investors find acceptable.

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

In July 2023, CMS revised the nursing-home level exclusion criteria used on the administrator turnover measure, adding information regarding its calculation of the staff turnover measure and publishing an updated ratings table, which identifies the points needed for each nursing facility to obtain certain star ratings within its state. This change made it more competitive to obtain a five-star rating, and more difficult to maintain such a rating once achieved. Only 10% of nursing facilities can receive a five-star rating in the state where it operates. The July 2023 change also increases the pressure on our independent operating subsidiaries to obtain a smaller number of available five-star ratings, as lower ratings may make it more difficult to attract prospective residents to receive our services.

In September 2023, CMS announced that it will update the staffing level case-mix adjustment methodology and freeze four of the quality measures used in the Nursing Home Five-Star Quality Rating System beginning with the April 2024 refresh of the Nursing Home Compare website data. In July 2024, CMS will change the staffing case-mix adjustment methodology to a model based on PDPM. The Nursing Home Compare website will then begin posting staffing level measures that use this methodology. CMS will revise the staffing rating thresholds to maintain the same distribution of points for staffing measures that will be affected by this freeze and replacement. Further, CMS will penalize SNFs that submit erroneous data, or fail to submit data, by awarding them the lowest possible rating on that measure. We may be significantly affected if any of our independent operating subsidiaries fail to submit information for the MDS in 2024, or if CMS deems their MDS submissions to be erroneous. In addition to the uncertainty created by coming changes to CMS’s five-star ratings that currently are unknown, the potential negative consequences of freezing unfavorable data may adversely affect our star rating and negatively impact our ability to attract residents.

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
•insurers choose to stop operating or offering policies in certain states due to changes in economic conditions or laws;
•insurers tighten underwriting standards applicable to us or our industry; or
•insurers or reinsurers are unable or unwilling to insure us or the industry at historical premiums and coverage levels.

If any of these potential circumstances were to occur, our insurance carriers may cancel or not renew our policies, or require us to significantly increase our self-insured retention levels or pay substantially higher premiums for the same or reduced coverage for insurance, including workers compensation, property and casualty, automobile, employment practices liability, directors and officers liability, employee healthcare and general and professional liability coverages.

In some states, the law prohibits or limits insurance coverage for the risk of punitive damages arising from professional liability and general liability claims or litigation. Other states where we operate have experienced a withdrawal of insurers from the marketplace due to prior losses, or are at risk of insurers leaving the market due to changes in the law that make it difficult for those insurers to operate within the state. Coverage for punitive damages is also excluded under some insurance policies. As a result, we may be liable for punitive damage awards in these states that either are not covered or are in excess of our insurance policy limits. Claims against us, regardless of their merit or eventual outcome, could also inhibit our ability to attract patients or expand our business and could require our management to devote time to matters unrelated to the day-to-day operation of our business.

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

Our affiliated facilities located in Arizona, California, and Texas account for the majority of our total revenue. As a result of this concentration, the conditions of local economies, changes in governmental rules, presence and participation of insurers, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our revenue, costs and results of operations. Moreover, since over 24% of our affiliated facilities are located in California, we are particularly susceptible to revenue loss, cost increase or damage caused by natural disasters such as electrical power shortages, fires, earthquakes or mudslides, or increased liabilities that may arise from regulations as discussed within Item 2., under Government Regulation.

In addition, our affiliated facilities in Iowa, Nebraska, Kansas, South Carolina, Washington and Texas are more susceptible to revenue loss, cost increases or damage caused by natural disasters including hurricanes, tornadoes and flooding. These acts of nature may cause disruption to us, the employees of our operating subsidiaries and our affiliated facilities, which could have an adverse impact on the patients of our operating subsidiaries and our business. In order to provide care for the patients of our operating subsidiaries, we are dependent on consistent and reliable delivery of food, pharmaceuticals, utilities and other goods to our affiliated facilities, and the availability of employees to provide services. If the delivery of goods or the ability of employees to reach our affiliated facilities were interrupted in any material respect due to a natural disaster or other reasons, it would have a significant impact on our affiliated facilities and our business. Furthermore, the impact, or impending threat, of a natural disaster may require that we evacuate one or more facilities, which would be costly and would involve risks, including potentially fatal risks, for the patients. The impact of disasters and similar events is inherently uncertain. Such events could harm the patients and employees of our operating subsidiaries, severely damage or destroy one or more of our affiliated facilities, harm our business, reputation and financial performance, or otherwise cause our business to suffer in ways that we currently cannot predict.
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

As of September 30, 2023, we leased 213 of our 295 affiliated facilities. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.

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

Our Credit Facility has a borrowing capacity of up to $600.0 million in aggregate principal amount. As of September 30, 2023 and through the filing date of this report, we had no outstanding borrowings under our Credit Facility. Twenty-three of our subsidiaries have mortgage loans insured with the Department of Housing and Urban Development (HUD) for an aggregate amount of $151.1 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The terms of the mortgage loans range from 25- to 35-years.

We also have one outstanding promissory note with an aggregate principal amount of approximately $2.3 million as of September 30, 2023. The term of the note is 12 years. Because this mortgage loan is insured with HUD, our borrower subsidiary under the loan is subject to HUD oversight and periodic inspections.

In addition, we had $2.7 billion of future operating lease obligations as of September 30, 2023. We intend to continue financing our operating subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

Because our term loans, promissory note, bonds, mortgages and lease obligations are fixed expenses and secured by specific assets, and because our revolving loan obligations are secured by virtually all of our assets, if reimbursement rates, patient acuity mix or occupancy levels decline, or if for any reason we are unable to meet our loan or lease obligations, we may not be able to cover our costs and some or all of our assets may become at risk. Our ability to make payments of principal and interest on our indebtedness and to make lease payments on our operating leases depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operating subsidiaries, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt or to make lease payments on our operating leases, we may be required, among other things, to seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets, reduce or delay planned capital expenditures or delay or abandon desirable acquisitions. Such measures might not be sufficient to enable us to service our debt or to make lease payments on our operating leases. The failure to make required payments on our debt or operating leases or the delay or abandonment of our planned growth strategy could result in an adverse effect on our future ability to generate revenue and sustain profitability. In addition, any such financing, refinancing or sale of assets might not be available on terms that are economically favorable to us, or at all.
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

We lease 30 of our properties to third party operators. In the future, we might expand our leasing property portfolio to additional tenants. We have very limited control over the success or failure of our tenants’ and operators’ businesses and, at any time, a tenant or operator may experience a downturn in its business that weakens its financial condition. If that happens, the tenant or operator may fail to make its payments to us when due. Although our lease agreements give us the right to exercise certain remedies in the event of default on the obligations owing to us, we may determine not to do so if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches.

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
We rely significantly on appropriate referrals from hospitals, physicians, and other healthcare providers in the communities in which we deliver our services to attract appropriate residents and patients to our affiliated facilities. Our referral sources are not obligated to refer business to us and may refer business to other healthcare providers. We believe many of our referral sources refer business to us as a result of the quality of our patient care and our efforts to establish and build a relationship with our referral sources. If we lose, or fail to maintain, existing relationships with our referral resources, fail to develop new relationships, or if we are perceived by our referral sources as not providing high quality patient care, our occupancy rate and the quality of our patient mix could suffer. In addition, if any of our referral sources have a reduction in patients whom they can refer due to a decrease in their business, our occupancy rate and the quality of our patient mix could suffer.
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

Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including U.S. treasury securities. As a result of the uncertain domestic and global political, economic, credit and financial market conditions, including the significant increases in the federal funds rate since 2021, an increase in the Consumer Price Index of 7% in 2022, which has continued at a slightly slower rate in 2023 that still exceeds target inflation, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Given that future deterioration in the U.S. and global credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our cash, cash equivalents, or investments will not occur. Uncertainty surrounding the trading market for U.S. government securities or impairment of the U.S. government's ability to satisfy its obligations under such treasury securities could impact the liquidity or valuation of our current portfolio of cash, cash equivalents, and investments, a substantial portion of which were invested in U.S. treasury securities. Further, continued domestic and international political uncertainty, along with credit, and financial market uncertainty, may make it difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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

Standard Bearer currently operates, and intends to continue to operate, in a manner that allows it to qualify to be taxed as a REIT for U.S. federal income tax purposes. Standard Bearer elected to be taxed as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2022.

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

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (Treasury). Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect Standard Bearer's investors or Standard Bearer. We cannot predict how changes in the tax laws, including any tax reform called for by the current presidential administration, might affect Standard Bearer or its investors. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect its ability to qualify to be taxed as a REIT or the U.S. federal income tax consequences to Standard Bearer or its investors of such qualification. For instance, the Tax Cuts and Jobs Act (TCJA) significantly changed the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their shareholders. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or any future law changes on REITs or their shareholders. Changes to the U.S. federal tax laws and interpretations thereof, whether under the TCJA or otherwise, could adversely affect an investment in our stock.

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

Even if Standard Bearer remain qualified for taxation as a REIT, it may be subject to certain U.S. federal, state, and local taxes on its income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes. For example, Standard Bearer may hold some of its assets or conduct certain of its activities through one or more taxable REIT subsidiaries (each, a TRS) or other subsidiary corporations that will be subject to U.S. federal, state, and local corporate-level income taxes as regular C corporations. In addition, it may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s-length basis. Any of these taxes would decrease cash available for distribution to its shareholders.

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

Item 5.         OTHER INFORMATION

Rule 10b5-1 Plan Elections

Spencer W. Burton, President & Chief Operations Officer, entered into a Rule 10b5-1 trading arrangement on September 12, 2023 (the "Rule 10b5-1 Plan"). Mr. Burton's 10b5-1 Plan provides for the potential exercise of vested stock options and the associated sale of up to 8,280 shares of the Company's common stock between December 14, 2023 and August 30, 2024. Pursuant to the 10b5-1 Plan, Mr. Burton may also make a gift of up to 2,380 shares of the Company's common stock starting on December 14, 2023.

This Rule 10b5-1 trading arrangement was entered into during an open trading window and is intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) under the Securities Exchange Act of 1934, as amended, and the Company's policies regarding transactions in Company securities.

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

THE ENSIGN GROUP, INC.

October 25, 2023	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer, Executive Vice President and Director (Principal Financial Officer and Accounting Officer and Duly Authorized Officer)