Form 10-K
period 2023-12-31
ENSIGN GROUP, INC
filed 2024-02-01
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2023.
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
Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐	Yes	☐	No
whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section-404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.	☑	Yes	☐	No
If securities are registered pursuant to Section 12(b) of the Act, whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.	☐	Yes	☑	No
whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).	☐	Yes	☑	No
whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☐	Yes	☑	No
As of June 30, 2023, the aggregate market value of the Registrant's Common Stock held by non-affiliates was:
Common Stock	$3,156,373,000
The aggregate market value of Common Stock was computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter. Shares of Common Stock held by each executive officer, director and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded (in the amount of $2,014,396,000) in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 29, 2024, 56,665,741 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Form 10-K incorporates information by reference from the Registrant's definitive proxy statement for the Registrant's 2024 Annual Meeting of Stockholders to be filed within 120 days after the close of the fiscal year covered by this annual report.

THE ENSIGN GROUP, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

As used in this Annual Report on Form 10-K, the words, "Ensign," "Company," “we,” “our” and “us” refer to The Ensign Group, Inc. and its consolidated subsidiaries. All of our independent subsidiaries, the Service Center (defined below) and our wholly-owned captive insurance subsidiary (the Captive Insurance) and captive real estate investment trust called Standard Bearer Healthcare REIT, Inc. (Standard Bearer) are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. References herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar terms in this Annual Report on Form 10-K are not meant to imply, nor should it be construed as meaning, that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the subsidiaries are operated by The Ensign Group.

The Ensign Group, Inc. is a holding company with no direct operating assets, employees or revenues. In addition, certain of our wholly-owned independent subsidiaries, collectively referred to as the Service Center, provide centralized accounting, payroll, human resources, information technology, legal, risk management and other centralized services to the other independent subsidiaries through contractual relationships with such subsidiaries. The Captive Insurance provides some claims-made coverage to our independent subsidiaries for general and professional liability, as well as for certain workers' compensation insurance liabilities. Standard Bearer owns and manages our real estate business.

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

PART I.
ITEM 1. BUSINESS
Founded in 1999, The Ensign Group, Inc. ("Ensign") is a holding company with independent subsidiaries that provide skilled nursing, senior living and rehabilitative services, as well as other ancillary businesses (including mobile diagnostics and medical transportation), in 13 states. As part of our investment strategy, we also acquire, lease and own healthcare real estate to service the post-acute care continuum through acquisition and investment opportunities in healthcare properties. For the year ended December 31, 2023, we generated approximately 96.0% of our revenue from our skilled nursing facilities. The remainder of our revenue is primarily generated from our real estate properties, senior living services and other ancillary services.
OPERATIONS
Overview
As of December 31, 2023, we offered skilled nursing, senior living and rehabilitative care services through 297 skilled nursing and senior living facilities. Of the 297 facilities, we operated 214 facilities under long-term lease arrangements and have options to purchase 11 of those 214 facilities. Our real estate portfolio includes 113 owned real estate properties, which included 83 facilities operated and managed by us, 30 operations leased to and operated by third-party operators, and the Service Center's California location. Of the 30 real estate operations leased to third-party operators, one senior living facility is located on the same real estate property as a skilled nursing facility that we own and operate.
Our Unique Approach and Structure
The name "Ensign" is synonymous with a "flag" or a "standard" and refers to our goal of setting the standard by which all others in our industry are measured. We believe that through our efforts and leadership, we can foster a new level of patient care and professional competence at our independent subsidiaries, and set a new industry standard for each patient we service. We view healthcare services primarily as a local business. We believe our success is largely driven by our proven ability to build strong relationships with key stakeholders in local healthcare communities, in part, by leveraging our reputation for providing superior care. Accordingly, our brand strategy and organizational structure promotes the empowerment of local leadership and staff to make their facility the “operation of choice” in their community. This is accomplished by allowing local leadership to discern and address the unique needs and priorities of healthcare professionals, customers and other stakeholders in the local community or market, and then work to create a superior service offering for, and reputation in, their particular community. This local empowerment is unique within the healthcare services industry.
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
We organize our independent subsidiaries into portfolio companies, which we believe has enabled us to maintain a local, field-driven organizational structure, attract additional qualified leadership talent, and to identify, acquire, and improve operations at a generally faster rate. Each of our portfolio companies has its own leader. These leaders, who are generally taken from the ranks of operational CEOs, serve as leadership resources within their own portfolio companies, and have the primary responsibility for recruiting qualified talent, finding potential acquisition targets, and identifying other internal and external growth opportunities. We believe this organizational structure has improved the quality of our recruiting and will continue to facilitate successful acquisitions.
Since we spun-off our owned real estate properties into a public real estate investment trust (REIT) in 2014, we have continued to expand our real estate portfolio. Following the real estate spin-off, we have acquired and currently own 113 real estate properties, including 30 real estate properties that are leased to a third parties under triple-net long-term leases. We manage and operate the remaining real estate properties, including the Service Center's California location. We are committed to growing our real estate portfolio, which we believe will further enhance our earnings and maximize long-term shareholder value.

To continue with our growth strategy on our real estate portfolio, in January 2022, we formed Standard Bearer. Standard Bearer owns and manages our real estate business. The REIT structure allows us to better demonstrate the growing value of our owned real estate and provide us with an efficient vehicle for future acquisitions of properties that could be operated by our independent subsidiaries or other third parties. We believe this structure gives us new pathways to growth with transactions we would not have considered in the past. Standard Bearer elected to be taxed as a REIT, for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2022. The real estate portfolio in Standard Bearer consists of 108 of our 113 owned real estate properties. During the year ended December 31, 2023, Standard Bearer acquired the real estate of three stand-alone skilled nursing facilities and two campus operations. Of these additions, the three skilled nursing facilities and one campus operation acquired are operated by the Company's independent subsidiaries. The remaining campus operation is leased to a third-party operator. For further details on the Standard Bearer REIT, refer to Note 6, Standard Bearer, in Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.
SEGMENTS
We have two reportable segments: (1) skilled services, which includes the operation of skilled nursing facilities and rehabilitation therapy services and (2) Standard Bearer, which is comprised of select properties owned by us through our captive REIT and leased to skilled nursing and senior living operations, including our own independent subsidiaries and third-party operators.
We also report an “all other” category that includes operating results from our senior living operations, mobile diagnostics, transportation, other real estate and other ancillary operations. These businesses are neither significant individually, nor in aggregate, and therefore do not constitute a reportable segment. Our Chief Executive Officer, who is our chief operating decision maker, or CODM, reviews financial information at the operating segment level. We have presented our segment results in this Annual Report on Form 10-K on a comparative basis to conform to the segment structure. For more information about our operating segments, as well as financial information, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8, Business Segments of the Notes to the Consolidated Financial Statements.
Skilled Services
As of December 31, 2023, our skilled nursing companies provided skilled nursing care at 286 operations, with 30,602 operational beds, in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. We provide short and long-term nursing care services for patients with chronic conditions, prolonged illness, and the elderly. Our residents are often high-acuity patients that come to our facilities to recover from strokes, cardiovascular and respiratory conditions, neurological conditions, joint replacements, and other muscular or skeletal disorders. We use interdisciplinary teams of experienced medical professionals to provide services prescribed by physicians. These medical professionals provide individualized comprehensive nursing care to our short-stay and long-stay patients. Many of our skilled nursing facilities are equipped to provide specialty care, such as on-site dialysis, ventilator care, cardiac and pulmonary management. We also provide standard services such as room and board, special nutritional programs, social services, recreational activities, entertainment, and other services. We are dedicated to ensuring our residents are happy, comfortable, and motivated to achieve their health goals through the provision of quality care. We generate our skilled services revenue from Medicaid, Medicare, managed care, commercial insurance, and private pay. During the year ended December 31, 2023, approximately 46.9% and 27.5% of our skilled services revenue was derived from Medicaid and Medicare programs, respectively.
Standard Bearer
We engage in the acquisition and leasing of skilled nursing and senior living properties. We generate rental revenue primarily by leasing post-acute care properties we acquired to healthcare operators under triple-net lease arrangements, whereby the tenant is solely responsible for the costs related to the property, including property taxes, insurance and maintenance and repair costs, subject to certain exceptions. As of December 31, 2023, our real estate portfolio within Standard Bearer is comprised of 108 real estate properties located in Arizona, California, Colorado, Idaho, Kansas, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. Of these properties, 79 are leased to our independent subsidiaries and 30 are leased to operations wholly-owned and managed by third-party operators. Of the 30 real estate operations leased to third-party operators, one senior living operation is located on the same real estate property as a skilled nursing facility that we own and operate. During the year ended December 31, 2023, we generated rental revenues of $82.5 million, of which $66.7 million was derived from our independent subsidiaries, and therefore eliminated in consolidation.

Other
Revenue from our senior living operations, mobile diagnostics, transportation, other real estate and other ancillary operations comprise approximately 4.2% of our annual revenue.

Senior Living — As of December 31, 2023, we had an aggregate of 3,121 senior living units across 38 operations, of which 27 were located on the same site location as our skilled nursing care operations. Our senior living communities located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Texas, Utah and Washington, provide residential accommodations, activities, meals, housekeeping and assistance in the activities of daily living to seniors who are independent or who require some support, but not the level of nursing care provided in a skilled nursing operation. Our independent living units are non-licensed independent living apartments in which residents are independent and require no support with the activities of daily living.
Our senior living operations comprise approximately 2.0% of our annual revenue. We generate revenue at these units primarily from private pay sources, with a small portion derived from Medicaid or other state-specific programs. Specifically, during the year ended December 31, 2023, approximately 60.7% of our senior living revenue was derived from private pay sources.
Ancillary — As of December 31, 2023, we held a majority membership interest of ancillary operations located in Arizona, California, Colorado, Idaho, Texas, Utah and Washington. We have invested in and are exploring new business lines that are complementary to our existing skilled services and senior living services. These new business lines consist of mobile ancillary services, including digital x-ray, ultrasound, electrocardiograms, sub-acute services, dialysis, respiratory, long-term care pharmacy and patient transportation to people in their homes or at long-term care facilities. To date, these businesses were not meaningful contributors to our operating results.
GROWTH

We have an established track record of successful acquisitions. Much of our historical growth can be attributed to implementing our expertise in acquiring real estate or leasing both under-performing and performing post-acute care operations and transforming them into market leaders in clinical quality, staff competency, employee loyalty and financial performance. With each acquisition, we apply our core operating expertise to improve these operations, both clinically and financially. In years where pricing has been high, we have focused on the integration and improvement of our existing independent subsidiaries while limiting our acquisitions to strategically situated properties.

From January 1, 2013 through December 31, 2023, we acquired 238 facilities, which added 20,485 operational skilled nursing beds and 4,803 senior living units to our independent subsidiaries, including the operations that were contributed in the spin-off to Pennant Group, Inc. (Pennant) in 2019. The following table summarizes cumulative skilled nursing and senior living operations, operational skilled nursing beds and senior living unit counts at the end of 2013 and each of the last five years to reflect our growth over a ten-year period and five-year period as a result of the acquisition of these facilities:

	December 31,
	2013(2)	2019(1)	2020	2021	2022	2023
Cumulative number of skilled nursing and senior living operations	119	223	228	245	271	297
Cumulative number of operational skilled nursing beds	10,949	22,625	23,172	25,032	28,130	30,602
Cumulative number of senior living units	1,968	2,154	2,254	2,237	3,021	3,121
(1) Number of operational beds and number of operations for 2019 include operational beds and operations that we no longer operated. The number of operations and operational beds do not include the closed facilities beginning in the year of their closures.
(2) Included in the 2013 number of operational units and number of operations are the operational units and senior living operations that we contributed to Pennant in 2019. In 2019 and forward, the number of operations and operational units do not include operations transferred to Pennant.
We have also invested in new business lines that are complementary to our existing businesses, such as ancillary services. We plan to continue to grow our revenue and earnings by:

•continuing to grow our talent base and develop future leaders;

•increasing the overall percentage or “mix” of higher acuity patients;

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
OPERATION EXPANSIONS
During the year ended December 31, 2023, we expanded through a combination of long-term leases and real estate purchases, with the addition of 25 stand-alone skilled nursing operations and one campus operation. Of these additions, Standard Bearer acquired the real estate of three of the stand-alone skilled nursing operations and one campus operation, which were leased back to Ensign's independent subsidiaries. These new operations added a total of 2,483 operational skilled nursing beds and 94 operational senior living units to be operated by our independent subsidiaries. Additionally, we invested in new ancillary services that are complementary to our existing businesses.
Subsequent to December 31, 2023, we expanded through a long-term lease, with the addition of two stand-alone skilled nursing operations totaling 241 operational skilled nursing beds to be operated by our independent subsidiaries, including one in a new state, Tennessee.
For further discussion of our acquisitions, see Note 7, Operation Expansions in the Notes to the Consolidated Financial Statements.
QUALITY OF CARE MEASURES
Improvement in Acquired Facilities — The Five-Star Quality Rating System introduced by the Centers for Medicare and Medicaid Services (CMS) intends to help consumers, their families and caregivers compare nursing homes more easily. The Five-Star Quality Rating System gives each skilled nursing operation a rating between one and five stars in various categories including health inspections, staffing and quality measures (QM). We have a strong history of quickly improving the quality of care in the facilities we acquire. Thus, as new assessments are conducted post-acquisition, the star ratings see consistent improvement. At the time of acquisition, the majority of our facilities have 1 and 2-Star ratings.
Over the last few years, CMS has modified the star rating requirements. These changes have been significant and made it more difficult to achieve a 4 or 5-Star rating, resulting in certain skilled nursing operations losing stars in their "Quality" and "Staffing" ratings, which negatively impacted the "Overall" ratings. Nevertheless, we continue to demonstrate strong performance in the Five-Star Quality Rating System. We believe compliance and quality outcomes are precursors to outstanding financial performance. Thus, we strive to aggressively increase quality and compliance in every facility we acquire, and to adjust our overall policies to adapt to CMS’s changing criteria for the Five-Star Quality Rating System.
On October 1, 2023, a significant change impacting the QM category was a shift in focus from a resident's functional status to their functional abilities and goals, commonly referred to as the Minimum Data Set (MDS) Section G to Section GG. The transition will result in numerous QM modifications and changes which will impact the Five-Star rating. As part of this change, starting in April 2024, CMS will freeze the associated new and modified quality measures as part of the transition on the Nursing Home Compare website. Starting in October 2024, CMS will replace the short-stay functionality QM with the new cross-setting functionality QM, which is used in the SNF Quality Reporting Program (QRP). The remaining three measures will continue to be frozen until January 2025 while the data for the equivalent measures are collected. Therefore, the predictability and movement in the QM ratings during 2024 will not necessarily be consistent with our current quality performance. In addition, what and how we are measuring the QM will not be consistent with the historical practice and accordingly will be not comparable. Therefore, depending on the changes, we may experience periods of time where the number of facilities with 4 or 5-Star ratings decline.

The table below summarizes the number of our facilities with 4 and 5-Star ratings since 2019:

	As of December 31,
	2019	2020	2021	2022	2023
4 and 5-Star Quality Rated skilled nursing facilities	102	116	114	113	134

Above-Average Ratings — Additionally, despite the fact that Ensign’s acquisition of facilities with 1 or 2-Star ratings skews our company-wide ratings, our mean score on the Five-Star Quality Rating System is 65.4%, which exceeds the national average score of 57.2%. Our average cycle 1 health inspections for all of our facilities, which is based on the latest inspections, is 7.9% better than the national average.
INDUSTRY TRENDS
The post-acute care industry has evolved to meet the growing demand for post-acute and custodial healthcare services generated by an aging population, increasing life expectancies and the trend toward shifting patient care to lower cost settings. The industry has evolved in recent years, which we believe has led to a number of favorable improvements in the industry, as described below:
•Shift of Patient Care to Lower Cost Alternatives — The growth of the senior population in the U.S. continues to increase healthcare costs, often faster than the available funding from government-sponsored healthcare programs. In response, federal and state governments have adopted cost-containment measures that encourage the treatment of patients in more cost-effective settings such as skilled nursing facilities, for which the staffing requirements and associated costs are often significantly lower than acute care hospitals and other post-acute care settings. As a result, skilled nursing facilities are generally serving a larger population of higher acuity patients than in the past.
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
•Value-based Care and Reimbursement Reform — In response to rising healthcare spending in the United States, commercial, government and other payors are generally shifting away from fee-for-service (FFS) payment models towards value-based models, including risk-based payment models that tie financial incentives to quality, efficiency and coordination of care. We believe that patient-centered outcomes driven reimbursement models will continue to grow in prominence. Many of our operations already receive value-based payments, and as valued-based payment systems continue to increase in prominence, it is our view that our strong clinical outcomes will be increasingly rewarded.

A significant goal of U.S. federal health care reform is to transform the delivery of health care by changing reimbursement to reflect and support a focus on equity, payment for value, and efficacious delivery of person-centered care. Reimbursement models and demonstrations that increase accountability and provide financial incentives to encourage efficiency, affordability, and high-quality care, have been developed and implemented by government and commercial third-party payers. Special focus is placed on increasing the number of beneficiaries in care relationships with accountability for quality and total cost of care, improvements in care coordination, reducing inequities at the population level, and supporting care innovation to close care gaps and increase access. The most prominent value-based models designed to accomplish these aims include Accountable Care Models (e.g., MSSP ACOs, ACO REACH) and Disease-Specific & Episode-Based Models (e.g., BPCI Advanced, GUIDE Model, CJR). These models, alongside State & Community, Statutory, and Health Plan Models, are aimed at alignment across payers and care settings, leveraging effective clinical tools, outcomes-focused payment approaches, and stakeholder-led policy development. Reimbursement methodology reform includes Value-Based Purchasing (VBP), in which a portion of provider reimbursement is redistributed based on relative performance, or improvement on designated economic, clinical quality and patient satisfaction metrics. These reimbursement methodologies and similar programs are likely to continue and expand, both in government and commercial health plans. Many of our operations already participate in value-based initiatives and models. With our focus on quality care and strong clinical outcomes, Ensign is well-positioned to benefit from these outcome-based payment models.
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
Our business is affected by seasonal fluctuations in occupancy and acuity which are most prominent when comparing the summer and winter months of the calendar year.
REVENUE SOURCES

We derive revenue primarily from the Medicaid and Medicare programs, managed care and commercial insurance payors and private pay patients. The majority of our revenue is derived from skilled nursing, which is highly dependent upon the Medicaid and Medicare programs. Thus, any changes to payment models, reimbursements and budgets impact our revenue, some positively and some negatively. A detailed discussion of the regulatory framework impacting our business is found in the Government Regulation section below. See also, Item 1A., Risk Factors.
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

Approximately 87.2% of our Medicaid revenue comes from Arizona, California, Colorado, Texas, Utah and Washington. In California, the state enacted legislation expanding their Medicaid program, which in recent years has continued to see budget increases, but will see Medicaid spending decrease in the 2023-2024 period. It is projected that California General Fund spending on California Medicaid will be $225.9 billion for the 2023-2024 budget year, which is a decrease of 3.7% from its 2022-2023 budget estimate. California also estimates that the 2024-2025 budget year's Medicaid spending will decrease by $0.4 billion to $36.6 billion. Over the longer term, however, California expects its Medicaid spending to increase, reaching more than $43 billion by the 2027-2028 budget year. Texas is one of the remaining states that has not expanded Medicaid under the Affordable Care Act. Texas lawmakers have, in the past, underfunded Medicaid, requiring an infusion of state and federal funds. Funding for the 2023-2024 Texas biennium includes approximately $144.0 billion in general revenue funds, which is an increase of 10.5% in general funds from the 2022-2023 biennium amounts. In Arizona, the state enacted legislation expanding their Medicaid program in 2013, but has seen decreased Medicaid enrollments in recent years. Their 2023 budget for the state Medicaid program included $16.8 billion from the general fund, a decrease of 2.8% from the 2022. The 2024 budget is expected to increase by 2.0% from 2023 to $17.8 billion. In Utah, the fiscal year 2022 Medicaid spending was $4.6 billion and the state’s budget for 2023 fiscal year Medicaid spending, which will continue into 2024, is expected to be similar.

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
The following charts sets forth our total service revenue by payor source generated by our consolidated operations and skilled services segment as a percentage of total revenue for the year ended December 31, 2023 and 2022, respectively:

CONSOLIDATED SERVICE REVENUE BY PAYOR

SKILLED SERVICES REVENUE BY PAYOR
Payor Sources as a Percentage of Skilled Services — The following table sets forth our percentage of skilled nursing patient days by payor source:

	Year Ended December 31,
	2023	2022
Percentage of Skilled Nursing Days:
Medicare	12.3%	13.5%
Managed care	13.0	13.1
Other skilled	5.1	5.2
SKILLED MIX	30.4	31.8
Private and other payors	11.0	10.3
Medicaid	58.6	57.9
TOTAL SKILLED NURSING	100.0%	100.0%

REIMBURSEMENT FOR SPECIFIC SERVICES

Reimbursement for Skilled Services — Skilled nursing facility revenue is primarily derived from Medicaid, Medicare, managed care and private payors. Our skilled nursing operations provide Medicaid-covered services to eligible individuals consisting of nursing care, room and board and social services. In addition, states may, at their option, cover other services such as physical, occupational and speech therapies.

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
RENTAL REVENUE

Rental revenue from third-party rental property tenants — Standard Bearer's owned properties are leased pursuant to non-cancelable operating leases, generally with an initial term of 10 to 20 years. All of the leases for post-acute care healthcare properties contain renewal options. The leases provide for fixed minimum base rent during the initial and renewal periods. Standard Bearer's leases contain provisions for specified annual increases over the rents of the prior year and those increases are generally calculated based on the Consumer Price Index.

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

Rental revenue from our independent subsidiaries — Rental revenue from our independent subsidiaries is based on mutually agreed-upon base rents that are subject to change from time to time. Intercompany revenue is eliminated in consolidation, along with the corresponding intercompany rent expenses of the related healthcare facilities.
COMPETITION

The post-acute care industry is highly competitive, and we expect that the industry will become increasingly competitive in the future. The industry is highly fragmented and characterized by numerous local and regional providers, in addition to large national providers that have achieved geographic diversity and economies of scale. Our independent subsidiaries also compete with inpatient rehabilitation facilities and long-term acute care hospitals. Increasingly, we are competing with home health and community-based providers who have developed programs designed to provide services to seniors outside a facility-based setting, potentially decreasing the time they need the higher level of care provided in a skilled nursing facility. Competitiveness may vary significantly from location to location, depending upon factors such as the number of competing facilities, availability of services, expertise of staff, and the physical appearance and amenities of each location. We believe that the primary competitive factors in the post-acute care industry are:

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

 Experienced and Dedicated Employees — We believe that our independent subsidiaries' employees are among the best in their respective industries. We believe each of our independent subsidiaries is led by an experienced and caring leadership team, including dedicated front-line care staff, who participates daily in the clinical and operational improvement of their individual operations. We have been successful in attracting, training, incentivizing and retaining a core group of outstanding business and clinical leaders to spearhead our independent subsidiaries. These leaders operate as separate local businesses. With broad local control, these talented leaders and their care staffs are able to quickly meet the needs of their patients and residents, employees and local communities, without waiting for permission to act or being bound to a “one-size-fits-all” corporate strategy.

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

 Staff and Leadership Development — We have a company-wide commitment to ongoing education, training and professional development. Accordingly, our operational leaders participate in regular training. Most participate in training sessions at Ensign University, our in-house educational system. Other training opportunities are generally offered via on-demand training tools, including podcasts. In addition, we offer weekly cultural and interactive educational topics including leadership development, our values, updates on Medicaid and Medicare billing requirements, updates on new regulations or legislation, infection control, emerging healthcare service alternatives and other relevant clinical, business and industry specific coursework. Additionally, we encourage and provide ongoing education classes for our clinical staff to maintain licensing and increase the breadth of their knowledge and expertise. We believe that our commitment to, and substantial investment in, ongoing education will further strengthen the quality of our operational leaders and staff, and the quality of the care they provide to our patients and residents.

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

As of December 31, 2023, we have expanded to 297 facilities with an aggregate of 30,602 operational skilled nursing beds and 3,121 senior living units, through both long-term leases and real estate purchases. We believe our experience in acquiring these operations and our demonstrated success in significantly improving their operations enables us to consider a broad range of acquisition targets. In addition, we believe we have developed expertise in transitioning newly acquired operations to our unique organizational culture and systems, which enables us to acquire operations with limited disruption to patients, residents and operating staff, while significantly improving quality of care. We have also constructed new facilities to target demand, which exists for high-end healthcare facilities when we determine that market conditions justify the cost of new construction in some of our markets.

Successful Real Estate Investment Strategy — As part of our Standard Bearer segment, we maintain a real estate portfolio of long-term healthcare facilities diversified by geographic location and operated by a diverse group of established healthcare providers. We are focused on selectively acquiring real estate properties based on our industry experience and opportunistic strategy, which we believe provides us with greater investment and purchasing opportunities. Due to our credit strength, we have the ability to acquire large portfolios of real estate properties; a portion of which can be managed and operated by our independent subsidiaries and their established healthcare leaders and a portion of which can be leased to third parties.

As of December 31, 2023, our real estate portfolio consists of 113 owned facilities, which include properties leased to and operated by third parties and properties we managed and operated. We believe our real estate investment strategy has allowed us to accumulate a portfolio that aids our healthcare operators in improving performance and generating additional returns through leases with third parties.

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
OUR GROWTH STRATEGY

We believe that the following strategies are primarily responsible for our growth to date, and will continue to drive the growth of our business:

Grow Talent Base and Develop Future Leaders — Our primary growth strategy is to expand our talent base and develop future leaders. A key component of our organizational culture is our belief that strong local leadership is a primary key to the success of each operation. While we believe that significant acquisition opportunities exist, we have generally followed a disciplined approach to growth that permits us to acquire an operation only when we believe, among other things, that we will have qualified leadership for that operation. To develop these leaders, we have a rigorous “CEO-in-Training Program” that attracts proven business leaders from various industries and backgrounds, and provides them the knowledge and hands-on training they need to successfully lead one of our independent subsidiaries. We generally have between 25 and 30 prospective administrators progressing through the various stages of this training program, which is generally much more rigorous, hands-on and intensive than the minimum 1,000 hours of training mandated by the licensing requirements of most states where we do business. Once administrators are licensed and assigned to an operation, they continue to learn and develop in our operational Chief Executive Officer Program (CEO Program), which facilitates the continued development of these talented business leaders into outstanding operational chief executive officers, through regular peer review, our Ensign University and on-the-job training.

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

Focus on Organic Growth and Internal Operating Efficiencies — We plan to continue to grow organically by focusing on increasing patient occupancy within our existing operations. Although some of the facilities we have acquired were in good physical and operating condition, the majority have been clinically and financially troubled, with some facilities having had occupancy rates as low as 30% at the time of acquisition. Additionally, we believe that incremental operating margins on the last 20% of our beds/units are significantly higher than on the first 80%, offering opportunities to improve financial performance within our existing facilities. Our overall occupancy is impacted significantly by the number of facilities acquired and the operational occupancy on the acquisition date. Therefore, consolidated occupancy will vary significantly based on these factors. Our average occupancy rates for our skilled nursing facilities were 78.5% and 75.3% for the years ended December 31, 2023 and 2022, respectively. Our average occupancy rates in 2023 continue to rebound from pandemic levels and as we shift to an endemic, we anticipate the return of our seasonal occupancy and skilled mix. Throughout most of our history, our seasonality trends for skilled nursing occupancy and skilled mix typically included the greatest growth during the first and fourth quarters and softening in the second and third quarters.
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

Add New Facilities and Expand Existing Facilities — One of our growth strategies includes the acquisition of new and existing facilities from third parties and the expansion and upgrade of current facilities. In the near term, we plan to take advantage of the fragmented skilled nursing industry by acquiring operations within select geographic markets and may consider the construction of new facilities. In addition, we have targeted facilities that we believed were performing and operations that were underperforming, where we believed we could improve service delivery, occupancy rates and cash flow. With experienced leaders in place at the community level and demonstrated success in significantly improving operating conditions at acquired facilities, we believe that we are well positioned for continued growth. While the integration of underperforming facilities generally has a negative short-term effect on overall operating margins, these facilities are typically accretive to earnings within 12 to 18 months following their acquisition. For the facilities that we acquired from 2002 through 2023, the aggregate EBITDAR as a percentage of revenue improved from 15.9% during the first full three months of operations to 17.6% during the thirteenth through fifteenth months of operation and to 18.9% during the 45th quarter of operation.
Standard Bearer Portfolio Growth — An important part of our business strategy is to continue to expand and diversify our real estate portfolio through accretive acquisition and investment opportunities in healthcare properties. Our execution of this strategy hinges on our ability to successfully identify, secure and consummate beneficial transactions. We have a proven track record of acquiring properties that we have determined are investment opportunities and develop these into thriving properties that are well-suited for operational purposes. We then use these properties for our skilled nursing or senior living operations, or we lease the properties to other long-term care facility operators. We expect that our REIT structure will allow us to expand our real estate footprint while bringing the best operational practices to our own and other operators in the industry.
HUMAN CAPITAL

At December 31, 2023, we had approximately 35,300 full-time equivalent employees who were employed by our Service Center and our independent subsidiaries. For the year ended December 31, 2023, approximately 60.0% of our total expenses were payroll related. Periodically, market forces, which vary by region, require that we increase wages in excess of general inflation or in excess of increases in reimbursement rates we receive. We believe that we staff appropriately, focusing primarily on the acuity level and day-to-day needs of our patients and residents. In most of the states where we operate, our skilled nursing facilities are subject to state mandated minimum staffing ratios, so our ability to reduce costs by decreasing staff, notwithstanding decreases in acuity or need, is limited and subject to government audits and penalties in some states. We seek to manage our labor costs by improving staff retention, improving operating efficiencies, maintaining competitive wage rates and benefits and reducing reliance on overtime compensation and temporary nursing agency services. The Service Center's Chief Human Capital Officer, together with its Diversity, Equity and Inclusion (DEI) and Environmental, Social and Governance (ESG) Committees, oversee the following human capital initiatives:

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

Diversity and Inclusion — We value diversity in our recruiting, hiring and career development practices. Our commitment is to provide equal opportunity and fair treatment to all individuals based on merit and without discrimination. In 2022, we formed our DEI Committee, a multidisciplinary group led by our Chief Executive Officer, to advance our DEI initiatives throughout the organization.

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

The Heritage Fund and the Heritage Scholarship Fund engage in a mission to enhance the quality of life for seniors in our communities through caring service, fulfilling essential needs and providing education to caregivers. The Heritage Fund helps the caregiver identify specific and practical ways to meet the needs of those under their care. This can help provide a better life, improved experience and greater satisfaction for our aging population. The financial support provided by the Heritage Fund benefits seniors directly. In addition, the Heritage Scholarship Fund helps qualified clinical professionals who may not be able to afford to advance in the field of long-term care. Through grants and scholarships, the fund helps these qualified professionals gain the education needed to advance in the field of senior-focused healthcare. Since 2019, we awarded 191 scholarships to employees in our workforce.

Lastly, the Emergency Fund is a way of passing the hat to help our co-workers whose lives are affected by tragedy. This program is funded for our team members by our team members. All team members can contribute to the fund either through a one-time donation or by recurring payroll deduction. In 2023, approximately 86% of those employed by our independent subsidiaries contributed to the Emergency Fund. In 2023, we distributed approximately $3.2 million in grants to members of our independent subsidiaries. To date, the Emergency Fund has distributed over 14,600 grants totaling almost $15.7 million to members of our independent subsidiaries in their time of need.

For additional information on human capital matters, please see our most recent proxy statement or ESG report, each of which is available on our website at www.ensigngroup.net. For additional information on Elevate Charities, please visit www.elevatecharities.org. The information contained in, or that can be accessed through, either of the foregoing websites does not constitute a part of this Annual Report on Form 10-K.

GOVERNMENT REGULATION
General
Healthcare is an area of extensive and frequent regulatory change. Changes in the law or new interpretations of existing laws may have a significant impact on our revenue, costs and business operations. Our independent subsidiaries that provide healthcare services are subject to federal, state and local laws relating to, among other things, licensure, quality and adequacy of care, physical plant requirements, life safety, personnel and operating policies. In addition, these same subsidiaries are subject to federal and state laws that govern billing and reimbursement, relationships with vendors, business relationships with physicians and workplace protection for healthcare staff. Such laws include (but are not limited to) the Anti-Kickback Statute (AKS), the federal False Claims Act (FCA), the Stark Law and state corporate practice of medicine statutes.

Governmental and other authorities periodically inspect our independent subsidiaries to verify continued compliance with applicable regulations and standards. The operations must pass these inspections to remain licensed under state laws and to comply with Medicare and Medicaid provider agreements and applicable Conditions of Participation. The operations can only participate in these third-party payment programs if inspections by regulatory authorities reveal that the operations are in substantial compliance with applicable state and federal requirements. In the ordinary course of business, federal or state regulatory authorities may issue notices to the operations alleging deficiencies in certain regulatory practices, which may require corrective action to regain and maintain compliance. In some cases, federal or state regulators may impose other remedies including imposition of civil monetary penalties, temporary admission and/or payment bans, loss of certification as a provider in the Medicare or Medicaid program, or revocation of a state operating license.
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
Proposed, Anticipated and Recently Issued Rulemaking and Administrative Actions
The federal government, through CMS rulemaking, Presidential executive actions or Congressional legislation, and state and local governments have recently released the following proposed rulemaking or administrative actions that may have an impact on our independent Skilled Nursing Facilities (SNFs) or assisted living facilities:
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
Ownership Transparency Final Rule — On November 15, 2023, CMS published its final rule requiring SNFs to publicly disclose certain additional information regarding their ownership and managerial relationships. The final rule requires disclosures to include the identity of any person or legal entity that: (1) exercises financial, operational, or managerial control over any facility or part of a facility, or provides services to a facility that include its policies and procedures or cash management services; (2) leases or subleases real property to the facility, or owns 5% or more of the real property’s total value; and (3) provides any management or administrative services (or consults regarding the same), or provides accounting or financial services to the SNF. The rule also expands ownership and control interest disclosures to include information about each member of the facilities governing body, individuals or entities serving as officers, directors, members, partners or managing employees, and a comprehensive breakdown of the organizational structure of any additional disclosable party that is not a natural person along with a description of their relationships with the facility.

Certain states have adopted laws reflecting their concerns regarding ownership transparency. For example, in July 2023, Iowa adopted laws requiring disclosure of ownership information not previously required for licensure to promote transparency. Additionally, in July 2023, the California Department of Health Care Access and Information of the California Health and Human Services Agency issued a notice of proposed rulemaking containing regulations that would implement financial and ownership transparency requirements for California-licensed SNFs that are required by California law passed in 2021.

Federal Legislation — On March 9, 2023, the Home and Community-Based Services (HCBS) Access Act was introduced to expand access to and resources available for HCBS. This bill provides Medicaid funding to individuals who provide direct home- and community-based care to adults over the age of 60 or people who have disabilities. This bill also provides financial resources for the training of these direct care providers, who are intended to provide services to the elderly or disabled that range from advocacy and community integration to transportation and daily assistance tasks ranging from bathing and laundry to meal preparation and housekeeping. As of the date of filing, no further action has been taken on the HCBS Access Act since its introduction and referral to the House of Representatives committees.
On October 24, 2023, the HCBS Relief Act was introduced to provide additional funds to states to stabilize their HCBS service delivery networks, recruit and retain HCBS direct care workers, and meet long-term service and support needs of people eligible for Medicaid home and community-based services. Under the HCBS Relief act, states would receive a temporary 10% increase in the applicable Federal Medical Assistance Percentage (FMAP) under Medicaid for certain approved home and community-based services that are provided during FY 2024 through FY 2025.To qualify for the enhanced rate, a state much commit to initiatives aimed at improving the provision of services. This includes offering additional advantages to home health aides and assisting individuals in transition from nursing facilities back to their homes. As of the date of this filing, no action has been taken on the HCBS Relief Act since its introduction and referral to the Senate Committee on Finance.
State Legislation — Many states in which our independent subsidiaries operate have introduced or passed legislation that would create or change laws and regulations related to our business and industry.
In the past, California had discussed issuing proposed regulations on direct care spending requirements that may have affected our business and SNFs operating within that state. These proposals have included requirements for healthcare facilities certified by CMS, including SNFs, to report all annual revenues to the State of California by June 30 of each year and certify that a stated percentage of all non-Medicare revenues should be used for direct patient-related services, including staffing and operational costs.
On October 13, 2023, the California Governor signed into law a bill that impacts the minimum wages of healthcare workers. Effective June 1, 2024, the law raises the minimum wage for California healthcare employees and sets a new wage threshold for those who are considered exempt healthcare employees. The bill only becomes effective for SNFs if a patient care minimum spending requirement bill is also passed. We anticipate that a minimum spending bill will be proposed in the near future.
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

The NST measure looks at six consecutive quarters of data. It starts with a baseline quarter and the first two quarters of the performance period to identify eligible employees. Then, it uses the next four quarters to find the number of employment cycles that ended in turnover. Finally, the data from the sixth quarter is validated to identify gaps in days worked that began in the last 60 days of the fifth quarter used for the measure. The measure score is then calculated by comparing the total number of eligible employees with 60-day gaps in working during the specified periods.
Proposed CMS Minimum Staffing Mandate — On September 1, 2023, CMS issued its proposed rule that would establish minimum staffing standards for long-term care facilities. This proposed rule contains three primary staffing proposals: 1) minimum staffing standards of 0.55 hours per resident per day (HPRD) for registered nurses (RNs) and 2.45 HPRD for certified nurse aids (CNAs); 2) a requirement to have a RN on-site 24 hours per day, seven days per week; and 3) requirements for enhanced facility assessments. The proposed rule features a staggered implementation of these requirements, including a possible hardship exemption for select facilities. As this is a proposed rule, CMS has requested and received stakeholder feedback on all components of this regulation so that these comments may be considered prior to CMS's publication of a final rule. Additionally, the proposed rule would increase the reporting and transparency of Medicaid payments made to a facility for its direct care, including state-level reporting requirements and provisions for states and CMS to make information about payments made to long-term care facilities public.

Facility self-assessments would also be enhanced under this proposed rule. CMS proposes that the facility self-assessment be updated regarding staffing to contain or clarify: 1) that facilities must use evidence-based methods when planning for resident care, including accommodation of behavioral health needs; 2) requiring facilities to use the self-assessment to assess the specific needs of each resident, with adjustments made for changes in the resident population; 3) requiring that facilities include the input of staff, including leadership, management, nurse staff and other direct care providers who render other services to residents; 4) requiring that the staffing plan maximize recruitment and retention of staff in a manner consistent with the President’s April 2023 Executive Order on increasing access to high-quality care and supporting caregivers.

A hardship exemption for CMS’s proposed minimum staffing standards is also set forth in the proposed rule. Long-term care facilities could qualify for a temporary hardship exemption from new minimum staffing ratios upon meeting specific criteria that demonstrate: 1) workforce unavailability based on an absence of providers relative to individuals in the age group of recipients within a specific geographic location; 2) a facility’s good faith efforts to hire and retain staff through a recruitment and retention plan; and 3) a financial commitment to staffing by documenting the total annual amount spent on direct care staff. A survey would be required to assess the residents’ health and safety before CMS would consider granting such a hardship exemption. Any facility that received a hardship exemption from the minimum staffing requirement would have this exemption noted on the Care Compare website rating skilled nursing facilities. Further, facilities would not be eligible to receive an exemption if they: 1) failed to submit their data to the payroll-based journal system; 2) have been identified as a special focus facility; or 3) have been identified at any time within the preceding 12 months as having insufficient staffing that was either widespread or a pattern, with resulting actual harm to residents, or receiving an immediate jeopardy citation regarding insufficient staffing. Even after receiving an exemption, a facility would still be required to maintain sufficient staff around-the-clock to provide care and monitor resident health.

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

Since the minimum staffing rule was proposed, there have been two bills (one in the House and a companion bill in the Senate), that were introduced that would block the rule from taking effect. The Senate bill has garnered broad bi-partisan support and is endorsed by over 90 organizations. These bills reason that the proposed minimum staffing standard would endanger rural nursing facilities, subjecting them to potential fines and closures for failure to comply and might require them to discharge residents or limit the number of residents they accept in an effort to meeting the requirements of the bill. It is uncertain which if any of these bills will pass and we will ultimately need to comply with the any final rules congress enacts.
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
Testing requirements — Beginning in April 2020, authorities in several states in which our independent subsidiaries are located began to mandate widespread COVID-19 testing at all SNFs and assisted living facilities based on guidance from the Centers for Disease Control and Prevention (CDC). During the PHE, CMS issued revised parameters for testing, requiring routine testing of only unvaccinated staff and then further revised its guidance in September of 2022 to specify only symptomatic individuals and their close contacts, (including staff and residents), should be tested for COVID-19. On June 5, 2023, CMS published a final rule containing changes to COVID-19 vaccination, reporting, testing, and other requirements (Omnibus Final Rule), which took effect August 4th, 2023, and ended the COVID-19 testing and reporting requirements for SNFs and assisted living facilities imposed during the PHE. All of the federal, state and local government vaccines mandates have been rescinded since the end of the PHE.
Changes to Medicaid Reimbursement — In March of 2020, the Families First Coronavirus Relief Act (FFCRA) provided a 6.2% increase to the Federal Medicaid Assistance Percentage (FMAP) during the PHE. The FFCRA also imposed conditions restricting the disenrollment and standards for re-enrolling Medicaid beneficiaries to promote continuous care of beneficiaries during the PHE. The Consolidated Appropriations Act of 2023 (CAA 2023) amended these Medicaid enrollment protections and increased FMAP funding provided in the FFCRA. In the first quarter of 2023, the FMAP increase CMS provides to the states remained elevated by 6.2%, but this amount decreased to 5% for April through June 2023, 2.5% for July through September 2023, and 1.5% for October through December 2023 before tapering to 0% by the end of 2023. The ultimate amount of Medicaid funding provided from each state varied substantially based on each state's policies.
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
Medicare
Medicare presently accounts for approximately 27.5% of our skilled nursing services revenue year-to-date, being our second-largest payor. The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past, and could in the future, result in substantial reductions in our revenue and operating margins.

Patient-Driven Payment Model (PDPM)
The SNF PPS Rule became effective October 1, 2019. The SNF PPS Rule included a new case mix model that focuses on the patient’s condition (clinically relevant factors) and resulting care needs, rather than on the volume of care provided, to determine Medicare reimbursement. The case mix model is called the PDPM, which utilizes clinically relevant factors for determining Medicare payment by using diagnosis codes and other patient characteristics as the basis for patient classification. PDPM utilizes five case-mix adjusted payment components: physician therapy, occupational therapy, speech language pathology, nursing and social services and non-therapy ancillary services. It also uses a sixth non-case mix component to cover utilization of SNFs' resources that do not vary depending on resident characteristics. PDPM replaces the existing methodology and is intended to achieve a more value-based, unified post-acute care payment system. For example, PDPM adjusts Medicare payments based on each aspect of a resident’s care. Under the SNF PPS PDPM system, the payment to SNFs and nursing homes is based heavily on the patient’s condition rather than the specific services provided by each SNF.
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

The SNF PPS FY 2024 Final Rule elected to replace the SNFRM measure with the SNF within-stay (WS) potentially preventable readmission (PPR) measure beginning in the FY 2028 program year. The PPR measure assesses the risk-standardized rate of unplanned and potentially avoidable readmissions during SNF stays for Medicare fee-for-service beneficiaries. The new SNF WS PPR measure refines the original Skilled Nursing Facility 30-Day Potentially Preventable Readmission (SNFPPR) measure, which followed the requirements of the Protecting Access to Medicare Act (PAMA) of 2014. The refinement in the SNF WS PPR measure shifts the observation window from a fixed 30-day post-hospital discharge to the duration of the SNF stay. Moreover, the time gap allowed between the prior inpatient discharge and the SNF admission has been extended from one day to 30 days. These changes, based on feedback from expert panels and a 2015 partnership, better align the measure with the IMPACT Act's provisions and enhance the reliability of tracking preventable readmissions. Additionally, the SNF WS PPR measure's calculations use two years of Medicare claims data to generate a provider-specific risk-standardized readmission rate.
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
On November 2, 2023, CMS published the CY 2024 Physician Fee Schedule (CY 2024 PFS Final Rule), which changes Medicare payments under the Physician Fee Schedule (PFS) and other Medicare Part B components. The CY 2024 PFS Final Rule contains a conversion factor of $32.74, which is a decrease of $1.15 from the calendar year 2023 PFS conversion factor of $33.89. This CY 2024 conversion factor is 3.4% lower than the CY 2023 conversion factor. Under the CY 2024 PFS Final Rule, overall payment rates for Medicare Part B services are to be reduced by 1.25% compared to calendar year 2023.

The CY 2024 PFS Final Rule contains provisions to make payments when physicians and certain non-physician practitioners, such as physician assistants, nurse practitioners, physical therapists, occupational therapists and clinical psychologists, involve caregivers in implementing an individualized plan of treatment or therapy. These provisions incentivize the training of caregivers and provide additional funds to offset the costs of training these caregivers through participation in licensed healthcare providers’ course of care for patients and residents. For PT and SLP combined, the threshold for coding modifier requirements increases to $2,330 for CY 2024 with the same threshold for OT services. The KX modifier is added to medical claims to indicate the providing clinician attests that the services corresponding to that claim were medically necessary and that the justification for those services is contained within the patient’s medical records. A new Caregiver Education Code has been made available to therapists providing face-to-face education to patient caregivers.

The CY 2024 PFS Final Rule will allow for general supervision of therapy assistants by PTs and OTs for remote therapeutic monitoring (RTM) services. This change may affect the rate of reimbursement for PT and OT services in the future and may affect the desirability and utilization of physical therapy assistants and occupational therapy assistants for certain patient services. Additionally, the CY 2024 PFS Final rule adds certain health and well-being coaching services that Medicare will reimburse on a temporary basis for CY 2024. The final rule also adds risk assessments for social determinants of health to the list of telehealth services Medicare will reimburse on a permanent basis.
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
These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions influenced by budgetary or political pressures, may materially adversely affect the rates at which Medicare reimburses us for our services. Implementation of these and other types of measures has in the past, and could in the future, result in substantial reductions in our revenue and operating margins. For a discussion of historic adjustments and recent changes to the Medicare program and other reimbursement rates, see Part I, Item 1A Risk Factors under the headings Risks Related to Our Business and Industry.
Patient Protection and Affordable Care Act
Various healthcare reform provisions became law upon enactment of the ACA. The reforms contained in the ACA have affected our independent subsidiaries in some manner and are directed in large part at increased quality and cost reductions. Several of the reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services and the underlying regulatory environment.
The Inflation Reduction Act of 2022 (IRA), which continued and expanded certain provisions of the ACA, extended the premium subsidies paid by the federal government, until the end of 2024, resulting in subsidies being available to offset or reduce the costs of private health insurance policies for qualifying individuals. This may aid older patients in obtaining or keeping their health insurance in order to pay for long-term care services. The CAA 2023 revised the funds available to fund Medicare in 2023 and deferred the PAYGO sequestration of Medicare expenses.

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
In 2021, the OIG released the result of an audit finding that Medicare overpaid millions of dollars for chronic care management (CCM) services. The OIG's 2021 report found that in calendar years 2017 and 2018, Medicare overpaid millions of dollars in CCM claims. In 2022, the OIG released an audit revealing that CMS had not collected $226 million, or 45%, of identified overpayments within that period, potentially affecting SNFs. These investigatory actions by OIG demonstrate its increased scrutiny into post-hospital SNF care provided to beneficiaries and may encourage additional oversight or stricter compliance standards. In 2023, representatives of the DOJ speaking at certain industry events, including the American Health Law Association’s Fraud and Compliance Forum, have indicated that its healthcare enforcement trends would emphasize opioid prescribing, Medicare Advantage and managed care plan fraud, and COVID-19 related fraud, including under various relief programs available during and in conjunction with the pandemic. In November of 2023, OIG added to its work plan an audit of nursing homes' nurse staffing hours reported in CMS's payroll-based journal, for which OIG expects to issue a report in FY 2025. In addition, the OIG identified the following areas as its "key goals" for oversight: (1) protecting residents from fraud, abuse, neglect, and promoting quality of care; (2) promoting emergency preparedness and emergency response efforts: (3) strengthening frontline oversight; and (4) supporting federal monitoring of nursing homes to mitigate risks to residents.
Our business model, like those of some other for-profit operators, is based in part on seeking out higher acuity patients whom we believe are generally more profitable. Over time our overall patient mix has consistently shifted to higher acuity in most facilities we operate. We also use specialized care-delivery software that assists our caregivers in more accurately capturing and recording services in order to, among other things, increase reimbursement to levels appropriate for the care actually delivered. These efforts may place us under greater scrutiny with the OIG, CMS, our fiscal intermediaries, recovery audit contractors and others.
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
Based on the Nursing Home Five-Star Quality Rating System’s Technical Users’ Guide updated in 2023, CMS will be auditing schizophrenia coding within the MDS reported to CMS, with adjustments to quality ratings based on any inaccuracies in this schizophrenia-related data. Additionally, the outcome of citations that a facility has informally disputed will only be included in the calculation of a facility’s star rating once the dispute is completed and the underlying survey considered final. CMS also revised the nursing-home level exclusion criteria used on the administrator turnover measure, adding information regarding its calculation of the staff turnover measure and publishing an updated ratings table, which identifies the points needed for each nursing facility to obtain certain star ratings within its state. Importantly, the new guidelines limit only 10% of nursing facilities can receive a five-star rating in the state where it operates.

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
State Legislation Concerning Nursing Home Supervision — California passed into law a bill which changes the limitations, or “caps,” on non-economic damages that can be awarded in medical negligence cases filed against healthcare providers (including skilled nursing and long-term care facilities). Beginning on January 1, 2023, non-economic damages (i.e., pain and suffering) available to plaintiffs suing healthcare providers in medical malpractice and professional negligence cases increased from $0.25 million to $0.35 million, and will then increase over the following ten years up to a $0.75 million cap. Once the limit reaches $0.75 million, a 2% annual inflationary adjustment will attach beginning on January 1, 2034. In wrongful death cases that arise from claims of medical malpractice and professional negligence, the cap on non-economic damages increased from $0.25 million to $0.50 million on January 1, 2023, and increase every year thereafter for ten years until the cap on non-economic damages in such cases is $1.0 million; thereafter, this cap will also be subject to an annual 2% increase. The caps are separate as to each claim, meaning that there is one cap for negligence and one cap for wrongful death. The new limits on non-economic damages apply prospectively to lawsuits filed on and after January 1, 2023.
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

United States Supreme Court Decisions – On June 8, 2023, the United States Supreme Court issued its opinion in Health and Hospital Corporation of Marion County, Indiana (HHC) v. Talevski, which pertained to claims of mistreatment in a nursing home. The nursing home was publicly owned by the government county where it operated, rather than privately owned. The question before the Supreme Court was whether the Nursing Home Reform Act, passed as part of the Omnibus Budget Reconciliation Act of 1987, gave Talevski the right to sue HHC for a violation of his civil rights under 42 U.S.C. § 1983, a specific statute that allows for claims against persons who act for and on behalf of any government entity. The Supreme Court held that Talevski’s civil rights claim against HHC could proceed. While the facts of this case are of limited precedential value to our independent subsidiaries, which are not owned by and do not act on behalf of any government entity, this decision may draw wider public interest into claims against SNFs and assisted living facilities generally.
Monitoring Compliance in Our Facilities

Governmental agencies and other authorities periodically inspect our independent subsidiaries to assess compliance with various standards, rules and regulations, with potential fines, sanctions and other penalties for noncompliance. Unannounced surveys or inspections generally occur at least annually and may also follow a government agency's receipt of a complaint about a facility. Facilities must pass these inspections to maintain licensure under state law, to obtain or maintain certification under the Medicare and Medicaid programs, to continue participation in the Veterans Administration program at some facilities, and to comply with provider contracts with managed care clients at many facilities. From time to time, our independent subsidiaries, like others in the healthcare industry, may receive notices from federal and state regulatory agencies of an alleged failure to substantially comply with applicable standards, rules or regulations. These notices may require corrective action, may impose civil monetary penalties for noncompliance, and may threaten or impose other operating restrictions on SNFs such as admission holds, provisional skilled nursing license, or increased staffing requirements. If our independent subsidiaries fail to comply with these directives or otherwise fail to comply substantially with licensure and certification laws, rules and regulations, the facility could lose its certification as a Medicare or Medicaid provider, or lose its license permitting operation in the State.

Facilities with otherwise acceptable regulatory histories generally are given an opportunity to correct deficiencies and continue their participation in the Medicare and Medicaid programs by a certain date, usually within six months of inspection; however, although where denial of payment remedies are asserted, such interim remedies go into effect much sooner. Facilities with deficiencies that immediately jeopardize patient health and safety and those that are classified as poor performing facilities, however, may not be given an opportunity to correct their deficiencies prior to the imposition of remedies and other enforcement actions. Moreover, facilities with poor regulatory histories continue to be classified by CMS as poor performing facilities notwithstanding any intervening change in ownership, unless the new owner obtains a new Medicare provider agreement instead of assuming the facility's existing agreement. However, new owners nearly always assume the existing Medicare provider agreement due to the difficulty and time delays generally associated with obtaining new Medicare certifications, especially in previously certified locations with sub-par operating histories. Accordingly, facilities that have poor regulatory histories before acquisition by our independent subsidiaries and that develop new deficiencies after acquisition are more likely to have sanctions imposed upon them by CMS or state regulators.
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
Sanctions such as denial of payment for new admissions often are scheduled to go into effect before surveyors return to verify compliance. Generally, if the surveyors confirm that the facility is in compliance upon their return, the sanctions never take effect. However, if they determine that the facility is not in compliance, the denial of payment goes into effect retroactive to the date given in the original notice, leaving operators with the task of deciding whether to continue accepting patients after the potential denial of payment date--risking the retroactive denial of revenue. Some of our independent subsidiaries have been or will be in denial of payment status due to findings of continued regulatory deficiencies, resulting in an actual loss of revenue associated with patients admitted after the denial of payment date. Additional sanctions could ensue and, if imposed, could include various remedies up to and including decertification.
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

Violations of the Social Security Act can result in inflation-adjusted criminal penalties of more than $0.1 million and ten years imprisonment. It can also result in inflation-adjusted civil monetary penalties of more than $0.1 million per violation and an assessment of up to three times the total amount of remuneration offered, paid, solicited, or received. It may also result in an individual's or organization's exclusion from future participation in federal healthcare programs. State Medicaid programs are required to enact an anti-kickback statute. Many states in which our independent subsidiaries operate have adopted or are considering similar legislative proposals, some of which extend beyond that state's Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients regardless of the source of payment for the care.

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
Regulations Regarding Patient Record Confidentiality
Health care providers are also subject to laws and regulations enacted to protect the confidentiality of patient health information and patients' right to access such information. For example, HHS has issued rules pursuant to HIPAA, including the Health Information Technology for Economic and Clinical Health (HITECH) Act which governs our use and disclosure of protected health information of patients. We and our independent subsidiaries have established policies and procedures to comply with HIPAA privacy and security requirements and our independent subsidiaries have adopted and implemented HIPAA compliance plans, which we believe comply with the HIPAA privacy and security regulations, which impose significant costs for ongoing compliance activities.
There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. Our independent subsidiaries are also subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA.

On January 17, 2024, CMS published the CMS Interoperability and Prior Authorization Final Rule (Interoperability Final Rule), which affects the data standards and application programming interfaces (APIs) used by entities that are payors for our services, including but not limited to Medicare Advantage organizations, Medicaid fee-for-service providers, and managed care organizations. This new rule requires these payor entities to adopt new patient access APIs beginning January 1, 2026, and to complete implementation of both patient and provider access APIs by January 1, 2027, to facilitate the sharing of payor information with payors and providers. While the purpose of this final rule is predominantly oriented to sharing information in the clinical setting and expediting the exchange of prior authorization data, this new rule may have implications for our business and how information is shared among our independent subsidiaries that participate in these programs, the payors, residents, and residents’ families involved in their care.
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
Americans with Disabilities Act
Our independent subsidiaries must also comply with the ADA, and similar state and local laws to the extent that the facilities are "public accommodations" as defined in those laws. The obligation to comply with the ADA and other similar laws is an ongoing obligation, and the independent subsidiaries continue to assess their facilities relative to ADA compliance and make appropriate modifications as needed.
Civil Rights

On January 25, 2024, the Office for Civil Rights (OCR) for HHS issued guidance to hospitals and long-term care facilities, emphasizing their obligation under CMS regulations to ensure non-discriminatory visitation policies, especially during public health emergencies. This guidance, part of the U.S. National Strategy to Counter Antisemitism, clarifies that these facilities cannot discriminate based on religion or other classes or characteristics protected against discrimination under federal civil rights laws. The guidance includes examples where non-compliance occurred, such as unequal treatment based on religious affiliation or dietary restrictions, and stricter screening processes for certain religious groups. OCR offers assistance to facilities to obtain compliance with these standards and encourages residents and other affected individuals to file complaints with OCR for potential administrative or civil action in cases of civil rights violations.
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
REGULATIONS SPECIFIC TO SENIOR LIVING COMMUNITIES AND ANCILLARY SERVICES

As previously mentioned, senior living services revenue (approximately 2.0% of total revenue) is primarily derived from private pay residents, with a small portion of senior living revenue derived from Medicaid funds. Thus, some of the regulations discussed above applicable to Medicaid providers, also apply to senior living.

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
The types of laws and statutes affecting the regulatory landscape of the post-acute industry continue to expand and the pressure to enforce those laws by federal and state authorities continues to grow as well. In order to operate our businesses, we and our independent subsidiaries must comply with federal, state and local laws from healthcare including provisions regarding patient safety, staffing, and prescription drugs to environmental issues. Changes in the law or new interpretations of existing laws may have an adverse impact on our methods and costs of doing business.

ENVIRONMENTAL MATTERS

 We strive to reduce our environmental impact through initiatives to modernize our facilities, conserve water, optimize waste, work towards a paperless office and partner with green vendors. Our ongoing and planned facility modernization initiatives include solar projects, heating, ventilation and air condition (HVAC) upgrades, water systems updates, lighting retrofits and utility upgrades. Additionally, we track and evaluate the utilities used by our facilities to drive our initiatives. For the year ended December 31, 2023, we spent $106.2 million on purchases of property improvements and equipment which included facility modernization initiatives.

Risk Management and Strategy
We identify and assess environmental risk to the organization by:
•Conducting assessments of transition risks, which are risks related to the transition to a lower-carbon economy, and physical risks, which are risks related to the physical impacts of climate change.
•Identifying climate-related opportunities, which includes programs to reduce electricity usage and carbon emissions at our independent subsidiaries.
•Identifying the potential financial impact of transition risks, physical risks and climate-related opportunities.
•Developing and implementing our strategy, which focuses on monitoring environmental policy and on-going developments, ensuring community resiliency, evaluating usage of energy management systems and tools, building operational and emergency response systems, performing hazard vulnerability assessments and tracking and responding to developing natural disasters.

Governance

Ensign's environmental management team (EMT) is part of our ESG Committee. The EMT is led by the Service Center's leadership team members including Construction and Asset Development as well as its Executive Management. The EMT is responsible for:

•Implementation and continuous execution of our environment management system and policy.
•Development of the Company's environmental management policy.
•Identification of climate related risks under the Task Force on Climate-Related Financial Disclosures framework.
•Providing structure and support to our independent subsidiaries that are led by local operators to make decisions on their capital expenditure projects at their facilities. The team advises our local field operators on best practices and identifies opportunities for them to assess priorities of projects that may be chosen to be executed.
•Overseeing environmental programs which include the evaluation and installation of LED lighting, solar panel, improved doors and insulation, automated HVAC controls and thermal efficiency projects related to micro-turbine, demand control ventilation.
•Development of target goals for reduction of carbon emissions, savings and ENERGY STAR scores.
•Tracking and monitoring of currently available environmental metrics such as utility usage and development of an energy management system that tracks greenhouse gas emissions and more.
•Preparing for applicable environmental audits in the future.

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
•Reforms to the U.S. healthcare system, including new regulations under the ACA, new transparency and disclosure requirements, potential federal and state standards for minimum nurse staffing levels, continue to impose new requirements upon us that could materially impact our business.
•Changes in the U.S. political environment may result in significant changes to the regulatory framework, enforcement, and reimbursements in our industry.
•We are subject to various government reviews, audits and investigations that could adversely affect our business, including an obligation to refund amounts previously paid to us, potential criminal charges, loss of licensure, the imposition of fines and sanctions.
•We are subject to extensive and complex laws and government regulations. If we are not operating in compliance with these laws and regulations or if these laws and regulations change, we could be required to make significant expenditures or change our operations in order to bring our facilities and operations into compliance.
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
•Future cost containment initiatives undertaken by payors may limit our revenue and profitability.
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
•If our independent subsidiaries are not fully reimbursed for all services for which each facility bills through consolidated billing, our revenue, financial condition and results of operations could be adversely affected.
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
•Increased scrutiny of our activities and billing practices by the OIG or other regulatory authorities may result in an increase in regulatory monitoring and oversight, decreased reimbursement rates, or otherwise adversely affect our business, financial condition and results of operations.
•State efforts to regulate or deregulate the healthcare services industry or the construction or expansion of healthcare facilities could impair our ability to expand our operations, or could result in increased competition.
•Newly enacted legislation in the States where our independent subsidiaries are located may impact the volume of cases filed and the overall cost of those cases from a defense and indemnity standpoint.
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
•Our revenue, financial condition and results of operations could be negatively impacted by any changes in the acuity mix of patients in our independent subsidiaries as well as payor mix and payment methodologies.
•We are subject to litigation that could result in significant legal costs and large settlement amounts or damage awards. Similarly, a change in the enforceability of arbitration provisions between SNFs and senior living facilities and residents and patients may affect the risks we face from claims and potential litigation.

•If our regular internal investigations into the care delivery, recordkeeping and billing processes of our independent subsidiaries detect instances of noncompliance, efforts to correct such non-compliance could materially decrease our revenue.
•We may be unable to complete future facility or business acquisitions at attractive prices or at all, or may elect to dispose of underperforming or non-strategic independent subsidiaries, either of which could decrease our revenue.
•We may not be able to successfully integrate acquired facilities and businesses into our operations, or we may be exposed to costs, liabilities and regulatory issues that may adversely affect our operations.
•In undertaking acquisitions, we may be adversely impacted by costs, liabilities and regulatory issues that may adversely affect our operations.
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
•The geographic concentration of our independent subsidiaries could leave us vulnerable to economic downturn, regulatory changes or acts of nature in those areas.
•The actions of a national labor union that has pursued a negative publicity campaign criticizing our business in the past may adversely affect our revenue and our profitability.
•The risks associated with leased property where our independent subsidiaries operate could adversely affect our business, financial position or results of operations.
•Failure to generate sufficient cash flow to cover required payments or meet operating covenants under our long-term debt, mortgages and long-term operating leases could result in defaults under such agreements and cross-defaults under other debt, mortgage or operating lease arrangements, which could harm our independent subsidiaries and cause us to lose facilities or experience foreclosures.
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
•We may need additional capital to fund our independent subsidiaries and finance our growth, and we may not be able to obtain it on terms acceptable to us, or at all, which may limit our ability to grow.
•The condition of the financial markets could limit the availability of debt and equity financing sources to fund the capital and liquidity requirements of our business.
•Delays in reimbursement may cause liquidity problems.
•The utilization and expansion of managed care organizations may contribute to delays or reductions in our reimbursement, including Managed Medicaid.
•Compliance with the regulations of the Department of Housing and Urban Development may require us to make unanticipated expenditures which could increase our costs.
•Failure to safeguard our patient trust funds may subject us to citations, fines and penalties.
•We are a holding company with no operations and rely upon our multiple independent subsidiaries.
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

We derived 26.6% and 27.7% of our service revenue from the Medicare programs for the year ended December 31, 2023 and 2022, respectively. In addition, many other payors may use published Medicare rates as a basis for reimbursements. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, or if there are delays in Medicare payments, our business and results of operations will be adversely affected.

The Medicare program and its reimbursement rates and rules are subject to frequent change, including statutory and regulatory changes, rate adjustments (including retroactive adjustments), annual caps that limit the amount that can be paid (including deductible and coinsurance amounts), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. See Item 1., under Government Regulation, Sequestration of Medicare Rates, for further information. Implementation of these and other types of measures has in the past and could in the future result in substantial reductions in our revenue and operating margins.

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

CMS often changes the rules governing the Medicare program, including those governing reimbursement. Changes to the Medicare program that could adversely affect our business could include, but are not limited to the following:
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

Reductions in reimbursement rates or the scope of services being reimbursed could have a material, adverse effect on our revenue, financial condition and results of operations or even result in reimbursement rates that are insufficient to cover our operating costs. Congress’s budgetary planning has also resulted in a difficulty to financially forecast, as the Medicare conversion factor paid under the CAA 2023 was 2.5% greater than the conversion factor provided for in the CY 2023 PFS final rule. Nonetheless, the 2023 conversion factor for CY 2023 was lower than CY 2022 PFS's conversion factor. In contrast, the CY 2024 PFS conversion factor decreased 3.34% from the CY 2023 PFS conversion factor. This decrease takes into account the expiration of the 2.5% statutory payment increase for 2023, the addition of a 1.25% statutory payment increase for 2024, a 0% conversion factor update, and a 2.17% budget-neutrality adjustment.

On July 31, 2023, the CMS released its final rule for the SNF PPS for FY 2024 which will increase payments by a net 4.0% in FY 2024 compared to FY 2023. The final rule includes updates to the SNF Quality Reporting Program and SNF Value-based Purchasing Program that assess staff turnover, discharge success, res-hospitalization, and resident falls with injuries, which may adversely affect revenues obtained through the Medicare program. The SNF FY 2024 Final Rule may result in an increase in payments relative to FY 2023 depending on the performance of our individual independent subsidiaries as evaluated by CMS. The final rule will also replace the SNF 30-day All-cause Readmission measure with the SNF Within Stay Potentially Reasonable Readmissions standard beginning in fiscal year 2025, which may also reduce the compensation our independent subsidiaries may receive under the SNF VBP program.

As discussed in more detail in Item 1., under Government Regulation, CMS implemented a final rule in October 2019 implementing a new case-mix classification system, PDPM, that focuses on the clinical condition of the patient. CMS may make future adjustments to reimbursement levels and underlying reimbursement formulae as it continues to monitor the impact of PDPM on patient outcomes and budget neutrality. The Biden-Harris Administration continues to study the nursing home industry and for HHS to issue proposed rules based on those studies, including changes to SNF facility reimbursement, including the SNF-VBP Program, may also adversely affect our reimbursement. These metrics potentially affecting our revenues and expenses in future government fiscal years include the SNF healthcare-associated infections (HAI) measurement, total nursing hours per resident day measures, and discharge to community - post acute care measure. The Interoperability Final Rule’s implementation beginning in 2026, and to be completed by January 1, 2027, may also adversely affect our reimbursement paid through Medicare, specifically including Medicare Advantage.

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
A significant portion of reimbursement for skilled nursing services comes from Medicaid. In fact, Medicaid is our largest source of revenue, accounting for 46.0% of our revenue for both the year ended December 31, 2023 and 2022, respectively. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets, which has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. Since a significant portion of our revenue is generated from our skilled nursing independent subsidiaries in California, Texas and Arizona, any budget reductions or delays in these states could adversely affect our net patient service revenue and profitability. Due to recent fluctuations in state budgets many of the states in which we operate (including those with current budget surpluses), are seeking to contain costs on Medicaid outlays for SNFs, and any such decline could adversely affect our financial condition and results of operations.
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

The CAA 2023 provided for the wind-down and termination of increased FMAP payments under the FFCRA, and also provided for the disenrollment of Medicaid beneficiaries who have participated in the program since early in the COVID-19 pandemic. CMS’s increased FMAP payments declined from 6.2% to 5% in the second quarter of 2023, 2.5% in the third quarter, and 1.5% in the fourth quarter before CMS’s increased FMAP spending ends entirely. The CAA 2023 granted CMS the authority to impose fines, penalties, and other sanctions upon states that do not comply with this law’s requirements for the unwinding of increased FMAP payments. As a result, these reductions may impose further burdens on the Medicaid programs in states where we operate in the form of fines and penalties, which may result in reduced payments.

Beginning on April 1, 2023, states were allowed to begin disenrolling Medicaid beneficiaries. CMS guidance allowing for a return to Medicaid’s historical renewal, enrollment, and eligibility determination practices permits states up to 14 months to initiate and process traditional Medicaid renewals. The CAA 2023’s allowance of disenrollment and return to traditional Medicaid renewal processes, which will include pre-COVID eligibility determinations, may result in a reduction of the number of Medicaid beneficiaries and may result in a reduction of our current and potential patient population. As a result, there may be fewer current or potential patients able to pay for our independent subsidiaries’ services, and increased competition for Medicaid beneficiaries able to provide reimbursement for those services. As of December 2023, nearly 12 million people were reported to be disenrolled from Medicaid as part of this disenrollment process.

CMS is concerned that states are terminating enrollees without definitively establishing their eligibility due to state residents not receiving eligibility forms or understanding instructions. CMS is monitoring states' compliance with federal requirements and is working with the affected states to address issues related to renewal requirements. States risk losing federal Medicaid matching funds for non-compliance with CMS’s instructions, which could result in reduced Medicaid funds available for timely reimbursement of the Company’s independent subsidiaries for their operations. Estimates suggest that roughly 17 million people may lose Medicaid coverage during the redetermination process through their scheduled completion in May of 2024.

Medicaid is an important source of funding for our independent subsidiaries. The Company may be adversely affected by the disenrollment of Medicaid beneficiaries, which may lead to a reduction in reimbursement that may adversely impact our revenue and profit. The temporary restoration of Medicaid benefits in states where redetermination has been paused can help relieve some of these economic concerns. The disruption caused by the temporary pauses and restoration of Medicaid coverage for beneficiaries can also create operational challenges for our independent subsidiaries, including adverse effects on cash flow, available funds to pay wages for staffing, and overall financial stability.

The ultimate impact of Medicaid disenrollment on the Company’s finances and operations will depend on individual states' specific circumstances and actions.
State-Level Direct Spending Requirements could negatively impact our results of operations

Certain states where the Company operates have implemented direct spending requirements requiring SNFs to spend a portion of their revenue, particularly including Medicaid-derived revenue, on expenses directly relating to care. These spending requirements could affect our operational results and place the Company at higher risk of suffering non-compliance consequences, such as penalties, pay-backs, restrict admissions and/or operational/financial penalties.

For example, Washington state incorporates the costs of direct care, indirect care, and capital expenditures for SNF services in computing the State’s Medicaid payments to nursing facilities. Using periodically updated calculations that account for factors including case acuity, fair market value of capital expenditures, inflation, and facility performance, Washington sets facility compensation so that the majority of Medicaid reimbursement paid to a skilled nursing facility is used for care-related activities, with limitations on how much a facility’s reimbursement may increase from year to year. Washington state first adopted this care-based payment model in 2015 and has periodically updated it since, including in 2020, 2022, and 2023; it is expected that Washington will continue to amend this law in the future. For state fiscal year 2024, Texas requires all nursing facilities must show that funds paid to SNFs by Texas’s Medicaid program, including both fee-for-service and managed care reimbursement, were expanded for direct care activities, including direct care staff wages and benefits. In addition, California in the past has proposed bills that, if passed, would require nursing facilities to spend a stated percentage of revenue on direct patient-related services. While the most recent attempt by the California Assembly (Bill 1537) to impose direct spending requirements on SNFs has been placed in suspense with no action has been taken on, similar legislation in the future may seek to impose identical or analogous funding requirements for SNFs operating in California.
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

The efficacy of the ACA is the subject of much debate among members of Congress and the public and it has been the subject of extensive litigation before numerous courts, including the United States Supreme Court, with varying outcomes — some expanding and others limiting the ACA. If the ACA is repealed or any elements of the ACA that are beneficial to our business are materially amended or changed, such as provisions regarding the health insurance industry, reimbursement and insurance coverage by payers, our business, operating results and financial condition could be harmed. Thus, the future impact of the ACA on our business is difficult to predict and its continued uncertain future may negatively impact our business.

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

On November 15, 2023, CMS issued a final rule that, requires SNFs to disclose certain information regarding their ownership and managerial relationships, which is more invasive and comprehensive than the ownership information already disclosed through Medicare's Nursing Home Compare website. Refer to Item 1., under Government Regulation, for additional information. The breadth of disclosure required by this new rule may be adverse to our business interests and detrimental to our operations, revenue, and profitability and may have a chilling effect on investment due to the depth of the new reporting and transparency requirements.

We cannot predict what effect future reforms to the U.S. healthcare system will have on our business, including the demand for our services or the amount of reimbursement available for those services. However, it is possible these new laws may lower reimbursement or increase the cost of doing business and adversely affect our business.
The changes in Congress due to the most recent U.S. midterm elections in 2022, changes in representation, and actions in anticipation of the 2024 Presidential election may result in significant changes to regulatory framework, enforcements and reimbursements.

The most recent midterm elections in 2022 and resulting change in control of the House of Representatives, and representative departures that are expected to further narrow the margin of Republican control over the House of Representatives, could result in significant changes in, and has resulted in uncertainty with respect to, legislation, regulation, implementation or repeal of laws and rules related to government health programs, including Medicare and Medicaid. Democratic proposals for Medicare for All or significant expansion of Medicare, could significantly impact our business and the healthcare industry if implemented, although the implementation of such proposals remains unlikely under the political party currently holding a majority within the House of Representatives. Additionally, Congress’s passage of the IRA in August of 2022, which expanded upon and continued certain provisions of the ACA, indicates that additional legislative changes to the ACA may be forthcoming. If proposed policies specific to nursing facilities are implemented, these may result in significant regulatory changes, increased survey frequency and scope, and increased penalties for non-compliance. As both political parties have begun their Presidential primaries and congressional elections in 2024, each of them may seek to introduce or pass legislation that would either expand or reduce the scope of the ACA as a credential for future campaigning. Based on the IRA and inflationary pressures in the economy, the ACA and affordability of healthcare generally may be a campaign issue and lead to promises, administrative action, or legislation that could adversely affect our business. As a result, future legislation may be proposed or passed that may adversely affect our business, operating results and financial condition.

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
As a result of our participation in the Medicaid and Medicare programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with the rules associated with these programs and related applicable laws and regulations, including our claims for payments submitted to those programs, which are subject to reviews by Recovery Audit Contractors, Zone Program Integrity Contractors, Program Safeguard Contractors, Unified Program Integrity Contractors, Supplemental Medical Review Contractors and Medicaid Integrity Contractors programs, (collectively referred to as Reviews). In these Reviews, third-party firms engaged by CMS conduct extensive analysis of claims data and medical and other records to identify potential improper payments under the federal and state programs. As discussed above, the Biden-Harris Administration has called for HHS and CMS to increase the level of scrutiny of SNF facilities and requested those agencies to adopt rules that would impose greater penalties upon non-compliant SNF operators. On February 17, 2023, CMS most recently updated the survey resources that CMS and state surveyors use in evaluating our SNFs’ compliance with federal Requirements for Participation, incorporating recent changes to CMS’s methods for surveying infection control procedures.
On June 29, 2022, CMS announced updated guidance for Phase 2 and 3 of the requirements of participation, discussed in greater detail in Item 1., under Government Regulation. The application of CMS’s new guidance could result in more aggressive and stringent surveys, and potential fines, penalties, sanctions, or administrative actions taken against our independent subsidiaries. Also described in Item 1., under Government Regulation, the Interoperability Final Rule and its changes intended to facilitate data exchange between and among patients, providers, and payors, will be implemented beginning in 2026 and must be fully implemented by January 1, 2027. This rule and the greater access to and use of data between and among payors transmitting funds for state and federal healthcare programs, may also trigger additional scrutiny or review of facilities such as ours, and may adversely affect our reimbursement paid through state and federal programs including Medicaid.

CMS announced a new nationwide audit the “SNF 5-Claim Probe & Educate Review” in which the Medicare Administrative Contractors will review five claims from each of the facilities to check for compliance with PDPM billings, which could result in individual claim payment denials if errors are identified. All facilities that are not undergoing Targeted Probe and Educate (TPE) reviews, or have not recently passed a TPE review, will be subject to the nationwide audit.

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
•an increase in private litigation against us; and
•damage to our reputation in the geographies served by our independent subsidiaries.
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
In cases where claim and documentation review by a CMS contractor results in repeated unsatisfactory results, an operation can be subjected to protracted regulatory oversight. This CMS oversight may include education and sampling of claims, extended pre-payment review, referral of the operating business to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement made outside of specifically reviewed claims. Ongoing failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. As of December 31, 2023 and through the filing date of this report, 40 of our independent subsidiaries had reviews scheduled or in process, either pre- or post-payment. We anticipate that these reviews could increase in frequency in the future.

Additionally, both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and, in particular, SNFs. The focus of these investigations includes, among other things, billing and cost reporting practices; quality of care provided; financial relationships with referral sources; and the medical necessity of rendered services. For example, refer to the matter discussed in Item 3. Legal Proceedings.

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

If the government or a court were to conclude that errors and deficiencies constitute criminal violations and/or that such errors and deficiencies resulted in the submission of false claims to federal healthcare programs, or were to discover other problems in addition to the ones identified by the probe reviews that rose to actionable levels, we and certain of our officers might face potential criminal charges and civil claims, administrative sanctions and penalties for amounts that could be material to our business, results of operations and financial condition. In addition, we or some of the key personnel of our independent subsidiaries could be temporarily or permanently excluded from future participation in state and federal healthcare reimbursement programs such as Medicaid and Medicare.

If any of our independent subsidiaries is decertified or loses its licenses, our revenue, financial condition or results of operations would be adversely affected. In addition, the report of such issues at any of our independent subsidiaries could harm our reputation for quality care and lead to a reduction in the patient referrals to and ultimately a reduction in occupancy at these facilities. Also, responding to auditing and enforcement efforts diverts material time, resources and attention away from our management team and our staff, and could have a materially detrimental impact on our results of operations during and after any such investigation or proceedings, regardless of whether we prevail on the underlying claim.
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

•licensure and certification;
•disclosure of ownership and affiliated parties;
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
The laws and regulations governing our operations, along with the terms of participation in various government programs, regulate how we conduct our business, the services we offer, and our interactions with patients and other healthcare providers. These laws and regulations are subject to frequent change. As noted above, the Biden-Harris Administration has called upon HHS and CMS to study and propose new rules regarding staffing requirements and reimbursement for the nursing home industry, including tying reimbursement to staffing levels, salary, benefits, and retention. CMS's recently finalized ownership transparency rule, discussed in Item 1., under Government Regulation, may provide an additional basis for further investigation, administrative action and ultimately fines, penalties, or sanctions if finalized, and may dissuade parties from working with us or our independent subsidiaries due to the reporting and disclosure obligations of being an Additional Disclosable Party under that final rule.

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

These anti-fraud and abuse laws and regulations are complex, and we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. While we do not believe we are in violation of these prohibitions, we cannot assure you that governmental officials charged with the responsibility for enforcing these prohibitions will not assert that we are violating the provisions of such laws and regulations. Our company is currently aware of litigation filed by an individual related to allegations that certain of our independent SNFs may have violated the FCA or the AKS with respect to the relationships between certain SNFs and persons who served as medical directors. While our independent subsidiaries maintain policies and procedures to promote compliance with the FCA, the AKS, and other applicable regulatory requirements, we cannot predict when the investigation will be resolved, the outcome of the investigation or its potential impact on our company.

On September 1, 2023, CMS issued a proposed rule setting forth proposed minimum nurse staffing requirements for SNFs. As discussed in more detail in Item 1., under Government Regulation, this proposed rule contains three primary staffing proposals: 1) minimum nurse staffing standards of 0.55 HPRD for RNs and 2.45 HPRD for NAs; 2) a requirement to have a RN on-site 24 hours per day, seven days per week; and 3) requirements for enhanced facility assessments. The proposed rule features a staggered implementation of these requirements, with potential accommodations for facilities that can demonstrate financial hardship and a delayed implementation schedule for rural facilities. Within this proposed rule, CMS also seeks comments about other staffing models, including alternate, higher standards for imposing staffing minimums, which will have a potentially adverse effect on our operations and profitability, the extent of which currently is not known. Pending legislation in both the House of Representative and the Senate has been introduced to prevent CMS's proposed minimum staffing rule from taking effect, however the outcome of this legislation is unknown and we cannot predict proposed legislation might be finalized.

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

As CMS turns its attention to enhancing enforcement activities towards SNFs, as discussed in Item 1., under Government Regulation, state survey agencies will have more accountability for their survey and enforcement efforts. The enhanced penalties against SFFs under the Biden-Harris Administration, discussed in greater detail in Item 1., under Government Regulation, represents further federal calls for oversight and penalties for low-ranked and underperforming SNFs. These enhanced penalties and enforcement activities precedes greater focus by CMS in obtaining oversight over SFFs, and continuing that oversight even after those SFFs improve, and subjecting them to more exacting and routine oversight. The likely result may be more frequent surveys of our independent subsidiaries, with more substantial penalties, fines and consequences if they do not perform well. For low-performing facilities in the SFF program, the standards for successfully emerging from that program and not being subject to ongoing and enhanced government oversight will be higher and measured over a longer period of time, prolonging the risks of monetary penalties, fines and potential suspension or exclusion from the Medicare and Medicaid programs.

As discussed in Item 1., under Government Regulation, from time to time in the ordinary course of business, we receive deficiency reports from state and federal regulatory bodies resulting from such inspections or surveys. CMS's updated guidance to these surveyors incorporate recent changes to CMS’s methods for surveying infection control procedures. Additionally, CMS's recently finalized rule requiring disclosure of ownership and financial relationships between nursing facilities and property owners or management entities, as well as other state rules over ownership transparency, may provide an additional basis for further investigation, administrative action, and ultimately fines, penalties, or sanctions and could dissuade individuals and businesses from doing business with us or our independent subsidiaries.

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

Furthermore, in some states, citation of one independent subsidiaries could negatively impact other independent subsidiaries in the same state. Revocation of a license at a given facility could therefore impair our ability to obtain new licenses or to renew, or maintain, existing licenses at other facilities, which may also trigger defaults or cross-defaults under our leases and our credit arrangements, or adversely affect our ability to operate or obtain financing in the future. CMS’s proposed rules requiring disclosure of ownership, management and the owners of real property lessors or sublessors, which are greater and more intrusive than existing disclosure requirements heighten this risk. Our failure to comply with applicable legal and regulatory requirements in any single facility could negatively impact our financial condition and results of operations.

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

We have received notices of potential sanctions and remedies based upon alleged regulatory deficiencies from time to time, and such sanctions have been imposed on some of our independent subsidiaries. We have had independent subsidiaries placed on SFF status in the past and other independent subsidiaries may be identified for such status in the future. We currently have one facility placed on SFF status.
CMS’s changes to the SFF program and its look-back period may create greater risk of our facilities being subject to this program and subject to potential fines and sanctions, even after graduating from the SFF program.

As discussed in discussed in greater detail in Item 1., under Government Regulation, in October of 2022 CMS updated the SFF program with the intent to reduce the amount of time a SNF spends as an SFF and increase the number of nursing homes that progress through the SFF program. CMS clarified certain details of the SFF program updates in 2023 and how they are to be implemented by each state survey agency (SA). As part of the revisions to the SFF program, a priority in revising the SFF program was to address “yo-yo” noncompliance of SNFs that would graduate from the SFF program only to later see their compliance and quality measures regress after graduation, potentially requiring readmission to the SFF program. Among the measures implemented to avoid this issue of “yo-yo” noncompliance was a three-year lookback period for facilities that graduate from the SFF program to ensure that the quality and compliance improvements achieved through the SFF program were sustained. Facilities that graduate from the SFF program but continue to demonstrate poor compliance as evidenced by any SA’s survey, such as for actual harm, substandard quality of care, or immediate jeopardy deficiencies, may be subject to enhanced enforcement by CMS, up to and including termination from the Medicare and/or Medicaid programs.

This three-year lookback for sustained improvements by facilities that graduate the SFF program poses risk for our independent subsidiaries, specifically those that may be subject to the SFF program or that have been subject to the SFF program in the past. As of December 31, 2023, we have three facilities graduated from the SFF program within the past three years. First, for SNFs that are selected by CMS for participation in the SFF program, or which currently are in the SFF program, even graduation from the program is no longer an assurance that the SNF will be able to continue its operations. Even one survey with a significant compliance deficiency, such as actual harm or an immediate jeopardy deficiency, may result in CMS—acting solely within its discretion—terminating the SNF’s Medicare or Medicaid participation, likely triggering the termination of other payor contracts and rendering the facility economically unviable. Second, and relatedly, for SNFs that have graduated from the SFF program, they are subject to a three-year period of enhanced scrutiny where adverse findings by a SA and a single survey’s finding of poor compliance may result in CMS discretionarily terminating that facility’s Medicare and/or Medicaid participation, which would likely cause other payors to terminate their agreements with the facility as well. As a result, the financial and manpower resources needed for graduation from the SFF program may be for nothing if, in the three years following graduation from the SFF program, a SNF receives a poor survey result and permits CMS to impose fines and penalties up to the termination of the facility’s Medicare and Medicaid participation.

As discussed above, Medicare and Medicaid represent significant sources of payment for our independent subsidiaries. Any of our facilities’ loss of a Medicare or Medicaid contract would significantly harm the financial performance of that facility. Additionally, if CMS perceived there to be common upstream ownership of multiple facilities that were participants in or graduates of the SFF program, CMS may seek to take enforcement actions against those other facilities due to their common ownership based on another facility’s deficiencies after graduating the SFF program, with CMS imposing penalties up to and potentially including termination of those SNFs’ participation in the Medicare and/or Medicaid programs.
Federal minimum staffing mandates may adversely affect our labor costs, ability to maintain desired levels of patient or resident capacity, and profitability.

On September 1, 2023, CMS issued a proposed rule setting forth proposed minimum nurse staffing requirements for SNFs. As discussed in more detail in Item 1., under Government Regulation, this proposed rule contains three primary staffing proposals: 1) minimum nurse staffing standards of 0.55 HPRD for RNs and 2.45 HPRD for NAs; 2) a requirement to have a RN on-site 24 hours per day, seven days per week; and 3) requirements for enhanced facility assessments. The proposed rule features a staggered implementation of these requirements, with potential accommodations for facilities that can demonstrate financial hardship and a delayed implementation schedule for rural facilities. Within this proposed rule, CMS also seeks comments about other staffing models, including alternate, higher standards for imposing staffing minimums, which will have a potentially adverse effect on our operations and profitability, the extent of which currently is not known.

While the full effects of these proposed federal staff level minimums are not fully known at this time, the expected effects likely will be studied by industry groups in the coming months, to include within responsive comments submitted to CMS for consideration while any final rule is being prepared. The exact effects of these proposed minimum staffing levels cannot be ascertained without a final rule that will specify the required number of staff for the Company’s independent subsidiaries to comply with such a regulation, we expect that such a mandate will have adverse financial consequences upon our business. Depending on the requirements of a final mandate and the time period over which its requirements are phased in, we may be required to hire substantially more staff members, particularly nurse practitioners, registered nurses, licensed practical nurses and nursing aides than currently staffed. Additionally, a federal mandate of this nature would place similar pressure on our competitors and result in sudden, expanded demand for nursing staff across the SNF industry. This sudden demand across the SNF industry may exacerbate an already difficult labor market, with demand for nursing staff far outstripping the supply of qualified individuals, and the salary requirements of both current and prospective staff increasing markedly to increase the likelihood of recruiting and retaining skilled caregivers.
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

Third-party payors may not make timely payments for our services, and we may be unable to maintain our current payor or revenue mix. We are continuing our efforts to develop our non-Medicare and non-Medicaid sources of revenue and any changes in payment levels from current or future third-party payors could have a material adverse effect on our business and consolidated financial condition, results of operations and cash flows.
Changes in Medicare reimbursements for physician and non-physician services could impact reimbursement for medical professionals.

As discussed in greater detail in Item 1., under Government Regulation, MACRA revised the payment system for physician and non-physician services. The changes to the therapy caps imposed on Medicare Part B outpatient therapy from this law have been changed by the BBA, and are subject to future budgetary changes through rulemaking and legislation, resulting in ongoing uncertainty regarding payment for these Medicare Part B services. Under the CY 2024 PF Final Rule, reductions in conversion factor, payments to providers and conditions imposed in exchange for higher payments may impose operational requirements and working conditions that further detract from and reduce our financial performance. Similarly, new final rules concerning the PACE program and the information it will collect from our independent subsidiaries may adversely affect the risk-adjusted reimbursement.

We face numerous risks related to the COVID-19 PHE’s expiration and surrounding wind-down and uncertainty, which could individually or in the aggregate have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

The extent to which the COVID-19 PHE's termination will affect our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence. The remains uncertainty as to what changes will be made to HHS’s emergency response requirements for our SNFs and senior living facilities in order to better respond to the issues experienced during the COVID-19 PHE. Additionally, the expiration of the Emergency Waivers and other flexibilities allowed under the COVID-19 PHE create the risk of non-compliance and delays in operation as more attention is required to ensure that our operations comply with applicable laws and regulations.

As discussed in Item 1., under Government Regulation, federal, state and local regulators implemented new regulations and waived existing regulations to promote care delivery during the COVID-19 PHE, which ended as of May 11, 2023. The ending of the Emergency Waivers and wind-down of other flexibilities may require and continue to require operational change requirements on short notice. The reinstatement of waived state and federal regulations has not occurred simultaneously, requiring heightened monitoring to ensure compliance.

We and our independent subsidiaries may face continued challenges from ongoing infection control and emergency preparedness requirements made part of state laws or regulations as a result of the COVID-19 endemic. Additionally, the long-term effects of the COVID-19 pandemic may include long-term decline in demand for care in SNFs and senior living facilities, which will be borne out only through time. The extent and duration of the impact of the COVID-19 pandemic on our stock price is uncertain, our stock price may be more volatile, and our ability to raise capital could be impacted.
We may be subject to increased investigation and enforcement activities related to HIPAA violations.

HIPAA, as amended by the HITECH Act, requires us to adopt and maintain business procedures and systems designed to protect the privacy, security and integrity of patients' individual health information, in addition to state laws governing the privacy of patient information. We must comply with these state privacy laws to the extent that they are more protective of healthcare information or provide additional protections not afforded by HIPAA. The regulations enacting HIPAA periodically change and the last proposed change was issued in late 2022. This proposed rulemaking may be made final in 2023 and, if adopted as proposed, may require our independent subsidiaries to modify certain policies, procedures and practices regarding the disclosure of residents’ information. If we fail to comply with these state and federal laws, we could be subject to criminal penalties, civil sanctions, litigation, and be forced to modify our policies and procedures, in addition to undertaking costly breach notification and remediation efforts, as well as sustaining reputational harm.

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

Healthcare businesses are increasingly the target of cyberattacks whereby hackers disrupt business operations or obtain protected health information, often demanding large ransoms. At the end of the first quarter of 2023, the healthcare sector saw a 60% increase in the average weekly number of cyberattacks over 2021. By August of 2023, industry observers note that cybersecurity breaches in the healthcare industry had become less frequent, but larger in scope and affecting more patients than the prior year. Our business is dependent on the proper functioning and availability of our computer systems and networks. We cannot assure you that our safety and security measures and disaster recovery plan will prevent damage, interruption or breach of our information systems and operations. Additionally, we cannot control the safety and security of our information held by third-party vendors with whom we contract. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect, and as such we (or third-party vendors) may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications we (or third-party vendors) develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security of information systems.

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

Our independent SNFs are located in the states of Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Tennessee, Texas, Utah, Washington and Wisconsin. All states follow the current federal regulation relative to staffing, which establishes that SNFs are required to staff to meet the needs of the residents present in the facility. In addition, several states have established minimum staffing requirements for facilities operating in those states.

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

On September 1, 2023, CMS published a long-awaited proposed rule setting forth proposed SNF minimum staffing requirements at the federal level. In relevant part, these proposed federal standards require 1) minimum nurse staffing standards of 0.55 HPRD for RNs and 2.45 HPRD for NAs; and 2) a requirement to have a RN on-site 24 hours per day, seven days per week. This proposed rule contains numerous other provisions discussed in more detail in Item 1., under Government Regulation. Comments are still being submitted for this proposed rule, and the substance of both the comments and any revisions to the later-issued final rule setting forth minimum staffing requirements may influence the effect that this rule has on our business and its financial performance.

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

Similar state-level requirements in the states where our independent SNFs operate, whether such requirements are passed by statute, regulation, or executive order, may result in a shortage or inability to obtain nurses and skilled staff. Prior concerns about the COVID-19 vaccination IFR may be abated by the Omnibus Final Rule’s withdrawal of that IFR. The withdrawal of the COVID-19 vaccination IFR may allow for nursing and other personnel unwilling to receive the COVID-19 vaccination to re-enter the workforce for Medicare-certified facilities and increase the pool of hirable talent.

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

As discussed in detail in Item 1., under Government Regulation, sub-heading Part B Rehabilitation Requirements, several government actions have been taken in recent years to try and contain the costs of rehabilitation therapy services provided under Medicare Part B, including the MPPR, institution of annual caps, mandatory medical reviews for annual claims beyond a certain monetary threshold, and a reduction in reimbursement rates for therapy assistant claim modifiers. Of specific concern has been CMS efforts to lower Medicare Part B reimbursement rates for outpatient therapy services in 2021, 2022 and 2023. Such cost-containment measures and ongoing payment changes could have an adverse effect on our revenue.
The Office of the Inspector General or other regulatory authorities may choose to more closely scrutinize billing practices in areas where we operate or propose to expand, which could result in an increase in regulatory monitoring and oversight, decreased reimbursement rates, or otherwise adversely affect our business, financial condition and results of operations.

As discussed in greater detail in Item 1., under Government Regulation, Civil and Criminal Fraud and Abuse Laws and Enforcement, the OIG regularly conducts investigations regarding certain payment or compliance issues within the healthcare industry. The OIG identified SNF compliance as an issue of concern in its 2021 and 2022 semi-annual reports to Congress, and its January 2023 study regarding SNF emergency preparedness identified the need for further oversight and addition of SNF emergency readiness to the OIG's 2023 work plan. In November of 2023, OIG added to its work plan an audit of nursing homes' nurse staffing hours reported in CMS's payroll-based journal, for which OIG expects to issue a report in FY 2025. Nursing homes were also a topic of discussion in the OIG’s 2023 semiannual report to Congress, which emphasized the continued protection and oversight of care that nursing facilities provide to residents. Among other things, the OIG recommended a reduction in the use of psychotropic drugs in nursing homes and urged CMS to evaluate the appropriateness of psychotropic drug use among residents, including the use of data to identify nursing homes with higher rates of use for potential further scrutiny and action. Based on this information, SNFs in particular are potential targets for more robust scrutiny and examination by regulators. Recent publications and statements by the Biden-Harris Administration have also called for greater scrutiny of SNF facilities.

To respond to the local community needs and the shifting of higher acuity patients from the acute care setting to the SNF setting, over time our overall patient mix has consistently shifted to higher acuity and higher-resource utilization patients in most facilities we operate. We also use specialized care-delivery software that assists our caregivers in more accurately capturing and recording activities of daily living services, among other things. These efforts may place us under greater scrutiny with the OIG, CMS, our fiscal intermediaries, recovery audit contractors and others.
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

Newly enacted and proposed legislation in the States where our independent subsidiaries are located may affect our operations in terms of individual litigation and the broader regulatory environment.

A bill in the State of California was recently signed into law which increases the cap of non-economic damages awarded to plaintiffs who are successful in medical malpractice litigation. The cap increases from $0.25 million to $0.35 million beginning on January 1, 2023, then increases over the following 10 years until the cap reaches a maximum of $0.75 million, with further adjustments for inflation. In wrongful death cases, the cap increases from $0.25 million to $0.5 million on January 1, 2023, with incremental increases over the following 10 years until the cap reaches a maximum of $1.0 million, with adjustments for inflation. Due to California's influence on other states, other jurisdictions where we operate may enact similar laws. Similar to the potential incentive of increased damages caps, the Supreme Court’s recent decision in certain case may increase public interest in potential claims against SNFs and senior living facilities, particularly pertaining to specific civil rights claims against governmental actors rather than general liability claims against privately owned SNFs such as those operated by our independent subsidiaries. While there may be additional claims and litigation that arise from the Supreme Court's decision that have an adverse impact on our cash flow, it is not expected that the decision will have a significant impact on our business.

Another example, California’s adoption of the Skilled Nursing Facility Ownership and Management Reform Act of 2022, discussed in Item 1., Government Regulation, imposes new requirements for obtaining licenses to operate SNFs. These new requirements may delay or limit the ability to obtain new SNF licenses within that state, whether through acquisition of existing facilities or opening a new facility. This new law's obligations may increase the costs of obtaining licensure, make applications more time-consuming and complex, and may result in civil penalties and other sanctions against our independent subsidiaries in the event they are not compliant with these new licensure application requirements. As a result, this new law may delay or impede growth within California. As with the bill that increases the cap of non-economic damages for medical malpractice litigation, California’s influence on other states may result in this legislation becoming a model for other states and having similar, potentially adverse effects within those jurisdictions as well.

More recently, California’s legislature has proposed bills related to increasing the minimum wage for workers, spending requirements and increased disclosure. As discussed in Item 1., Government Regulation, these proposed bills would create new and costly obligations on our independent subsidiaries if they became law and if enacted, would adversely affect our business, operations, and profitability.

As another example, Texas passed a bill which partially restored Medicaid state relief funding for SNFs through August 31, 2023, while it also considered legislation that contained direct care spending requirements and ownership, similar to proposed federal rulemaking discussed in Item 1., Government Regulation. While this bill provided financial relief to our independent subsidiaries in Texas, other proposed bills may impose the same regulatory requirements and limitations inherent in both the proposed legislation in other states and the federally proposed rule requiring disclosure of such information in applications and change-of-ownership disclosures, which may adversely affect our business, operations, and profitability.
Changes to federal and state employment-related laws and regulations could increase our cost of doing business.

Our independent subsidiaries are subject to a variety of federal and state employment-related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act that governs such matters as minimum wages, overtime and other working conditions, the ADA and similar state laws that provide civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas, the National Labor Relations Act, regulations of the EEOC, regulations of the Office of Civil Rights, regulations of state attorney generals, family leave mandates and a variety of similar laws enacted by the federal and state governments that govern these and other employment law matters.

On October 13, 2023, the California Governor signed into law a bill that impacts the minimum wage of healthcare workers. Effective June 1, 2024, the law raises the minimum wage for California healthcare employees and sets a new standard salary threshold for those who are considered exempt healthcare employees. The bill only becomes effective for SNFs if a patient care minimum spending bill is also passed, which is expected to be introduced in the near future. If the minimum wage that must be paid to SNF employees in California increases, this would result in increased labor costs and challenges achieving or maintaining profitability within the state. Further, as states raise industry specific minimum wages employees will anticipate higher pay, placing additional pressure on our business to meet wage demands and compete for skilled talent in an already challenging labor market.

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

On September 1, 2023, CMS published a long-awaited proposed rule setting forth proposed SNF minimum staffing requirements at the federal level. In relevant part, these proposed federal standards require 1) minimum nurse staffing standards of 0.55 HPRD for RNs and 2.45 HPRD for NAs; and 2) a requirement to have a RN on-site 24 hours per day, seven days per week. This proposed rule contains numerous other provisions discussed in more detail in Item 1., under Government Regulation. Comments are still being submitted for this proposed rule, and the substance of both the comments and any revisions to the later-issued final rule setting forth minimum staffing requirements may influence the effect that this rule has on our business and its financial performance. Any implementation of this proposed rule, however, is likely to increase demand for labor, including skilled caregivers, increase our costs, and may adversely affect our financial performance.

The compliance costs associated with these laws and evolving regulations could be substantial. By way of example, all of our independent subsidiaries are required to comply with the ADA, which has separate compliance requirements for “public accommodations” and “commercial properties,” but generally requires that buildings be made accessible to people with disabilities. Compliance with ADA requirements could require removal of access barriers and non-compliance could result in imposition of government fines or an award of damages to private litigants. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons. In addition, federal proposals to introduce a system of mandated health insurance and flexible work time and other similar initiatives could, if implemented, adversely affect our operations. We also may be subject to employee-related claims such as wrongful discharge, discrimination or violation of equal employment law. While we are insured for these types of claims, we could be subject to damages that are not covered by our insurance policies or that exceed our insurance limits, and we may be required to pay such damages directly, which would negatively impact our cash flow from operations.
Required regulatory approvals could delay or prohibit transfers of our healthcare operations, which could result in periods in which we are unable to receive reimbursement for such properties.

The operations of our independent subsidiaries must be licensed under applicable state law and, depending upon the type of operation, certified or approved as providers under the Medicare and/or Medicaid programs. In the process of acquiring or transferring operating assets, our operations must receive change of ownership approvals from state licensing agencies, Medicare and Medicaid as well as third-party payors. Proposed rules regarding the disclosure of SNF facility ownership, if made effective, may increase the scrutiny placed on companies that operate, directly or indirectly, multiple SNFs, and may subject our licensing and approval process to additional scrutiny or delays. If there are any delays in receiving regulatory approvals from the applicable federal, state or local government agencies, or the inability to receive such approvals, such delays or denials could result in delayed or lost reimbursement related to periods of service prior to the receipt of such approvals, which could negatively impact our cash position.
Compliance with federal and state fair housing, fire, safety and other regulations may require us to make unanticipated expenditures, which could be costly to us.

We must comply with the federal Fair Housing Act and similar state laws, which prohibit us from discriminating against individuals if it would cause such individuals to face barriers in gaining residency in any of our independent subsidiaries. Additionally, the Fair Housing Act and other similar state laws require that we advertise our services in such a way that we promote diversity and not limit it. We may be required, among other things, to change our marketing techniques to comply with these requirements.

In addition, our independent subsidiaries are required to operate in compliance with applicable fire and safety regulations, building codes and other land use regulations and food licensing or certification requirements as they may be adopted by governmental agencies and bodies from time to time. Like other healthcare facilities, our independent SNFs are subject to periodic surveys or inspections by governmental authorities to assess and assure compliance with regulatory requirements. Surveys occur on a regular (often annual or biannual) schedule, and special surveys may result from a specific complaint filed by a patient, a family member or one of our competitors. We may be required to make substantial capital expenditures to comply with these requirements. In some cases, we may be unable to comply with new regulations prior to their effective date exposing us to potential fines or regulatory action.
We depend largely upon reimbursement from third-party payors, and our revenue, financial condition and results of operations could be negatively impacted by any changes in the acuity mix of patients in our independent subsidiaries as well as payor mix and payment methodologies.

Our revenue is affected by the percentage of the patients of our independent subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability. We generally receive higher reimbursement rates for high acuity patients, and payors reimburse us at different rates. For the year ended December 31, 2023 and 2022, 72.6% and 73.7%, of our revenue was provided by government payors that reimburse us at predetermined rates, respectively. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our independent subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

As discussed under Item 1., Government Regulation, the Biden-Harris Administration has requested HHS and CMS conduct studies to evaluate potential staffing, data reporting, employee compensation and retention, and resident experience regulations that may result in a reduction of our revenue from Medicare and Medicaid. CMS first requested information regarding these priorities in 2022 and subsequently published further requests for information from the public in the Federal Register to aid in studies and anticipated rulemaking. CMS's proposed rule regarding disclosure of significant information regarding their ownership, operations, management and the owners of real property leased or subleased by our independent subsidiaries, may result in additional regulatory requirements for participation in those programs.
We are subject to litigation that could result in significant legal costs and large settlement amounts or damage awards.

The skilled nursing business involves a significant risk of liability given the age and health of the patients and residents of our independent subsidiaries and the services we provide. The industry has experienced an increased trend in the number and severity of litigation claims, due in part to the number of large verdicts, including large punitive damage awards. These claims are filed based upon a wide variety of claims and theories, including deficiencies under conditions of participation under certain state and federal healthcare programs. Plaintiffs' attorneys have become increasingly more aggressive in their pursuit of claims against healthcare providers, including skilled nursing providers, employing a wide variety of advertising and solicitation activities to generate more claims. The increased caps on damages awarded in such actions, as discussed above, may trigger a larger number of these lawsuits against our independent subsidiaries in California and other states that adopt similar legislation. The defense of lawsuits has in the past, and may in the future, result in significant legal costs, regardless of the outcome. Additionally, increases to the frequency and/or severity of losses from such claims and suits may result in increased liability insurance premiums or a decline in available insurance coverage levels, which could materially and adversely affect our business, financial condition and results of operations.

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

We are subject to potential lawsuits under the FCA and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare or Medicaid) or other payor. Under the qui tam or "whistleblower" provisions of the FCA, a private individual with knowledge of fraud or potential fraud may bring a claim on behalf of the federal government and receive a percentage of the federal government's recovery. Due to these whistleblower incentives, qui tam lawsuits have become more frequent. For example, despite the decision of the DOJ to decline to participate in litigation based on the subject matter of its previously issued CID, the involved qui tam relator moved forward with the complaint in December 2020. Refer to Item 3. Legal Proceedings for additional information on this case.

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

Our independent subsidiaries use arbitration agreements, which have generally been favored by the courts, to streamline the dispute resolution process and reduce our exposure to legal fees and excessive jury awards. CMS has identified these arbitration agreements as an area of focus and issued guidance to state surveyors regarding federal requirements for the use of arbitration agreements in nursing home care, with non-compliance potentially resulting in fines and other sanctions. If we are not able to secure pre-admission arbitration agreements, our litigation exposure and costs of defense in patient liability actions could increase, our liability insurance premiums could increase, and our business may be adversely affected.

The outcomes of any of these litigation matters are difficult to predict and litigation and other legal claims are subject to inherent uncertainties. Those uncertainties include, but are not limited to, litigation costs and attorneys’ fees, unpredictable judicial or jury decisions and the differing laws and judicial proclivities regarding damage awards among the states in which we operate. A further complication is that even where the possibility of an adverse outcome is remote under traditional legal analysis, juries sometimes substitute their subjective views in place of facts and established legal principles. Unexpected outcomes in such legal proceedings, or changes in management’s evaluation or predictions of the likely outcomes of such proceedings (possibly resulting in changes in established reserves) could have a material adverse effect on our business, financial condition, and results of operations.
We conduct regular internal investigations into the care delivery, recordkeeping and billing processes of our independent subsidiaries. These reviews sometimes detect instances of noncompliance which we attempt to correct, which can decrease our revenue.

As an operator of healthcare facilities, we have a program to help us comply with various requirements of federal and private healthcare programs. Our compliance program includes, among other things, (1) policies and procedures modeled after applicable laws, regulations, sub-regulatory guidance and industry practices and customs that govern the clinical, reimbursement and operational aspects of our subsidiaries; (2) training about our compliance process for all of the employees of our independent subsidiaries, our directors and officers, and training about Medicare and Medicaid laws, fraud and abuse prevention, clinical standards and practices, and claim submission and reimbursement policies and procedures for appropriate employees; and (3) internal controls that monitor, among other things, the accuracy of claims, reimbursement submissions, cost reports and source documents, provision of patient care, services, and supplies as required by applicable standards and laws, accuracy of clinical assessment and treatment documentation, and implementation of judicial and regulatory requirements (i.e., background checks, licensing and training).

From time to time our systems and controls highlight potential compliance issues, which we investigate as they arise. Historically, we have, and will continue to do so in the future, initiated internal inquiries into possible recordkeeping and related irregularities at our independent SNFs, which were detected by our internal compliance team in the course of its ongoing reviews.

Through these internal inquiries, we have identified potential deficiencies in the assessment of and recordkeeping for small subsets of patients. We have assisted in implementing, targeted improvements in the assessment and recordkeeping practices to make them consistent with the existing standards and policies applicable to our independent SNFs. We continue to monitor the measures implemented for effectiveness and perform follow-up reviews to ensure compliance. Consistent with healthcare industry accounting practices, we record any charge for refunded payments against revenue in the period in which the claim adjustment becomes known.

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
We may be unable to complete future facility or business acquisitions at attractive prices or at all, which may adversely affect our revenue; we may also elect to dispose of underperforming or non-strategic independent subsidiaries, which would also decrease our revenue.

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

We may not be able to successfully or efficiently integrate new acquisitions of facilities and businesses with our existing independent subsidiaries, culture and systems. The process of integrating acquisitions into our existing operations may result in unforeseen operating difficulties, divert management's attention from existing operations, or require an unexpected commitment of staff and financial resources, and may ultimately be unsuccessful. Existing operations available for acquisition frequently serve or target different markets than those that we currently serve. We also may determine that renovations of acquired facilities and changes in staff and operating management personnel are necessary to successfully integrate those acquisitions into our existing operations. We may not be able to recover the costs incurred to reposition or renovate newly independent subsidiaries. The financial benefits we expect to realize from many of our acquisitions are largely dependent upon our ability to improve clinical performance, overcome regulatory deficiencies, rehabilitate or improve the reputation of the operations in the community, increase and maintain occupancy, control costs, and in some cases change the patient acuity mix. If we are unable to accomplish any of these objectives at the independent subsidiaries we acquire, we will not realize the anticipated benefits and we may experience lower than anticipated profits, or even losses.
During the year ended December 31, 2023, we expanded our operations and real estate portfolio through a combination of long-term leases and real estate purchases, with the addition of 26 skilled nursing operations. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage facilities we may acquire in the future. Also, the newly acquired facilities may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such facilities quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our acquisitions, and our business may suffer.
In undertaking acquisitions, we may be adversely impacted by costs, liabilities and regulatory issues that may adversely affect our operations.

In undertaking acquisitions, we also may be adversely impacted by unforeseen liabilities attributable to the prior providers who operated those facilities, against whom we may have little or no recourse. Many facilities we have historically acquired were underperforming financially and had clinical and regulatory issues prior to and at the time of acquisition. Even where we have improved independent subsidiaries and patient care at facilities that we have acquired, we still may face post-acquisition regulatory issues related to pre-acquisition events. These may include, without limitation, payment recoupment related to our predecessors' prior noncompliance, the imposition of fines, penalties, operational restrictions or special regulatory status. Further, we may incur post-acquisition compliance risk due to the difficulty or impossibility of immediately or quickly bringing non-compliant facilities into full compliance. Diligence materials pertaining to acquisition targets, especially the underperforming facilities that often represent the greatest opportunity for return, are often inadequate, inaccurate or impossible to obtain, sometimes requiring us to make acquisition decisions with incomplete information. Despite our due diligence procedures, facilities that we have acquired or may acquire in the future may generate unexpectedly low returns, may cause us to incur substantial losses, may require unexpected levels of management time, expenditures or other resources, or may otherwise not meet a risk profile that our investors find acceptable.

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

As discussed in Item 1., under Government Regulation, CMS provides comparative public data, rating every SNF operating in each state based upon quality-of-care indicators. Certain private organizations engage in similar monitoring and ranking activities. CMS’s system is the Five-Star Quality Rating System which gives each nursing home a rating of between one and five stars in various categories, with five-star ratings harder to obtain over time. The ratings are available on a consumer-facing website, Nursing Home Compare. In cases of acquisitions, the previous operator's clinical ratings are included in our overall Five-Star Quality Rating and the rating may not reflect the improvements we were able to make until it is recalculated. Based on CMS's guidance and regulations, we expect more data to be collected by CMS and reported on the Nursing Home Compare website in the future. Additionally, CMS's ownership transparency final rule, which requires the disclosure of SNF ownership and affiliated parties, will ultimately provide for the public disclosure of information reported to CMS under that rule. This publicly available information may result in potential residents perceiving our highly rated facilities to be less desirable if they share ownership with lower rated facilities, even if the lower rated facility is a new acquisition or has a lower score for reasons beyond our control.

CMS continues to increase quality measure thresholds, making it more difficult to achieve upward and five-star ratings. CMS increased its quality measure thresholds in October of 2022, making it more difficult for facilities to obtain or maintain four- and five-star ratings, which were most recently re-calculated in July of 2023, allowing only 10% of nursing facilities within a state to receive a five-star rating. CMS discloses the increasing standards for four- and five-star ratings in its star rating cut point table, which discloses the points needed for each star rating within every state. CMS has indicated that it will increase these quality measure thresholds every six months. Some facilities may see a decline in their overall five-star rating absent any new inspection information, and as a result the five-star ratings of our independent subsidiaries may decline even as their quality measures remain unchanged or improve. Additionally, on the Nursing Home Compare website, CMS recently began displaying a consumer alert icon next to nursing homes that have been cited on inspection reports for incidents of abuse, neglect, or exploitation. In July of 2022, CMS updated the scoring measures used for SNFs to include six dimensions of staffing and turnover, which may adversely affect the rating of our facilities on the Nursing Home Compare website.

In July 2023, CMS revised the nursing-home level exclusion criteria used on the administrator turnover measure, adding information regarding its calculation of the staff turnover measure and publishing an updated ratings table, which identifies the points needed for each nursing facility to obtain certain star ratings within its state. This change made it more competitive to obtain a five-star rating, and more difficult to maintain such a rating once achieved. Only 10% of nursing facilities can receive a five-star rating in the state where it operates. The July 2023 change also increases the pressure on our independent subsidiaries to obtain a smaller number of available five-star ratings, as lower ratings may make it more difficult to attract prospective residents to receive our services.

In September 2023, CMS announced that it will update the staffing level case-mix adjustment methodology and freeze four of the quality measures used in the Nursing Home Five-Star Quality Rating System beginning with the April 2024 refresh of the Nursing Home Compare website data. In July 2024, CMS will change the staffing case-mix adjustment methodology to a model based on PDPM. The Nursing Home Compare website will then begin posting staffing level measures that use this methodology. CMS will revise the staffing rating thresholds to maintain the same distribution of points for staffing measures that will be affected by this freeze and replacement. Further, CMS will penalize SNFs that submit erroneous data, or fail to submit data, by awarding them the lowest possible rating on that measure. We may be significantly affected if any of our independent subsidiaries fail to submit information for the MDS in 2024, or if CMS deems their MDS submissions to be erroneous. In addition to the uncertainty created by coming changes to CMS’s five-star ratings that currently are unknown, the potential negative consequences of freezing unfavorable data may adversely affect our star rating and negatively impact our ability to attract residents.

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

With few exceptions, workers compensation and employee health insurance costs have also increased markedly in recent years and are expected to increase in the future. To partially offset these increases, we have increased the amounts of our self-insured retention and deductibles in connection with general and professional liability claims. We also have implemented a self-insurance program for workers compensation in all states, and elected non-subscriber status for workers compensation in Texas. Due to the nature of our business and the residents we serve, including the risk of claims from residents as well as potential governmental action, it may be difficult to complete the underwriting process and obtain insurance at commercially reasonable rates. If we are unable to obtain insurance, or if insurance becomes more costly for us to obtain, or if the coverage levels we can economically obtain decline, our business may be adversely affected.

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
The geographic concentration of our independent subsidiaries could leave us vulnerable to an economic downturn, regulatory changes or acts of nature in those areas.

Our independent subsidiaries located in Arizona, California, and Texas account for the majority of our total revenue. As a result of this concentration, the conditions of local economies and real estate markets, changes in governmental rules, presence and participation of insurers, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our revenue, costs and results of operations. Moreover, since over 24% of our independent subsidiaries are located in California, we are particularly susceptible to revenue loss, cost increase or damage caused by natural disasters such as electrical power shortages, fires, earthquakes or mudslides, or increased liabilities that may arise from regulations as discussed within Item 1., under Government Regulation.

In addition, our independent subsidiaries in Iowa, Nebraska, Kansas, South Carolina, Washington and Texas are more susceptible to revenue loss, cost increases or damage caused by natural disasters including hurricanes, tornadoes and flooding. These acts of nature may cause disruption to us, the employees of our independent subsidiaries, which could have an adverse impact on the patients of our independent subsidiaries and our business. In order to provide care for the patients of our independent subsidiaries, we are dependent on consistent and reliable delivery of food, pharmaceuticals, utilities and other goods to our independent subsidiaries, and the availability of employees to provide services. If the delivery of goods or the ability of employees to reach our independent subsidiaries were interrupted in any material respect due to a natural disaster or other reasons, it would have a significant impact on our independent subsidiaries and our business. Furthermore, the impact, or impending threat, of a natural disaster may require that we evacuate one or more facilities, which would be costly and would involve risks, including potentially fatal risks, for the patients. The impact of disasters and similar events is inherently uncertain. Such events could harm the patients and employees of our independent subsidiaries, severely damage or destroy one or more of our independent subsidiaries, harm our business, reputation and financial performance, or otherwise cause our business to suffer in ways that we currently cannot predict.

The actions of a national labor union that has pursued a negative publicity campaign criticizing our business in the past may adversely affect our revenue and our profitability.

We continue to maintain our right to inform the employees of our independent subsidiaries about our views of the potential impact of unionization upon the workplace generally and upon individual employees. Historically, the staff at our independent subsidiaries that have been approached to unionize have uniformly rejected union organizing efforts. Forthcoming proposed rules from CMS, which, based on the Biden-Harris Administration's executive orders discussed under Government Regulation in Item 1., as well as potential legislation such as the HCBS Access Act aimed toward providing more resources to those considering care-based careers, may increase the likelihood of employee unionization due to increased emphasis on care-based careers in SNF facilities. If employees decide to unionize, our cost of doing business could increase, and we could experience contract delays, difficulty in adapting to a changing regulatory and economic environment, cultural conflicts between unionized and non-unionized employees, strikes and work stoppages, and we may conclude that affected facilities or operations would be uneconomical to continue operating.
Because we lease the majority of our independent subsidiaries, we are subject to risks associated with leased real property, including risks relating to lease termination, lease extensions and special charges, any of which could adversely affect our business, financial position or results of operations.

As of December 31, 2023, we leased 214 of our 297 independent subsidiaries. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.

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
Failure to generate sufficient cash flow to cover required payments or meet operating covenants under our long-term debt, mortgages and long-term operating leases could result in defaults under such agreements and cross-defaults under other debt, mortgage or operating lease arrangements, which could harm our independent subsidiaries and cause us to lose facilities or experience foreclosures.

Our Credit Facility has a borrowing capacity of up to $600.0 million in aggregate principal amount. As of December 31, 2023 and through the filing date of this report, we had no outstanding borrowings under our Credit Facility. Twenty-three of our subsidiaries have mortgage loans insured with the Department of Housing and Urban Development (HUD) for an aggregate amount of $150.2 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The terms of the mortgage loans range from 25- to 35-years.

We also have one outstanding promissory note with an aggregate principal amount of approximately $2.1 million as of December 31, 2023. The term of the note is 12 years. Because this promissory note is insured with HUD, our borrower subsidiary under the note is subject to HUD oversight and periodic inspections.

In addition, we had $2.7 billion of future operating lease obligations as of December 31, 2023. We intend to continue financing our independent subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

Because our term loans, promissory note, bonds, mortgages and lease obligations are fixed expenses and secured by specific assets, and because our revolving loan obligations are secured by virtually all of our assets, if reimbursement rates, patient acuity mix or occupancy levels decline, or if for any reason we are unable to meet our loan or lease obligations, we may not be able to cover our costs and some or all of our assets may become at risk. Our ability to make payments of principal and interest on our indebtedness and to make lease payments on our operating leases depends upon our future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our independent subsidiaries, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt or to make lease payments on our operating leases, we may be required, among other things, to seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets, reduce or delay planned capital expenditures or delay or abandon desirable acquisitions. Such measures might not be sufficient to enable us to service our debt or to make lease payments on our operating leases. The failure to make required payments on our debt or operating leases or the delay or abandonment of our planned growth strategy could result in an adverse effect on our future ability to generate revenue and sustain profitability. In addition, any such financing, refinancing or sale of assets might not be available on terms that are economically favorable to us, or at all.
Move-in and occupancy rates may remain unpredictable even after the COVID-19 pandemic is over.

Occupancy levels at our operations have not returned to pre-COVID-19 rates despite the end of the PHE. Facilities experiencing decreases in move-in rates cite resident or family member concerns as the basis for such decreases. These and other similar concerns may continue to impact our ability to attract new residents and our ability to retain existing residents.
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

We lease 30 of our properties to third-party operators. In the future, we might expand our leasing property portfolio to additional tenants. We have very limited control over the success or failure of our tenants’ and operators’ businesses and, at any time, a tenant or operator may experience a downturn in its business that weakens its financial condition. If that happens, the tenant or operator may fail to make its payments to us when due. Although our lease agreements give us the right to exercise certain remedies in the event of default on the obligations owing to us, we may determine not to do so if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches.

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
The majority of our independent subsidiaries have historically been SNFs. As we expand our presence in other relevant healthcare industries, our existing overall business model will continue to change and expose our company to risks in markets in which we have limited experience, such as the Eliminating Kickbacks in Recovery Act and other state laws that are not as well-developed in regulation and decisional authority as their federal equivalents. We expect that we will have to adjust certain elements of our existing business model, which could have an adverse effect on our business.
If our referral sources fail to view us as an attractive skilled nursing provider, or if our referral sources otherwise refer fewer patients, our patient base may decrease.
We rely significantly on appropriate referrals from hospitals, physicians, and other healthcare providers in the communities in which we deliver our services to attract appropriate residents and patients to our independent subsidiaries. Our referral sources are not obligated to refer business to us and may refer business to other healthcare providers. We believe many of our referral sources refer business to us as a result of the quality of our patient care and our efforts to establish and build a relationship with our referral sources. If we lose, or fail to maintain, existing relationships with our referral resources, fail to develop new relationships, or if we are perceived by our referral sources as not providing high quality patient care, our occupancy rate and the quality of our patient mix could suffer. In addition, if any of our referral sources have a reduction in patients whom they can refer due to a decrease in their business, our occupancy rate and the quality of our patient mix could suffer.

We may need additional capital to fund our independent subsidiaries and finance our growth, and we may not be able to obtain it on terms acceptable to us, or at all, which may limit our ability to grow.
Our ability to maintain and enhance our independent subsidiaries and equipment in a suitable condition to meet regulatory standards, operate efficiently and remain competitive in our markets requires us to commit substantial resources to continued investment in our independent subsidiaries and equipment. We are sometimes more aggressive than our competitors in capital spending to address issues that arise in connection with aging and obsolete facilities and equipment. In addition, continued expansion of our business through the acquisition of existing facilities, expansion of our existing facilities and construction of new facilities may require additional capital, particularly if we were to accelerate our acquisition and expansion plans. Financing may not be available to us or may be available to us only on terms that are not favorable, including being subject to interest rates that are higher than those incurred in the recent past. In addition, some of our outstanding indebtedness and long-term leases restrict, among other things, our ability to incur additional debt. If we are unable to raise additional funds or obtain additional funds on terms acceptable to us, we may have to delay or abandon some or all of our growth strategies. Further, if additional funds are raised through the issuance of additional equity securities, the percentage ownership of our stockholders would be diluted. Any newly issued equity securities may have rights, preferences or privileges senior to those of our common stock.
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

Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including U.S. treasury securities. As a result of the uncertain domestic and global political, economic, credit and financial market conditions, including the significant increases in the federal funds rate since 2021, an increase in the Consumer Price Index of 7% in 2022, expected Consumer Price Index increases above historical norms for 2023, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Given that future deterioration in the U.S. and global credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our cash, cash equivalents, or investments will not occur. Uncertainty surrounding the trading market for U.S. government securities or impairment of the U.S. government's ability to satisfy its obligations under such treasury securities could impact the liquidity or valuation of our current portfolio of cash, cash equivalents, and investments, a substantial portion of which were invested in U.S. treasury securities. Further, continued domestic and international political uncertainty, along with credit, and financial market uncertainty, may make it difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
In forty-one states, including some of the largest where we operate, state Medicaid benefits are administered through MCOs. Typically, these MCOs manage commercial health and federal Medicare Advantage benefits under a managed care contract. Nationally, MCOs cover approximately 57 million and 30 million Medicaid and Medicare Advantage beneficiaries, respectively. MCOs may be more aggressive than state Medicaid and federal Medicare agencies in denying claims or seeking recoupment of payments so that their services under these managed contracts are profitable. The additional steps created by the use of MCOs in disbursement of funds creates more risk of delayed, reduced, or recouped payments for our independent subsidiaries, and additional avenues for risks that include fines and other sanctions, including suspension or exclusion from participation in various governmental programs.
Compliance with the regulations of the Department of Housing and Urban Development may require us to make unanticipated expenditures which could increase our costs.
Twenty-three of our independent subsidiaries are currently subject to regulatory agreements with HUD that give the Commissioner of HUD broad authority to require us to be replaced as the operator of those facilities in the event that the Commissioner determines there are operational deficiencies at such facilities under HUD regulations. Compliance with HUD's requirements can often be difficult because these requirements are not always consistent with the requirements of other federal and state agencies. Appealing a failed inspection can be costly and time-consuming and, if we do not successfully remediate the failed inspection, we could be precluded from obtaining HUD financing in the future or we may encounter limitations or prohibitions on our operation of HUD-insured facilities.
If we fail to safeguard the monies held in our patient trust funds, we will be required to reimburse such monies, and we may be subject to citations, fines and penalties.

Each of our independent subsidiaries is required by federal law to maintain a patient trust fund to safeguard certain assets of their residents and patients. If any money held in a patient trust fund is misappropriated, we are required to reimburse the patient trust fund for the amount of money that was misappropriated. If any monies held in our patient trust funds are misappropriated in the future and are unrecoverable, we will be required to reimburse such monies, and we may be subject to citations, fines and penalties pursuant to federal and state laws.
We are a holding company with no operations and rely upon our multiple independent subsidiaries to provide us with the funds necessary to meet our financial obligations. Liabilities of any one or more of our subsidiaries could be imposed upon us or our other subsidiaries.

We are a holding company with no direct operating assets, employees or revenue. Each of our independent subsidiaries is operated through a separate, wholly-owned, independent subsidiary, which has its own management, employees and assets. Our principal assets are the equity interests we directly or indirectly hold in our multiple operating and real estate holding subsidiaries. As a result, we are dependent upon distributions from our subsidiaries to generate the funds necessary to meet our financial obligations and pay dividends. Our subsidiaries are legally distinct from us and have no obligation to make funds available to us. The ability of our subsidiaries to make distributions to us will depend substantially on their respective operating results and will be subject to restrictions under, among other things, the laws of their jurisdiction of organization, which may limit the amount of funds available for distribution to investors or stockholders, agreements of those subsidiaries, the terms of our financing arrangements and the terms of any future financing arrangements of our subsidiaries.
If the separation of Pennant fails to qualify as generally tax-free for U.S. federal income tax purposes, we and our stockholders could be subject to significant tax liabilities.

The spin-off in 2019 is intended to qualify for tax-free treatment to us and our stockholders for U.S. federal income tax purposes. Accordingly, completion of the transaction was conditioned upon, among other things, our receipt of opinions from outside tax advisors that the distributions would qualify as a transaction that is intended to be tax-free to both us and our stockholders for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code. The opinions were based on and relied on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings, including those relating to the past and future conduct. If any of these facts, assumptions, representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if any of the parties' breach any of their respective covenants relating to the transactions, the tax opinions may be invalid. Moreover, the opinions are not binding on the IRS or any courts. Accordingly, notwithstanding receipt of the opinion, the IRS could determine that the distribution and certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes.

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

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (Treasury). Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect Standard Bearer's investors or Standard Bearer. We cannot predict how changes in the tax laws, including any tax reform called for by the current presidential administration, might affect Standard Bearer or its investors. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect its ability to qualify to be taxed as a REIT or the U.S. federal income tax consequences to Standard Bearer or its investors of such qualification. For instance, the Tax Cuts and Jobs Act (TCJA) significantly changed the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their shareholders. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or any future law changes on REITs or their shareholders. Changes to the U.S. federal tax laws and interpretations thereof, whether under the TCJA or otherwise, could adversely affect an investment in our stock. Additionally, REIT's that are related to our operation will likely be subject to the disclosure requirements of CMS's ownership transparency final rule, and may subject these REITs to additional public scrutiny.

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

We are also subject to the anti-takeover provisions of Section 203 of the General Corporation Law of the State of Delaware. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third-party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 203, “interested stockholder” means, generally, someone owning more than 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203.

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

Item 1B. UNRESOLVED STAFF COMMENTS

    None.

Item 1C. CYBERSECURITY

We utilize information technology that enables our operational leaders to access and share with their peers, both clinical and financial performance data in real time. Armed with relevant and current information, our operation leaders and their management teams can share best practices and the latest information, adjust to challenges and opportunities on a timely basis, improve quality of care, mitigate risk and improve both clinical outcomes and financial performance. We have also invested in specialized healthcare technology systems to assist our nursing and support staff. We have installed software and touch-screen interface systems in each operation to enable our clinical staff to monitor and deliver patient care and record patient information more efficiently. We believe these systems have improved the quality of our medical and billing records, while improving the productivity of our staff. Such uses of information systems give rise to cybersecurity risks, including system disruption, security breach, ransomware, theft, espionage and inadvertent release of information.

RISK MANAGEMENT AND STRATEGY

Risk Management
We assess and identify security risk to the organization by:
•conducting assessments of risk including likelihood and magnitude from unauthorized access, use, disclosure, disruption, modification or destruction of information systems and the related information processes, stored, or transmitted.
•performing risk assessments and producing security assessment reports that document the results of the assessment for use and review by information technology (IT) senior leadership, including the Service Center's Chief Information Officer.
•ensuring security controls are assessed for effectiveness, are implemented correctly, operating as intended and producing the desired outcome; and
•continuously scanning for vulnerabilities and remedying all vulnerabilities in accordance with the associated risk.

Monitoring
We have established a continuous monitoring strategy and program, which includes:
•a set of defined security metrics to be monitored.
•performance of security control assessments on an ongoing basis.
•addressing results of analysis and reporting security status to the executive team.
•monitoring information systems to detect attacks and indicators of potential attacks.
•identification of unauthorized use of the information system resources; and
•deployment of monitoring devices strategically within the information system environment.

Data Protection

We have implemented an Information Security Management System (ISMS) Program to secure sensitive data protected by us. This program includes:
•Establishing policies governing data security.
•Monitoring data access throughout the organization’s independent subsidiaries.
•Providing continuous security training and awareness.
•Establishing controls over devices on the network which are actively tracked, monitored and evaluated for new, missing, or updated software needed to strengthen security on the device, patch known vulnerabilities, or stabilize software or operating system issues.
•Protecting sensitive data through encryption techniques.
•Designing and implementing systems to include backup and recoverability principles, such as periodic data backups and safeguards in the case of a disaster.

Incident Management Plan
Our cybersecurity incident management plan comprises the following six-step process:
•The Service Center's Chief Information Officer and Director of Information Security lead its Information Security Office (ISO) team in the development, documentation, review and testing of security procedures and incident management procedures. Beyond initial creation, procedures are continually re-assessed, updated and tested on an ongoing basis.
•The Service Center's Chief Information Officer and Director of Information Security work with the Executive Team on the identification, assessment, verification and classification of incidents to determine affected stakeholders and appropriate parties for contact.
•The Service Center's Chief Information Officer and Director of Information Security are responsible for launching the Incident Response Team (IRT) if necessary and for notification to the Executive Team, who in turn will contact the Board of Directors and the Audit Committee to validate that the response is being addressed appropriately.
•The IRT, in consultation with outside experts if needed, is responsible for the following:
•Initial containment by making tactical changes to the computing environment to mitigate active threats based on currently known information.
•Analysis to establish the root cause of incidents, identification and evidence collection from all affected machines and log sources, threat intelligence and other information sources. Once all appropriate information has been collected, we perform a careful analysis using forensically-sound tools and methods to prevent any contamination of evidence.
•Incident containment by further analyzing additional information and further identifying any additional compromised machines or resources not previously identified.
•Incident eradication by re-assessing the root cause of incidents where solutions are then implemented to solve underlying problems and prevent re-occurrence.
•Recovery and restoring normal business functionality, which includes the reversal of any damage caused by the incident and responding as necessary.
•Review after closure of each incident and conducting a lessons learned analysis to improve prevention and help to make incident response processes more efficient and effective. Also, the IRT evaluates competency and any additional training requirements needed. A final incident report will then be provided to key stakeholders and IRT members, which includes, but is not limited to the summary of the incident and its impact, a timeline of events, a detailed description of the incident, an evaluation of the organizational response and an assessment of the damages.

We have not experienced a material cybersecurity breach in the past five years and, as a result, there have been no charges related to a breach in the past five years. Moreover, no risks from cybersecurity threats have materially affected our business strategy, results of operations, or financial condition. While we have implemented processes and procedures that we believe are tailored to address and mitigate the cybersecurity threats that our Company faces, there can be no assurances that such an incident will not occur despite our efforts, as more fully described in Item 1A. Risk Factors.

GOVERNANCE

Our Audit Committee receives quarterly reports on our information security and cyber fraud prevention programs from the Service Center's Chief Information Officer and Director of Information Security, who each have over 24 years of experience in IT, including various leadership roles at other large corporations. One of the three members of our Audit Committee is a cybersecurity expert.

The ISO has been established by the Service Center's Chief Information Officer, with dedicated cyber security staff focusing on security monitoring, vulnerability management, incident response, risk assessments, employee training, security engineering and management of cyber security policies, standards and regulatory compliance. Like many organizations, we align to a Cyber Security Framework and take a risk-based approach during control assessment and implementation. We align to the National Institute of Standards and Technology (NIST) Special Publication 800-53 Revision 4, a globally recognized cyber security framework of Policies, Standards and Controls that comprises of five categories of defense – Identify, Protect, Detect, Respond and Recover. We are committed to the protection of our data, systems, network and continually invest in enhancements to mitigate or reduce the impact from a cyber security threat. We conduct periodic tests to maintain readiness and resiliency while regularly reviewing policies in the interest of protecting data security. External companies or agencies may be called upon to provide consulting, guidance, assistance, or some other form of support in response to a cybersecurity incident. The regular training of employees, at least annually, on the ever-present threat of cybersecurity helps maintain data security.

Item 2.     PROPERTIES

Service Center — Our primary Service Center is located at our San Juan Capistrano, California campus, which we acquired for a purchase price of $31.0 million to accommodate our growing Service Center team. The property consists of approximately 108,058 square feet of usable office space. In addition, we lease a portion of the space within the campus to third-party tenants. We also have service centers located in Tempe, Arizona, San Antonio, Texas and Salt Lake City, Utah.

Operating Facilities — We operate 297 independent subsidiaries in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin, with the operational capacity to serve approximately 34,000 patients as of December 31, 2023. Of the 297 facilities, we operate 214 facilities under long-term lease arrangements and have options to purchase 11 of those 214 facilities. The results of our independent subsidiaries are reflected in our skilled services segment for our skilled nursing operations and in the "All Other" category for our senior living operations.

The following table provides summary information regarding the location of our facilities, operational beds and units by property type as of December 31, 2023:

	Operated Facilities
	Leased without a Purchase Option		Leased with a Purchase Option		Owned		Total
	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units
California	59	5,734	—	—	11	1,227	70	6,961
Texas	56	6,929	5	714	22	2,914	83	10,557
Arizona	23	3,336	—	—	13	1,930	36	5,266
Wisconsin	—	—	—	—	2	100	2	100
Utah	12	1,311	2	159	7	661	21	2,131
Colorado	16	1,668	1	125	8	916	25	2,709
Washington	12	1,098	—	—	4	413	16	1,511
Idaho	7	553	—	—	5	470	12	1,023
Nebraska	5	364	—	—	2	390	7	754
Kansas	1	45	3	325	4	458	8	828
Iowa	6	399	—	—	—	—	6	399
South Carolina	4	582	—	—	5	544	9	1,126
Nevada	2	358	—	—	—	—	2	358
	203	22,377	11	1,323	83	10,023	297	33,723

The following table sets forth the location of our facilities and the number of operational beds and units located at our skilled nursing, senior living and campus facilities as of December 31, 2023:

	Facility Counts				Bed / Unit Counts
	Skilled Nursing Operations	Senior Living Communities	Campus Operations	Total	Skilled Nursing Beds	Senior Living Units	Total Beds / Units
California	67	—	3	70	6,764	197	6,961
Texas	77	1	5	83	9,954	603	10,557
Arizona	30	1	5	36	4,535	731	5,266
Wisconsin	2	—	—	2	100	—	100
Utah	18	2	1	21	1,968	163	2,131
Colorado	19	5	1	25	1,986	723	2,709
Washington	15	1	—	16	1,413	98	1,511
Idaho	11	—	1	12	1,002	21	1,023
Nebraska	4	1	2	7	413	341	754
Kansas	1	—	7	8	615	213	828
Iowa	4	—	2	6	368	31	399
South Carolina	9	—	—	9	1,126	—	1,126
Nevada	2	—	—	2	358	—	358
	259	11	27	297	30,602	3,121	33,723

Real Estate Properties — As of December 31, 2023, we owned 113 real estate properties in Arizona, California, Colorado, Idaho, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin, which include 83 of the 297 facilities that we operate and manage. Of our 113 real estate properties, 30 operations are leased to and operated by third-party operators. One senior living facility is located on the same real estate property as a skilled nursing facility that we own and operate. We further own the real estate property of our Service Center's California location and continue to lease a portion of the office space to third-party tenants. Our Standard Bearer segment reflects the results of operations for 108 of the 113 owned real estate properties.

The following table provides summary information regarding the location of our owned real estate properties as of December 31, 2023:

	Owned and Operated by Ensign(1)	Owned and Leased to Third-Party Operators(1)	Service Center	Total Properties(1)
California	11	2	1	14
Texas(1)	22	6	—	27
Arizona	13	1	—	14
Wisconsin	2	19	—	21
Utah	7	—	—	7
Colorado	8	—	—	8
Washington	4	1	—	5
Idaho	5	—	—	5
Nebraska	2	—	—	2
Kansas	4	—	—	4
South Carolina	5	—	—	5
Nevada	—	1	—	1
	83	30	1	113
(1) One senior living operation in Texas, which is owned by Ensign and leased to a third-party operator, is located on the same real estate property as a skilled nursing facility that we own and operate. In this situation, the senior living operation is included in the total under "Owned and Leased to Third Party Operators" and the skilled nursing operation is included in the total under "Owned and Operated by Ensign", however, the amount reflected under "Total Properties" only recognizes the operation as a single property.

Item 3.     LEGAL PROCEEDINGS
Indemnities — From time to time, we enter into certain types of contracts that contingently require us to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which we may be required to indemnify property owners or prior facility operators for post-transfer environmental or other liabilities and other claims arising from our use of the applicable premises, (ii) operations transfer agreements, in which we agree to indemnify past operators of facilities we acquire against certain liabilities arising from the transfer of the operation and/or the operation thereof after the transfer to our independent subsidiary, (iii) certain lending agreements, under which we may be required to indemnify the lender against various claims and liabilities, and (iv) certain agreements with our officers, directors and others, under which we may be required to indemnify such persons for liabilities based on the nature of their relationship to us. The terms of such obligations vary by contract and, in most instances, do not expressly state or include a specific or maximum dollar amount. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, because no claims have been asserted, no liabilities have been recorded for these obligations on our balance sheets for any of the periods presented.
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
Litigation and Regulatory Matters — Laws and regulations governing Medicare and Medicaid programs are complex and subject to review and interpretation. Compliance with such laws and regulations is evaluated regularly, the results of which can be subject to future governmental review and interpretation, and can include significant regulatory action with fines, penalties, and exclusion from certain governmental programs. Included in these laws and regulations is monitoring performed by the Office of Civil Rights which covers the Health Insurance Portability and Accountability Act of 1996, the terms of which require healthcare providers (among other things) to safeguard the privacy and security of certain patient protected health information.
Both government and private pay sources have instituted cost-containment measures designed to limit payments made to providers of healthcare services, and there can be no assurance that future measures designed to limit payments made to providers will not adversely affect us.
We and our independent subsidiaries are party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of business, including claims that services provided to patients by our independent subsidiaries have resulted in injury or death, and claims related to employment and commercial matters. For example, in a four-week medical negligence trial in the State of Arizona, the jury returned a verdict against one of our independent subsidiaries in late November 2023. We intend to appeal the verdict. We have in the past appealed and have in some circumstances received returned decisions in our favor. Although we intend to vigorously defend against these claims and in general these types of claims and cases, there can be no assurance that the outcomes of these matters will not have a material adverse effect on operational results and financial condition. Additionally, in certain states in which we have or have had independent subsidiaries, insurance coverage for the risk of punitive damages arising from general and professional liability litigation may not be available due to state law and/or public policy prohibitions. There can be no assurance that we and or our independent subsidiaries will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available.
The skilled nursing and post-acute care industry is heavily regulated. As such, we and our independent subsidiaries are continuously subject to state and federal regulatory scrutiny, supervision and control in the ordinary course of business. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition to being subject to direct regulatory oversight from state and federal agencies, the skilled nursing and post-acute care industry is also subject to regulatory requirements which, if noncompliance is identified, could result in civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement; authorities could also seek the suspension or exclusion of the provider or individual from participation in their programs. We believe that there has been, and will continue to be, an increase in governmental investigations of post-acute providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in civil legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on our financial position, results of operations, and cash flows. Additionally, such proceedings and/or investigation can be a distraction to the business.

For example, in 2020, the U.S. House of Representatives Select Subcommittee on the Coronavirus Crisis launched a nation-wide investigation into the COVID-19 pandemic, which included the impact of the coronavirus on residents and employees in nursing homes. In June 2020, we and our independent subsidiaries received a document and information request from the House Select Subcommittee. We and our independent subsidiaries cooperated in responding to this inquiry. In July 2022 and thereafter, we and our independent subsidiaries received follow up requests for additional documents and information. We and our independent subsidiaries responded to these requests and cooperated with the House Select Subcommittee in connection with its investigation. On December 9, 2022, the House Select Subcommittee issued its final report summarizing its investigation and related recommendations designed "to strengthen the nation's ability to prevent and respond to public health and economic emergencies." According to the information provided by the House Select Subcommittee, the issuance of this report was the House Select Subcommittee's final official act in connection with their assigned responsibilities. Also, we, on behalf of our independent subsidiaries, received a Civil Investigative Demand (CID) from the U.S. Department of Justice (DOJ) in January of 2024 indicating that the DOJ is investigating the Company to determine whether we have caused the submission of claims to Medicare and Texas Medicaid for services which were unnecessary or otherwise not consistent with existing reimbursement requirements. The CID covers the period from January 1, 2016 to the present. As a general matter, our independent subsidiaries maintain policies and procedures to promote compliance with all applicable Medicare and Medicaid requirements, including, but not limited to those relating to the presentation of claims for reimbursement for services provided. We intend to fully cooperate with the DOJ in response to the CID. However, we cannot predict the outcome of the investigation or its potential impact to the consolidated financial statements.
In addition to the potential lawsuits and claims described above, we and our independent subsidiaries are also subject to potential lawsuits under the FCA and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare or Medicaid) or other payor. A violation may provide the basis for exclusion from federally funded healthcare programs. Such exclusions could have a correlative negative impact on our financial performance. In addition, and pursuant to the qui tam or "whistleblower" provisions of the FCA, a private individual with knowledge of fraud or potential fraud may bring a claim on behalf of the federal government and receive a percentage of the federal government's recovery. Due to these whistleblower incentives, qui tam lawsuits have become more frequent.
For example, on May 31, 2018, we, on behalf of our independent subsidiaries, received a CID from the DOJ stating that it was investigating to determine whether there had been a violation of the False Claims Act (FCA) and/or the Anti-Kickback Statute (AKS) with respect to the relationships between certain of our independent subsidiaries and persons who serve or have served as medical directors. We fully cooperated with the DOJ and promptly responded to its requests for information. In April 2020, we were advised that the DOJ declined to intervene in any subsequent action filed in connection with the subject matter of this investigation. Despite the decision of the DOJ to decline to participate in litigation based on the subject matter of its previously issued CID, the involved qui tam relator moved forward with the complaint in December 2020. From that time until December 2023, and notwithstanding our success in early pre-trial motions, we continued to incur legal defense costs and fees, including significant amounts as part of discovery in the fourth quarter of 2023. In early January 2024, we entered into mediation and on January 19, 2024, the parties agreed to settle the civil case for $48.0 million, subject to the review of the DOJ and other relevant government entities. The settlement does not include admissions on the part of the Company or our independent subsidiaries, and we maintain that we have and continue to comply with all applicable State and Federal statutes (including but not limited to the FCA and the AKS).
In addition to the FCA, some states, including California, Arizona and Texas, have enacted similar whistleblower and false claims laws and regulations. Further, the Deficit Reduction Act of 2005 created incentives for states to enact anti-fraud legislation modeled on the FCA. As such, we and our independent subsidiaries could face increased scrutiny, potential liability and legal expenses and costs based on claims under state false claims acts in markets where our independent subsidiaries do business.
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

Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and our independent subsidiaries are routinely subjected to varying types of claims, including class action "staffing" suits where the allegation is understaffing at the facility level. These class-action “staffing” suits have the potential to result in large jury verdicts and settlements. We expect the plaintiffs' bar to continue to be aggressive in their pursuit of these staffing and similar claims.
We and our independent subsidiaries have been, and continue to be, subject to claims, findings and legal actions that arise in the ordinary course of the various businesses, including in connection with the delivery of healthcare and non-healthcare services. These claims include but are not limited to potential claims related to patient care and treatment (professional negligence claims) as well as employment related claims. In addition, we and our independent subsidiaries, and others in the industry, are subject to claims and lawsuits in connection with COVID-19 and facility preparation for and/or response to the COVID-19 pandemic. While we have been able to settle or otherwise resolve many of these types of claims without an ongoing material adverse effect on our business, a significant increase in the number of these claims, or an increase in the amounts owing should plaintiffs be successful in their prosecution of remaining or future claims, could materially adversely affect our business, financial condition, results of operations and cash flows. In addition, these claims could impact our ability to procure insurance to cover our exposure related to the various services provided by our independent subsidiaries to their residents, customers and patients.
Claims and suits, including class actions, continue to be filed against our independent subsidiaries and other companies in the post-acute care industry. We and our independent subsidiaries have been subjected to, and/or are currently involved in, class action litigation alleging violations (alone or in combination) of state and federal wage and hour law as related to the alleged failure to pay wages, to timely provide and authorize meal and rest breaks, and other such similar causes of action. We do not believe that the ultimate resolution of these actions will have a material adverse effect on our business, cash flows, financial condition or results of operations.
Medicare Revenue Recoupments — We and our independent subsidiaries are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments resulting from reviews conducted via RAC, Program Safeguard Contractors, and Medicaid Integrity Contractors (collectively referred to as Reviews). For several months during the COVID-19 pandemic, CMS suspended its Targeted Probe and Educate (TPE) Program. Beginning in August 2020, CMS resumed TPE Program activity. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. We anticipate that these Reviews could increase in frequency in the future. As of December 31, 2023, and through the filing date of this report, 40 of our independent subsidiaries had Reviews scheduled or in process.
In June 2023, CMS announced a new nationwide audit, the “SNF 5-Claim Probe & Educate Review”, in which the Medicare Administrative Contractors will review five claims from each SNF to check for compliance. In implementing this SNF 5-Claim Probe & Educate Review, CMS acknowledged that the increase in observed improper payments from 2021 to 2022 may have arisen from a “misunderstanding” by SNFs about how to appropriately bill for claims of service after October 1, 2019. All facilities that are not undergoing TPE reviews, or have not recently passed a TPE review, will be subject to the nationwide audit. MACs will complete only one round of probe-and-educate for each SNF, rather than the three rounds that typically occur in the TPE Program. Additionally, CMS’s education for each SNF will be individualized and based on observed claim review errors, with rationales for denial explained to the SNF on a claim-by-claim basis. This program will apply only to claims submitted after October 1, 2019, and will exclude claims containing a COVID-19 diagnosis.

Item 4.     MINE SAFETY DISCLOSURES

    None.
PART II.
Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information

Our common stock has been traded under the symbol “ENSG” on the NASDAQ Global Select Market since our initial public offering on November 8, 2007. Prior to that time, there was no public market for our common stock. As of January 29, 2024, there were approximately 315 holders of record of our common stock.

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

The graph below shows the cumulative total stockholder return of investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2018 in (i) our common stock, (ii) the Skilled Nursing Facilities Peer Group 1 and (iii) the NASDAQ Market Index. Our stock price performance shown in the graph below is not indicative of future stock price performance.

Since our inception in 1999, we completed the spin-off of two independent publicly traded companies. On June 1, 2014, Ensign completed the spin-off of CareTrust REIT, Inc. (CareTrust) into an independent publicly traded company. On October 1, 2019, Ensign completed the spin-off of The Pennant Group, Inc. (Pennant) with the pro rata distribution of 1.18 shares of Pennant’s common stock for every share of Ensign’s common stock to our stockholders, pursuant to which Pennant became an independent company. Pennant's stock traded at $6.15 at opening price on the first day of trading and closed at $15.09. Ensign's stock price was reduced by the same value on the same day. For the purpose of this graph, the effect of the final separation of Pennant is reflected in the cumulative total return of Ensign Common Stock as a reinvested dividend.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN*
Among Ensign Group, the NASDAQ Composite Index and Our Peer Group
December 2023

*Assumes $100 invested on December 31, 2018 in stock in index, including reinvestment of dividends.
Fiscal year ended December 31.

	December 31,
	2018	2019	2020	2021	2022	2023
The Ensign Group, Inc.(2)	$100.00	$127.85	$206.31	$238.12	$268.99	$319.74
NASDAQ Market Index	100.00	136.69	198.10	242.03	163.28	236.17
Peer Group(1)	100.00	123.99	122.37	128.11	108.87	141.47
(1) The current composition of our Peer Group is as follows: Amedysis, Inc., CareTrust REIT Inc., Encompass Healthcare Corp., LTC Properties, Inc., National Healthcare Corporation, National Health Investors, Inc., Omega Healthcare Investors, Inc., Select Medical Holdings Corp. and Welltower Inc.
(2) The value displayed only incorporates the value of The Ensign Group, Inc. stock and does not incorporate the value shareholders received in connection with our spin-off of The Pennant Group, Inc.

Dividend Policy
We do not have a formal dividend policy, but we currently intend to continue to pay regular quarterly dividends to the holders of our common stock. We have been a dividend-paying company since 2002 and have increased our dividend every year for the last 21 years.
Issuer Repurchases of Equity Securities
Stock Repurchase Programs — On August 29, 2023, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from September 1, 2023. Under this program, we are authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. We did not purchase any shares pursuant to this stock repurchase program during the year ended December 31, 2023.
Previously on July 28, 2022, the Board of Directors approved a stock repurchase program pursuant to which we could repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from August 2, 2022. Under this program, we were authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. The share repurchase program does not obligate us to acquire any specific number of shares. The stock repurchase program expired on August 2, 2023 and is no longer in effect. We did not purchase any shares pursuant to this stock repurchase program.

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
For discussion of 2021 items and year-over-year comparisons between 2022 and 2021 that are not included in this 2023 Form 10-K, refer to “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” found in our Form 10-K for the year ended December 31, 2022, that was filed with the Securities and Exchange Commission on February 2, 2023.
Overview
We are a provider of health care services across the post-acute care continuum. We engage in the operation, ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare related properties and ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. Our independent subsidiaries, each of which strive to be the operation of choice in the community they serve, provide a broad spectrum of services. As of December 31, 2023, we offered skilled nursing, senior living and rehabilitative care services through 297 skilled nursing and senior living facilities. Our real estate portfolio includes 113 owned real estate properties, which includes 83 facilities operated and managed by us, 30 operations leased to and operated by third-party operators and the Service Center location. Of the 30 real estate operations leased to third-party operators, one senior living facility is located on the same real estate property as a skilled nursing facility that we own and operate.

Ensign is a holding company with no direct operating assets, employees or revenues. Our subsidiaries are operated by separate, independent entities, each of which has its own management, employees and assets. In addition, certain of our wholly-owned subsidiaries including Ensign Services, Inc. and Cornet Limited, Inc., referred to collectively as the Service Center, provide centralized accounting, payroll, human resources, information technology, legal, risk management and other centralized services to the other independent subsidiaries through contractual relationships with such subsidiaries. We also have a wholly-owned captive insurance subsidiary that provides some claims-made coverage to our independent subsidiaries for general and professional liability, as well as coverage for certain workers’ compensation insurance liabilities and our captive real estate trust owns and operates our real estate portfolio. Our captive real estate investment trust, Standard Bearer, owns and manages our real estate business. References herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar terms in this Annual Report, are not meant to imply, nor should they be construed as meaning, that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the subsidiaries are operated by The Ensign Group.
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
We continue to execute on key initiatives to rebuild occupancy lost due to the pandemic. Our combined Same Facilities and Transitioning Facilities occupancy is 78.9%, which represents a 3.2% increase compared to the prior year and is closer to our pre-pandemic occupancy levels, which was 80.1% in March 2020. As we shift to an endemic, we believe that we will continue to see the return of our seasonal occupancy and skilled mix. Throughout most of our history, our seasonality trends for skilled nursing occupancy and skilled mix typically included the greatest growth during the first and fourth quarters and softening in the second and third quarters. As we exited the pandemic and enter the endemic, we saw a shift towards pre-pandemic occupancy and skilled mix levels. This was possible due to the innovative approaches and strategic partnerships developed during the pandemic which supported our occupancy improvements and continue to enable us to gain additional market share. These key initiatives together with our dedication to our cultural and operational fundamentals resulted in a strong 2023 results.
We receive relief funding from various states, including healthcare relief funding under the American Rescue Plan Act (ARPA), increases in the Federal Medical Assistance Percentage (FMAP) under the Families First Coronavirus Response Act (FFCRA) and other state specific relief programs. We use this funding, which reimburses the recipient for healthcare and labor related patient care services and expenses that are attributable to the COVID-19 pandemic. The end of the PHE created a gradual phase down of the temporary increase in FMAP funding in 2023. State specific approaches have been developed including various states having increased their base rates to account for increases in expenses in the post-pandemic environment.
During the years ended December 31, 2023 and 2022, we recognized $64.8 million and $81.8 million, respectively, of combined state relief funding as revenue.
Standard Bearer Update — In January of 2022, we formed Standard Bearer Healthcare REIT, Inc. or Standard Bearer, a captive REIT. Standard Bearer is a holding company with subsidiaries that own a majority of our real estate portfolio. We expect the REIT structure to allow us to better demonstrate the growing value of our owned real estate and provide us with an efficient vehicle for future acquisitions of properties that could be operated by our independent subsidiaries or other third parties. This structure gives us new pathways to growth with transactions we would not have considered in the past.
During the year ended December 31, 2023, Standard Bearer acquired the real estate of three stand-alone skilled nursing facilities and two campus operations for an aggregate purchase price of $65.9 million. Of these additions, the three skilled nursing facilities and one campus operation acquired are operated by our independent subsidiaries and the other campus operation is leased to a new third-party operator. Our existing relationship with third-party operators within our industry allowed us to expand our growing REIT structure to operators outside of our organization.
As of December 31, 2023, the fair value of Standard Bearer's real estate portfolio is approximately $1.1 billion. The fair value was determined by a third-party independent valuation specialist and incorporated each property's rental income, capitalization rate, rental yield rate and discount rate.

Expansion into a New State — Subsequent to December 31, 2023, we expanded our operations into the state of Tennessee with the addition of one stand-alone skilled nursing operation. This expansion is part of our strategic vision to further strengthen our growing national presence in both existing and new attractive markets.
Common Stock Repurchase Program — On August 29, 2023, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from September 1, 2023. We did not repurchase any shares pursuant to this program during the fiscal year 2023.
Litigation — In regard to the proceeding discussed in Item 3. Legal Proceedings, the parties agreed to settle the litigation for $48.0 million, subject to the review and approval of all parties, including the DOJ. The settlement does not include admissions on the part of the Company and the Company maintains that it has at all times complied and continues to comply with all applicable State and Federal statutes (including but not limited to the FCA and the AKS).
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

	Year Ended December 31,
Skilled Mix:	2023	2022
Days	30.4%	31.8%
Revenue	50.2%	52.0%

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

The following table summarizes our overall occupancy statistics for skilled nursing operations for the periods indicated:

	Year Ended December 31,
Occupancy for skilled services:	2023	2022
Operational beds at end of period	30,602	28,130
Available patient days	10,940,320	9,614,460
Actual patient days	8,590,995	7,243,781
Occupancy percentage (based on operational beds)	78.5%	75.3%
Segments
We have two reportable segments: (1) skilled services, which includes the operation of skilled nursing facilities and rehabilitation therapy services and (2) Standard Bearer, which is comprised of select properties owned by us through our captive REIT and leased to skilled nursing and senior living operations, including our own independent subsidiaries and third-party operators.
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

Revenue Sources

Skilled Services — Within our skilled nursing operations, we generate revenue from Medicaid, private pay, managed care and Medicare payors. We believe that our skilled mix, which we define as the number of days Medicare, managed care and other skilled patients are receiving services at our skilled nursing operations divided by the total number of days patients are receiving services at our skilled nursing operations, from all payor sources (less days from senior living services) for any given period, is an important indicator of our success in attracting high-acuity patients because it represents the percentage of our patients who are reimbursed by Medicare, managed care and other skilled payors, for whom we receive higher reimbursement rates.
We participate in supplemental payment programs and quality improvement programs in various states that provide supplemental Medicaid payments for skilled nursing facilities that are licensed to non-state government-owned entities such as city and county hospital districts. Numerous independent subsidiaries entered into transactions with various hospital districts providing for the transfer of the licenses for those skilled nursing facilities to the hospital districts. Each affected independent subsidiary agreement between the hospital district and our subsidiary is terminable by either party to fully restore the prior license status.
Standard Bearer — We generate rental revenue primarily by leasing post-acute care properties that we acquired to healthcare operators under triple-net lease arrangements, whereby the tenants are solely responsible for the costs related to the property, including property taxes, insurance and maintenance and repair costs, subject to certain exceptions. As of December 31, 2023, our real estate portfolio within Standard Bearer is comprised of 108 real estate properties. Of these properties, 79 are leased to our independent subsidiaries and 30 are leased to facilities wholly-owned and managed by third-party operators. During the year ended December 31, 2023, we generated rental revenues of $82.5 million, of which $66.7 million, was derived from our independent subsidiaries' operators and therefore eliminated in consolidation.

Other — Within our senior living operations, we generate revenue primarily from private pay sources, with a portion earned from Medicaid payors or through other state-specific programs. In addition, we hold majority membership interests in certain of our other ancillary operations. Payment for these services varies and is based upon the service provided. The payment is adjusted for an inability to obtain appropriate billing documentation or authorizations acceptable to the payor and other reasons unrelated to credit risk.
Primary Components of Expense
Cost of Services (exclusive of rent and depreciation and amortization shown separately) — Our cost of services represents the costs of operating our independent subsidiaries, which primarily consists of payroll and related benefits, supplies, purchased services, and ancillary expenses such as the cost of pharmacy and therapy services provided to patients. Cost of services also includes the cost of general and professional liability insurance, rent expenses related to leasing our operational facilities that are not included in facility rent - cost of services, and other general cost of services with respect to our operations.
Facility Rent - Cost of Services — Rent - cost of services consists solely of base minimum rent amounts payable under lease agreements to third-party real estate owners. Our independent subsidiaries lease and operate but do not own the underlying real estate and these amounts do not include taxes, insurance, impounds, capital reserves or other charges payable under the applicable lease agreements. Expenses related to leasing our operations are included in cost of services.
General and Administrative Expense — General and administrative expense consists primarily of payroll and related benefits and travel expenses for our Service Center personnel, including training and other operational support. General and administrative expense also includes professional fees (including accounting and legal fees), litigation expense related to specific proceedings that are outside the ordinary course of business, costs relating to our information systems and stock-based compensation related to our Service Center employees.
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

Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). The preparation of these financial statements and related disclosures requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We believe that the application of the following accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2, Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.
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

Self-insurance for general and professional liability — The self-insured retention and deductible limits for general and professional liability for all states are self-insured through our wholly-owned captive insurance subsidiary (the Captive Insurance), the related assets and liabilities of which are included in the accompanying consolidated balance sheets. Our general and professional liability as of the year ended December 31, 2023 and 2022 was $117.7 million and $87.0 million, respectively.
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
RESULTS OF OPERATIONS
We believe we exist to dignify and transform post-acute care. We set out a strategy to achieve our goal of ensuring our patients are receiving the best possible care through our ability to acquire, integrate and improve our operations. Our results serve as a strong indicator that our strategy is working and our transformation is underway. Over the last five years, our total revenue increased by $2.0 billion, or 112.5%, representing a 16.3% compound annual growth rate (CAGR) while our diluted GAAP earning per share (EPS) from continued operations grew by $2.56 from 2018 to $3.65 in 2023, representing a 27.4% CAGR.
Our total revenue for the year ended December 31, 2023 increased $703.9 million, or 23.3%, compared to the year ended December 31, 2022. Throughout 2023, we have continued to make progress on targeted initiatives related to increasing occupancy in our facilities, attracting and developing our people and acquiring new skilled nursing operations and integrating them with our proven cultural and operational principals. We continue to experience healthy growth in both revenue and operational earnings.
Our combined Same Facilities and Transitioning Facilities occupancy increased by 3.2% compared to 2022. As our census continues to return to pre-pandemic levels, we anticipate a return to our historical seasonality trends, which typically result in higher occupancy and skilled mix during the first and fourth quarters and softening in the second and third quarters. See Recent Activities for our operational update.
During the year ended December 31, 2023, we added 26 new operations, which included 17 operations in California. These California facilities include a group of highly skilled team members who will further our mission of dignifying long term care. We continue to work diligently with existing and recently acquired operations so that each can reach its full clinical and financial potential.
Our strength remains in our operating model, which empowers each operator to form their own market-specific strategy and adjust to the needs of their local medical communities, including methods for attracting new healthcare professionals into our workforce and retaining and developing existing staff. Despite continued labor pressures, there are positive trends on both turnover and agency usage in some of our markets. During 2023, we added over 5,000 team members, or 18%, to our independent subsidiaries and the Service Center.

The following table sets forth details of operating results for our revenue, expenses and earnings, and their respective components, as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2023	2022

REVENUE:
Service revenue	99.4%	99.4%
Rental revenue	0.6	0.6
TOTAL REVENUE	100.0%	100.0%
Expenses:
Cost of services	78.9	77.8
Rent—cost of services	5.3	5.1
General and administrative expense	7.1	5.2
Depreciation and amortization	1.9	2.1
TOTAL EXPENSES	93.2	90.2
Income from operations	6.8	9.8
Other income (expense):
Interest expense	(0.2)	(0.3)
Other income	0.7	—
Other income (expense), net	0.5	(0.3)
Income before provision for income taxes	7.3	9.5
Provision for income taxes	1.7	2.1
NET INCOME	5.6	7.4
Less: net income attributable to noncontrolling interests	—	—
Net income attributable to The Ensign Group, Inc.	5.6%	7.4%

	Year Ended December 31,
	2023	2022

SEGMENT INCOME(1)	(In thousands)
Skilled services	$464,925	$408,732
Standard Bearer(2)	29,065	27,871
NON-GAAP FINANCIAL MEASURES:
PERFORMANCE METRICS
Adjusted EBT	365,310	314,609
EBITDA(3)	327,303	359,209
Adjusted EBITDA	419,496	383,570
FFO for Standard Bearer	54,270	49,484

VALUATION METRICS
Adjusted EBITDAR	$616,854
(1) Segment income represents operating results of the reportable segments excluding gain and loss on sale of assets, real estate insurance recoveries and losses, impairment charges and provision for income taxes. Included in segment income for Standard Bearer are expenses for intercompany management fees between Standard Bearer and the Service Center and intercompany interest expense. Segment income is reconciled to the Consolidated Statement of Income in Note 8, Business Segments in Notes to Financial Statements of this Annual Report on Form 10-K.
(2) Standard Bearer segment income includes rental revenue and expenses from our independent subsidiaries.
(3) EBITDA includes litigation related to specific proceedings arising outside of the ordinary course of business as discussed in Item 3. Legal Proceedings.

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

We compensate for these limitations by using them only to supplement net income on a basis prepared in accordance with GAAP in order to provide a more complete understanding of the factors and trends affecting our business. Management strongly encourages investors to review our consolidated financial statements in their entirety and to not rely on any single financial measure. Because these Non-GAAP Financial Measures are not standardized, it may not be possible to compare these financial measures with other companies’ Non-GAAP financial measures having the same or similar names. These Non-GAAP Financial Measures should not be considered a substitute for, nor superior to, financial results and measures determined or calculated in accordance with GAAP. We strongly urge you to review the reconciliation of income from operations to the Non-GAAP Financial Measures in the table below, along with our Financial Statements and related notes included elsewhere in this document.

We use the following Non-GAAP financial measures that we believe are useful to investors as key valuation and operating performance measures:

PERFORMANCE MEASURES
Adjusted EBT

We adjust income before provision for income taxes (Adjusted EBT) when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance. We believe that the presentation of Adjusted EBT, when combined with income before provision for income taxes and GAAP net income attributable to The Ensign Group, Inc., is beneficial to an investor’s complete understanding of our operating performance. We use this performance measure as an indicator of business performance, as well as for operational planning, decision-making purposes and to determine compensation in our executive compensation plan.

Adjusted EBT is income before provision for income taxes adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•stock-based compensation expense;
•litigation;
•gain on sale of assets and business interruption of recoveries;
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

The table below reconciles income before provision for income taxes to Adjusted EBT for the periods presented:

	Year Ended December 31,
	2023	2022
Consolidated statements of income data:	(In thousands)
Income before provision for income taxes	$272,762	$289,089
Stock-based compensation expense	30,767	22,720
Litigation(a)	60,781	4,553
Gain on sale of assets and business interruption recoveries	(1,132)	(4,380)
Write-off of deferred financing fees(b)	—	566
Acquisition related costs(c)	814	669
Costs incurred related to new systems implementation	963	1,072
Depreciation and amortization - patient base(d)	355	320
ADJUSTED EBT	$365,310	$314,609
(a) Litigation relates to specific proceedings arising outside of the ordinary course of business, which includes the portion attributable to non-controlling interests.
(b) Represents the write-off of deferred financing fees associated with the amendment of the Credit Facility.
(c) Costs incurred to acquire operations that are not capitalizable.
(d) Included in depreciation and amortization are amortization expenses related to patient base intangible assets at newly acquired skilled nursing and senior living facilities.

The table below reconciles net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods presented:

	Year Ended December 31,
	2023	2022

Consolidated statements of income data:	(In thousands)
Net income	$209,850	$224,652
Less: net income (loss) attributable to noncontrolling interests	451	(29)
Add: Other (income) expense, net	(17,395)	7,736
Provision for income taxes	62,912	64,437
Depreciation and amortization	72,387	62,355
EBITDA	$327,303	$359,209

Stock-based compensation expense	30,767	22,720
Litigation(a)	60,781	4,280
Gain on sale of assets and business interruption recoveries	(1,132)	(4,380)
Acquisition related costs(b)	814	669
Costs incurred related to new systems implementation	963	1,072
ADJUSTED EBITDA	$419,496	$383,570
Rent—cost of services	197,358	153,049
ADJUSTED EBITDAR	$616,854

(a) Litigation relates to specific proceedings arising outside of the ordinary course of business, which excludes the portion attributable to non-controlling interests.
(b) Costs incurred to acquire operations that are not capitalizable.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
The following table sets forth details of operating results for our revenue and earnings, and their respective components, by our reportable segment for the periods indicated.

	Year Ended December 31, 2023
	Skilled Services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$3,578,855	$82,486	$155,804	$(87,790)	$3,729,355
Total expenses, including other income (expense), net	3,113,930	53,421	377,055	(87,790)	3,456,616
Segment income (loss)	464,925	29,065	(221,251)	—	272,739
Gain on sale of assets and insurance recoveries from real estate, net					23
Income before provision for income taxes					$272,762

	Year Ended December 31, 2022
	Skilled Services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$2,906,215	$72,937	$122,610	$(76,294)	$3,025,468
Total expenses, including other income (expense), net	2,497,483	45,066	273,391	(76,294)	2,739,646
Segment income (loss)	408,732	27,871	(150,781)	—	285,822
Gain on sale of assets and insurance recoveries from real estate, net					3,267
Income before provision for income taxes					$289,089

Our total revenue increased $703.9 million, or 23.3%, compared to the year ended December 31, 2022. The increase in revenue was primarily driven by an increase in occupancy of 3.2% from our skilled services Same Facilities and Transitioning Facilities coupled with increasing daily revenue rates and the impact of acquisitions. Specifically, our skilled services Recently Acquired Facilities increased total revenue by $450.0 million, when compared to the same period in 2022, with 52.0% of these operations being acquired in 2023. We believe this demonstrates our ability to increase our market share through strategic acquisitions of operations that have higher skilled mix and higher occupancy than our typical acquisitions. These increases are offset by a decrease in state relief revenue of $17.1 million as the end of the PHE created a gradual phase down of the temporary increase in FMAP funding. All state relief revenue is included in Medicaid revenue.
Skilled Services Segment

Revenue

The following table presents the skilled services revenue and key performance metrics by category during the year ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Change	% Change

TOTAL FACILITY RESULTS:	(Dollars in thousands)
Skilled services revenue	$3,578,855	2,906,215	$672,640	23.1%
Number of facilities at period end	259	234	25	10.7%
Number of campuses at period end(1)	27	26	1	3.8%
Actual patient days	8,590,995	7,243,781	1,347,214	18.6%
Occupancy percentage — Operational beds	78.5%	75.3%		3.2%
Skilled mix by nursing days	30.4%	31.8%		(1.4)%
Skilled mix by nursing revenue	50.2%	52.0%		(1.8)%

	Year Ended December 31,
	2023	2022	Change	% Change

SAME FACILITY RESULTS:(2)	(Dollars in thousands)
Skilled services revenue	$2,771,633	$2,569,807	$201,826	7.9%
Number of facilities at period end	189	189	—	—%
Number of campuses at period end(1)	24	24	—	—%
Actual patient days	6,563,672	6,299,331	264,341	4.2%
Occupancy percentage — Operational beds	79.2%	76.0%		3.2%
Skilled mix by nursing days	31.9%	33.0%		(1.1)%
Skilled mix by nursing revenue	51.4%	53.3%		(1.9)%

	Year Ended December 31,
	2023	2022	Change	% Change

TRANSITIONING FACILITY RESULTS:(3)	(Dollars in thousands)
Skilled services revenue	$251,872	$231,100	$20,772	9.0%
Number of facilities at period end	22	22	—	—%
Number of campuses at period end(1)	1	1	—	—%
Actual patient days	655,659	625,085	30,574	4.9%
Occupancy percentage — Operational beds	76.1%	72.9%		3.2%
Skilled mix by nursing days	21.4%	23.1%		(1.7)%
Skilled mix by nursing revenue	38.5%	41.4%		(2.9)%

	Year Ended December 31,
	2023	2022	Change	% Change

RECENTLY ACQUIRED FACILITY RESULTS:(4)	(Dollars in thousands)
Skilled services revenue	$555,350	$105,308	$450,042	NM
Number of facilities at period end	48	23	25	NM
Number of campuses at period end(1)	2	1	1	NM
Actual patient days	1,371,664	319,365	1,052,299	NM
Occupancy percentage — Operational beds	76.8%	67.9%		NM
Skilled mix by nursing days	27.5%	24.3%		NM
Skilled mix by nursing revenue	49.3%	42.8%		NM

(1)Campus represents a facility that offers both skilled nursing and senior living services. Revenue and expenses related to skilled nursing and senior living services have been allocated and recorded in the respective operating segment.
(2)Same Facility results represent all facilities purchased prior to January 1, 2020.
(3)Transitioning Facility results represent all facilities purchased from January 1, 2020 to December 31, 2021.
(4)Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2022.

Skilled services revenue increased $672.6 million, or 23.1%, compared to the year ended December 31, 2022. The increases in skilled services revenue were across all payer types including increases in Medicaid revenue of $315.9 million, or 23.2%, Medicare revenue of $153.6 million, or 18.5%, managed care revenue of $140.4 million, or 26.7% and private revenue of $62.7 million, or 33.1%.

The increase in skilled services revenue was driven by strong performance across our existing skilled services operations as our census continued to recover in 2023, as well as the favorable impact of skilled census from our recent acquisitions. Our consolidated occupancy increased by 3.2% during the year ended December 31, 2023 compared to the same period in 2022.
Revenue in our Same Facilities increased $201.8 million, or 7.9%, compared to the same period in 2022, due to increases in occupancy from both skilled and long-term care patients and revenue per patient day. Our diligent efforts to strengthen our partnerships with various managed care organizations, hospitals and the local communities we operate in, increased our managed care revenue by 14.8%, mainly due to increases in managed care days of 7.2% and revenue per patient day of 5.3%. We continued to see a shift in our patient population from Medicare to managed care as Medicare Advantage enrollment accounts for a larger portion of the overall population. In addition, Medicaid revenue increased by $116.7 million or 9.9%, mainly from the increases in Medicaid days and revenue per patient day.
Revenue generated by our Transitioning Facilities increased $20.8 million, or 9.0%, primarily due to improved occupancy growth and an increase in revenue per patient day. Our Medicaid revenue increased by 10.9%, Managed Care revenue increased by 12.3% and private revenue increased by 18.1%, demonstrating our ability to focus on increasing occupancy across payer types.
Skilled services revenue generated by Recently Acquired Facilities increased by approximately $450.0 million compared to the year ended December 31, 2022. The increases were primarily due to 26 operational expansions in 2023 as well as the full year impact of the 24 operational expansions in 2022.

In the future, if we acquire additional turnaround or start-up operations, we typically expect to see lower occupancy rates and skilled mix and these metrics are expected to vary from period to period based upon the maturity of the facilities within our portfolio. Historically, we have generally experienced lower occupancy rates and lower skilled mix at Recently Acquired Facilities and therefore, we anticipate generally lower overall occupancy during years of growth. Included in our metrics for Recently Acquired Facilities are 17 facilities we acquired that are mature and have higher occupancy rates, higher skilled mix days and higher skilled mix revenue than our typical acquisitions.
The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate (1):

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2023	2022	2023	2022	2023	2022	2023	2022

SKILLED NURSING AVERAGE DAILY REVENUE RATES
Medicare	$722.96	$694.63	$696.37	$668.05	$788.00	$652.15	$733.47	$691.25
Managed care	537.29	510.18	536.93	501.73	555.55	455.19	539.25	508.53
Other skilled	598.35	576.46	529.08	530.18	441.89	429.84	575.34	563.56
Total skilled revenue	617.55	598.14	615.58	593.66	660.87	521.24	623.70	595.26
Medicaid	275.82	259.89	270.67	254.08	256.51	227.21	272.14	257.67
Private and other payors	263.81	250.80	253.15	248.63	263.71	199.34	262.93	248.54
Total skilled nursing revenue	$383.56	$370.57	$342.57	$332.09	$368.46	$296.15	$378.02	$363.97
(1) These rates exclude state relief funding and include sequestration reversal of 1% for the second quarter in 2022 and 2% for the first quarter of 2022.

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 4.1% and 4.2%, respectively, compared to the year ended December 31, 2022. The increase is attributable to the 2.7% and 4.0% net market basket increase that became effective in October 2022 and October 2023, respectively, offset by the phased reinstatement of the sequestration. During the year ended December 31, 2022, Medicare daily rates included three months of sequestration suspension of 1%, three months of sequestration suspension of 2% and six months of no sequestration suspension.

Our average Medicaid rates increased 5.6% due to state reimbursement increases and our participation in supplemental Medicaid payment programs and quality improvement programs in various states. Medicaid rates exclude the amount of state relief revenue we recorded.
Payor Sources as a Percentage of Skilled Nursing Services — We use our skilled mix as a measure of the quality of reimbursements we receive at our independent skilled nursing facilities over various periods.
The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2023	2022	2023	2022	2023	2022	2023	2022

PERCENTAGE OF SKILLED NURSING REVENUE
Medicare	22.5%	26.0%	21.8%	24.9%	31.0%	20.4%	23.8%	25.7%
Managed care	20.1	19.2	12.6	12.6	13.3	9.9	18.5	18.3
Other skilled	8.8	8.1	4.1	3.9	5.0	12.5	7.9	8.0
Skilled mix	51.4	53.3	38.5	41.4	49.3	42.8	50.2	52.0
Private and other payors	7.5	7.0	8.6	8.1	8.0	6.4	7.6	7.0
Medicaid	41.1	39.7	52.9	50.5	42.7	50.8	42.2	41.0
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2023	2022	2023	2022	2023	2022	2023	2022

PERCENTAGE OF SKILLED NURSING DAYS
Medicare	11.9%	13.9%	10.7%	12.4%	14.5%	9.3%	12.3%	13.5%
Managed care	14.4	14.0	8.0	8.3	8.8	6.4	13.0	13.1
Other skilled	5.6	5.1	2.7	2.4	4.2	8.6	5.1	5.2
Skilled mix	31.9	33.0	21.4	23.1	27.5	24.3	30.4	31.8
Private and other payors	11.0	10.4	11.7	10.8	11.1	9.5	11.0	10.3
Medicaid	57.1	56.6	66.9	66.1	61.4	66.2	58.6	57.9
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services

The following table sets forth total cost of services for our skilled services segment for the periods indicated (dollars in thousands):

	Year Ended December 31,		Change
	2023	2022	$	%

Cost of service	$2,832,012	$2,267,691	$564,321	24.9%
Revenue percentage	79.1%	78.0%		1.1%

Cost of services related to our skilled services segment increased by $564.3 million, or 24.9% from prior year. Cost of services as a percentage of revenue increased to 79.1% from 78.0%, due to increased costs related to general and professional liabilities reserves and wage expenses as a result of the labor environment. In addition, included in cost of services during the year ended December 31, 2023 is the expense related to the deferred compensation investment program of $2.4 million compared to a gain of $2.6 million during the year ended December 31, 2022.
Standard Bearer

	Year Ended December 31,		Change
	2023	2022	$	%

	(Dollars in thousands)
Rental revenue generated from third-party tenants	$15,774	$14,970	$804	5.4%
Rental revenue generated from Ensign's independent subsidiaries	66,712	57,967	8,745	15.1
TOTAL RENTAL REVENUE	$82,486	$72,937	$9,549	13.1%
Segment income	29,065	27,871	1,194	4.3
Depreciation and amortization	25,205	21,613	3,592	16.6
FFO	$54,270	$49,484	$4,786	9.7%

Rental revenue — Our rental revenue, including revenue generated from our independent subsidiaries, increased by $9.5 million, or 13.1%, to $82.5 million, compared to the year ended December 31, 2022. The increase in revenue is primarily attributable to five real estate purchases as well as annual rent increases since the year ended December 31, 2022.
FFO — Our FFO increased by $4.8 million, or 9.7%, to $54.3 million, compared to the year ended December 31, 2022. The increase in rental revenue of $9.5 million is offset by increases in interest expense of $4.3 million associated with the intercompany debt arrangements between Standard Bearer and us, as we continue to grow our real estate portfolio.

All Other Revenue
Our other revenue increased by $33.2 million, or 27.1%, to $155.8 million, compared to the year ended December 31, 2022. Other revenue for 2023 includes senior living revenue of $76.4 million, revenue from other ancillary services of $68.3 million and rental income of $11.1 million. The increase in other revenue is primarily attributable to our other ancillary services as well as senior living operations' occupancy starting to rebound from COVID-19.
Consolidated Financial Expenses
Rent-cost of services — Our rent-cost of services as a percentage of total revenue increased by 0.2% to 5.3%, primarily due to lease obligations acquired as part of our 22 operational expansions with long-term leases since the year ended December 31, 2022.
General and administrative expense — General and administrative expense increased $104.2 million or 65.6%, to $263.0 million. General and administrative expense as a percentage of revenue increased by 1.9% to 7.1%. This increase was primarily due to increases in litigation expense related to specific proceedings that are outside the ordinary course of business, system implementation costs, bonuses due to enhanced performance and headcount due to acquisition activity. Excluding the litigation expense, general and administrative expense as a percentage of revenue increased by 0.2% to 5.4%.
Depreciation and amortization — Depreciation and amortization expense increased $10.0 million, or 16.1%, to $72.4 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations and capital expenditures. Depreciation and amortization decreased 0.2%, to 1.9%, as a percentage of revenue.
Other income (expense), net — Other income (expense), net as a percentage of revenue increased by 0.8%. Other income primarily includes interest income from our investments offset by interest expense related to our debt. Additionally, our deferred investment program may incur gains or losses depending on market performance. During the year ended December 31, 2023, the deferred compensation investment program had a gain of $4.6 million. During the year ended December 31, 2022, the deferred compensation investment program had a loss of $4.2 million. The offsetting expenses or reduction in expenses are allocated between cost of services and general and administrative expenses.
Provision for income taxes — Our effective tax rate was 23.1% for the year ended December 31, 2023, compared to 22.3% for the same period in 2022. The effective tax rate for both periods is driven by the impact of excess tax benefits from stock-based compensation, partially offset by non-deductible expenses, including non-deductible compensation. See Note 14, Income Taxes, in the Financial Statements for further discussion.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our Credit Facility. Our liquidity as of December 31, 2023 is impacted by cash generated from strong operational performance and increased acquisition and share repurchase activities.
Historically, we have primarily financed the majority of our acquisitions through mortgages on our properties, our Credit Facility and cash generated from operations. Cash paid to fund acquisitions was $69.0 million and $101.1 million for the year ended December 31, 2023 and 2022, respectively. Total capital expenditures for property and equipment were $106.2 million and $87.5 million for the year ended December 31, 2023 and 2022, respectively. We currently have approximately $110.0 million budgeted for renovation projects in 2024. We believe our current cash balances, our cash flow from operations and the amounts available for borrowing under our Credit Facility will be sufficient to cover our operating needs for at least the next 12 months.

We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.
Our cash and cash equivalents as of December 31, 2023 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of December 31, 2023, we held investments of approximately $109.9 million. We believe our investments that were in an unrealized loss position as of December 31, 2023 do not require an allowance for expected credit losses, nor has any event occurred subsequent to that date that would indicate so.

As mentioned above, our primary source of cash is from our ongoing operations. Our positive cash flows have supported our business and have allowed us to pay regular dividends to our stockholders. We currently anticipate that existing cash and total investments as of December 31, 2023, along with projected operating cash flows and available financing, will support our normal business operations for the foreseeable future.
On August 29, 2023, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from September 1, 2023. Under this program, we are authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. The share repurchase program does not obligate us to acquire any specific number of shares. We did not purchase any shares pursuant to this stock repurchase program during the year ended December 31, 2023.
On July 28, 2022, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from August 2, 2022. Under this program, we were authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. The share repurchase program did not obligate us to acquire any specific number of shares. The stock repurchase program expired on August 2, 2023 and is no longer in effect. The Company did not purchase any shares pursuant to this stock repurchase program.
The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Year Ended December 31,
	2023	2022

NET CASH PROVIDED BY/(USED IN):	(In thousands)
Operating activities	$376,666	$272,513
Investing activities	(182,698)	(186,182)
Financing activities	(612)	(32,262)
Net increase in cash and cash equivalents	193,356	54,069
Cash and cash equivalents beginning of period	316,270	262,201
Cash and cash equivalents at end of period	$509,626	$316,270
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities.
The $104.2 million increase in cash provided by operating activities for the year ended December 31, 2023 compared to the same period in 2022 was due to cash generated from improved results at our local operations as well as $24.2 million that was paid for deferred social security taxes in 2022, which did not occur in 2023.
Investing Activities
Investing cash flows consist primarily of capital expenditures, investment activities, insurance proceeds and cash used for acquisitions.
The $3.5 million decrease in cash used in investing activities for the year ended December 31, 2023 compared to the same period in 2022 was primarily due to a decrease in cash used for operational expansions of $32.1 million, offset by an increase in cash used for capital expenditures of $18.6 million, an increase in investments of $3.1 million and a decrease of cash proceeds from the sale of fixed assets and insurance proceeds of $7.7 million.
Financing Activities
Financing cash flows consist primarily of payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, payment for share repurchases and sale of subsidiary shares.

The $31.7 million decrease in cash used in financing activities for the year ended December 31, 2023 compared to the same period in 2022, was primarily due to $29.9 million of share repurchases as part of our stock repurchase program in 2022.
A discussion of our cash flows for the year ended December 31, 2021 is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on February 2, 2023.
Material cash requirements from known contractual and other obligations
Total long-term debt obligations outstanding as of the end of each fiscal year were as follows:

	December 31,
	2023	2022	2021	2020	2019

	(In thousands)
Credit facilities and term loans	$—	$—	$—	$—	$210,000
Mortgage loans and promissory note	152,388	156,271	159,967	117,806	120,350
TOTAL	$152,388	$156,271	$159,967	$117,806	$330,350

Significant contractual obligations as of December 31, 2023 were as follows, including the future periods in which payments are expected:

	2024	2025	2026	2027	2028	Thereafter	Total

	(In thousands)
Operating lease obligations	$191,352	$191,269	$191,058	$190,481	$189,224	$1,722,259	$2,675,643
Long-term debt obligations	3,950	4,086	4,227	3,897	3,779	132,449	152,388
Interest payments on long-term debt	4,623	4,487	4,346	4,207	4,091	54,436	76,190
TOTAL	$199,925	$199,842	$199,631	$198,585	$197,094	$1,909,144	$2,904,221

Not included in the table above are our actuarially determined self-insured general and professional malpractice liability, workers' compensation and medical (including prescription drugs) and dental healthcare obligations, which are broken out between current and long-term liabilities in our financial statements included in this Annual Report on Form 10-K.
As part of the proceeding discussed in Item 3. Legal Proceedings, the parties agreed to settle the litigation for $48.0 million, subject to the review and approval of all parties, including the DOJ and other relevant government entities.
Credit Facility with a Lending Consortium Arranged by Truist
We maintain a revolving credit facility with Truist Securities (Truist) (the Credit Facility) with availability up to $600.0 million in aggregate principal amount. The maturity date of the Credit Facility is April 8, 2027. Borrowings are supported by a lending consortium arranged by Truist. The interest rates applicable to loans under the Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 0.25% to 1.25% per annum or SOFR plus a margin range from 1.25% to 2.25% per annum, based on the Consolidated Total Net Debt to Consolidated EBITDA ratio (as defined in the Credit Facility). In addition, there is a commitment fee on the unused portion of the commitments that ranges from 0.20% to 0.40% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio.

Mortgage Loans and Promissory Note
As of December 31, 2023, 23 of our subsidiaries have mortgage loans insured with HUD for an aggregate amount of $150.2 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates at a range of 3.1% to 4.2%, including fixed interest rates at a range of 2.4% to 3.3% per annum. In addition to the interest rate, we incur other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10.0%, and is reduced by 3.0% in the fourth year of the loan, and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years.
In addition to the HUD mortgage loans, one of our subsidiaries has a promissory note that bears a fixed interest rate of 5.3% per annum and has a term of 12 years. The note, which was used for an acquisition, is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.
Operating Leases
As of December 31, 2023, 214 of our facilities are under long-term lease arrangements, of which 96 of the operations are under nine triple-net Master Leases and one stand-alone lease with CareTrust REIT, Inc. (CareTrust). The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each master lease, our individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%. At our option, we can extend the Master Leases for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease. Additionally, four of the 97 facilities leased from CareTrust include an option to purchase that we can exercise starting on December 1, 2024.
We also lease certain facilities and our administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years and is subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, we lease certain of our equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases.
Eighty of our independent subsidiaries, excluding the subsidiaries that are operated under the Master Leases from CareTrust, are operated under 13 separate master lease arrangements. Under these master leases, a default at a single facility could subject one or more of the other independent subsidiaries covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of our leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in our outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
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
We have a Credit Facility with Truist of up to $600.0 million in aggregate principal amount. We have no outstanding borrowings under our Credit Facility as of December 31, 2023 and through the filing date of this report. In addition, we have outstanding indebtedness under mortgage loans insured with HUD and a promissory note payable to a third party of $152.4 million, all of which are at fixed interest rates.

Our cash and cash equivalents as of December 31, 2023 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of December 31, 2023, we held investments of approximately $109.9 million. We believe our investments that were in an unrealized loss position as of December 31, 2023 do not require an allowance for expected credit losses, nor has any event occurred subsequent to that date that would indicate so. Our market risk exposure is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal, while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of December 31, 2023 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE ENSIGN GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
The Ensign Group, Inc.
San Juan Capistrano, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Ensign Group Inc. and subsidiaries (the "Company") as of December 31, 2023, and 2022, the related consolidated statements of income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 1, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Self-Insurance Liabilities (General and Professional Liability Claims) - Refer to Notes 2 and 19 to the financial statements

Critical Audit Matter Description

The Company's self-insurance liabilities for general and professional liability claims totaled $117.7 million at December 31, 2023. The Company develops information about the size of the ultimate claims based on historical experience, current industry information, and actuarial analysis.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgment regarding the estimation of the reserve for general and professional liability claims included the following, among others:

•We tested the effectiveness of controls over the reserve for general and professional liabilities, including those related to both the determination of reserves for open claims and estimation of the IBNR claims.

•We obtained an understanding of the factors considered and assumptions made by management and its external actuarial specialists in developing the estimate of the general and professional liability reserves, including the sources of data relevant to these factors and assumptions. We tested underlying claims data, including testing the completeness and accuracy of open cases.

•We involved our actuarial specialists to assist in our evaluation of the methodologies applied by management's specialist and to develop an independent range of expected reserves. We compared the recorded reserves to the estimated independent range.

•We performed a retrospective review in which we compared the prior-year recorded amounts for ultimate losses and current liabilities to the subsequent claim emergence.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 1, 2024

We have served as the Company's auditor since 1999.

THE ENSIGN GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$509,626	$316,270
Accounts receivable—less allowance for doubtful accounts of $9,348 and $7,802 at December 31, 2023 and 2022, respectively	485,039	408,432
Investments—current	17,229	15,441
Prepaid expenses and other current assets	35,036	40,982
Total current assets	1,046,930	781,125
Property and equipment, net	1,090,771	992,010
Right-of-use assets	1,756,430	1,450,995
Insurance subsidiary deposits and investments	92,687	67,652
Deferred tax assets	67,124	39,643
Restricted and other assets	40,205	37,291
Intangible assets, net	6,525	6,437
Goodwill	76,869	76,869
TOTAL ASSETS	$4,177,541	$3,452,022
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$92,811	$77,087
Accrued wages and related liabilities	332,568	289,810
Lease liabilities—current	82,526	65,796
Accrued self-insurance liabilities—current	54,664	48,187
Other accrued liabilities	168,228	97,309
Current maturities of long-term debt	3,950	3,883
Total current liabilities	734,747	582,072
Long-term debt—less current maturities	145,497	149,269
Long-term lease liabilities—less current portion	1,639,326	1,355,113
Accrued self-insurance liabilities—less current portion	111,246	83,495
Other long-term liabilities	49,408	33,273
TOTAL LIABILITIES	$2,680,224	$2,203,222

Commitments and contingencies (Notes 15 and 20)

EQUITY
Ensign Group, Inc. stockholders' equity:
Common stock: $0.001 par value; 150,000, 59,987 and 56,597 shares authorized, shares issued and shares outstanding at December 31, 2023, respectively, and 100,000, 59,029 and 55,661 shares authorized, shares issued and shares outstanding at December 31, 2022, respectively	60	59
Additional paid-in capital	465,707	415,560
Retained earnings	1,142,653	946,339
Common stock in treasury, at cost, 3,390 and 3,368 shares at December 31, 2023 and 2022, respectively	(116,555)	(114,626)
Total Ensign Group, Inc. stockholders' equity	1,491,865	1,247,332
Non-controlling interest	5,452	1,468
Total equity	$1,497,317	$1,248,800
TOTAL LIABILITIES AND EQUITY	$4,177,541	$3,452,022
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2023	2022	2021

	(In thousands, except per share data)
REVENUE
Service revenue	$3,708,071	$3,008,711	$2,611,476
Rental revenue	21,284	16,757	15,985
TOTAL REVENUE	$3,729,355	$3,025,468	$2,627,461
Expense:
Cost of services	2,941,238	2,354,434	2,019,879
Rent—cost of services	197,358	153,049	139,371
General and administrative expense	263,005	158,805	151,761
Depreciation and amortization	72,387	62,355	55,985
TOTAL EXPENSES	3,473,988	2,728,643	$2,366,996
Income from operations	255,367	296,825	260,465
Other income (expense):
Interest expense	(8,087)	(8,931)	(6,849)
Other income	25,482	1,195	4,388
Other income (expense), net	17,395	(7,736)	$(2,461)
Income before provision for income taxes	272,762	289,089	258,004
Provision for income taxes	62,912	64,437	60,279
NET INCOME	209,850	224,652	$197,725
Less:
Net income (loss) attributable to noncontrolling interests	451	(29)	3,073
Net income attributable to The Ensign Group, Inc.	$209,399	$224,681	$194,652

NET INCOME PER SHARE ATTRIBUTABLE TO THE ENSIGN GROUP INC.
Basic	$3.76	$4.09	$3.57
Diluted	$3.65	$3.95	$3.42
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	55,708	54,887	54,486
Diluted	57,323	56,871	56,925
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total

BALANCE - JANUARY 1, 2021	54,626	$58	$338,177	$551,055	2,791	$(71,213)	$150	$818,227
Issuance of common stock to employees and directors resulting from the exercise of stock options and grant of stock awards	516	—	9,180	—	—	—	—	9,180
Issuance of restricted stock, net of forfeitures	201	—	3,725	—	—	—	—	3,725
Shares of common stock used to satisfy tax withholding obligations	(21)	—	—	—	21	(1,711)	—	(1,711)
Dividends declared ($0.2125 per share)	—	—	—	(11,715)	—	—	—	(11,715)
Employee stock award compensation	—	—	18,678	—	—	—	—	18,678
Repurchase of common stock (Note 21)	(132)	—	—	—	132	(10,118)	—	(10,118)
Deconsolidation of an ancillary business	—	—	—	—	—	—	(1,369)	(1,369)
Capital contribution from noncontrolling interest holder	—	—	—	—	—	—	2,000	2,000
Net income attributable to noncontrolling interest	—	—	—	—	—	—	3,073	3,073
Noncontrolling interest attributable to subsidiary equity plan	—	—	—	—	—	—	(2,908)	(2,908)
Net income attributable to the Ensign Group, Inc.	—	—	—	194,652	—	—	—	194,652
BALANCE - DECEMBER 31, 2021	55,190	$58	$369,760	$733,992	2,944	$(83,042)	$946	$1,021,714
Issuance of common stock to employees and directors resulting from the exercise of stock options	688	1	12,676	—	—	—	—	12,677
Issuance of restricted stock, net of forfeitures	207	—	5,241	—	—	—	—	5,241
Shares of common stock used to satisfy tax withholding obligations	(20)	—	—	—	20	(1,702)	—	(1,702)
Dividends declared ($0.2225 per share)	—	—	—	(12,334)	—	—	—	(12,334)
Employee stock award compensation	—	—	22,720	—	—	—	—	22,720
Repurchase of common stock (Note 21)	(404)	—	—	—	404	(29,882)	—	(29,882)
Acquisition of noncontrolling interest shares	—	—	(1,539)	—	—	—	835	(704)
Issuance of noncontrolling interests through subsidiary equity plan	—	—	6,693	—	—	—	—	6,693
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(29)	(29)
Noncontrolling interest attributable to subsidiary equity plan	—	—	9	—	—	—	(284)	(275)
Net income attributable to the Ensign Group, Inc.	—	—	—	224,681	—	—	—	224,681
BALANCE - DECEMBER 31, 2022	55,661	$59	$415,560	$946,339	3,368	$(114,626)	$1,468	$1,248,800
Issuance of common stock to employees and directors resulting from the exercise of stock options	759	1	18,368	—	—	—	—	18,369
Issuance of restricted stock, net of forfeitures	199	—	5,068	—	—	—	—	5,068
Shares of common stock used to satisfy tax withholding obligations	(22)	—	—	—	22	(1,929)	—	(1,929)
Dividends declared ($0.2325 per share)	—	—	—	(13,085)	—	—	—	(13,085)
Employee stock award compensation	—	—	30,754	—	—	—	—	30,754
Acquisition of noncontrolling interest shares	—	—	(256)	—	—	—	—	(256)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	451	451
Noncontrolling interest attributable to subsidiary equity plan	—	—	(3,787)	—	—	—	3,533	(254)
Net income attributable to the Ensign Group, Inc.	—	—	—	209,399	—	—	—	209,399
BALANCE - DECEMBER 31, 2023	56,597	$60	$465,707	$1,142,653	3,390	$(116,555)	$5,452	$1,497,317
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$209,850	$224,652	$197,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,387	62,355	55,985
Amortization of deferred financing fees	1,067	1,036	859
Non-cash leasing arrangement	870	493	485
Write-off of deferred financing fees	—	566	—
Deferred income taxes	(27,481)	(6,496)	(724)
Provision for doubtful accounts	3,408	2,390	2,609
Stock-based compensation	30,767	22,720	18,678
Cash received from insurance proceeds	1,396	1,282	2,382
Gain on sale of assets	(123)	(3,467)	(1,371)
(Gain)/loss on insurance claims, legal matters and asset disposals	(1,368)	3,926	(977)
Litigation	48,000	—	—
Change in operating assets and liabilities
Accounts receivable	(79,818)	(82,426)	(30,771)
Prepaid income taxes	814	809	(4,228)
Prepaid expenses and other assets	6,993	(9,141)	(4,898)
Deferred employer portion of social security taxes (Note 3)	—	(24,155)	(24,154)
Cash surrender value of life insurance policy premiums	(16,072)	(7,614)	(10,953)
Deferred compensation liability	16,044	7,637	11,078
Operating lease obligations	(6,564)	345	(5,814)
Accounts payable	15,924	17,870	7,117
Accrued wages and related liabilities	47,967	38,982	47,701
Other accrued liabilities	23,828	3,010	1,297
Accrued self-insurance liabilities	28,827	17,785	13,724
Other long-term liabilities	(50)	(46)	(66)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$376,666	$272,513	$275,684
Cash flows from investing activities:
Purchase of property and equipment	(106,180)	(87,545)	(69,550)
Cash payments for business acquisitions (Note 7)	—	(16,400)	(6,000)
Cash payments for asset acquisitions (Note 7)	(67,798)	(84,736)	(98,224)
Escrow deposits	(1,216)	—	100
Cash from insurance proceeds	2,029	1,339	6,899
Cash proceeds from the sale of assets	248	8,630	1,854
Deconsolidation of an ancillary business	—	—	(1,984)
Cash payments for Medicare and Medicaid licenses	—	—	(106)
Purchases of investments	(29,603)	(21,975)	(32,257)
Maturities of investments	18,852	14,356	27,481
Other restricted assets	970	149	(2,120)
NET CASH USED IN INVESTING ACTIVITIES	$(182,698)	$(186,182)	$(173,907)

Cash flows from financing activities:
Proceeds from debt (Note 15)	150	411	45,218
Payments on debt (Note 15)	(4,033)	(4,106)	(3,056)
Issuance of common stock upon exercise of options	18,369	12,677	9,180
Repurchase of shares of common stock to satisfy tax withholding obligations	(1,929)	(1,702)	(1,711)
Repurchase of shares of common stock (Note 21)	—	(29,882)	(10,118)
Dividends paid	(12,890)	(12,168)	(11,548)
Proceeds from sale of subsidiary shares (Note 6)	—	6,693	—
Non-controlling interest distribution	(4)	(284)	(2,908)
Purchase of non-controlling interest	(256)	(704)	2,000
Payments of deferred financing costs	(19)	(3,197)	(1,172)
Proceeds from CARES Act Provider Relief Fund and Medicare Advance Payment Program (Note 3)	—	—	11,637
Repayments of CARES Act Provider Relief Fund and Medicare Advance Payment Program (Note 3)	—	—	(113,660)

NET CASH USED IN FINANCING ACTIVITIES	$(612)	$(32,262)	$(76,138)
Net increase in cash and cash equivalents	193,356	54,069	25,639
Cash and cash equivalents beginning of period	316,270	262,201	236,562
Cash and cash equivalents end of period	$509,626	$316,270	$262,201

	Year Ended December 31,
(In thousands)	2023	2022	2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$7,025	$7,604	$5,690
Income taxes	$89,730	$70,055	$65,547
Lease liabilities	$196,942	$151,870	$138,795
Non-cash financing and investing activity
Accrued capital expenditures	$4,600	$4,800	$3,700
Accrued dividends declared	$3,396	$3,201	$3,035
Right-of-use assets obtained in exchange for new and modified operating lease obligations	$376,550	$370,753	$198,593

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, shares and options in thousands, except per share data)
1. DESCRIPTION OF BUSINESS
The Company — The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company's independent subsidiaries provide health care services across the post-acute care continuum and engage in the ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare-related properties and other ancillary businesses. As of December 31, 2023, the Company's independent subsidiaries operated 297 facilities and other ancillary operations located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Texas, Utah, Washington and Wisconsin. Subsequent to December 31, 2023, one of the Company's independent subsidiaries expanded its operations into Tennessee. The Company's independent subsidiaries have a collective capacity of approximately 30,600 operational skilled nursing beds and 3,100 senior living units. As of December 31, 2023, the Company's independent subsidiaries operated 214 facilities under long-term lease arrangements and had options to purchase 11 of those 214 facilities. The Company's real estate portfolio includes 113 owned real estate properties, which includes 83 facilities operated and managed by the Company's independent subsidiaries, 30 operations leased to and operated by third-party operators, and the Service Center (defined below) location. Of those 30 operations, one senior living facility is located on the same real estate property as a skilled nursing facility that an independent subsidiary owns and operates.
Certain of the Company’s wholly-owned independent subsidiaries, collectively referred to as the Service Center, provide specific accounting, payroll, human resources, information technology, legal, risk management and other centralized services to the other independent subsidiaries through contractual relationships with such subsidiaries. The Company also has a wholly-owned captive insurance subsidiary that provides some claims-made coverage to the Company’s independent subsidiaries for general and professional liabilities, as well as coverage for certain workers’ compensation insurance liabilities.
In 2022, the Company formed a captive real estate investment trust (REIT), which owns and manages its real estate business, called Standard Bearer Healthcare REIT, Inc. (Standard Bearer). The REIT structure provides the Company with an efficient vehicle for future acquisitions of properties that could be operated by Ensign's independent subsidiaries or other third parties. Refer to Note 6, Standard Bearer for additional information on Standard Bearer.
Each of the Company's independent subsidiaries are operated by wholly-owned subsidiaries that have their own management, employees and assets. References herein to the consolidated “Company” and “its” assets and activities in this Annual Report are not meant to imply, nor should it be construed as meaning that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the subsidiaries, are operated by The Ensign Group, Inc.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying consolidated financial statements (the Financial Statements) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The Company is the sole member or stockholder of various consolidated limited liability companies and corporations established to operate various acquired skilled nursing operations, senior living operations and related ancillary services. All intercompany transactions and balances have been eliminated in consolidation. The Company presents noncontrolling interests within the equity section of its consolidated balance sheets and the amount of consolidated net income that is attributable to The Ensign Group, Inc. and the noncontrolling interests in its consolidated statements of income. The Financial Statements include the accounts of all independent subsidiaries controlled by the Company through its ownership of a majority voting interest.
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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair Value Considerations —The Company’s financial instruments consist principally of cash and cash equivalents, debt security investments, accounts receivable, insurance subsidiary deposits, deferred compensation investment funds, equity investments, accounts payable and borrowings. The Company believes all of the financial instruments’ recorded values approximate fair values because of their nature or respective short durations.

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

Revenue recognized from healthcare services are adjusted for estimates of variable consideration to arrive at the transaction price. The Company determines the transaction price based on contractually agreed-upon amounts or rate on a per day basis, adjusted for estimates of variable consideration. The Company uses the expected value method in determining the variable component that should be used to arrive at the transaction price, using contractual agreements and historical reimbursement experience within each payor type. The amount of variable consideration that is included in the transaction price may be constrained and is included in net revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would affect net revenue in the period such variances become known.

As the Company’s contracts with its patients have an original duration of one year or less, the Company uses the practical expedient applicable to its contracts and does not consider the time value of money. Further, because of the short duration of these contracts, the Company has not disclosed the transaction price for the remaining performance obligations as of the end of each reporting period or when the Company expects to recognize this revenue. In addition, the Company has applied the practical expedient provided by FASB ASC Topic 340, Other Assets and Deferred Costs, and all incremental customer contract acquisition costs are expensed as they are incurred because the amortization period would have been one year or less.
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

Tenant reimbursements related to property taxes and insurance are neither considered lease nor non-lease components under ASC 842. Lessee payments for taxes and insurance paid directly to a third party, on behalf of the Company, are excluded from variable lease payments and rental revenue in the Company’s consolidated statements of income. Otherwise, tenant reimbursements for taxes and insurance that are paid by the Company directly to a third party are classified as additional rental revenue and expense and recognized by the Company on a gross basis.

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
Leases — The Company leases skilled nursing facilities, senior living facilities and commercial office space. The Company determines if an arrangement is a lease and performs an evaluation to determine whether the lease should be classified as an operating or finance lease at the inception of the lease. As of December 31, 2023, the Company has one financing lease that is not material to the consolidated balance sheet. Rights and obligations of these leases are included as right-of-use assets and current and long-term lease liabilities on the Company's consolidated balance sheets. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of future lease payments. The Company utilizes a third-party valuation specialist to assist in estimating the incremental borrowing rate.
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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company subleases skilled nursing facilities to third-party operators and considers the subleases to be separate contracts as the Company is not relieved of its primary obligation under its operating lease. The rental income from third-parties related to these subleases is presented on a gross basis from the rent expense associated with the Company's lease obligations and is not material to the consolidated statements of income.
Impairment of Long-Lived Assets — The Company reviews the carrying value of long-lived assets that are held and used in the Company’s independent subsidiaries for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon expected undiscounted future net cash flows from the independent subsidiaries to which the assets relate, utilizing management’s best estimate, appropriate assumptions and projections at the time. If the carrying value is determined to be unrecoverable from future operating cash flows, the asset is deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair value of the asset. The Company estimates the fair value of assets based on the estimated future discounted cash flows of the asset. Management has evaluated its long-lived assets and determined there was no impairment during the years ended December 31, 2023, 2022, and 2021.
Intangible Assets and Goodwill — Definite-lived intangible assets consist primarily of patient base, facility trade names and customer relationships. Patient base is amortized over a period of four to eight months, depending on the classification of the patients and the level of occupancy in a new acquisition on the acquisition date. Trade names at independent subsidiaries are amortized over 30 years and customer relationships are amortized over a period of up to 20 years.
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
Management has evaluated its goodwill and intangible assets and determined there was no impairment during the years ended December 31, 2023, 2022, and 2021. The Company has recognized cumulative goodwill impairment losses of $7,410, since inception in 1999.
Self-Insurance — The Company is partially self-insured for general and professional liability claims up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per claim, per location and on an aggregate basis for the Company. The combined self-insured retention is $500 per claim, subject to an additional one-time deductible of $1,250 for the Company's independent subsidiaries in California and a separate, one-time, deductible of $1,250 for the Company's independent subsidiaries not in California. For all independent subsidiaries, except those located in Colorado, the third-party coverage above these limits is $1,000 per claim, $3,000 per operation, with a $5,000 blanket aggregate limit and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits is $1,000 per claim and $3,000 per operation, which is independent of the aforementioned blanket aggregate limits that apply outside of Colorado.
Subsequent to December 31, 2023, the self-insured retention is $750 per claim, subject to an additional one-time deductible of $1,500 for the Company's independent subsidiaries in California. For the independent subsidiaries not in California, the self-insured retention is $650 per claim, subject to an additional one-time deductible of $1,350. For all independent subsidiaries, except those located in Colorado, the third-party coverage above these limits is $1,000 per claim, $3,000 per operation, with a $10,000 blanket aggregate limit and an additional state-specific aggregate where required by state law.

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
The Company’s independent subsidiaries are self-insured for workers’ compensation liabilities in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual specific excess insurance coverage that insures individual claims that exceed $625 per occurrence. In Texas, the independent subsidiaries have elected non-subscriber status for workers’ compensation claims and the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 per occurrence. The Company’s independent subsidiaries in all other states, with the exception of Washington, are under a loss sensitive plan that insures individual claims that exceed $350 per occurrence. In the state of Washington, the Company is self-insured and has purchased individual specific excess insurance coverage that insures individual claims that exceed $500 per occurrence. For all of the self-insured plans and retention, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information.
The Company self-funds medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $525 for each covered person for fiscal years 2023 and 2022, respectively, and $500 for each covered person for fiscal year 2021.
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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Standard Bearer elected to be taxed as a REIT, for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2022. Standard Bearer was organized, has operated and intends to continue to operate in a manner to qualify for taxation as a REIT. In order to qualify as a REIT, Standard Bearer must meet certain organizational and operational requirements, including a requirement to distribute to its shareholders, which in this case is the Company, at least 90% of its annual taxable income. As a REIT, Standard Bearer generally will not be subject to federal income tax to the extent it distributes as qualifying dividends, all of its REIT taxable income to its shareholders. If Standard Bearer fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions.
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
Stock-Based Compensation — The Company measures and recognizes compensation expense for all stock-based payment awards made to employees and directors including employee stock options based on estimated fair values, ratably over the requisite service period of the award. Net income has been reduced as a result of the recognition of the fair value of all stock options and restricted stock awards issued, the amount of which is based upon the number of grants and other variables.
Comprehensive Income — The Company does not have any components of other comprehensive income recorded within its Financial Statements and, therefore, does not separately present a statement of comprehensive income in its Financial Statements.
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
Recent Accounting Standards Issued But Not Yet Adopted by the Company — In October 2023, the FASB issued ASU 2023-06 "Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative", which amends U.S. GAAP to include 14 disclosure requirements that are currently required under SEC Regulation S-X or Regulation S-K. Each amendment will be effective on the date on which the SEC removes the related disclosure requirement from SEC Regulation S-X or Regulation S-K. The adoption is not expected to have a material impact on the Company's Notes to the Consolidated Financial Statements as these requirements were previously incorporated under the SEC Regulations.
In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which requires the Company to expand the breadth and frequency of segment disclosures to include additional information about significant segment expenses, the chief operating decision maker (CODM) and other items, and also require the annual disclosures on an interim basis. This guidance is effective for annual periods beginning after December 15, 2023, which will be the Company's fiscal year 2024, with early adoption permitted. The Company is currently evaluating the impact of the ASU on its Quarterly and Annual Reports.
In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. This guidance is effective for annual periods beginning after December 15, 2024, which will be the Company's fiscal year 2025, with early adoption permitted. The adoption is expected to enhance the Company's Notes to the Consolidated Financial Statements. The Company is currently evaluating the impact of the ASU on its Annual Report.

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

Revenue from the Medicare and Medicaid programs accounted for 72.6%, 73.7% and 73.6% for the years ended December 31, 2023, 2022, and 2021, respectively. Settlements with Medicare and Medicaid payors for retroactive adjustments due to audits and reviews are considered variable consideration and are included in the determination of the estimated transaction price. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity. Consistent with healthcare industry practices, any changes to these revenue estimates are recorded in the period the change or adjustment becomes known based on the final settlement. The Company recorded adjustments to revenue which were not material to the Company's revenue for the years ended December 31, 2023, 2022, and 2021.

Service revenue for the years ended December 31, 2023, 2022, and 2021 is summarized in the following tables:

	Year Ended December 31,
	2023		2022		2021
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid(1)	$1,459,449	39.4%	$1,183,156	39.3%	$1,022,460	39.2%
Medicare	985,749	26.6	832,160	27.7	727,103	27.8
Medicaid — skilled	245,663	6.6	200,878	6.7	172,770	6.6
Total Medicaid and Medicare	2,690,861	72.6	2,216,194	73.7	1,922,333	73.6
Managed care	666,129	18.0	525,710	17.5	456,728	17.5
Private and other(2)	351,081	9.4	266,807	8.8	232,415	8.9
SERVICE REVENUE	$3,708,071	100.0%	$3,008,711	100.0%	$2,611,476	100.0%
(1) Medicaid payor includes revenue for senior living operations and revenue related to state relief funding.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services.
In addition to the service revenue above, the Company's rental revenue derived from triple-net lease arrangements with third parties is $21,284, $16,757 and $15,985 for the years ended December 31, 2023, 2022, and 2021.
State relief funding
The Company received state relief funding through Medicaid programs from various states, including healthcare relief funding under the American Rescue Plan Act (ARPA), increases in the Federal Medical Assistance Percentage (FMAP) under the Families First Coronavirus Response Act (FFCRA) and other state specific relief programs. The funding generally incorporates specific use requirements primarily for direct patient care including labor related expenses that are attributable to the COVID-19 pandemic or are associated with providing patient care.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenues from these additional payments are recognized in accordance with ASC 606, subject to variable consideration constraints. In certain operations where the Company received additional payments that exceeded expenses incurred related to specific qualifiers, the Company recorded deferred revenue for the excess amount until additional expenses are incurred for recognition. Accordingly, the amount of state relief revenue recognized is limited to the actual related expenses incurred. As of years ended December 31, 2023 and 2022, the Company had $486 and $1,001 in unapplied state relief funds, respectively. During the years ended December 31, 2023, 2022, and 2021, the Company received an additional $64,238, $81,057, and $70,484 in state relief funding and recognized $64,753, $81,837, and $75,231, respectively, as revenue.
Federal relief funding
In prior years, as part of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the CARES Act), the Company received cash distributions of relief fund payments (Provider Relief Funds) and funds authorized by U.S. Department of Health and Human Services (HHS) to be used to protect residents of nursing homes and long-term care (LTC) facilities from the impact of COVID-19. During the years ended December 31, 2023 and 2022, the Company did not receive Provider Relief Funds. During the year ended December 31, 2021, the Company received and returned $11,637 in Provider Relief Funds.
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
Balance Sheet Impact
Included in the Company’s consolidated balance sheets are contract balances, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company had no material contract liabilities and contract assets as of December 31, 2023 and 2022, or activity during the years ended December 31, 2023, 2022, and 2021.

Accounts receivable as of December 31, 2023 and 2022, is summarized in the following table:

	December 31,
	2023	2022
Medicaid	$178,285	$157,878
Managed care	125,907	95,940
Medicare	85,512	76,526
Private and other payors	104,683	85,890
	494,387	416,234
Less: allowance for doubtful accounts	(9,348)	(7,802)
ACCOUNTS RECEIVABLE, NET	$485,039	$408,432
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
A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
	2023	2022	2021
NUMERATOR:
Net income	$209,850	$224,652	$197,725
Less: net income (loss) attributable to noncontrolling interests	451	(29)	3,073
Net income attributable to The Ensign Group, Inc.	$209,399	$224,681	$194,652

DENOMINATOR:
Weighted average shares outstanding for basic net income per share	55,708	54,887	54,486
Basic net income per common share:	$3.76	$4.09	$3.57

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Year Ended December 31,
	2023	2022	2021
NUMERATOR:
Net income	$209,850	$224,652	$197,725
Less: net income (loss) attributable to noncontrolling interests	451	(29)	3,073
Net income attributable to The Ensign Group, Inc.	$209,399	$224,681	$194,652

DENOMINATOR:
Weighted average common shares outstanding	55,708	54,887	54,486
Plus: incremental shares from assumed conversion (1)	1,615	1,984	2,439
Adjusted weighted average common shares outstanding	57,323	56,871	56,925
Diluted net income per common share:	$3.65	$3.95	$3.42
(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 1,429, 780 and 198 for the years ended December 31, 2023, 2022 and 2021, respectively.
5. FAIR VALUE MEASUREMENTS

The Company's financial assets include the captive insurance subsidiary's deposits and investments designated to support long-term insurance subsidiary liabilities and are carried at amortized cost basis of $59,530 and $53,924 as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the amortized cost basis of the Company's financial assets included in the captive insurance subsidiary's investments are considered to approximate the fair value of these financial assets and are derived using Level 2 inputs.

Also included are contracts insuring the lives of certain employees who are eligible to participate in non-qualified deferred compensation plans that are held in a rabbi trust. The cash surrender value of these contracts is based on funds that shadow the investment allocations specified by participants in the deferred compensation plan and are held at fair value. As of December 31, 2023, and 2022, the fair value of the investment funds was $41,216 and $25,144, respectively, which are derived using Level 2 inputs.

Additionally, the Company has other investments held at historical cost basis, which are not material, where the fair value is derived using Level 3 inputs. The Company believes its amortized cost basis investments that were in an unrealized loss position as of December 31, 2023 and 2022 do not require an allowance for expected credit losses, nor has any event occurred through the filing date of this report that would indicate differently.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. STANDARD BEARER
Standard Bearer's real estate portfolio consists of 108 of the Company's 113 owned real estate properties, of which 79 are operated and managed by the Company's independent subsidiaries and 30 are leased to and operated by third-party operators. Of those 30 operations, one senior living facility is located on the same real estate property as a skilled nursing facility that an independent subsidiary owns and operates. Standard Bearer elected to be taxed as a REIT, for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2022.
During the year ended December 31, 2023, Standard Bearer acquired the real estate of three stand-alone skilled nursing facilities and two campus operations for an aggregate purchase price of $65,899. Of these additions, the three skilled nursing facilities and one campus operation acquired are operated by the Company's independent subsidiaries and the other campus operation is leased to a third-party operator. During the year ended December 31, 2022, Standard Bearer acquired the real estate of ten skilled nursing facilities for an aggregate purchase price of $84,656, three of which were previously operated and managed by the Company's independent subsidiaries. Refer to Note 7, Operation Expansions, for additional information.
As part of the formation of Standard Bearer, certain of the Company's independent subsidiaries, Standard Bearer and Standard Bearer's independent real estate subsidiaries entered into several agreements that include leasing, management services and debt arrangements between the operations. All intercompany transactions have been eliminated in consolidation. Refer to Note 8, Business Segments, for additional information related to these intercompany eliminations as well as Standard Bearer as a reportable segment.
Intercompany master lease agreements
Certain of the Company's independent subsidiaries and 79 Standard Bearer independent real estate subsidiaries have entered into five triple-net master lease agreements (collectively, the Standard Bearer Master Leases). The lease periods range from 15 to 19 years with three five-year renewal options beyond the initial term, on the same terms and conditions. The rent structure under the Standard Bearer Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the independent subsidiaries are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties; (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Rental revenue generated from the Company's independent subsidiaries was $66,712, $57,967, and $44,165 for the years ended December 31, 2023, 2022, and 2021, respectively.
Intercompany management agreement
Standard Bearer has no employees. The Service Center provides personnel and services to Standard Bearer pursuant to the management agreement between Standard Bearer and the Service Center. The management agreement provides for a base management fee that is equal to 5% of total rental revenue and an incentive management fee that is equal to 5% of funds from operations (FFO) and is capped at 1% of total rental revenue, for a total of 6%. Management fee generated between Standard Bearer and the Service Center for the year ended December 31, 2023 and 2022 was $4,948 and $4,367, respectively. No management fees were recorded in 2021, which was prior to the formation of Standard Bearer.
Intercompany debt arrangements

Standard Bearer obtains its funding through various sources including operating cash flows, access to debt arrangements and intercompany loans. The intercompany debt arrangements include mortgage loans and the Credit Facility to fund acquisitions and working capital needs. The interest rate under the Credit Facility is a base rate plus a margin ranging from 0.25% to 1.25% per annum or SOFR plus a margin range from 1.25% to 2.25% per annum.

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Equity Instrument Denominated in the Shares of a Subsidiary
As part of the formation of Standard Bearer in January of 2022, the Company established the Standard Bearer Healthcare REIT, Inc. 2022 Omnibus Incentive Plan (Standard Bearer Equity Plan). The Company may grant stock options and restricted stock awards under the Standard Bearer Equity Plan to employees and management of Ensign's independent subsidiaries. These awards generally vest over a period of five years or upon the occurrence of certain prescribed events. The value of the stock options and restricted stock awards is tied to the value of the common stock of Standard Bearer, which is determined based on an independent valuation of Standard Bearer. The awards can be put to Standard Bearer at various prescribed dates, which in no event is earlier than six months after vesting of the restricted awards or exercise of the stock options. The Company can also call the awards, generally upon employee termination. During the year ended December 31, 2022, Standard Bearer sold fully vested common shares from the Standard Bearer Equity Plan to shareholders for cash of $6,544. During the year ended December 31, 2023 and 2022, the Company did not grant any stock options nor restricted shares under the Standard Bearer Equity Plan.
Also, during the year ended December 31, 2022, Standard Bearer established shareholders of its preferred shares through contributions of cash of $149. These preferred shares were fully vested at the time of the contributions by the shareholders. The value of Standard Bearer common and preferred shares held by the Company are eliminated in consolidation and the value held by other shareholders are classified as noncontrolling interests on the Company's consolidated balance sheets.
7. OPERATION EXPANSIONS
The expansion focus of the Company's independent subsidiaries is to purchase or lease operations that are complementary to the current operations, accretive to the business, or otherwise advance the Company's strategy. The results of all independent subsidiaries are included in the Financial Statements subsequent to the date of acquisition. Acquisitions are accounted for using the acquisition method of accounting. The Company's independent subsidiaries also enter into long-term leases that may include options to purchase the facilities. As a result, from time to time, an independent real estate subsidiary will acquire the property of facilities that have previously been operated under third-party leases.
2023 Expansions
During the year ended December 31, 2023, the Company expanded its operations and real estate portfolio through a combination of long-term leases and real estate purchases, with the addition of 25 stand-alone skilled nursing operations and one campus operation. Of these additions, Standard Bearer acquired the real estate of three of the stand-alone skilled nursing operations and one campus operation, which were leased back to the Company's independent subsidiaries. Refer to Note 6, Standard Bearer, for additional information on the purchase of real estate properties. These new operations added a total of 2,483 operational skilled nursing beds and 94 operational senior living units to be operated by the Company's independent subsidiaries. The Company also invested in new ancillary services that are complementary to its existing businesses.
In connection with the new operations obtained through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company entered into a separate operations transfer agreement with each prior operator as part of each transaction.
Subsequent to December 31, 2023, the Company expanded its operations through a long-term lease, with the addition of two stand-alone skilled nursing operations, totaling 241 operational skilled nursing beds operated by the Company's independent subsidiaries, including one in a new state, Tennessee.
2022 Expansions
During the year ended December 31, 2022, the Company expanded its operations and real estate portfolio through a combination of long-term leases and real estate purchases, with the addition of 23 stand-alone skilled nursing operations and one campus operation. Of these additions, Standard Bearer acquired the real estate of seven of the stand-alone skilled nursing operations, which were leased back to Ensign's independent subsidiaries. Refer to Note 6, Standard Bearer, for additional information on the purchases of real estate properties. In addition, the Company added five senior living operations that were transferred from The Pennant Group, Inc. (Pennant), three of which are part of campuses operated by the Company's independent subsidiaries. These new operations added a total of 3,058 operational skilled nursing beds and 674 operational senior living units to be operated by the Company's independent subsidiaries. The Company also invested in new ancillary services that are complementary to its existing businesses.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Of the new operations acquired during the year ended December 31, 2022, $16,400 was concentrated in goodwill and accordingly, the transactions were classified as business combinations.
In connection with the new operations obtained through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company entered into a separate operations transfer agreement with each prior operator as part of each transaction.
2021 Acquisitions
During the year ended December 31, 2021, the Company expanded its operations through a combination of long-term leases and a real estate purchase, with the addition of 17 stand-alone skilled nursing operations and five real estate purchases, four of which the Company previously operated and continues to operate. The remaining real estate purchase is operated by Pennant. These new operations added a total of 1,832 operational skilled nursing beds operated by the Company's independent subsidiaries.
Of the new operations acquired during the year ended December 31, 2021, $6,000 was concentrated in goodwill and accordingly, the transactions were classified as business combinations.
In connection with the new operations made through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company entered into a separate operations transfer agreement with the prior operator as part of each transaction.
The table below presents the allocation of the purchase price for the operations acquired during the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
Land	$7,794	$15,527	$19,928
Building and improvements	57,488	65,070	77,975
Equipment, furniture, and fixtures	1,840	1,618	217
Assembled occupancy	346	367	29
Goodwill	—	16,400	6,000
Leased asset	—	1,909	—
Other indefinite-lived intangible assets	330	245	75
TOTAL ACQUISITIONS	$67,798	$101,136	$104,224
The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return. The operations added by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operations, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired independent subsidiaries. The assets added during the year ended December 31, 2023 were not material operations to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These additions have been included in the consolidated balance sheets of the Company, and the operating results have been included in the consolidated statements of income of the Company since the date the Company gained effective control.
8. BUSINESS SEGMENTS

The Company has two reportable segments: (1) skilled services, which includes the operation of skilled nursing facilities and rehabilitation therapy services and (2) Standard Bearer, which is comprised of selected real estate properties owned by Standard Bearer and leased to skilled nursing and senior living operators.

As of December 31, 2023, the skilled services segment includes 259 skilled nursing operations and 27 campus operations that provide both skilled nursing and rehabilitative care services and senior living services. The Company's Standard Bearer segment consists of 108 owned real estate properties.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company also reports an “All Other” category that includes results from its senior living operations, which includes 11 stand-alone senior living operations and the senior living operations at 27 campus operations that provide both skilled nursing and rehabilitative care services and senior living services. In addition, the "All Other" category includes mobile diagnostics, medical transportation, other real estate and other ancillary operations. Services included in the “All Other” category are insignificant individually, and therefore do not constitute a reportable segment.

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

The following tables set forth financial information for the segments:

	Year Ended December 31, 2023
	Skilled Services	Standard Bearer	All Other (1)	Intercompany Elimination	Total
Service revenue(2)	$3,578,855	$—	$144,667	$(15,451)	$3,708,071
Rental revenue(3)	—	82,486	11,137	(72,339)	21,284
TOTAL REVENUE	$3,578,855	$82,486	$155,804	$(87,790)	$3,729,355
Segment income (loss)	464,925	29,065	(221,251)	—	272,739
Gain on sale of assets and insurance recoveries from real estate, net					23
Income before provision for income taxes					$272,762
Depreciation and amortization	38,766	25,205	8,416	—	72,387
Interest expense(4)	$—	$19,761	$1,228	$(12,902)	$8,087
(1) All Other primarily includes all ancillary operations, stand-alone senior living operations and the Service Center.
(2) Intercompany service revenue represents service revenue generated by ancillary operations provided to the Company's independent subsidiaries and management service revenue generated by the Service Center with Standard Bearer. Intercompany service revenue is eliminated in consolidation along with corresponding intercompany cost of service.
(3) All Other rental revenue includes rental revenue associated with the Company's subleases to third parties of $3,897 for the year ended December 31, 2023. Intercompany rental revenue represents rental income generated by both Standard Bearer and other real estate properties with the Company's independent subsidiaries. Intercompany rental revenue is eliminated in consolidation along with corresponding intercompany rent expense.
(4) Included in interest expense in Standard Bearer is interest expense incurred from intercompany debt arrangements between Standard Bearer and The Ensign Group, Inc. Intercompany interest expense is eliminated in the "Intercompany Elimination" column.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2022
	Skilled Services	Standard Bearer	All Other (1)	Intercompany Elimination	Total
Service revenue(2)	$2,906,215	$—	$115,214	$(12,718)	$3,008,711
Rental revenue(3)	—	72,937	7,396	(63,576)	16,757
TOTAL REVENUE	$2,906,215	$72,937	$122,610	$(76,294)	$3,025,468
Segment income (loss)	408,732	27,871	(150,781)	—	285,822
Gain on sale of assets and insurance recoveries from real estate, net					3,267
Income before provision for income taxes					$289,089
Depreciation and amortization	33,224	21,613	7,518	—	62,355
Interest expense(4)	$—	$15,707	$1,870	$(8,646)	$8,931
(1) All Other primarily includes all ancillary operations, stand-alone senior living operations and the Service Center.
(2) Intercompany service revenue represents service revenue generated by ancillary operations provided to the Company's independent subsidiaries and management service revenue generated by the Service Center with Standard Bearer. Intercompany service revenue is eliminated in consolidation along with corresponding intercompany cost of service.
(3) Intercompany rental revenue represents rental income generated by both Standard Bearer and other real estate properties with the Company's independent subsidiaries. Intercompany rental revenue is eliminated in consolidation along with corresponding intercompany rent expense.
(4) Included in interest expense in Standard Bearer is interest expense incurred from intercompany debt arrangements between Standard Bearer and The Ensign Group, Inc. Intercompany interest expense is eliminated in the "Intercompany Elimination" column.

	Year Ended December 31, 2021
	Skilled Services	Standard Bearer	All Other (1)	Intercompany Elimination	Total
Service revenue(2)	$2,523,234	$—	$95,276	$(7,034)	$2,611,476
Rental revenue(3)	—	58,127	7,409	(49,551)	15,985
TOTAL REVENUE	$2,523,234	$58,127	$102,685	$(56,585)	$2,627,461
Segment income (loss)	373,603	31,876	(147,915)	—	257,564
Gain on real estate insurance recoveries					440
Income before provision for income taxes					$258,004
Depreciation and amortization	30,681	17,558	7,746	—	55,985
Interest expense	$—	$6,842	$7	$—	$6,849
(1) All Other primarily includes all ancillary operations, stand-alone senior living operations and the Service Center.
(2) Intercompany service revenue represents service revenue generated by ancillary operations provided to the Company's independent subsidiaries and management service revenue generated by the Service Center with Standard Bearer. Intercompany service revenue is eliminated in consolidation along with corresponding intercompany cost of service.
(3) Intercompany rental revenue represents rental income generated by both Standard Bearer and other real estate properties with the Company's independent subsidiaries. Intercompany rental revenue is eliminated in consolidation along with corresponding intercompany rent expense.

Service revenue by major payor source were as follows:

	Year Ended December 31, 2023
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$1,429,473	$29,976	$1,459,449	39.4%
Medicare	985,749	—	985,749	26.6
Medicaid-skilled	245,663	—	245,663	6.6
Subtotal	2,660,885	29,976	2,690,861	72.6
Managed care	666,129	—	666,129	18.0
Private and other(2)	251,841	99,240	351,081	9.4
TOTAL SERVICE REVENUE	$3,578,855	$129,216	$3,708,071	100.0%
(1) Medicaid payor includes revenue generated from senior living operations and revenue related to state relief funding.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services.
(3) All Other incorporates intercompany eliminations.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2022
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$1,158,309	$24,847	$1,183,156	39.3%
Medicare	832,160	—	832,160	27.7
Medicaid-skilled	200,878	—	200,878	6.7
Subtotal	2,191,347	24,847	2,216,194	73.7
Managed care	525,710	—	525,710	17.5
Private and other(2)	189,158	77,649	266,807	8.8
TOTAL SERVICE REVENUE	$2,906,215	$102,496	$3,008,711	100.0%
(1) Medicaid payor includes revenue generated from senior living operations and revenue related to state relief funding.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services.
(3) All Other incorporates intercompany eliminations.

	Year Ended December 31, 2021
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$1,007,061	$15,399	$1,022,460	39.2%
Medicare	727,103	—	727,103	27.8
Medicaid-skilled	172,770	—	172,770	6.6
Subtotal	1,906,934	15,399	1,922,333	73.6
Managed care	456,728	—	456,728	17.5
Private and other(2)	159,572	72,843	232,415	8.9
TOTAL SERVICE REVENUE	$2,523,234	$88,242	$2,611,476	100.0%
(1) Medicaid payor includes revenue generated from senior living operations and revenue related to state relief funding.
(2) Private and other payors also includes revenue from senior living operations and all payors generated in other ancillary services.
(3) All Other incorporates intercompany eliminations.
9. PROPERTY AND EQUIPMENT - NET
Property and equipment, net consists of the following:

	December 31,
	2023	2022
Land	$142,656	$134,864
Buildings and improvements	803,155	728,231
Leasehold improvements	172,064	150,903
Equipment	339,383	295,739
Furniture and fixtures	4,192	4,544
Construction in progress	25,563	17,521
	1,487,013	1,331,802
Less: accumulated depreciation	(396,242)	(339,792)
PROPERTY AND EQUIPMENT, NET	$1,090,771	$992,010
The Company completed the sale of assets for a sale price of $8,607 and recorded a gain of $3,467 within the Company's consolidated statement of income as cost of services during the year ended December 31, 2022. In addition, the Company evaluated its long-lived assets and did not record an impairment charge for the fiscal years ended 2023, 2022, and 2021. See also Note 6, Standard Bearer and Note 7, Operation Expansions for information on acquisitions during the year ended December 31, 2023.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. INTANGIBLE ASSETS - NET

	Weighted Average Life (Years)	December 31,
		2023			2022

		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Assembled occupancy	0.3	$781	$(742)	$39	$435	$(388)	$47
Facility trade name	30.0	733	(439)	294	733	(415)	318
Customer relationships	18.4	4,582	(2,692)	1,890	4,582	(2,482)	2,100
TOTAL		$6,096	$(3,873)	$2,223	$5,750	$(3,285)	$2,465

During the years ended December 31, 2023, 2022, and 2021, amortization expense was $1,790, $1,714 and $1,435, respectively, of which $1,202, $1,160 and $1,158 was related to the amortization of right-of-use assets, respectively. The Company did not record any impairment charge to intangible assets during the years ended December 31, 2023, 2022, and 2021.

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2024	274
2025	234
2026	234
2027	234
2028	234
Thereafter	1,013
$2,223

Other indefinite-lived intangible assets consist of the following:

	December 31,
	2023	2022
Trade name	$889	$889
Medicare and Medicaid licenses	3,413	3,083
TOTAL	$4,302	$3,972

During the year ended December 31, 2023, the Company acquired $330 in Medicare and Medicaid licenses compared to $245 and $181 in the fiscal years 2022 and 2021, respectively.
11. GOODWILL

The Company anticipates that the majority of goodwill recognized will be fully deductible for tax purposes as of December 31, 2023. All of the Company's acquisitions during the year ended December 31, 2023 were classified as asset acquisitions and accordingly, no goodwill was recognized for these acquisitions. There were no other activities in goodwill during the year ended December 31, 2023. Provided that goodwill corresponds to the acquisition of a business and not merely the acquisition of real estate property, the Company's Standard Bearer segment appropriately does not carry a goodwill balance. The following table represents activity in goodwill by skilled service segment and "all other" category as of December 31, 2023, 2022 and 2021:

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Goodwill
	Skilled Services	All Other	Total
January 1, 2021	$45,486	$8,983	$54,469
Additions	6,000	—	6,000
December 31, 2021	$51,486	$8,983	$60,469
Additions	16,400	—	16,400
December 31, 2022	$67,886	$8,983	$76,869
December 31, 2023	$67,886	$8,983	$76,869

12. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

	December 31,
	2023	2022
Debt issuance costs, net	$2,883	$3,753
Long-term insurance losses recoverable asset	15,913	10,512
Capital improvement reserves with landlords and lenders	4,870	6,446
Deposits with landlords	2,661	2,527
Escrow deposits	1,216	—
Other	12,662	14,053
RESTRICTED AND OTHER ASSETS	$40,205	$37,291
Included in restricted and other assets as of December 31, 2023 and 2022 are anticipated insurance recoveries related to the Company's workers' compensation and general and professional liability claims that are recorded on a gross, rather than net, basis.
13. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	December 31,
	2023	2022
Quality assurance fee	$14,035	$7,701
Refunds payable	51,248	40,783
Resident advances	10,834	9,698
Unapplied state relief funds	486	1,001
Cash held in trust for patients	6,215	6,400
Dividends payable	3,396	3,201
Property taxes	12,875	10,926
Accrued litigation (Note 20)	51,734	4,553
Other	17,405	13,046
OTHER ACCRUED LIABILITIES	$168,228	$97,309

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. INCOME TAXES
The provision for income taxes on continuing operations for the years ended December 31, 2023, 2022 and 2021 is summarized as follows:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$73,092	$56,717	$49,105
State	17,301	14,216	11,898
	90,393	70,933	61,003
Deferred:
Federal	(22,280)	(5,158)	(716)
State	(5,201)	(1,338)	(8)
	(27,481)	(6,496)	(724)
TOTAL	$62,912	$64,437	$60,279

A reconciliation of the federal statutory rate to the effective tax rate for income from continuing operations for the years ended December 31, 2023, 2022 and 2021, respectively, is comprised as follows:

	December 31,
	2023	2022	2021
Income tax expense at statutory rate	21.0%	21.0%	21.0%
State income taxes - net of federal benefit	3.5	3.5	3.7
Non-deductible expenses	3.4	2.0	2.4
Equity compensation	(4.2)	(3.6)	(3.3)
Other adjustments	(0.6)	(0.6)	(0.4)
TOTAL INCOME TAX PROVISION	23.1%	22.3%	23.4%

The Company's effective tax rate was 23.1% for the year ended December 31, 2023, compared to 22.3% for the same period in 2022 and 23.4% in 2021. The higher effective tax rate is due to higher non-deductible expenses compared to tax benefits from stock compensation.

The Company's deferred tax assets and liabilities as of December 31, 2023 and 2022 are summarized below.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,
	2023	2022
Deferred tax assets (liabilities):
Accrued expenses	$81,502	$61,685
Revenue related reserves	23,714	18,046
Tax credits	1,192	1,742
Insurance	16,864	11,910
Lease liability	444,590	364,408
State taxes	—	28
	567,862	457,819
Valuation allowance	(789)	(789)
TOTAL DEFERRED TAX ASSETS	567,073	457,030
State taxes	(280)	—
Depreciation and amortization	(52,334)	(49,146)
Prepaid expenses	(4,113)	(5,150)
Right of use asset	(443,222)	(363,091)
TOTAL DEFERRED TAX LIABILITIES	(499,949)	(417,387)
NET DEFERRED TAX ASSETS	$67,124	$39,643
The Company had state credit carryforwards as of December 31, 2023 and 2022 of $1,192 and $1,742, respectively. These carryforwards almost entirely relate to state limitations on the application of Enterprise Zone employment-related tax credits. Unless the Company uses the Enterprise Zone credits beforehand, the carryforward began to expire in 2023. The remainder of these carryforwards relate to credits against the Texas margin tax and is expected to carryforward until 2027. As of December 31, 2023 and 2022, the valuation allowance of $789, for both years, was primarily recorded against the Enterprise Zone credits as the Company believes it is more likely than not that some of the benefit of the credits will not be realized.
The Company's operating loss carry forwards for states were not material during the year ended December 31, 2023 and 2022.
As of December 31, 2023, 2022 and 2021, the Company did not have any unrecognized tax benefits, net of its state benefits that would affect the Company's effective tax rate. The Company classifies interest and/or penalties on income tax liabilities or refunds as additional income tax expense or income. Such amounts are not material.
The federal statutes of limitations on the Company's 2019, 2018, and 2017 income tax years lapsed during the third quarter of 2023, 2022, and 2021, respectively. During the fourth quarter of each year, various state statutes of limitations also lapsed. The lapses during the years ended December 31, 2023 and 2022 had no impact on the Company's unrecognized tax benefits.
During the year ended December 31, 2021, the state of Wisconsin initiated and completed an examination of the Company's 2019, 2018, and 2017 state tax years with no adjustments. The Company is not under examination by any major income tax jurisdiction.
15. DEBT
Debt consists of the following:

	December 31,
	2023	2022
Mortgage loans and promissory note	$152,388	$156,271
Less: current maturities	(3,950)	(3,883)
Less: debt issuance costs, net	(2,941)	(3,119)
LONG-TERM DEBT LESS CURRENT MATURITIES	$145,497	$149,269

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Credit Facility with a Lending Consortium Arranged by Truist

The Company maintains a revolving credit facility between the Company and its independent subsidiaries, including Standard Bearer as co-borrowers, and Truist Securities (Truist) (the Credit Facility) with a revolving line of credit of up to $600,000 in aggregate principal amount with a maturity date of April 8, 2027. Borrowings are supported by a lending consortium arranged by Truist. The interest rates applicable to loans under the Credit Facility are, at the Company's option, equal to either a base rate plus a margin ranging from 0.25% to 1.25% per annum or SOFR plus a margin range from 1.25% to 2.25% per annum, based on the Consolidated Total Net Debt to Consolidated EBITDA ratio (as defined in the Credit Facility). In addition, there is a commitment fee on the unused portion of the commitments that ranges from 0.20% to 0.40% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio. When the Company amended the Credit Facility in 2022 with the terms and conditions described above, it wrote off deferred financing costs of $566 and additional deferred financing costs of $3,197 were capitalized during the year ended December 31, 2022.

Borrowings made under the Credit Facility are guaranteed, jointly and severally, by certain of the Company’s wholly-owned subsidiaries, and are secured by a pledge of stock of the Company's material independent subsidiaries as well as a first lien on substantially all of such independent subsidiaries' personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. The Company must comply with financial maintenance covenants to be tested quarterly, consisting of (i) a maximum consolidated total net debt to consolidated EBITDA ratio (which shall not be greater than 3.00:1.00; provided that if the aggregate consideration for approved acquisitions in a six month period is greater than $50,000, then the ratio can be increased at the election of the Company with notice to the administrative agent to 3.50:1.00 for the first fiscal quarter and the immediately following three fiscal quarters), and (ii) a minimum interest/rent coverage ratio (which cannot be less than 1.50:1.00). As of December 31, 2023, there was no outstanding debt under the Credit Facility. The Company was in compliance with all loan covenants as of December 31, 2023.
Mortgage Loans and Promissory Note

The Company has 23 subsidiaries that have mortgage loans insured with HUD in the aggregate amount of $150,244, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates in a range of 3.1% to 4.2%, including fixed interest rates in a range of 2.4% to 3.3% per annum. In addition to the interest rate, the Company incurs other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees based on the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10.0% and is reduced by 3.0% in the fourth year of the loan, and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years.

In addition to the HUD mortgage loans above, the Company has a promissory note of $2,144 that bears a fixed interest rate of 5.3% per annum and has a term of 12 years. The note, which was assumed as part of an acquisition, is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.

Future principal payments due under the long-term debt arrangements discussed above are as follows:

Years Ending December 31,	Amount
2024	$3,950
2025	4,086
2026	4,227
2027	3,897
2028	3,779
Thereafter	132,449
$152,388
Based on Level 2 inputs, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Off-Balance Sheet Arrangements

As of December 31, 2023, the Company had approximately $6,255 of borrowing capacity under the Credit Facility pledged as collateral to secure outstanding letters of credit, which decreased by $455 from prior year.

16. OPTIONS AND AWARDS
Stock-based compensation expense consists of stock-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s consolidated statements of income for the years ended December 31, 2023, 2022, and 2021 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
2022 Omnibus Incentive Plan (2022 Plan) — The Company has one active stock incentive plan, the 2022 Omnibus Incentive Plan (the 2022 Plan). Including the shares rolled over from the 2017 Omnibus Incentive Plan, the 2022 Plan provides for the issuance of 3,452 shares of common stock. The number of shares available to be issued under the 2022 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) two shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). Non-employee director options, to the extent granted, will vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other options generally vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. At December 31, 2023, the total number of shares available for issuance under the 2022 Plan was 1,454.
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
•Estimated forfeiture rate of approximately 5.08% per year is based on the Company's historical forfeiture activity of unvested stock options.
Stock Options
The Company granted 1,008, 581 and 621 stock options during the years ended December 31, 2023, 2022, and 2021, respectively. The Company used the following assumptions for stock options granted during the years ended December 31, 2023, 2022 and 2021:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2023	1,008	4.3%	6.2 years	41.3%	0.2%
2022	581	2.8%	6.2 years	42.1%	0.3%
2021	621	1.0%	6.2 years	42.4%	0.3%
For the years ended December 31, 2023, 2022 and 2021, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2023	1,008	$95.05	$43.85
2022	581	$85.74	$37.83
2021	621	$80.19	$32.82
The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended December 31, 2023, 2022 and 2021 and therefore, the intrinsic value was $0 at the date of grant.
The following table represents the employee stock option activity during the year ended December 31, 2023:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2021	4,038	$27.71	2,148	$16.66
Granted	621	80.19
Forfeited	(105)	44.76
Exercised	(516)	17.80
December 31, 2021	4,038	$36.60	2,183	$21.02
Granted	581	85.74
Forfeited	(98)	59.52
Exercised	(688)	18.43
December 31, 2022	3,833	$46.72	2,069	$28.87
Granted	1,008	95.05
Forfeited	(91)	71.44
Exercised	(759)	24.21
December 31, 2023	3,991	$62.65	1,887	$39.58
The following summary information reflects stock options outstanding, vested and related details as of December 31, 2023:

	Stock Options Outstanding						Stock Options Vested
				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2014	8.94	-	16.05	99	$484	1	99
2015	18.20	-	21.39	175	1,369	2	175
2016	15.93	-	16.86	155	916	3	155
2017	15.80	-	19.41	194	1,138	4	194
2018	22.49	-	32.71	336	3,523	5	336
2019	41.07	-	45.76	510	8,014	6	383
2020	44.84	-	59.49	476	9,383	7	257
2021	73.47	-	83.64	513	16,844	8	189
2022	79.79	-	94.88	540	20,466	9	99
2023	$89.83	-	$98.83	993	43,566	10	—
TOTAL				3,991	$105,703		1,887
The aggregate intrinsic value of options outstanding, vested and expected to vest as of December 31, 2023, 2022 and 2021 is as follows:

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,

Options	2023	2022	2021
Outstanding	$197,819	$183,593	$191,242
Vested	137,048	136,000	137,382
Expected to vest	56,759	43,232	48,548
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options. At December 31, 2023, 2022 and 2021, the aggregate intrinsic value of options that vested during the years ended December 31, 2023, 2022 and 2021 was $31,658, $27,955, and $27,731, respectively. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $56,186, $47,441, and $34,278, respectively.
Restricted Stock Awards
The Company granted 219, 233 and 222 restricted stock awards during the years ended December 31, 2023, 2022 and 2021, respectively. All awards were granted at an issue price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the years ended December 31, 2023, 2022 and 2021 ranged from $89.83 to $98.31, $73.17 to $94.88 and $72.84 to $93.31, respectively. The fair value per share includes quarterly stock awards to non-employee directors.
A summary of the status of the Company's non-vested restricted stock awards as of December 31, 2023 and changes during the years ended December 31, 2023, 2022 and 2021 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	591	$38.90
Granted	222	81.65
Vested	(244)	47.45
Forfeited	(20)	45.64
Nonvested at December 31, 2021	549	$52.16
Granted	233	81.57
Vested	(269)	54.06
Forfeited	(26)	57.29
Nonvested at December 31, 2022	487	$64.92
Granted	219	92.04
Vested	(255)	64.21
Forfeited	(20)	71.53
Nonvested at December 31, 2023	431	$78.91
During the year ended December 31, 2023, the Company granted 18 quarterly stock awards to non-employee directors for their service on the Company's board of directors from the 2022 Plan. The fair value per share of these stock awards ranged from $89.94 to $98.31 based on the market price on the grant date.
Long-Term Incentive Plan
On August 27, 2019, the Board approved the Long-Term Incentive Plan (the 2019 LTI Plan). The 2019 LTI Plan provides that certain employees of the Company who assisted in the consummation of the spin-off of Pennant from the Company in 2019 (spin-off transaction) were granted shares of restricted stock upon successful completion of the spin-off. The 2019 LTI Plan provides for the issuance of 500 shares of Pennant restricted stock. The shares are vested over five years at 20% per year on the anniversary of the grant date. If a recipient is terminated or voluntarily leaves the Company, all shares subject to restriction or not yet vested are entirely forfeited. The total stock-based compensation related to the 2019 LTI Plan was approximately $827, $836, and $854 for the years ended December 31, 2023, 2022 and 2021, respectively.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock-based compensation expense
Stock-based compensation expense recognized for the Company's equity incentive plans and long-term incentive plan for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Year Ended December 31,
	2023	2022	2021
Stock-based compensation expense related to stock options	$17,221	$11,361	$8,459
Stock-based compensation expense related to restricted stock awards	11,845	9,920	8,385
Stock-based compensation expense related to stock options and restricted stock awards to non-employee directors	1,688	1,439	1,834
TOTAL	$30,754	$22,720	$18,678
In future periods, the Company expects to recognize approximately $67,750 and $29,245 in stock-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of December 31, 2023. Future stock-based compensation expense will be recognized over 3.9 and 3.4 weighted average years for unvested options and restricted stock awards, respectively. There were 2,104 unvested and outstanding options as of December 31, 2023, of which 1,940 shares are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest as of December 31, 2023 was 6.7 years.

17. LEASES
The Company leases from CareTrust REIT, Inc. (CareTrust) real property associated with 97 independent skilled nursing and senior living facilities used in the Company’s operations, 96 of which are under nine “triple-net” master lease agreements (collectively, the Master Leases), which range in terms from 13 to 20 years. At the Company’s option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. The extension of the term of any of the Master Leases is subject to the following conditions: (1) no event of default under any of the Master Leases having occurred and been continuing; and (2) the tenants providing timely notice of their intent to renew. The term of the Master Leases is subject to termination prior to the expiration of the current term upon default by the tenants in their obligations, if not cured within any applicable cure periods set forth in the Master Leases. If the Company elects to renew the term of a Master Lease, the renewal will be effective to all, but not less than all, of the leased property then subject to the Master Lease. Additionally, four of the 97 facilities leased from CareTrust include an option to purchase that the Company can exercise starting on December 1, 2024.
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
The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The terms and conditions of the one stand-alone lease are substantially the same as those for the master leases described above. Total rent expense for continuing operations under the Master Leases was approximately $66,439, $64,178 and $59,571 for the years ended December 31, 2023, 2022 and 2021, respectively.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is in compliance with requirements of the Master Leases as of December 31, 2023.
In connection with the spin-off that occurred in 2019, the Company guaranteed certain leases of Pennant based on the underlying terms of the leases. The Company does not consider these guarantees to be probable and the likelihood of Pennant defaulting is remote, and therefore no liabilities have been accrued.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company leases facilities where its independent subsidiaries operate and certain administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense for continuing operations inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $197,856, $153,174 and $139,458 for the years ended December 31, 2023, 2022 and 2021, respectively.
Eighty of the Company’s independent subsidiaries, excluding the subsidiaries that are operated under the Master Leases with CareTrust, are operated under 13 separate master lease arrangements. During 2023, the Company expanded its operations through three separate master lease arrangements for 22 stand-alone skilled nursing operations, of which 19 are operated by the Company's independent subsidiaries and the remaining three are subleased to a third-party operator. These three master leases increased the lease liabilities and right-of-use assets by $346,789 to reflect the new lease obligations and have initial lease terms of 18, 20 and 20 years, respectively. Under these master leases, a default at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.

The components of operating lease expense are as follows:

	Year Ended December 31,
	2023	2022	2021
Rent - cost of services(1)	$197,358	$153,049	$139,371
General and administrative expense	498	125	87
Depreciation and amortization(2)	1,202	1,160	1,158
Variable lease costs(3)	20,454	16,938	14,077
	$219,512	$171,272	$154,693
(1)Rent- cost of services includes deferred rent expense adjustments of $870, $493 and $485 for the years ended December 31, 2023, 2022 and 2021, respectively. Additionally, rent- cost of services includes other variable lease costs such as consumer price index increases and short-term leases of $10,259, $5,878, $3,702 for the years ended December 31, 2023, 2022, and 2021 respectively.
(2) Depreciation and amortization is related to the amortization of favorable and direct lease costs.
(3) Variable lease costs, including property taxes and insurance, are classified in cost of services in the Company's consolidated statements of income.

Future minimum lease payments for all third-party leases as of December 31, 2023 are as follows:

Year	Amount
2024	$191,352
2025	191,269
2026	191,058
2027	190,481
2028	189,224
Thereafter	1,722,259
TOTAL LEASE PAYMENTS	2,675,643
Less: present value adjustment	(953,791)
PRESENT VALUE OF TOTAL LEASE LIABILITIES	1,721,852
Less: current lease liabilities	(82,526)
LONG-TERM OPERATING LEASE LIABILITIES	$1,639,326
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of December 31, 2023 and 2022, the weighted average remaining lease term is 14.9 years and 15.0 years and the weighted average discount rate used to determine the operating lease liabilities is 6.5% and 6.7%.
Subsequent to December 31, 2023, the Company amended an existing separate master lease arrangement to add two stand-alone skilled nursing facilities and extend the initial term to 20 years. This added a total of 241 operational skilled nursing beds operated by the Company's independent subsidiaries and the aggregate impact to the carrying value of lease liabilities and right-of-use assets related to the separate master lease agreement is estimated to be approximately $30,980.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Lessor Activities

The Company leases its owned real estate properties to third-party operators, of which 29 senior living operations are operated by Pennant. All of these properties are triple-net leases, whereby the respective tenants are responsible for all costs at the properties including: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The initial terms range from 14 to 16 years.

During 2023, the Company entered into a sublease agreement for three stand-alone skilled nursing operations with a third-party operator with an initial lease term of 18 years. Additionally, during the year, the Company entered into a lease agreement with a third-party operator for one campus operation with an initial lease term of 15 years.
Total rental income from all third-party sources for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended December 31,
	2023	2022	2021
Pennant(1)	$15,048	$14,915	$14,073
Other third-party(2)	6,236	1,842	1,912
TOTAL	$21,284	$16,757	$15,985
(1) Pennant rental income includes variable rent such as property taxes of $1,296, $1,318, and $1,199 during the year ended December 31, 2023, 2022, and 2021. In addition, the number of senior living operations leased to and operated by Pennant was 29 during the year ended December 31, 2023 and decreased from 32 to 29 during the year ended December 31, 2022.
(2) Other third-party includes rental revenue associated with the Company's subleases to third parties of $3,897 for the year ended December 31, 2023. There was no sublease rental revenue for the years ended December 31, 2022 and 2021.
Future annual rental income for all third-party leases as of December 31, 2023 were as follows:

Year	Amount(1)
2024	$22,191
2025	21,565
2026	21,269
2027	21,176
2028	21,151
Thereafter	129,586
TOTAL	$236,938
(1) Annual rental income includes base rents and variable rental income pursuant to existing leases as of December 31, 2023.
18. DEFINED CONTRIBUTION PLANS

The Company has a 401(k) defined contribution plan (the 401(k) Plan), whereby eligible employees may contribute up to 90% of their annual basic earnings, subject to applicable annual Internal Revenue Code limits. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company. The Company expensed matching contributions to the 401(k) Plan of $2,836, $2,418, and $2,121 during the years ended December 31, 2023, 2022 and 2021, respectively.

The Company has a non-qualified deferred compensation plan (DCP), whereby certain highly compensated employees who are otherwise ineligible to participate in the Company's 401(k) plan, may defer the receipt of a portion of their base compensation and, for certain employees, up to 100% of their eligible bonuses. Additionally, the DCP allows for the employee deferrals to be deposited into a rabbi trust and the funds are generally invested in individual variable life insurance contracts owned by the Company that are specifically designed to fund savings plans of this nature. The Company paid for related administrative costs, which were not significant during fiscal years 2023, 2022 and 2021.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of the years ended December 31, 2023 and 2022, the Company accrued $49,201 and $33,017, respectively, as long term deferred compensation in other long term liabilities on the consolidated balance sheet. Cash surrender value of the contracts is based on investment funds that shadow the investment allocations specified by participants in the deferred compensation plan. Refer to Note 5, Fair Value Measurements for more information on the funds.

For the years ended December 31, 2023 and 2021, the Company recorded gains related to its DCP of $4,634 and $1,612, respectively, which are included in other income (expense), net, and recorded offsetting expenses of $4,887 and $1,758, respectively, which are allocated between cost of services and general and administrative expenses. For the year ended December 31, 2022, the Company recorded a loss related to its DCP of $4,188, which is included in other income (expense), net, and recorded an offsetting reduction in expense of $4,051, which is allocated between cost of services and general and administrative expenses.
19. SELF INSURANCE LIABILITIES

The following table represents activity in our insurance liabilities as of and for the years ended December 31, 2023 and 2022:

Amount
Balance January 1, 2022	$110,139
Current year provisions	115,793
Claims paid and direct expenses	(98,007)
Change in long-term insurance losses recoverable	3,757
Balance December 31, 2022	$131,682
Current year provisions	164,627
Claims paid and direct expenses	(135,799)
Change in long-term insurance losses recoverable	5,400
Balance December 31, 2023	$165,910

Included in the table above are accrued general liability and professional malpractice liabilities on an undiscounted basis, net of anticipated insurance recoveries, of $117,744 and $87,000 as of December 31, 2023 and 2022, respectively. Included in long-term insurance losses recoverable as of December 31, 2023 and 2022 are anticipated insurance recoveries related to the Company's general and professional liability claims that are recorded on a gross rather than net basis in accordance with GAAP.
20. COMMITMENTS AND CONTINGENCIES
Indemnities — From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which the Company may be required to indemnify property owners or prior facility operators for post-transfer environmental obligations or other liabilities and other claims arising from the Company’s use of the applicable premises, (ii) operations transfer agreements, in which the Company agrees to indemnify past operators of facilities the Company acquires against certain liabilities arising from the transfer of the operation and/or the operation thereof after the transfer to the Company's independent subsidiary, (iii) certain lending agreements, under which the Company may be required to indemnify the lender against various claims and liabilities, and (iv) certain agreements with the Company’s officers, directors and others, under which the Company may be required to indemnify such persons for liabilities based on the nature of their relationship to the Company. The terms of such obligations vary by contract and, in most instances, do not expressly state or include a specific or maximum dollar amount. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, because no claims have been asserted, no liabilities have been recorded for these obligations on the Company’s consolidated balance sheets for any of the periods presented.
In connection with the spin-off in 2019, certain landlords required, in exchange for their consent to the transaction, that the Company's lease guarantees remain in place for a certain period of time following the transaction. These guarantees could result in significant additional liabilities and obligations for the Company if Pennant were to default on their obligations under their leases with respect to these properties.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Litigation and Regulatory Matters — Laws and regulations governing Medicare and Medicaid programs are complex and subject to review and interpretation. Compliance with such laws and regulations is evaluated regularly, the results of which can be subject to future governmental review and interpretation, and can include significant regulatory action including fines, penalties, and exclusion from certain governmental programs. Included in these laws and regulations is monitoring performed by the Office of Civil Rights which covers the Health Insurance Portability and Accountability Act of 1996, the terms of which require healthcare providers (among other things) to safeguard the privacy and security of certain patient protected health information.
Both government and private pay sources have instituted cost-containment measures designed to limit payments made to providers of healthcare services, and there can be no assurance that future measures designed to limit payments made to providers will not adversely affect us.
The Company and its independent subsidiaries are party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of business, including claims that services provided to patients by the Company’s independent subsidiaries have resulted in injury or death, and claims related to employment and commercial matters. For example, in a four-week medical negligence trial in the State of Arizona, the jury returned a verdict against one of the Company’s independent subsidiaries in late November 2023. The Company intends to appeal the verdict. The Company has in the past appealed and have in some circumstances received returned decisions in its favor. Although the Company intends to vigorously defend against these claims and in general these types of claims and cases, there can be no assurance that the outcomes of these matters will not have a material adverse effect on operational results and financial condition. Additionally, in certain states in which the Company has or has had independent subsidiaries, insurance coverage for the risk of punitive damages arising from general and professional liability litigation may not be available due to state law and/or public policy prohibitions. There can be no assurance that the Company or its independent subsidiaries will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available.
The skilled nursing and post-acute care industry is heavily regulated. As such, the Company and its independent subsidiaries are continuously subject to state and federal regulatory scrutiny, supervision and control in the ordinary course of business. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition to being subject to direct regulatory oversight from state and federal agencies, the skilled nursing and post-acute care industry is also subject to regulatory requirements which, if noncompliance is identified, could result in civil, administrative or criminal fines, penalties or restitutionary relief, and reimbursement; authorities could also seek the suspension or exclusion of the provider or individual from participation in their programs. The Company believes that there has been, and will continue to be, an increase in governmental investigations of post-acute providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in civil legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on the Company’s financial position, results of operations, and cash flows. Additionally, such proceedings and/or investigation can be a distraction to the business.
For example, in 2020, the U.S. House of Representatives Select Subcommittee on the Coronavirus Crisis launched a nation-wide investigation into the COVID-19 pandemic, which included the impact of the coronavirus on residents and employees in nursing homes. In June 2020, the Company and its independent subsidiaries received a document and information request from the House Select Subcommittee. The Company and its independent subsidiaries cooperated in responding to this inquiry. In July 2022 and thereafter, the Company and its independent subsidiaries received follow up requests for additional documents and information. The Company and its independent subsidiaries responded to these requests and cooperated with the House Select Subcommittee in connection with its investigation. On December 9, 2022, the House Select Subcommittee issued its final report summarizing its investigation and related recommendations designed "to strengthen the nation's ability to prevent and respond to public health and economic emergencies." According to the information provided by the House Select Subcommittee, the issuance of this report was the House Select Subcommittee's final official act in connection with their assigned responsibilities. Also, the Company, on behalf of its independent subsidiaries, received a Civil Investigative Demand (CID) from the U.S. Department of Justice (DOJ) in January of 2024 indicating that the DOJ is investigating the Company to determine whether it has caused the submission of claims to Medicare and Texas Medicaid for services which were unnecessary or otherwise not consistent with existing reimbursement requirements. The CID covers the period from January 1, 2016, to the present. As a general matter, the Company's independent subsidiaries maintain policies and procedures to promote compliance with all applicable Medicare and Medicaid requirements, including but not limited to those relating to the presentation of claims for reimbursement for services provided. The Company intends to fully cooperate with the DOJ in response to the CID. However, the Company cannot predict the outcome of the investigation or its potential impact on the consolidated financial statements.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In addition to the potential lawsuits and claims described above, the Company and its independent subsidiaries are also subject to potential lawsuits under the FCA and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare or Medicaid) or other payor. A violation may provide the basis for exclusion from federally funded healthcare programs. Such exclusions could have a correlative negative impact on the Company’s financial performance. In addition, and pursuant to the qui tam or "whistleblower" provisions of the FCA, a private individual with knowledge of fraud or potential fraud may bring a claim on behalf of the federal government and receive a percentage of the federal government's recovery. Due to these whistleblower incentives, qui tam lawsuits have become more frequent.
For example, on May 31, 2018, the Company, on behalf of its independent subsidiaries, received a CID from the DOJ stating that it was investigating to determine whether there had been a violation of the False Claims Act (FCA) and/or the Anti-Kickback Statute (AKS) with respect to the relationships between certain of the Company’s independent subsidiaries and persons who serve or have served as medical directors. The Company fully cooperated with the DOJ and promptly responded to its requests for information. In April 2020, the Company was advised that the DOJ declined to intervene in any subsequent action filed in connection with the subject matter of this investigation. Despite the decision of the DOJ to decline to participate in litigation based on the subject matter of its previously issued CID, the involved qui tam relator moved forward with the complaint in December 2020. From that time until December 2023, and notwithstanding the Company's success in early pre-trial motions, the Company continued to incur legal defense costs and fees, including significant amounts as part of discovery in the fourth quarter of 2023. In early January 2024, the Company entered into mediation and on January 19, 2024, the parties agreed to settle the civil case for $48,000, subject to the review of the DOJ and other relevant government entities. The settlement does not include admissions on the part of the Company or its independent subsidiaries and the Company maintains that it has and continues to comply with all applicable State and Federal statutes (including but not limited to the FCA and the AKS).
In addition to the FCA, some states, including California, Arizona and Texas, have enacted similar whistleblower and false claims laws and regulations. Further, the Deficit Reduction Act of 2005 created incentives for states to enact anti-fraud legislation modeled on the FCA. As such, the Company and its independent subsidiaries could face increased scrutiny, potential liability and legal expenses and costs based on claims under state false claims acts in markets in which its independent subsidiaries do business.
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
Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories, and the Company's independent subsidiaries are routinely subjected to varying types of claims, including class action "staffing" suits where the allegation is understaffing at the facility level. These class-action “staffing” suits have the potential to result in large jury verdicts and settlements and may result in significant legal costs. The Company expects the plaintiffs' bar to continue to be aggressive in their pursuit of these staffing and similar claims. While the Company has been able to settle these claims without an ongoing material adverse effect on its business, future claims could be brought that may materially affect its business, financial condition and results of operations.
Other claims and suits, including class actions, continue to be filed against the Company and other companies in its industry. The Company and its independent subsidiaries have been subjected to, and are currently involved in, class action litigation alleging violations (alone or in combination) of state and federal wage and hour laws as related to the alleged failure to pay wages, to timely provide and authorize meal and rest breaks, and related causes of action. The Company does not believe that the ultimate resolution of these actions will have an ongoing material adverse effect on the Company’s business, cash flows, financial condition or results of operations.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company and its independent subsidiaries are also subject to requests for information and investigations by other state and federal governmental entities (e.g., Offices of the Attorney General and Offices of the Inspector General). The Company cannot predict or provide any assurance as to the possible outcome of any inquiry, investigation or litigation. If any such inquiry, investigation or litigation were to proceed, and the Company and its independent subsidiaries are subjected to, alleged to be liable for, or agree to a settlement of, claims or obligations under federal Medicare statutes, the FCA, or similar state and federal statutes and related regulations, or if the Company or its independent subsidiaries are alleged or found to be liable on theories of general or professional negligence or wage and hour violations, the Company's business, financial condition and results of operations and cash flows could be materially and adversely affected and its stock price could be adversely impacted. Among other things, any settlement or litigation could involve the payment of substantial sums to settle any alleged violations and may also include the assumption of specific procedural and financial obligations by the Company or its independent subsidiaries under a Corporate Integrity Agreement and/or other such arrangement.
Cost-Containment Measures — Both government and private pay sources have instituted cost-containment measures designed to limit payments made to providers of healthcare services, and there can be no assurance that future measures designed to limit payments made to providers will not adversely affect the Company.
Medicare Revenue Recoupments — The Company's independent subsidiaries are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments as a result of Recovery Audit Contractors (RAC), Program Safeguard Contractors, and Medicaid Integrity Contractors programs (collectively referred to as Reviews). For several months during the COVID-19 pandemic, the Centers for Medicare and Medicaid Services (CMS) suspended its Targeted Probe and Educate (TPE) Program. Beginning in August 2020, CMS resumed TPE Program activity. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. The Company anticipates that these Reviews could increase in frequency in the future. As of December 31, 2023 and through the filing date of this report, 40 of the Company's independent subsidiaries had Reviews scheduled or in process.
In June 2023, CMS announced a new nationwide audit, the “SNF 5-Claim Probe & Educate Review”, in which the Medicare Administrative Contractors (MACs) will review five claims from each SNF to check for compliance. In implementing this SNF 5-Claim Probe & Educate Review, CMS acknowledged that the increase in observed improper payments from 2021 to 2022 may have arisen from a "misunderstanding" by SNFs about how to appropriately bill for claims of service after October 1, 2019. All facilities that are not undergoing TPE reviews, or have not recently passed a TPE review, will be subject to the nationwide audit. MACs will complete only one round of probe-and-educate for each SNF, rather than three rounds that typically occur in the TPE. Additionally, CMS's education for each SNF will be individualized and based on observed claim review errors, with rationales for denial explained to the SNF on a claim-by-claim basis. This program applies only to claims submitted after October 1, 2019, and will exclude claims containing a COVID-19 diagnosis.
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
The Company’s receivables from Medicare and Medicaid payor programs accounted for 53.4% and 56.3% of its total accounts receivable as of December 31, 2023 and 2022, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 72.6%, 73.7% and 73.6% of the Company's revenue for the years ended December 31, 2023, 2022 and 2021, respectively.
Cash in Excess of FDIC Limits — The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits. FDIC insurance provides protection for bank deposits up to $250. In addition, the Company has uninsured bank deposits with a financial institution outside the U.S. As of December 31, 2023, the Company's uninsured cash deposits are not material. All uninsured bank deposits are held at high quality credit institutions.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

21. COMMON STOCK REPURCHASE PROGRAM
On August 29, 2023, the Board of Directors approved a stock repurchase program pursuant to which the Company could repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months from September 1, 2023. Under this program, the Company is authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. The share repurchase program does not obligate us to acquire any specific number of shares. The Company did not purchase any shares pursuant to this stock repurchase program during the year ended December 31, 2023.
On July 28, 2022, the Board of Directors approved a stock repurchase program pursuant to which the Company could repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months from August 2, 2022. Under this program, the Company was authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. The share repurchase program did not obligate the Company to acquire any specific number of shares. The stock repurchase program expired on August 2, 2023 and is no longer in effect. The Company did not purchase any shares pursuant to this stock repurchase program.
In addition, the Company repurchased 404 shares of its common stock for $29,882 during the year ended December 31, 2022, and 132 shares of its common stock for $10,118 during the year ended December 31, 2021, related to two separate stock repurchase programs that are no longer in effect.
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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). As a result of this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued an audit report, included herein, on the effectiveness of our internal control over financial reporting. Their report is set forth below.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, that occurred during the fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(d) Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
The Ensign Group, Inc.
San Juan Capistrano, California

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Ensign Group, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31,2023, of the Company and our report dated February 1, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California February 1, 2024

Item 9B. OTHER INFORMATION

Rule 10b5-1 Plan Elections

Christopher R. Christensen, Co-founder, Executive Chairman and Chairman of the Board, entered into a Rule 10b5-1 trading arrangement on November 2, 2023 (the "Rule 10b5-1 Plan"). Mr. Christensen's 10b5-1 Plan provides for the potential sale of up to 110,700 shares of the Company's common stock between February 6, 2024 and December 31, 2024.

Beverly B. Wittekind, Vice President & General Counsel, entered into a Rule 10b5-1 trading arrangement on December 8, 2023 (the "Rule 10b5-1 Plan"). Ms. Wittekind's 10b5-1 Plan provides for the potential exercise of vested stock options and the associated sale of up to 10,000 shares of the Company's common stock between March 14, 2024 and October 31, 2024.

These Rule 10b5-1 trading arrangements were entered into during open trading windows and are intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) under the Securities Exchange Act of 1934, as amended, and the Company's policies regarding transactions in Company securities.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

    Not applicable.

PART III.
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2024 Annual Meeting of Stockholders. Our principal accountant is Deloitte & Touche LLP (PCAOB ID No.34).

PART IV.
Item 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

The following documents are filed as a part of this report:

(a) (1) Financial Statements:

The Financial Statements described in Part II. Item 8 and beginning on page 91 are filed as part of this Annual Report on Form 10-K.

(a) (3) Exhibits:  The following exhibits are filed or furnished with or incorporated by reference this Annual Report on Form 10-K.

Exhibit				File	Exhibit	Filing	Filed
No.		Exhibit Description*	Form	No.	No.	Date	Herewith
3.1		Fifth Amended and Restated Certificate of Incorporation of The Ensign Group, Inc., filed with the Delaware Secretary of State on November 15, 2007	10-Q	001-33757	3.1	12/21/2007
3.2		Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of The Ensign Group, Inc., filed with the Delaware Secretary of State on February 4, 2020	10-K	001-33757	3.2	2/5/2020
3.3		Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of The Ensign Group, Inc., filed with the Delaware Secretary of State on May 18, 2023	10-Q	001-33757	3.3	7/27/2023
3.4		Amended and Restated Bylaws of The Ensign Group, Inc.	10-Q	001-33757	3.2	12/21/2007
3.5		Amendment to the Amended and Restated Bylaws, dated August 5, 2014	8-K	001-33757	3.2	8/8/2014
4.1		Description of the Common stock of The Ensign Group, Inc.	10-K	001-33757	4.1	2/5/2020
4.2		Specimen common stock certificate	S-1	333-142897	4.1	10/5/2007
10.1	+	The Ensign Group, Inc. 2007 Omnibus Incentive Plan	S-1	333-142897	10.3	10/5/2007
10.2	+	Amendment to The Ensign Group, Inc. 2007 Omnibus Incentive Plan	8-K	001-33757	99.2	7/28/2009
10.3	+	Form of 2007 Omnibus Incentive Plan Notice of Grant of Stock Options; and form of Non-Incentive Stock Option Award Terms and Conditions	S-1	333-142797	10.4	10/5/2007
10.4	+	Form of 2007 Omnibus Incentive Plan Restricted Stock Agreement	S-1	333-142897	10.5	10/5/2007
10.5	+	Form of Indemnification Agreement entered into between The Ensign Group, Inc. and its directors, officers and certain key employees	S-1	333-142897	10.6	10/5/2007
10.6		Form of Independent Consulting and Centralized Services Agreement between Ensign Facility Services, Inc. and certain of its subsidiaries	S-1	333-142897	10.41	5/14/2007
10.7		Form of Health Insurance Benefit Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Medicare program	S-1	333-142897	10.48	10/19/2007
10.8		Form of Medi-Cal Provider Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the California Medicaid program	S-1	333-142897	10.49	10/19/2007
10.9		Form of Provider Participation Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Arizona Medicaid program	S-1	333-142897	10.50	10/19/2007

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
10.10	Form of Contract to Provide Nursing Facility Services under the Texas Medical Assistance Program pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Texas Medicaid program	S-1	333-142897	10.51	10/19/2007
10.11	Form of Client Service Contract pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Washington Medicaid program	S-1	333-142897	10.52	10/19/2007
10.12	Form of Provider Agreement for Medicaid and UMAP pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Utah Medicaid program	S-1	333-142897	10.53	10/19/2007
10.13	Form of Medicaid Provider Agreement pursuant to which a subsidiary of The Ensign Group, Inc. participates in the Idaho Medicaid program	S-1	333-142897	10.54	10/19/2007
10.14	Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and The Ensign Group, Inc. dated October 1, 2013.	10-K	001-33757	10.74	2/13/2014
10.15	Settlement agreement dated October 1, 2013, entered into among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General ("OIG-HHS") of the Department of Health and Human Services ("HHS") (collectively the "United States") and the Company.	8-K	001-33757	10.75	5/8/2014
10.16	Form of Master Lease by and among certain subsidiaries of The Ensign Group, Inc. and certain subsidiaries of CareTrust REIT, Inc.	8-K	001-33757	10.1	6/5/2014
10.17	Form of Guaranty of Master Lease by The Ensign Group, Inc. in favor of certain subsidiaries of CareTrust REIT, Inc., as landlords under the Master Leases	8-K	001-33757	10.2	6/5/2014
10.18	Amended and Restated Credit Agreement as of February 5, 2016, by and among The Ensign Group, Inc., SunTrust Bank, now known as Truist, as administrative agent, and the lenders party thereto	8-K	001-33757	10.1	2/8/2016
10.19	Second Amended Credit Agreement as of July 19, 2016, by and among The Ensign Group, Inc., SunTrust Bank, now known as Truist, as administrative agent, and the lenders party thereto	8-K	001-33757	10.1	7/25/2016
10.20	The Ensign Group, Inc. 2017 Omnibus Incentive Plan	DEF 14A	001-33757	A	4/13/2017
10.21	Form of 2017 Omnibus Incentive Plan Notice of Grant of Stock Options; and form of Non-Incentive Stock Option Award Terms and Conditions	10-K	001-33757	10.87	2/8/2018
10.22	Form of 2017 Omnibus Incentive Plan Restricted Stock Agreement	10-K	001-33757	10.88	2/8/2018
10.23	Form of U.S. Department of Housing and Urban Development Healthcare Facility Note and schedule of individual subsidiary loans, by and among The Ensign Group, Inc.'s subsidiaries listed therein and U.S. Department of Housing and Urban Development	8-K	001-33757	10.1	1/3/2018
10.24	Form of U.S. Department of Housing and Urban Development Security Instrument/Mortgage/Deed of Trust	8-K	001-33757	10.2	1/3/2018
10.25	Third Amended and Restated Credit Agreement, dated as of October 1, 2019, by and among The Ensign Group, Inc., SunTrust Bank, now known as Truist, as administrative agent, and the lenders party thereto	8-K	001-33757	10.4	10/1/2019
10.26	Lease Agreement, dated as of October 1, 2019, by and between The Ensign Group, Inc. and The Pennant Group, Inc.	8-K	001-33757	10.5	10/1/2019

Exhibit				File	Exhibit	Filing	Filed
No.		Exhibit Description*	Form	No.	No.	Date	Herewith
10.27	+	The Ensign Services, Inc. Deferred Compensation Plan	10-K	001-33757	10.1	2/3/2021
10.28	+	First Amendment to The Ensign Services, Inc. Deferred Compensation Plan	10-K	001-33757	10.2	2/3/2021
10.29		First Amendment to Third Amended and Restated Credit Agreement, dated as of February 8, 2022, by and among The Ensign Group, Inc., Standard Bearer Healthcare REIT, Inc., Truist Bank (as successor by merger to SunTrust Bank), as administrative agent, and the lenders party thereto	10-K	001-33757	10.1	2/9/2022
10.30		Second Amendment to Third Amended and Restated Credit Agreement, dated as of April 8, 2022, by and among The Ensign Group, Inc. and Truist Bank, as administrative agent, and the lenders party thereto.	8-K	001-33757	10.1	4/12/2022
10.31	+	The Ensign Group, Inc. 2022 Omnibus Incentive Plan	DEF 14A	001-33757	A	4/14/2022
10.32	+	Form of 2022 Omnibus Incentive Plan Notice of Grant of Stock Options; and form of Non-Incentive Stock Option Award Terms and Conditions	10-K	001-33757	10.32	2/2/2023
10.33	+	Form of 2022 Omnibus Incentive Plan Restricted Stock Agreement	10-K	001-33757	10.33	2/2/2023
21.1		Subsidiaries of The Ensign Group, Inc., as amended					X
23.1		Consent of Deloitte & Touche LLP					X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.0	+	Policy for Recovery of Erroneously Awarded Incentive-Based Compensation					X
101		Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulations S-T)
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+		Indicates management contract or compensatory plan.
*		Documents not filed herewith are incorporated by reference to the prior filings identified in the table above.

Item 16.    FORM 10-K SUMMARY
Not applicable

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ENSIGN GROUP, INC.

February 1, 2024	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer, Executive Vice President and Director (Principal Financial Officer and Accounting Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY R. PORT	Chief Executive Officer and Director (principal executive officer)	February 1, 2024
Barry R. Port

/s/ SUZANNE D. SNAPPER	Chief Financial Officer, Executive Vice President and Director (principal financial officer and accounting officer and duly authorized officer)	February 1, 2024
Suzanne D. Snapper

/s/ CHRISTOPHER R. CHRISTENSEN	Executive Chairman and Chairman of the Board	February 1, 2024
Christopher R. Christensen

/s/ ANN S. BLOUIN	Director	February 1, 2024
Ann S. Blouin

/s/ SWATI B. ABBOTT	Director	February 1, 2024
Swati B. Abbott

/s/ DAREN J. SHAW	Director	February 1, 2024
Daren J. Shaw

/s/ JOHN O. AGWUNOBI	Director	February 1, 2024
John O. Agwunobi

/s/ BARRY M. SMITH	Director	February 1, 2024
Barry M. Smith