Form 10-Q
period 2024-03-31
ENSIGN GROUP, INC
filed 2024-05-01
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2024.
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
As of April 29, 2024, 56,923,016 shares of the registrant’s common stock, $0.001 par value, were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2024

PART I.
Item 1.        FINANCIAL STATEMENTS

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	March 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$511,839	$509,626
Accounts receivable—less allowance for doubtful accounts of $9,463 and $9,348 at March 31, 2024 and December 31, 2023, respectively	519,439	485,039
Investments—current	14,459	17,229
Prepaid expenses and other current assets	42,451	35,036
Total current assets	1,088,188	1,046,930
Property and equipment, net	1,101,560	1,090,771
Right-of-use assets	1,821,024	1,756,430
Insurance subsidiary deposits and investments	107,666	92,687
Deferred tax assets	66,486	67,124
Restricted and other assets	39,686	40,205
Intangible assets, net	6,559	6,525
Goodwill	77,241	76,869
TOTAL ASSETS	$4,308,410	$4,177,541
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$82,635	$92,811
Accrued wages and related liabilities	294,208	332,568
Lease liabilities—current	85,898	82,526
Accrued self-insurance liabilities—current	62,589	54,664
Other accrued liabilities	180,408	168,228
Current maturities of long-term debt	3,983	3,950
Total current liabilities	709,721	734,747
Long-term debt—less current maturities	144,533	145,497
Long-term lease liabilities—less current portion	1,701,652	1,639,326
Accrued self-insurance liabilities—less current portion	117,364	111,246
Other long-term liabilities	51,673	49,408
TOTAL LIABILITIES	$2,724,943	$2,680,224

Commitments and contingencies (Notes 15 and 20)

EQUITY
Ensign Group, Inc. stockholders' equity:
Common stock: $0.001 par value; 150,000 shares authorized; 60,294 and 56,904 shares issued and shares outstanding at March 31, 2024, respectively, and 59,987 and 56,597 shares issued and shares outstanding at December 31, 2023, respectively	60	60
Additional paid-in capital	486,336	465,707
Retained earnings	1,208,074	1,142,653
Common stock in treasury, at cost, 3,390 shares at both March 31, 2024 and December 31, 2023	(116,569)	(116,555)
Total Ensign Group, Inc. stockholders' equity	1,577,901	1,491,865
Non-controlling interest	5,566	5,452
Total equity	$1,583,467	$1,497,317
TOTAL LIABILITIES AND EQUITY	$4,308,410	$4,177,541
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2024	2023

	(In thousands, except per share data)
REVENUE
Service revenue	$1,004,485	$881,918
Rental revenue	5,687	4,923
TOTAL REVENUE	$1,010,172	$886,841
Expense:
Cost of services	799,263	696,326
Rent—cost of services	51,876	46,637
General and administrative expense	57,158	51,891
Depreciation and amortization	19,657	17,112
TOTAL EXPENSES	927,954	811,966
Income from operations	82,218	74,875
Other income (expense):
Interest expense	(1,964)	(2,036)
Other income	9,344	5,543
Other income, net	7,380	3,507
Income before provision for income taxes	89,598	78,382
Provision for income taxes	20,638	18,413
NET INCOME	68,960	59,969
Less:
Net income attributable to noncontrolling interests	125	117
Net income attributable to The Ensign Group, Inc.	$68,835	$59,852

NET INCOME PER SHARE ATTRIBUTABLE TO THE ENSIGN GROUP INC.
Basic	$1.22	$1.08
Diluted	$1.19	$1.05
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	56,337	55,300
Diluted	57,921	57,098
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
BALANCE - JANUARY 1, 2024	56,597	$60	$465,707	$1,142,653	3,390	$(116,555)	$5,452	$1,497,317
Issuance of common stock to employees and directors resulting from the exercise of stock options	219	—	6,229	—	—	—	—	6,229
Issuance of restricted stock, net of forfeitures	88	—	6,165	—	—	—	—	6,165
Shares of common stock used to satisfy tax withholding obligations	—	—	—	—	—	(14)	—	(14)
Dividends declared ($0.0600 per share)	—	—	—	(3,414)	—	—	—	(3,414)
Employee stock award compensation	—	—	8,231	—	—	—	—	8,231
Acquisition of noncontrolling interest shares	—	—	(10)	—	—	—	—	(10)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	125	125
Noncontrolling interests attributable to subsidiary equity plan	—	—	14	—	—	—	(11)	3
Net income attributable to the Ensign Group, Inc.	—	—	—	68,835	—	—	—	68,835
BALANCE - MARCH 31, 2024	56,904	$60	$486,336	$1,208,074	3,390	$(116,569)	$5,566	$1,583,467

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
BALANCE - JANUARY 1, 2023	55,661	$59	$415,560	$946,339	3,368	$(114,626)	$1,468	$1,248,800
Issuance of common stock to employees and directors resulting from the exercise of stock options	145	1	2,653	—	—	—	—	2,654
Issuance of restricted stock, net of forfeitures	102	—	5,068	—	—	—	—	5,068
Shares of common stock used to satisfy tax withholding obligations	(1)	—	—	—	1	(20)	—	(20)
Dividends declared ($0.0575 per share)	—	—	—	(3,215)	—	—	—	(3,215)
Employee stock award compensation	—	—	6,573	—	—	—	—	6,573
Acquisition of noncontrolling interest shares	—	—	(77)	—	—	—	—	(77)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	117	117
Noncontrolling interests attributable to subsidiary equity plan	—	—	6	—	—	—	(4)	2
Net income attributable to the Ensign Group, Inc.	—	—	—	59,852	—	—	—	59,852
BALANCE - MARCH 31, 2023	55,907	$60	$429,783	$1,002,976	3,369	$(114,646)	$1,581	$1,319,754
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$68,960	$59,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,657	17,112
Amortization of deferred financing fees	266	269
Non-cash leasing arrangement	195	263
Impairment of long-lived assets	1,849	—
Deferred income taxes	638	47
Provision for doubtful accounts	378	1,887
Stock-based compensation	8,238	6,573
Cash received from insurance proceeds	199	—
(Gain)/loss on insurance claims, legal matters and asset disposals	(171)	62
Change in operating assets and liabilities
Accounts receivable	(34,964)	(37,136)
Prepaid income taxes	3,830	4,643
Prepaid expenses and other assets	(11,388)	3,444
Cash surrender value of life insurance policy premiums	(9,678)	(10,084)
Deferred compensation liability	9,059	9,826
Operating lease obligations	606	(6,567)
Accounts payable	(10,376)	4,278
Accrued wages and related liabilities	(38,978)	(28,648)
Income taxes payable	16,173	13,850
Other accrued liabilities	(3,236)	(813)
Accrued self-insurance liabilities	14,055	9,369
NET CASH PROVIDED BY OPERATING ACTIVITIES	$35,312	$48,344
Cash flows from investing activities:
Purchase of property and equipment	(29,437)	(26,651)
Cash payments for business acquisitions	(494)	—
Cash payments for asset acquisitions	(1,943)	—
Escrow deposits	(486)	—
Cash proceeds from insurance proceeds and the sale of assets	536	13
Purchases of investments	(12,815)	(9,767)
Maturities of investments	10,284	791
Other restricted assets	(300)	(357)
NET CASH USED IN INVESTING ACTIVITIES	$(34,655)	$(35,971)

Cash flows from financing activities:
Payments on debt	(975)	(1,007)
Issuance of common stock upon exercise of options	6,229	2,654
Repurchase of shares of common stock to satisfy tax withholding obligations	(14)	(20)
Dividends paid	(3,396)	(3,201)
Non-controlling interest distribution	(278)	(4)
Purchase of non-controlling interest	(10)	(77)
Payments of deferred financing costs	—	(19)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$1,556	$(1,674)
Net increase in cash and cash equivalents	2,213	10,699
Cash and cash equivalents beginning of period	509,626	316,270
Cash and cash equivalents end of period	$511,839	$326,969

	Three Months Ended March 31,
(In thousands)	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,729	$1,769
Lease liabilities	$51,207	$46,420
Non-cash financing and investing activity
Accrued capital expenditures	$4,800	$4,900
Accrued dividends declared	$3,414	$3,215
Right-of-use assets obtained in exchange for new and modified operating lease obligations	$80,920	$351,100

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, shares and options in thousands, except per share data)
1. DESCRIPTION OF BUSINESS
The Company — The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company's independent subsidiaries provide health care services across the post-acute care continuum and engage in the ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare-related properties and ancillary businesses. As of March 31, 2024, the Company's independent subsidiaries operated 302 facilities and other ancillary operations located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Tennessee, Texas, Utah, Washington and Wisconsin. The Company's independent subsidiaries have a collective capacity of approximately 31,200 operational skilled nursing beds and 3,100 senior living units. As of March 31, 2024, the Company's independent subsidiaries operated 218 facilities under long-term lease arrangements and had options to purchase 11 of those 218 facilities. The Company's real estate portfolio consists of 114 owned real estate properties, which includes 84 facilities operated and managed by the Company's independent subsidiaries, 30 operations leased to and operated by third-party operators, and the Service Center (defined below) location. Of those 30 third-party operations, one senior living facility is located on the same real estate property as a skilled nursing facility that an independent subsidiary owns and operates.
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
In 2022, the Company formed a captive real estate investment trust (REIT), which owns and manages its real estate business, called Standard Bearer Healthcare REIT, Inc. (Standard Bearer). The REIT structure provides the Company with an efficient vehicle for future acquisitions of properties that could be operated by Ensign's independent subsidiaries or other third parties. Standard Bearer has elected to be taxed as a REIT for U.S. federal income tax purposes. Refer to Note 6, Standard Bearer for additional information on Standard Bearer.
Each of the Company's independent subsidiaries are operated by wholly-owned subsidiaries that have their own management, employees and assets. References herein to the consolidated “Company” and “its” assets and activities in this Quarterly Report are not meant to imply, nor should it be construed as meaning that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the subsidiaries, are operated by The Ensign Group, Inc.
Other Information — The accompanying condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 (collectively, the Interim Financial Statements) are unaudited. Certain information and note disclosures normally included in the annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The Company is the sole member or stockholder of various consolidated limited liability companies and corporations established to operate various acquired skilled nursing operations, senior living operations and related ancillary services. All intercompany transactions and balances have been eliminated in consolidation. The Company presents noncontrolling interests within the equity section of its condensed consolidated balance sheets and the amount of consolidated net income that is attributable to The Ensign Group, Inc. and the noncontrolling interests in its condensed consolidated statements of income. The Interim Financial Statements include the accounts of all independent subsidiaries controlled by the Company through its ownership of a majority voting interest.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The preparation of the Interim Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Interim Financial Statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Company’s Interim Financial Statements relate to revenue, acquired property and equipment, goodwill, right-of-use assets, impairment of long-lived assets, lease liabilities, general and professional liabilities, workers' compensation and healthcare claims included in accrued self-insurance liabilities and income taxes. Actual results could differ from those estimates.
Recently Issued Accounting Pronouncements — In October 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-06 "Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative," which amends U.S. GAAP to include 14 disclosure requirements that are currently required under SEC Regulation S-X or Regulation S-K. Each amendment will be effective on the date on which the SEC removes the related disclosure requirement from SEC Regulation S-X or Regulation S-K. The adoption is not expected to have a material impact on the Company's Interim Financial Statements as these requirements were previously incorporated under the SEC Regulations.
In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which requires the Company to expand the breadth and frequency of segment disclosures to include additional information about significant segment expenses, the chief operating decision maker (CODM) and other items, and also require the annual disclosures on an interim basis. This guidance is effective for annual periods beginning after December 15, 2023, which will be the Company's fiscal year 2024, and in interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the ASU on its Quarterly and Annual Reports.
In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. This guidance is effective for annual periods beginning after December 15, 2024, which will be the Company's fiscal year 2025, with early adoption permitted. The adoption is expected to enhance the Company's Notes to the Consolidated Financial Statements. The Company is currently evaluating the impact of the ASU on its Annual Report.
3. REVENUE AND ACCOUNTS RECEIVABLE

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
Disaggregation of Revenue
The Company disaggregates revenue from contracts with its patients by payors. The Company has determined that disaggregating revenue into these categories achieves the disclosure objectives to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
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

Revenue from the Medicare and Medicaid programs accounted for 71.6% and 73.3% of all service revenue for the three months ended March 31, 2024 and 2023, respectively. Settlements with Medicare and Medicaid payors for retroactive adjustments due to audits and reviews are considered variable consideration and are included in the determination of the estimated transaction price. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity. Consistent with healthcare industry practices, any changes to these revenue estimates are recorded in the period the change or adjustment becomes known based on the final settlement. The Company recorded adjustments to revenue which were not material to the Company's revenue for the three months ended March 31, 2024 and 2023.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Service revenue for the three months ended March 31, 2024 and 2023 is summarized in the following tables:

	Three Months Ended March 31,
	2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid(1)	$390,163	38.8%	$340,264	38.6%
Medicare	265,583	26.4	247,723	28.1
Medicaid — skilled	63,309	6.4	57,927	6.6
Total Medicaid and Medicare	719,055	71.6	645,914	73.3
Managed care	188,104	18.7	156,663	17.8
Private and other(2)	97,326	9.7	79,341	8.9
SERVICE REVENUE	$1,004,485	100.0%	$881,918	100.0%
(1) Medicaid payor includes revenue for senior living operations and revenue related to state relief funding.
(2) Private and other also includes revenue from senior living operations and all revenue generated in other ancillary services.
The Company's rental revenues are primarily generated by leasing healthcare-related properties through triple-net lease arrangements, under which the tenant is solely responsible for the costs related to the property. Rental revenue was $5,687 and $4,923, respectively, for the three months ended March 31, 2024 and 2023.
State relief funding
In 2023, the Company received state relief funding through Medicaid programs from various states, including healthcare relief funding under the American Rescue Plan Act (ARPA), increases in the Federal Medical Assistance Percentage (FMAP) under the Families First Coronavirus Response Act (FFCRA) and other state specific relief programs. The funding generally incorporates specific use requirements primarily for direct patient care including labor related expenses that are attributable to the COVID-19 pandemic or are associated with providing patient care. Due to the expiration of the COVID-19 Public Health Emergency on May 11, 2023, the Company did not receive additional funding during the three months ended March 31, 2024. The Company received $27,264 in state relief funding and recognized $26,358 as revenue during the three months ended March 31, 2023.
Balance Sheet Impact
Included in the Company’s condensed consolidated balance sheets are contract balances, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as, contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company had no material contract liabilities and contract assets as of March 31, 2024 and December 31, 2023, or activity during the three months ended March 31, 2024 and 2023.

Accounts receivable consist primarily of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans and private payor sources, net of estimates for variable consideration. Accounts receivable as of March 31, 2024 and December 31, 2023, is summarized in the following table:

	March 31, 2024	December 31, 2023
Medicaid	$188,524	$178,285
Managed care	135,691	125,907
Medicare	89,300	85,512
Private and other payors	115,387	104,683
	528,902	494,387
Less: allowance for doubtful accounts	(9,463)	(9,348)
ACCOUNTS RECEIVABLE, NET	$519,439	$485,039

Table of Contents	THE ENSIGN GROUP, INC.
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
A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended March 31,
	2024	2023
NUMERATOR:
Net income	$68,960	$59,969
Less: net income attributable to noncontrolling interests	125	117
Net income attributable to The Ensign Group, Inc.	$68,835	$59,852

DENOMINATOR:
Weighted average shares outstanding for basic net income per share	56,337	55,300
Basic net income per common share:	$1.22	$1.08

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended March 31,
	2024	2023
NUMERATOR:
Net income	$68,960	$59,969
Less: net income attributable to noncontrolling interests	125	117
Net income attributable to The Ensign Group, Inc.	$68,835	$59,852

DENOMINATOR:
Weighted average common shares outstanding	56,337	55,300
Plus: incremental shares from assumed conversion (1)	1,584	1,798
Adjusted weighted average common shares outstanding	57,921	57,098
Diluted net income per common share:	$1.19	$1.05
(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 1,143 and 1,178 for the three months ended March 31, 2024 and 2023, respectively.
5. FAIR VALUE MEASUREMENTS

The Company's financial assets include the captive insurance subsidiary's deposits and investments designated to support long-term insurance subsidiary liabilities and are carried at amortized cost basis of $62,063 and $59,530 as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, the amortized cost basis of the Company's financial assets included in the captive insurance subsidiary's investments are considered to approximate the fair value of these financial assets and are derived using Level 2 inputs.

Also included are contracts insuring the lives of certain employees who are eligible to participate in non-qualified deferred compensation plans that are held in a rabbi trust. The cash surrender value of these contracts is based on funds that shadow the investment allocations specified by participants in the deferred compensation plan and are held at fair value. As of March 31, 2024, and December 31, 2023, the fair value of the investment funds was $50,894 and $41,216, respectively, which are derived using Level 2 inputs.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Additionally, the Company has other investments held at historical cost basis, which are not material, for which the fair value is derived using Level 3 inputs. The Company believes its amortized cost basis investments that were in an unrealized loss position as of March 31, 2024 and December 31, 2023 do not require an allowance for expected credit losses, nor has any event occurred through the filing date of this report that would indicate differently.
6. STANDARD BEARER
Standard Bearer's real estate portfolio consists of 109 of the Company's 114 owned real estate properties, of which 80 are operated and managed by the Company's independent subsidiaries and 30 are leased to and operated by third-party operators. Of those 30 operations, one senior living facility is located on the same real estate property as a skilled nursing facility that an independent subsidiary owns and operates.
During the three months ended March 31, 2024, Standard Bearer acquired the real estate of one stand-alone skilled nursing operation for an aggregate purchase price of $1,604. This facility is operated by one of the Company's independent subsidiaries. Refer to Note 7, Operation Expansions, for additional information.
Subsequent to March 31, 2024, Standard Bearer acquired the real estate of two stand-alone skilled nursing facility, one long-term acute care hospital and two campus operations for an aggregate purchase price of $56,015. The five additions are operated by certain of the Company's independent subsidiaries. Refer to Note 7, Operation Expansions, for additional information.
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
Intercompany master lease agreements
Certain of the Company's independent subsidiaries and 80 Standard Bearer independent real estate subsidiaries have entered into five triple-net master lease agreements (collectively, the Standard Bearer Master Leases). The lease periods range from 15 to 19 years with three five-year renewal options beyond the initial term, on the same terms and conditions. The rent structure under the Standard Bearer Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the independent subsidiaries are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties; (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Rental revenue generated from Ensign affiliated operations for the three months ended March 31, 2024 and 2023 was $18,006 and $15,931, respectively.
Intercompany management agreement
Standard Bearer has no employees. The Service Center provides personnel and services to Standard Bearer pursuant to the management agreement between Standard Bearer and the Service Center. The management agreement provides for a base management fee that is equal to 5% of total rental revenue and an incentive management fee that is equal to 5% of funds from operations (FFO) and is capped at 1% of total rental revenue, for a total of 6%. Management fee generated between Standard Bearer and the Service Center for the three months ended March 31, 2024 and 2023 was $1,332 and $1,182, respectively, representing 6% of total Standard Bearer rental revenue, as of each such date.
Intercompany debt arrangements

Standard Bearer obtains its funding through various sources including operating cash flows, access to debt arrangements and intercompany loans. The intercompany debt arrangements include mortgage loans and the Credit Facility to fund acquisitions and working capital needs. The interest rate under the Credit Facility is a base rate plus a margin ranging from 0.25% to 1.25% per annum or SOFR plus a margin ranging from 1.25% to 2.25% per annum.

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
Equity Instrument Denominated in the Shares of a Subsidiary
As part of the formation of Standard Bearer in 2022, the Company established the Standard Bearer Healthcare REIT, Inc. 2022 Omnibus Incentive Plan (Standard Bearer Equity Plan). The Company may grant stock options and restricted stock awards under the Standard Bearer Equity Plan to employees and management of Ensign's independent subsidiaries. These awards generally vest over a period of five years or upon the occurrence of certain prescribed events. The value of the stock options and restricted stock awards is tied to the value of the common stock of Standard Bearer, which is determined based on an independent valuation of Standard Bearer. The awards can be put to Standard Bearer at various prescribed dates, which in no event is earlier than six months after vesting of the restricted awards or exercise of the stock options. The Company can also call the awards, generally upon employee termination. During the three months ended March 31, 2024 and 2023, the Company did not grant any stock options nor restricted shares under the Standard Bearer Equity Plan.
7. OPERATION EXPANSIONS
The expansion focus of the Company's independent subsidiaries is to purchase or lease operations that are complementary to the current operations, accretive to the business, or otherwise advance the Company's strategy. The results of all independent subsidiaries are included in the Interim Financial Statements subsequent to the date of acquisition. Acquisitions are accounted for using the acquisition method of accounting. The Company's independent subsidiaries also enter into long-term leases that may include options to purchase the facilities. As a result, from time to time, an independent real estate subsidiary will acquire the property of facilities that have previously been operated under third-party leases.
2024 Expansions
During the three months ended March 31, 2024, the Company expanded its operations and real estate portfolio through a combination of long-term leases and a real estate purchase, with the addition of five stand-alone skilled nursing operations. Of these additions, Standard Bearer acquired the real estate of one stand-alone skilled nursing operation, which was leased back to one of the Company's independent subsidiary. Refer to Note 6, Standard Bearer, for additional information on the purchase of real estate property. These new operations added a total of 591 operational skilled nursing beds to be operated by the Company's independent subsidiaries. In connection with the new operations obtained through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company entered into a separate operations transfer agreement with each prior operator as part of each transaction. The Company also invested in new ancillary services that are complementary to its existing businesses.
Subsequent to March 31, 2024, the Company expanded its operations through a combination of long-term leases and real estate purchases, with the addition of five stand-alone skilled nursing operations, one long-term acute care hospital and two campus operations. Of these additions, Standard Bearer acquired the real estate of five of these operations, which were leased back to the Company's independent subsidiaries. Refer to Note 6, Standard Bearer, for additional information on the purchases of real estate properties. These new operations added 625 operational skilled nursing beds, 43 long-term acute care beds, and 202 operational senior living units to be operated by the Company's affiliated operating subsidiaries.
2023 Expansions
During the three months ended March 31, 2023, the Company expanded its operations through long-term leases, with the addition of 19 stand-alone skilled nursing operations. These new operations added a total of 1,764 operational skilled nursing beds operated by the Company's independent subsidiaries. In connection with the new operations obtained through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company entered into a separate operations transfer agreement with each prior operator as part of each transaction.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return. The operations added by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operations, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired independent subsidiaries. The assets added during the three months ended March 31, 2024 were not material operations to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These additions have been included in the condensed consolidated balance sheets of the Company, and the operating results have been included in the condensed consolidated statements of income of the Company since the date the Company gained effective control.
8. BUSINESS SEGMENTS

The Company has two reportable segments: (1) skilled services, which includes the operation of skilled nursing facilities and rehabilitation therapy services and (2) Standard Bearer, which is comprised of selected real estate properties owned by Standard Bearer and leased to skilled nursing and senior living operators.

As of March 31, 2024, the skilled services segment includes 264 skilled nursing operations and 27 campus operations that provide both skilled nursing and rehabilitative care services and senior living services. The Company's Standard Bearer segment consists of 109 owned real estate properties.

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

Intercompany revenue is eliminated in consolidation, along with corresponding intercompany expenses. Segment income and loss is defined as profit or loss from operations before provision for income taxes, excluding gain or loss from sale of real estate, real estate insurance recoveries and impairment of long-lived assets. Included in segment income for Standard Bearer is expense for intercompany services provided by the Service Center as described in Note 6, Standard Bearer, as it is part of the CODM financial information.

The following tables set forth financial information for the segments:

	Three Months Ended March 31, 2024
	Skilled Services	Standard Bearer	All Other(1)	Intercompany Elimination	Total
Service revenue(2)	$969,602	$—	$39,626	$(4,743)	$1,004,485
Rental revenue(3)	—	22,201	2,946	(19,460)	5,687
TOTAL REVENUE	$969,602	$22,201	$42,572	$(24,203)	$1,010,172
Segment income (loss)	126,809	7,258	(42,620)	—	91,447
Impairment of long-lived assets					(1,849)
Income before provision for income taxes					$89,598
Depreciation and amortization	10,536	6,829	2,292	—	19,657
Interest expense(4)	$—	$5,977	$272	$(4,285)	$1,964
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
(3) All Other rental revenue includes rental revenue associated with the Company's subleases to third parties of $1,080 for the three months ended March 31, 2024. Intercompany rental revenue represents rental income generated by both Standard Bearer and other real estate properties with the Company's independent subsidiaries. Intercompany rental revenue is eliminated in consolidation along with corresponding intercompany rent expense.
(4) Included in interest expense in Standard Bearer is interest expense incurred from intercompany debt arrangements between Standard Bearer and The Ensign Group, Inc. Intercompany interest expense is eliminated in the "Intercompany Elimination" column.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended March 31, 2023
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

Service revenue by major payor source were as follows:

	Three Months Ended March 31, 2024
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$382,118	$8,045	$390,163	38.8%
Medicare	265,583	—	265,583	26.4
Medicaid-skilled	63,309	—	63,309	6.4
Subtotal	711,010	8,045	719,055	71.6
Managed care	188,104	—	188,104	18.7
Private and other(2)	70,488	26,838	97,326	9.7
TOTAL SERVICE REVENUE	$969,602	$34,883	$1,004,485	100.0%

(1) Medicaid payor includes revenue generated from senior living operations and revenue related to state relief funding.
(2) Private and other also includes revenue from senior living operations and all revenue generated in other ancillary services.
(3) All Other incorporates intercompany eliminations.

	Three Months Ended March 31, 2023
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$333,445	$6,819	$340,264	38.6%
Medicare	247,723	—	247,723	28.1
Medicaid-skilled	57,927	—	57,927	6.6
Subtotal	639,095	6,819	645,914	73.3
Managed care	156,663	—	156,663	17.8
Private and other(2)	55,165	24,176	79,341	8.9
TOTAL SERVICE REVENUE	$850,923	$30,995	$881,918	100.0%

(1) Medicaid payor includes revenue generated from senior living operations and revenue related to state relief funding.
(2) Private and other also includes revenue from senior living operations and all revenue generated in other ancillary services.
(3) All Other incorporates intercompany eliminations.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. PROPERTY AND EQUIPMENT - NET
Property and equipment, net consists of the following:

	March 31, 2024	December 31, 2023
Land	$142,897	$142,656
Buildings and improvements	806,135	803,155
Leasehold improvements	177,697	172,064
Equipment	351,328	339,383
Furniture and fixtures	4,217	4,192
Construction in progress	32,404	25,563
	1,514,678	1,487,013
Less: accumulated depreciation	(413,118)	(396,242)
PROPERTY AND EQUIPMENT, NET	$1,101,560	$1,090,771
Management evaluated its long-lived assets and recorded an impairment charge of $1,849 during the three months ended March 31, 2024. The Company determined there was no impairment during the three months ended March 31, 2023. See also Note 6, Standard Bearer and Note 7, Operation Expansions for information on acquisitions during the three months ended March 31, 2024.
10. INTANGIBLE ASSETS - NET

		March 31, 2024			December 31, 2023
	Weighted Average Life (Years)
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Assembled occupancy	0.3	$781	$(781)	$—	$781	$(742)	$39
Facility trade name	30.0	733	(445)	288	733	(439)	294
Customer relationships	18.4	4,582	(2,745)	1,837	4,582	(2,692)	1,890
TOTAL		$6,096	$(3,971)	$2,125	$6,096	$(3,873)	$2,223

During the three months ended March 31, 2024 and 2023, amortization expense was $401 and $404, respectively, of which $303 and $298 was related to the amortization of right-of-use assets, respectively.

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2024 (remainder)	$176
2025	234
2026	234
2027	234
2028	234
Thereafter	1,013
$2,125

Other indefinite-lived intangible assets consist of the following:

	March 31, 2024	December 31, 2023
Trade name	$889	$889
Medicare and Medicaid licenses	3,545	3,413
TOTAL	$4,434	$4,302

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. GOODWILL
Goodwill is subject to annual testing for impairment during the fourth quarter of each year. In addition, goodwill is tested for impairment if events occur or circumstances indicate that its carrying value may not be recoverable. There were no indicators of goodwill impairment noted during the three months ended March 31, 2024. The Company anticipates that the majority of goodwill recognized will be fully deductible for tax purposes as of March 31, 2024. Provided that goodwill corresponds to the acquisition of a business and not merely the acquisition of real estate property, the Company's Standard Bearer segment appropriately does not carry a goodwill balance. The following table represents activity in goodwill by skilled service segment and "all other" category as of and for the three months ended March 31, 2024:

	Goodwill
	Skilled Services	All Other	Total
January 1, 2024	$67,886	$8,983	$76,869
Additions	—	372	372
March 31, 2024	$67,886	$9,355	$77,241

12. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

	March 31, 2024	December 31, 2023
Debt issuance costs, net	$2,661	$2,883
Long-term insurance losses recoverable asset	15,901	15,913
Capital improvement reserves with landlords and lenders	5,198	4,870
Deposits with landlords	2,666	2,661
Escrow deposits	486	1,216
Other	12,774	12,662
RESTRICTED AND OTHER ASSETS	$39,686	$40,205
Included in restricted and other assets as of March 31, 2024 and December 31, 2023 are anticipated insurance recoveries related to the Company's workers' compensation and general and professional liability claims that are recorded on a gross, rather than net, basis.
13. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	March 31, 2024	December 31, 2023
Quality assurance fee	$10,380	$14,035
Refunds payable	52,887	51,248
Resident advances	8,582	10,834
Cash held in trust for patients	5,940	6,215
Dividends payable	3,414	3,396
Property taxes	9,605	12,875
Income tax payable	16,173	—
Accrued litigation (Note 20)	51,734	51,734
Other	21,693	17,891
OTHER ACCRUED LIABILITIES	$180,408	$168,228

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Quality assurance fee represents the aggregate of amounts payable to Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Tennessee, Utah, Washington and Wisconsin as a result of a mandated fee based on patient days or licensed beds. Refunds payable includes payables related to overpayments, duplicate payments and credit balances from various payor sources. Resident advances occur when the Company receives payments in advance of services provided. Cash held in trust for patients reflects monies received from or on behalf of patients. Maintaining a trust account for patients is a regulatory requirement and, while the trust assets offset the liabilities, the Company assumes a fiduciary responsibility for these funds. The cash balance related to this liability is included in other current assets in the condensed consolidated balance sheets.

14. INCOME TAXES
The Company recorded income tax expense of $20,638 and $18,413 during the three months ended March 31, 2024 and 2023, respectively, or 23.0% of earnings before income taxes for the three months ended March 31, 2024, compared to 23.5% for the three months ended March 31, 2023. The effective tax rate for both periods is driven by the impact of excess tax benefits from stock-based compensation, offset by non-deductible expenses including non-deductible compensation.

The Company is not currently under examination by any major income tax jurisdiction. During 2024, the statutes of limitations will lapse on the Company's 2020 federal tax year and certain 2019 and 2020 state tax years. The Company does not believe the federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the three months ended March 31, 2024 and 2023.
15. DEBT
Debt consists of the following:

	March 31, 2024	December 31, 2023
Mortgage loans and promissory note	$151,413	$152,388
Less: current maturities	(3,983)	(3,950)
Less: debt issuance costs, net	(2,897)	(2,941)
LONG-TERM DEBT LESS CURRENT MATURITIES	$144,533	$145,497
Credit Facility with a Lending Consortium Arranged by Truist

The Company maintains a revolving credit facility between the Company and its independent subsidiaries, including Standard Bearer as co-borrowers, and Truist Securities (Truist) (the Credit Facility) with a revolving line of credit of up to $600,000 in aggregate principal amount with a maturity date of April 8, 2027. Borrowings are supported by a lending consortium arranged by Truist. The interest rates applicable to loans under the Credit Facility are, at the Company's option, equal to either a base rate plus a margin ranging from 0.25% to 1.25% per annum or SOFR plus a margin ranging from 1.25% to 2.25% per annum, based on the Consolidated Total Net Debt to Consolidated EBITDA ratio (as defined in the Credit Facility). In addition, there is a commitment fee on the unused portion of the commitments that ranges from 0.20% to 0.40% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio.

Borrowings made under the Credit Facility are guaranteed, jointly and severally, by certain of the Company’s wholly-owned subsidiaries, and are secured by a pledge of stock of the Company's material independent subsidiaries as well as a first lien on substantially all of such independent subsidiaries' personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the terms of the Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of (i) a maximum consolidated total net debt to consolidated EBITDA ratio (which shall not be greater than 3.00:1.00; provided that if the aggregate consideration for approved acquisitions in a six month period is greater than $50,000, then the ratio can be increased at the election of the Company with notice to the administrative agent to 3.50:1.00 for the first fiscal quarter and the immediately following three fiscal quarters), and (ii) a minimum interest/rent coverage ratio (which cannot be less than 1.50:1.00). As of March 31, 2024, there was no outstanding debt under the Credit Facility. The Company was in compliance with all loan covenants as of March 31, 2024.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Mortgage Loans and Promissory Note

As of March 31, 2024, the Company has 23 subsidiaries that have mortgage loans insured with HUD in the aggregate amount of $149,416, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates in a range of 3.1% to 4.2%, including fixed interest rates in a range of 2.4% to 3.3% per annum. In addition to the interest rate, the Company incurs other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees based on the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10.0% and is reduced by 3.0% in the fourth year of the loan, and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years.

In addition to the HUD mortgage loans above, the Company has a promissory note of $1,997 that bears a fixed interest rate of 5.3% per annum and has a term of 12 years. The note, which was assumed as part of an acquisition, is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.

Based on Level 2 inputs, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.
Off-Balance Sheet Arrangements

As of March 31, 2024, the Company had approximately $6,305 of borrowing capacity under the Credit Facility pledged as collateral to secure outstanding letters of credit, which increased by $50 from December 31, 2023.

16. OPTIONS AND AWARDS
Stock-based compensation expense consists of stock-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three months ended March 31, 2024 and 2023 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
2022 Omnibus Incentive Plan (2022 Plan) — The Company has one active stock incentive plan, the 2022 Omnibus Incentive Plan (the 2022 Plan). Including the shares rolled over from the 2017 Omnibus Incentive Plan, the 2022 Plan provides for the issuance of 3,452 shares of common stock. The number of shares available to be issued under the 2022 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) two shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). Non-employee director options, to the extent granted, will vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other options generally vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. At March 31, 2024, the total number of shares available for issuance under the 2022 Plan was 1,106.
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

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Options
The Company used the following assumptions for stock options granted during the three months ended March 31, 2024 and 2023:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2024	181	4.3%	6.1 years	40.9%	0.2%
2023	222	4.1%	6.3 years	41.6%	0.2%

For the three months ended March 31, 2024 and 2023, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2024	181	$122.69	$56.23
2023	222	$89.84	$41.60
The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the three months ended March 31, 2024 and 2023 and therefore, the intrinsic value was $0 at the date of grant.
The following table represents the employee stock option activity during the three months ended March 31, 2024:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2024	3,991	$62.65	1,887	$39.58
Granted	181	122.69
Forfeited	(25)	83.01
Exercised	(219)	28.48
March 31, 2024	3,928	$67.19	1,808	$43.49

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of March 31, 2024 and December 31, 2023 is as follows:

Options	March 31, 2024	December 31, 2023

Outstanding	$224,818	$197,819
Vested	146,313	137,048
Expected to vest	73,361	56,759
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options. The aggregate intrinsic value of options that vested during the three months ended March 31, 2024 and 2023 was $7,382 and $5,337, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2024 and 2023 was $19,959 and $10,950, respectively.
Restricted Stock Awards
The Company granted 95 and 105 restricted stock awards during the three months ended March 31, 2024 and 2023, respectively. All awards were granted at an issue price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the three months ended March 31, 2024 and 2023 ranged from $116.65 to $122.69 and $89.83 to $94.63, respectively. The fair value per share includes quarterly stock awards to non-employee directors.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the status of the Company's non-vested restricted stock awards as of March 31, 2024 and changes during the three months ended March 31, 2024 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	431	$78.91
Granted	95	119.57
Vested	(89)	101.18
Forfeited	(7)	81.64
Nonvested at March 31, 2024	430	$83.28
During the three months ended March 31, 2024, the Company granted 4 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards was $116.65 based on the market price on the grant date.
Long-Term Incentive Plan
On August 27, 2019, the Board approved the Long-Term Incentive Plan (the 2019 LTI Plan). The 2019 LTI Plan provides that certain employees of the Company who assisted in the consummation of the spin-off of The Pennant Group, Inc. (Pennant) from the Company in 2019 (spin-off) were granted shares of restricted stock upon successful completion of the spin-off. The 2019 LTI Plan provides for the issuance of 500 shares of Pennant restricted stock. The shares are vested over five years at 20% per year on the anniversary of the grant date. If a recipient is terminated or voluntarily leaves the Company, all shares subject to restriction or not yet vested are entirely forfeited. The total stock-based compensation related to the 2019 LTI Plan was approximately $206 and $191 for the three months ended March 31, 2024 and 2023, respectively.
Stock-based compensation expense
Stock-based compensation expense recognized for the Company's equity incentive plans and long-term incentive plan for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023
Stock-based compensation expense related to stock options	$4,988	$3,425
Stock-based compensation expense related to restricted stock awards	2,727	2,728
Stock-based compensation expense related to restricted stock awards to non-employee directors	516	420
TOTAL	$8,231	$6,573

In future periods, the Company expects to recognize approximately $72,032 and $30,655 in stock-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of March 31, 2024. Future stock-based compensation expense will be recognized over 3.9 and 3.5 weighted average years for unvested options and restricted stock awards, respectively. There were 2,120 unvested and outstanding options as of March 31, 2024, of which 1,952 shares are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest as of March 31, 2024 was 6.8 years.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17. LEASES
The Company leases from CareTrust REIT, Inc. (CareTrust) real property associated with 99 independent skilled nursing and senior living facilities used in the Company’s operations, 98 of which are under nine “triple-net” master lease agreements (collectively, the Master Leases), which range in terms from 13 to 20 years. At the Company’s option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. The extension of the term of any of the Master Leases is subject to the following conditions: (1) no event of default under any of the Master Leases having occurred and continuing; and (2) the tenants providing timely notice of their intent to renew. The term of the Master Leases is subject to termination prior to the expiration of the current term upon default by the tenants in their obligations, if not cured within any applicable cure periods set forth in the Master Leases. If the Company elects to renew the term of a Master Lease, the renewal will be effective to all, but not less than all, of the leased property then subject to the Master Lease. Additionally, four of the 99 facilities leased from CareTrust include an option to purchase that the Company can exercise starting on December 1, 2024. During three months ended March 31, 2024, the Company added two operations and extended the term for one of the Master Leases to 20 years. As a result, the total lease liabilities and right-of-use assets increased by $48,112 to reflect the new lease obligations.
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
The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The terms and conditions of the one stand-alone lease are substantially the same as those for the master leases described above. Total rent expense under the Master Leases was approximately $16,800 and $16,283 for the three months ended March 31, 2024 and 2023, respectively.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is in compliance with requirements of the Master Leases as of March 31, 2024.
In connection with the spin-off that occurred in 2019, the Company guaranteed certain leases of Pennant based on the underlying terms of the leases. The Company does not consider performance under these guarantees to be probable and the likelihood of Pennant defaulting is remote, and therefore no liabilities have been accrued.
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
Eighty-two of the Company’s independent subsidiaries, excluding the subsidiaries that are operated under the Master Leases with CareTrust, are operated under 13 separate master lease arrangements. During the three months ended March 31, 2024, the Company amended one of the separate master lease arrangements to add two stand-alone skilled nursing operations operated by the Company's independent subsidiaries. The amended master lease increased the lease liabilities and right-of-use assets by $30,980 to reflect the new lease obligations and extended the term to 20 years. Under the master leases, a default at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of operating lease expense are as follows:

	Three Months Ended March 31,
	2024	2023
Rent - cost of services(1)	$51,876	$46,637
General and administrative expense	153	124
Depreciation and amortization(2)	303	298
Variable lease costs(3)	5,770	4,832
	$58,102	$51,891
(1)Rent- cost of services includes deferred rent expense adjustments of $195 and $263 for the three months ended March 31, 2024 and 2023, respectively. Additionally, rent- cost of services includes other variable lease costs such as CPI increases and short-term leases of $3,057 and $2,060 for the three months ended March 31, 2024 and 2023, respectively.
(2) Depreciation and amortization is related to the amortization of favorable and direct lease costs.
(3) Variable lease costs, including property taxes and insurance, are classified in cost of services in the Company's condensed consolidated statements of income.

Future minimum lease payments for all third-party leases as of March 31, 2024 are as follows:

Year	Amount
2024 (remainder)	$147,657
2025	196,805
2026	196,598
2027	196,009
2028	194,981
2029	191,269
Thereafter	1,651,949
TOTAL LEASE PAYMENTS	2,775,268
Less: present value adjustment	(987,718)
PRESENT VALUE OF TOTAL LEASE LIABILITIES	1,787,550
Less: current lease liabilities	(85,898)
LONG-TERM OPERATING LEASE LIABILITIES	$1,701,652
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of March 31, 2024, the weighted average remaining lease term is 15.1 years and the weighted average discount rate used to determine the operating lease liabilities is 6.4%.
Subsequent to March 31, 2024, the Company expanded its operations through long-term leases with the addition of three standalone skilled nursing operations. The aggregate impact to the carrying value of lease liabilities and right-of-use assets related to the long-term leases is estimated to be approximately $39,689.
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

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total rental income from all third-party sources for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
Pennant(1)	$3,820	$3,742
Other third-party(2)	1,867	1,181
TOTAL	$5,687	$4,923
(1) Pennant rental income includes variable rent such as property taxes of $318 and $325 during the three months ended March 31, 2024 and 2023, respectively.
(2) Other third-party includes rental revenue associated with the Company's subleases to third parties of $1,080 and $708 for the three months ended March 31, 2024 and 2023.
Future annual rental income for all third-party leases as of March 31, 2024 were as follows:

Year	Amount(1)
2024 (remainder)	$16,589
2025	21,569
2026	21,269
2027	21,176
2028	21,151
2029	21,109
Thereafter	108,459
TOTAL	$231,322
(1) Annual rental income includes base rents and variable rental income pursuant to existing leases as of March 31, 2024.
18. DEFINED CONTRIBUTION PLANS

The Company has a 401(k) defined contribution plan (the 401(k) Plan), whereby eligible employees may contribute up to 90% of their annual basic earnings, subject to applicable annual Internal Revenue Code limits. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company.

The Company has a non-qualified deferred compensation plan (DCP), whereby certain highly compensated employees who are otherwise ineligible to participate in the Company's 401(k) plan, may defer the receipt of a portion of their base compensation and, for certain employees, up to 100% of their eligible bonuses. Additionally, the DCP allows for the employee deferrals to be deposited into a rabbi trust and the funds are generally invested in individual variable life insurance contracts owned by the Company that are specifically designed to fund savings plans of this nature. The Company paid for related administrative costs, which were not significant during the three months ended March 31, 2024 and 2023.

As of March 31, 2024 and December 31, 2023, the Company accrued $51,478 and $49,201, respectively, as long term deferred compensation in other long term liabilities on the consolidated balance sheet. Cash surrender value of the contracts is based on investment funds that shadow the investment allocations specified by participants in the deferred compensation plan. Refer to Note 5, Fair Value Measurements for more information on the funds.

For the three months ended March 31, 2024 and 2023, the Company recorded gains related to its DCP of $2,394 and $1,239, respectively, which are included in other income, net, and recorded offsetting expenses of $2,488 and $1,280, respectively, which are allocated between cost of services and general and administrative expenses.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19. SELF INSURANCE LIABILITIES

The Company is partially self-insured for general and professional liability claims up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per claim, per location and on an aggregate basis for the Company. The combined self-insured retention for the Company's independent subsidiaries in California is $750 per claim, subject to an additional one-time deductible of $1,500. For the independent subsidiaries not in California, the self-insured claim is $650 per claim, subject to an additional one-time, deductible of $1,350. For all independent subsidiaries, except those located in Colorado, the third-party coverage above these limits is $1,000 per claim, $3,000 per operation, with a $10,000 blanket aggregate limit and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits is $1,000 per claim and $3,000 per operation, which is independent of the aforementioned blanket aggregate limits that apply outside of Colorado.
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
The Company’s policy is to accrue amounts equal to the actuarial estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued general liability and professional malpractice liabilities on an undiscounted basis, net of anticipated insurance recoveries, were $116,892 and $105,729 as of March 31, 2024 and December 31, 2023, respectively.
The Company’s independent subsidiaries are self-insured for workers’ compensation liabilities in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual specific excess insurance coverage that insures individual claims that exceed $625 per occurrence. In Texas, the independent subsidiaries have elected non-subscriber status for workers’ compensation claims and the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 per occurrence. The Company’s independent subsidiaries in all other states, with the exception of Washington, are under a loss sensitive plan that insures individual claims that exceed $350 per occurrence. In the state of Washington, the Company is self-insured and has purchased individual specific excess insurance coverage that insures individual claims that exceed $500 per occurrence. For all of the self-insured plans and retention, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $30,765 and $29,454 as of March 31, 2024 and December 31, 2023, respectively.
In addition, the Company has recorded an asset and corresponding liability of $15,901 and $15,913 as of March 31, 2024 and December 31, 2023, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis. See Note 12, Restricted and Other Assets.
The Company self-funds medical (including prescription drugs) and dental healthcare benefits for the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $525 for each covered person for fiscal year 2024. As of March 31, 2024 and December 31, 2023, the Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $16,395 and $14,814, respectively.
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
The Company and its independent subsidiaries are party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of business, including claims that services provided to patients by the Company’s independent subsidiaries have resulted in injury or death, and claims related to employment and commercial matters. For example, in a four-week medical negligence trial in the State of Arizona, the jury returned a verdict against one of the Company’s independent subsidiaries in late November 2023. The Company intends to appeal the verdict. The Company has in the past appealed similar decisions and has, in some circumstances, received returned decisions in its favor. Although the Company intends to vigorously defend against these claims and in general these types of claims and cases, there can be no assurance that the outcomes of these matters will not have a material adverse effect on operational results and financial condition. Additionally, in certain states in which the Company has or has had independent subsidiaries, insurance coverage for the risk of punitive damages arising from general and professional liability litigation may not be available due to state law and/or public policy prohibitions. There can be no assurance that the Company or its independent subsidiaries will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For example, in 2020, the U.S. House of Representatives Select Subcommittee on the Coronavirus Crisis launched a nation-wide investigation into the COVID-19 pandemic, which included the impact of the coronavirus on residents and employees in nursing homes. In June 2020, the Company and its independent subsidiaries received a document and information request from the House Select Subcommittee. The Company and its independent subsidiaries cooperated in responding to this inquiry. In July 2022 and thereafter, the Company and its independent subsidiaries received follow up requests for additional documents and information. The Company and its independent subsidiaries responded to these requests and cooperated with the House Select Subcommittee in connection with its investigation. On December 9, 2022, the House Select Subcommittee issued its final report summarizing its investigation and related recommendations designed "to strengthen the nation's ability to prevent and respond to public health and economic emergencies." According to the information provided by the House Select Subcommittee, the issuance of this report was the House Select Subcommittee's final official act in connection with their assigned responsibilities. Also, the Company, on behalf of its independent subsidiaries, received a Civil Investigative Demand (CID) from the U.S. Department of Justice (DOJ) in January of 2024 indicating that the DOJ is investigating the Company to determine whether it has caused the submission of claims to Medicare and Texas Medicaid for services which were unnecessary or otherwise not consistent with existing reimbursement requirements. The CID covers the period from January 1, 2016, to the present. As a general matter, the Company's independent subsidiaries maintain policies and procedures to promote compliance with all applicable Medicare and Medicaid requirements, including but not limited to those relating to the presentation of claims for reimbursement for services provided. The Company is fully cooperating with the DOJ in response to the CID. However, the Company cannot predict the outcome of the investigation or its potential impact on the consolidated financial statements.
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
For example, on May 31, 2018, the Company, on behalf of its independent subsidiaries, received a CID from the DOJ stating that it was investigating to determine whether there had been a violation of the False Claims Act (FCA) and/or the Anti-Kickback Statute (AKS) with respect to the relationships between certain of the Company’s independent subsidiaries and persons who serve or have served as medical directors. The Company fully cooperated with the DOJ and promptly responded to its requests for information. In April 2020, the Company was advised that the DOJ declined to intervene in any subsequent action filed in connection with the subject matter of this investigation. Despite the decision of the DOJ to decline to participate in litigation based on the subject matter of its previously issued CID, the involved qui tam relator moved forward with the complaint in December 2020. From that time until December 2023, and notwithstanding the Company's success in early pre-trial motions, the Company continued to incur legal defense costs and fees, including significant amounts as part of discovery in the fourth quarter of 2023. In early January 2024, the Company entered into mediation with the involved parties and on January 19, 2024, the parties agreed to settle the civil case for $48,000, subject to the review of the DOJ and other relevant government entities. The settlement does not include admissions on the part of the Company or its independent subsidiaries and the Company maintains that it has and continues to comply with all applicable State and Federal statutes (including but not limited to the FCA and the AKS).
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
Under the Fraud Enforcement and Recovery Act of 2009 (FERA), health care providers face significant penalties for the knowing retention of government overpayments, even if no false claim was involved. Health care providers can now be liable for knowingly and improperly avoiding or decreasing an obligation to pay money or property to the government. This includes the retention of any government overpayment. The government can argue, therefore, that an FCA violation can occur without any affirmative fraudulent action or statement, as long as the action or statement is knowingly improper. In addition, FERA extended protections against retaliation for whistleblowers, including protections not only for employees, but also contractors and agents. Thus, an employment relationship is generally not required in order to qualify for protection against retaliation for whistleblowing.

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
Medicare Revenue Recoupments — The Company's independent subsidiaries are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments as a result of Recovery Audit Contractors (RAC), Program Safeguard Contractors, and Medicaid Integrity Contractors programs (collectively referred to as Reviews). For several months during the COVID-19 pandemic, the Centers for Medicare and Medicaid Services (CMS) suspended its Targeted Probe and Educate (TPE) Program. Beginning in August 2020, CMS resumed TPE Program activity. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. The Company anticipates that these Reviews could increase in frequency in the future. As of March 31, 2024 and through the filing date of this report, 22 of the Company's independent subsidiaries had Reviews scheduled or in process.
In June 2023, CMS announced a new nationwide audit, the “SNF 5-Claim Probe & Educate Review,” in which the Medicare Administrative Contractors (MACs) will review five claims from each SNF to check for compliance. In implementing this SNF 5-Claim Probe & Educate Review, CMS acknowledged that the increase in observed improper payments from 2021 to 2022 may have arisen from a "misunderstanding" by SNFs about how to appropriately bill for claims of service after October 1, 2019. All facilities that are not undergoing TPE reviews, or have not recently passed a TPE review, will be subject to the nationwide audit. MACs will complete only one round of probe-and-educate for each SNF, rather than three rounds that typically occur in the TPE. Additionally, CMS's education for each SNF will be individualized and based on observed claim review errors, with rationales for denial explained to the SNF on a claim-by-claim basis. This program applies only to claims submitted after October 1, 2019, and will exclude claims containing a COVID-19 diagnosis.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s receivables from Medicare and Medicaid payor programs accounted for 52.5% and 53.4% of its total accounts receivable as of March 31, 2024 and December 31, 2023, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 71.6% and 73.3% of the Company's revenue for the three months ended March 31, 2024 and 2023, respectively.
21. COMMON STOCK REPURCHASE PROGRAM
On August 29, 2023, the Board of Directors approved a stock repurchase program pursuant to which the Company could repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months from September 1, 2023. Under this program, the Company is authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. The share repurchase program does not obligate us to acquire any specific number of shares. The Company did not purchase any shares pursuant to this stock repurchase program during the three months ended March 31, 2024.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2023 (Annual Report), which discusses our business and related risks in greater detail, as well as subsequent reports we may file from time to time on Form 10-Q and Form 8-K, for additional information. The section entitled “Risk Factors” contained in Part II, Item 1A of this Quarterly Report on Form 10-Q, and similar discussions in our other SEC filings, also describe some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this Quarterly Report on Form 10-Q and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.
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
As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, "Ensign," "Company," “we,” “our” and “us” refer to The Ensign Group, Inc. and its consolidated subsidiaries. All of our affiliated operations, the Service Center, our wholly-owned captive insurance subsidiary and our captive real estate investment trust (REIT) called Standard Bearer Healthcare REIT, Inc. (Standard Bearer) are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. The use of "Ensign," "Company," “we,” “us,” “our” and similar verbiage in this Quarterly Report on Form 10-Q is not meant to imply that any of our affiliated operations, the Service Center, the captive insurance subsidiary or Standard Bearer are operated by the same entity. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included in this Quarterly Report.

Overview
We are a provider of health care services across the post-acute care continuum. We engage in the operation, ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare related properties and ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Tennessee, Texas, Utah, Washington and Wisconsin. Our independent subsidiaries, each of which strive to be the operation of choice in the community they serve, provide a broad spectrum of services. As of March 31, 2024, we offered skilled nursing, senior living and rehabilitative care services through 302 skilled nursing and senior living facilities. Our real estate portfolio includes 114 owned real estate properties, which includes 84 facilities operated and managed by us, 30 operations leased to and operated by third-party operators and the Service Center location. Of the 30 third-party operations, one senior living facility is located on the same real estate property as a skilled nursing facility that we own and operate.
The following table summarizes our independent subsidiaries and operational skilled nursing beds and senior living units by ownership status as of March 31, 2024:

	Owned and Operated	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total for Facilities Operated
Number of facilities	84	11	207	302
Percentage of total	27.8%	3.7%	68.5%	100.0%
Operational skilled nursing beds	8,253	1,145	21,771	31,169
Percentage of total	26.5%	3.7%	69.8%	100.0%
Senior living units	1,806	178	1,140	3,124
Percentage of total	57.8%	5.7%	36.5%	100.0%

The Ensign Group, Inc. is a holding company with no direct operating assets, employees or revenues. Our subsidiaries are operated by separate, independent entities, each of which has its own management, employees and assets. In addition, certain of our wholly-owned subsidiaries including Ensign Services, Inc. and Cornet Limited, Inc., referred to collectively as the Service Center, provide centralized accounting, payroll, human resources, information technology, legal, risk management and other centralized services to the other independent subsidiaries through contractual relationships with such subsidiaries. We also have a wholly-owned captive insurance subsidiary that provides some claims-made coverage to our independent subsidiaries for general and professional liability, as well as coverage for certain workers’ compensation insurance liabilities and our captive real estate trust owns and operates our real estate portfolio. Our captive real estate investment trust, Standard Bearer, owns and manages our real estate business. References herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar terms in this Quarterly Report, are not meant to imply, nor should they be construed as meaning that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the subsidiaries are operated by The Ensign Group, Inc.
Recent Activities
We believe we exist to dignify and transform post-acute care. We set out a strategy to achieve our goal of ensuring our patients are receiving the best possible care through our ability to acquire, integrate and improve our operations. Our results serve as a strong indicator that our strategy is working and our transformation is underway. Our dedication to our cultural and operational fundamentals coupled with key initiatives refined through the pandemic resulted in strong first quarter results. Refer to Results of Operations for further discussion.
Operational Expansions — During the three months ended March 31, 2024, we expanded our operations and real estate portfolio through a combination of long-term leases and a real estate purchase, with the addition of five stand-alone skilled nursing operations. Of these additions, Standard Bearer acquired the real estate of one of the stand-alone skilled nursing operations, which was leased back to one of our independent subsidiaries. These new operations added a total of 591 operational skilled nursing beds to be operated by our independent subsidiaries. We also invested in new ancillary services that are complementary to our existing businesses.

Subsequent to March 31, 2024, we expanded our operations with the addition of five stand-alone skilled nursing operations, one long-term acute care hospital and two campus operations. These new operations added 625 operational skilled nursing beds, 43 long-term acute care beds and 202 operational senior living units operated by our independent subsidiaries.

Expansion into a New State — In the first quarter of 2024 and subsequently, we expanded our operations into the state of Tennessee with the addition of three stand-alone skilled nursing operation. These expansions are part of our strategic vision to further strengthen our growing national presence in both existing and new attractive markets.
Facility Information

The following table sets forth the location of our operated and owned facilities by type as well as the number of beds and units located at operated and owned facilities as of March 31, 2024:

	TX	CA	AZ	UT	CO	WA	ID	SC	NE	IA	KS	NV	WI	TN	Total
Number of operated facilities
Skilled nursing operations	77	67	30	18	21	15	11	9	4	4	2	3	2	1	264
Senior living operations	1	—	1	2	5	1	—	—	1	—	—	—	—	—	11
Campuses(1)	5	3	5	1	1	—	1	—	2	2	7	—	—	—	27
Number of owned and operated facilities
Skilled nursing properties	18	10	9	7	5	4	5	5	1	—	1	—	2	—	67
Senior living communities	1	—	—	—	3	—	—	—	1	—	—	—	—	—	5
Campuses(1)	3	1	4	—	—	—	—	—	—	—	4	—	—	—	12
Number of operated beds/units
Operational skilled nursing beds	9,954	6,765	4,535	1,968	2,301	1,378	1,002	1,126	413	368	660	483	100	116	31,169
Senior living units	603	197	734	163	723	98	21	—	341	31	213	—	—	—	3,124
Number of owned and operated beds/units
Owned skilled nursing beds	2,377	1,185	1,596	661	467	391	470	544	88	—	374	—	100	—	8,253
Owned Senior living units	537	42	337	—	459	—	—	—	302	—	129	—	—	—	1,806
Real estate properties leased to third party(2)
Skilled nursing and senior living properties	6	2	1	—	—	1	—	—	—	—	—	1	19	—	30
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

	Three Months Ended March 31,
Skilled Mix:	2024	2023
Days	31.0%	32.3%
Revenue	49.9%	52.7%
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

The following table summarizes our overall occupancy statistics for skilled nursing operations for the periods indicated:

	Three Months Ended March 31,
Occupancy for skilled services:	2024	2023
Operational beds at end of period	31,169	29,915
Available patient days	2,814,719	2,627,531
Actual patient days	2,255,531	2,047,705
Occupancy percentage (based on operational beds)	80.1%	77.9%

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

Revenue Sources
The following table sets forth our total service revenue by payor source generated by our skilled services segment and our "All Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	Skilled Services		All Other (3)		Total Service Revenue
	2024	2023	2024	2023	2024	2023
Medicaid(1)	$382,118	$333,445	$8,045	$6,819	$390,163	$340,264
Medicare	265,583	247,723	—	—	265,583	247,723
Medicaid-skilled	63,309	57,927	—	—	63,309	57,927
Subtotal	711,010	639,095	8,045	6,819	719,055	645,914
Managed care	188,104	156,663	—	—	188,104	156,663
Private and other(2)	70,488	55,165	26,838	24,176	97,326	79,341
TOTAL SERVICE REVENUE	$969,602	$850,923	$34,883	$30,995	$1,004,485	$881,918

	Three Months Ended March 31,
	Skilled Services		All Other (3)		Total Service Revenue
	2024	2023	2024	2023	2024	2023
Medicaid(1)	39.4%	39.2%	23.1%	22.0%	38.8%	38.6%
Medicare	27.4	29.1	—	—	26.4	28.1
Medicaid-skilled	6.5	6.8	—	—	6.4	6.6
Subtotal	73.3	75.1	23.1	22.0	71.6	73.3
Managed care	19.4	18.4	—	—	18.7	17.8
Private and other(2)	7.3	6.5	76.9	78.0	9.7	8.9
TOTAL SERVICE REVENUE	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Medicaid payor includes revenue for senior living operations and revenue related to state relief funding.
(2) Private and other in our "all other" category includes revenue from senior living operations and all revenue generated in our other ancillary operations.
(3) All Other incorporates intercompany eliminations.

Skilled Services — Within our skilled nursing operations, we generate revenue from Medicaid, private pay, managed care and Medicare payors. We believe that our skilled mix, which we define as the number of days Medicare, managed care and other skilled patients are receiving services at our skilled nursing operations divided by the total number of days patients are receiving services at our skilled nursing operations, from all payor sources (less days from senior living services) for any given period, is an important indicator of our success in attracting high-acuity patients because it represents the percentage of our patients who are reimbursed by Medicare, managed care and other skilled payors, for whom we receive higher reimbursement rates

We participate in supplemental payment programs and quality improvement programs in various states that provide supplemental Medicaid payments for skilled nursing facilities that are licensed to non-state government-owned entities such as city and county hospital districts. Numerous independent subsidiaries entered into transactions with various hospital districts providing for the transfer of the licenses for those skilled nursing facilities to the hospital districts. Each affected independent subsidiary agreement between the hospital district and our subsidiary is terminable by either party to fully restore the prior license status.

Standard Bearer — We generate rental revenue primarily by leasing post-acute care properties that we acquired to healthcare operators under triple-net lease arrangements, whereby the tenants are solely responsible for the costs related to the property, including property taxes, insurance and maintenance and repair costs, subject to certain exceptions. As of March 31, 2024, our real estate portfolio within Standard Bearer is comprised of 109 real estate properties. Of these properties, 80 are leased to our independent subsidiaries and 30 are leased to facilities wholly-owned and managed by third-party operators. Of those 30 operations, one senior living facility is located on the same real estate property as a skilled nursing facility that an independent subsidiary owns and operates. During the three months ended March 31, 2024, we generated rental revenues of $22.2 million, of which $18.0 million, was derived from our independent subsidiaries' operators and therefore eliminated in consolidation.
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
See Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report for further discussion of critical accounting estimates. There were no material changes to our critical accounting policies with which the estimates are developed since December 31, 2023.
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

A significant goal of U.S. federal health care reform is to transform the delivery of health care by changing reimbursement to reflect and support a focus on equity, payment for value, and efficacious delivery of person-centered care. Reimbursement models and demonstrations that increase accountability and provide financial incentives to encourage efficiency, affordability, and high-quality care, have been developed and implemented by government and commercial third-party payers. Special focus is placed on increasing the number of beneficiaries in care relationships with accountability for quality and total cost of care, improvements in care coordination, reducing inequities at the population level, and supporting care innovation to close care gaps and increase access. The most prominent value-based models designed to accomplish these aims include Accountable Care Models (e.g., MSSP ACOs, ACO REACH) and Disease-Specific & Episode-Based Models (e.g., BPCI Advanced, GUIDE Model, CJR). These models, alongside State & Community, Statutory, and Health Plan Models, are aimed at alignment across payers and care settings, leveraging effective clinical tools, outcomes-focused payment approaches and stakeholder-led policy development. Reimbursement methodology reform includes Value-Based Purchasing (VBP), in which a portion of provider reimbursement is redistributed based on relative performance, or improvement on designated economic, clinical quality and patient satisfaction metrics. These reimbursement methodologies and similar programs are likely to continue and expand, both in government and commercial health plans. Many of our operations already participate in value-based initiatives and models. With our focus on quality care and strong clinical outcomes, Ensign is well-positioned to benefit from these outcome-based payment models.
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
Our business is affected by seasonal fluctuations in occupancy and acuity, which are most prominent when comparing the summer and winter months of the calendar year.
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
Proposed, Anticipated and Recently Issued Rulemaking and Administrative Actions
The federal government, through CMS rulemaking, Presidential executive actions or Congressional legislation, and state and local governments have recently released the following proposed rulemaking or administrative actions that may have an impact on our independent Skilled Nursing Facilities (SNFs) or Assisted Living Facilities (ALFs):
Biden-Harris Administration's Nursing Home Care Priorities — The Biden-Harris Administration is seeking reform around reimbursement, staffing levels, standards of care, increased transparency and public disclosure of ownership, and enhanced civil remedies as a means of enforcement against those facilities that do not satisfy CMS’s standards. Proposed rules based on these directives have already been published in 2023, including those highlighted below and observers expect additional rules to be issued this year and in the future. The SNF PPS FY 2025 Proposed Rule also includes proposals for CMS to have greater sanctioning authority for ongoing or persistent deficiencies in Medicare-participating SNFs. If CMS adopts this proposal after notice and comment, these increased sanctioning authorities will take effect as soon as the 2025 fiscal year, beginning in late 2024. Final rules will follow publication of these proposed rules after a notice-and-comment period required by law.
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

Federal Legislation — On March 9, 2023, the Home and Community-Based Services (HCBS) Access Act was introduced to expand access to and resources available for HCBS. The Access Act ensures that Medicaid funding is made available to individuals who provide direct home- and community-based care to adults over the age of 60 or people who have disabilities. This bill also provides financial resources for the training of these direct care providers, who are intended to provide services to the elderly or disabled that range from advocacy and community integration to transportation and daily assistance tasks ranging from bathing and laundry to meal preparation and housekeeping. As of the date of filing, no further action has been taken on the HCBS Access Act since its introduction and referral to the House of Representatives committees.

On October 24, 2023, the HCBS Relief Act was introduced to provide additional funds to states to stabilize their HCBS service delivery networks, recruit and retain HCBS direct care workers, and meet long-term service and support needs of people eligible for Medicaid home and community-based services. Under the HCBS Relief act, states would receive a temporary 10% increase in the applicable Federal Medical Assistance Percentage (FMAP) under Medicaid for certain approved home and community-based services that are provided during FY 2024 through FY 2025. To qualify for the enhanced rate, a state much commit to initiatives aimed at improving the provision of services. This includes offering additional advantages to home health aides and assisting individuals in transition from nursing facilities back to their homes. As of the date of this filing, no action has been taken on the HCBS Relief Act since its introduction and referral to the Senate Committee on Finance.
State Legislation — Many states in which our independent subsidiaries operate have introduced or passed legislation that would create or change laws and regulations related to our business and industry.
In the past, California had discussed issuing proposed regulations on direct care spending requirements that may have affected our business and SNFs operating within that state. These proposals have included requirements for healthcare facilities certified by CMS, including SNFs, to report all annual revenues to the State of California and certify that a stated percentage of all non-Medicare revenues should be used for direct patient-related services, including staffing and operational costs.
On October 13, 2023, the California Governor signed into law a bill that impacts the minimum wages of healthcare workers. Effective June 1, 2024, the law raises the minimum wage for California healthcare employees and sets a new wage threshold for those who are considered exempt healthcare employees. The bill only becomes effective for SNFs if a patient care minimum spending requirement bill is also passed. We anticipate that a minimum spending bill will be proposed in the future.
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

Proposed Rule Fiscal Year 2025 Skilled Nursing Facility Prospective Payment System (SNF PPS) — On March 28, 2024, CMS released the proposed rule for the SNF PPS for FY 2025, which, if approved, will result in a 4.1% increase based on the proposed SNF market basket of 2.8%, plus a 1.7% market basket forecast error adjustment, and a negative 0.4% productivity adjustment. This increase does not include the SNF VBP reductions for certain SNFs subject to the net reduction in payments under the SNF VBP; those adjustments are estimated to total $196.5 million in FY 2025. CMS also plans to revise the SNF market basket base year from the 2018 base year to the current 2022 base year and to update the payment rates used under the SNF PPS based on the FY 2025 market basket increase factor, which is adjusted by both the productivity adjustment and forecast error correction. Within this proposed rule, CMS also proposes to update the SNF PPS wage index using core-based statistical areas (CBSAs) to reflect more accurate regional wage costs.
The proposed rule also includes significant enhancements to its enforcement capabilities within nursing homes, aiming to reinforce the safety and quality of care. The proposed rule seeks to broaden CMS’s ability to levy financial penalties as a means to ensure sustained remediation of health and safety infractions, thereby motivating facilities to quickly and permanently comply with CMS regulations. The proposed rule aims to eliminate the restrictions of per instance (PI) for isolated violations or per day (PD) for ongoing non-compliance restrictions, allowing for more flexible imposition of both PD and PI penalties, which would not exceed statutory daily limits. This change is intended to provide CMS with enhanced tools to address violations more effectively and reflect the severity of the impact on residents’ health and safety. CMS is seeking public feedback on how to utilize this increased flexibility to better enforce standards in nursing homes.
CMS Minimum Staffing Standards Final Rule — On April 22, 2024, CMS issued its final rule establishing minimum staffing standards for skilled nursing facilities (Staffing Rule). The Staffing Rule contains three primary staffing requirements and provides for a staggered and phase implementation over the next several years following the Staffing Rule’s publication.

The initial phase, effective 90 days from the Staffing Rule's publication, which is August 8, 2024, requires facility self-assessment, which enhances the current assessment that all SNFs must perform and document annually and on an as-needed basis. The Staffing Rule’s requirement for enhanced self-assessments requires the following: 1) facilities must use evidence-based methods when planning for resident care, including accommodation of behavioral health needs; 2) facilities to use their self-assessment to assess the specific needs of each resident, with adjustments made for changes in the resident population; 3) facilities include the input of staff, including leadership, management, nurse staff and other direct care providers who render other services to residents; and 4) the facility’s staffing plan maximizes recruitment and retention of staff in a manner consistent with the President’s April 2023 Executive Order on increasing access to high-quality care and supporting caregivers.

The second phase, effective within two years of the Staffing Rule's publication, which is May 2026 for non-rural facilities, requires that all SNFs have a registered nurse (RN) available to provide direct resident care onsite 24 hours per day, seven days per weeks (24/7). The rule states that administrative nurses may satisfy this requirement, provided that the nurse is available to provide direct resident care. In addition to the 24/7 RN, the Staffing Rule requires facilities to provide a minimum of 3.48 hours per resident per day (HPRD) of direct nursing care to residents.

The third phase, effective within three years of the Staffing Rule's publication, which is May 2027 for non-rural facilities, requires that the HPRD are satisfied through RNs providing 0.55 HPRD, nurse aides (NAs) providing 2.45 HPRD, and any combination of RNs, licensed practical nurses (LPNs), licensed vocational nurses (LVNs), or NAs to account for the final 0.48 HPRD.

The Staffing Rule finalized the hardship exemption for the HPRD requirements. A facility can qualify for a temporary hardship exemption from the new minimum staffing ratios and 24/7 RN onsite staffing requirement (the self-assessment standards must still be satisfied) if it is located in an area where the supply of RN, NA, or total nursing staff is insufficient to meet the needs of that area. This exemption is based on the provider-to-population ratio for the nursing workforce, which must be at least 20% below the national average as calculated by CMS. Additionally, the Staffing Rule provides a one year extension of deadlines to rural facilities on Phases 2 and 3.

The Staffing Rule also enhances transparency for the use of Medicaid payments for facility services, referenced as Medicaid Institutional Payment Transparency Reporting provisions (MIPTR). The MIPTR provisions within the Staffing Rule require States to report to CMS the percentage of Medicaid payments for nursing facility services spent on direct care workers and support staff, regardless of whether such payments are made under a fee-for-service or managed care model.

Prior to the issuance of the Staffing Rule, there have been two bills under the names Protecting America’s Seniors’ Access to Care Act and Protecting Rural Seniors’ Access to Care Act (one in the House and a companion bill in the Senate), that were intended to block the rule from taking effect. The Senate bill has garnered broad bi-partisan support and is endorsed by over 90 organizations. These bills reason that the minimum staffing standard would endanger rural nursing facilities, subjecting them to potential fines and closures for failure to comply and might require them to discharge residents or limit the number of residents they accept in an effort to meeting the requirements of the bill. It is uncertain if any of these bills or other legislative action will pass as well as their potential impact on the Staffing Rule.
Medicare
Medicare presently accounts for approximately 27.4% of our skilled nursing services revenue year-to-date, being our second-largest payor. The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past, and could in the future, result in substantial reductions in our revenue and operating margins.
Patient-Driven Payment Model (PDPM) — The SNF PPS Rule included a case mix model called PDPM that focuses on the patient’s condition (clinically relevant factors) and resulting care needs to determine Medicare reimbursement. PDPM utilizes clinically relevant factors for determining Medicare payment by using diagnosis codes and other patient characteristics as the basis for patient classification. PDPM makes effective use of five case-mix adjusted payment components: physician therapy, occupational therapy, speech language pathology, nursing and social services and non-therapy ancillary services. It also uses a sixth non-case mix component to cover utilization of SNFs' resources that do not vary depending on resident characteristics. PDPM is intended to achieve a more value-based, unified post-acute care payment system. For example, PDPM adjusts Medicare payments based on each aspect of a resident’s care. Under the SNF PPS PDPM system, the payment to SNFs and nursing homes is based heavily on the patient’s condition rather than the specific services provided by each SNF.
Skilled Nursing Facility - Quality Reporting Program (SNF QRP) — The Improving Medicare Post-Acute Care Transformation Act of 2014 (IMPACT Act) provided data reporting requirements for certain Post-Acute-Care (PAC) providers. If a SNF does not submit required quality data as required by the IMPACT Act, its payment rates are reduced by 2.0% for each such fiscal year, which may result in payment rates for a fiscal year being less than the preceding fiscal year.
The SNF QRP standardized patient assessment data elements. The SNF QRP applies to freestanding SNFs, SNFs affiliated with acute care facilities and all non-critical access hospital swing-bed rural hospitals. These data elements are the subject of frequent change and adjustment. CMS's rulemaking often identifies new data elements to be reported.
CMS revised the calculation of its five-star ratings for the Nursing Home Compare website. Under this methodology, points are assigned to a SNF based on its performance across six measures: (1) case-mix adjusted total nurse staffing levels (including registered nurses, licensed practical nurses, and nursing aides), measured by hours per resident per day; (2) case-mix adjusted registered nurse staffing levels, measured by hours per resident per day; (3) case-mix adjusted total nurse staffing levels (including registered nurses, licensed practical nurses, and nursing aides), measured by hours per resident day on the weekend; (4) total nurse turnover, defined as the percentage of nursing staff that left the nursing home over a 12-month period; (5) registered nurse turnover, defined as the percentage of registered nursing staff that left the nursing home over a 12-month period; and (6) administrator turnover, defined as the percentage of administrators that left the nursing home over a 12-month period. These six measures will be measured on a quarterly basis.
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
In 2022, CMS adopted a process measure for influenza vaccination coverage among healthcare personnel within SNFs. This measure is determined by the percentage of SNF healthcare personnel who receive an influenza vaccine any time from when it first becomes available through March 31 of the following year. SNFs began submitting this data on October 1, 2022.

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
The SNF PPS FY 2024 Final Rule also modified the SNF QRP’s Healthcare Professional (HCP) Covid Vaccine Measure. The measure will track the proportion of healthcare staff vaccinated for COVID-19 and have kept their vaccination status current per the CDC recommendations. Previously, SNFs were only obligated to disclose whether their healthcare workers had completed the initial vaccination series for COVID-19. Now, there is an added requirement to report the total count of healthcare employees who have maintained their COVID-19 vaccination status in line with CDC recommendations.
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
CMS’s SNF PPS FY 2025 Proposed Rule includes several updates to the SNF QRP aimed at enhancing the integration of social determinants of health (SDOH) into patient assessments and ensuring the accuracy of reported data. Starting in fiscal year 2027, CMS plans to introduce four new SDOH items related to living situation, food security, and utility access, and modify an existing item on transportation availability in the minimum data set. Additionally, CMS proposes that SNFs participating in the SNF QRP undergo a data validation process similar to that already implemented in the SNF VBP Program. This process, mandated by recent legislation, aims to verify the accuracy of the data submitted through the minimum data set. CMS plans to require this validation because SNFs that fail to meet the SNF QRP reporting requirements face a 2% reduction in their annual payment update. CMS is also seeking public input through a request for information regarding future quality measure concepts for the SNF QRP.
Medicare Annual Payment Rule — CMS is required to calculate an annual Medicare market-basket update to the payment rates. On March 28, 2024, CMS issued a proposed rule that would increase the Medicare payment rates to SNFs in fiscal year 2025 by 4.1%, which is based on a market basket of 2.8% plus a 1.7% market basket forecast error adjustment, and a negative 0.4% productivity adjustment.
On July 31, 2023, CMS issued the SNF PPS FY 2024 Final Rule that increased Medicare payment rates by 4.0% to SNFs in fiscal year 2024. This increase results from the 6.4% net market basket update to the payment rates, which is based on a 3.0% SNF market basket increase plus a 3.6% market basket forecast error adjustment, less a 0.2% productivity adjustment and a negative 2.3% adjustment as a result of the recalibrated parity adjustment.
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
Sequestration of Medicare Rates —The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called a sequestration. Medicare FFS claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2.0% reduction in Medicare payments through at least 2023, unless Congress takes further action. Under the CAA 2023, a further 4% cut to Medicare spending that would have been required under the Statutory Pay-As-You-Go Act of 2010 (PAYGO) was waived for fiscal years 2023 and 2024. Instead, the CAA 2023 deferred any further Medicare sequestration under PAYGO until fiscal year 2025. The CAA 2023 also offset planned Medicare sequestrations that would have been as high as 4.0% and instead maintained fee schedule cuts of approximately 2%.

Skilled Nursing Facility Value-Based Purchasing (SNF-VBP) Program — The SNF-VBP Program rewards SNFs with incentive payments based on the quality of care they provide to Medicare beneficiaries, as measured by a hospital readmissions measure. CMS annually adjusts its payment rules for SNFs using the SNF-VBP Program. The program also introduced quality measures to assess how health information is shared and adopted a number of standardized patient assessment data elements that assess factors such as cognitive function and mental status, special services and social determinants of health. CMS uses regulations to specify how it measures the performance for SNFs as well as the data that SNFs are to report to CMS. The deadlines for baseline period quality measure quarterly reporting and performance periods and standards began in the 2023 program year. The final rule for the fiscal year 2023 SNF PPS also provided for SNF-VBP program expansion beyond the use of its single, all-cause hospital readmission measure to determine payment, with the inclusion of measures in fiscal year 2026 for SNF healthcare associated infections requiring hospitalization (SNF HAI) and total nursing hours per resident day measures and in fiscal year 2027, the discharge to community post-acute care measure for SNFs, which assess the rate of successful discharges to the community from a SNF setting.

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
Part B Rehabilitation Requirements — Some of our revenue is paid by the Medicare Part B program under a fee schedule. Part B services are limited with a payment cap by combined speech-language pathology services (SLP), physical therapy (PT) services and a separate annual cap for occupational therapy (OT) services. The Bipartisan Budget Act of 2018 (BBA) establishes coding modifier requirements to obtain payments beyond certain payment thresholds, discussed below and reaffirms the specific $3,000 claim audit threshold requirements for Medicare Administrative Contractors. For PT and SLP combined the threshold for coding modifier requirements was $2,230 for CY 2023 with the same threshold for OT services. The KX modifier is added to medical claims to indicate the providing clinician attests that the services corresponding to that claim were medically necessary and that the justification for those services is contained within the patient’s medical records. This modifier is intended for use where the services will exceed the threshold for those services set by the BBA and updated by annual fee schedule rules, yet are still appropriate and medically necessary, and thus should be compensated by Medicare.
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

On March 9, 2024, President Biden signed the Consolidated Appropriations Act, 2024, which included a 2.93 percent update to the CY 2024 Physician Fee Schedule (PFS) Conversion Factor (CF) for dates of service March 9, 2024 through December 31, 2024. This replaces the 1.25 percent update provided by the Consolidated Appropriations Act, 2023.
On November 2, 2023, CMS published the CY 2024 Physician Fee Schedule (2024 PFS Final Rule), which changes Medicare payments under the PFS and other Medicare Part B components. The CY 2024 PFS Final Rule contains a conversion factor of $32.74, which is a decrease of $1.15 from the CY 2023 PFS conversion factor of $33.89. This CY 2024 conversion factor is 3.4% lower than the CY 2023 conversion factor.
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
On January 26, 2024, CMS issued a memorandum to PACE organizations informing them that they will be subject to new prescription drug event (PDE) reporting requirements to receive manufacturer discounts for drugs provided through Medicare Part D as provided for in the Inflation Reduction Act of 2022 (IRA). On March 8, 2024, CMS issued a further memorandum to PACE organizations providing the additional PDE information that they must submit beginning January 1, 2025.
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
The IRA, which continued and expanded certain provisions of the ACA, extended the premium subsidies paid by the federal government, until the end of 2024, resulting in subsidies being available to offset or reduce the costs of private health insurance policies for qualifying individuals. This may aid older patients in obtaining or keeping their health insurance in order to pay for long-term care services. The CAA 2023 revised the funds available to fund Medicare in 2023 and deferred the PAYGO sequestration of Medicare expenses.
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
In 2022, CMS announced updated guidance for Phase 2 and 3 of the Requirements of Participation. CMS distributed these updates to surveyors and state agencies in order to, among other things, enhance responses to resident complaints and reported incidents. This guidance focuses on the following topics: (1) resident abuse and neglect (including reporting of abuse); (2) admission, transfer and discharge; (3) mental health and substance abuse disorders; (4) nurse staffing and reporting of payroll to evaluate staffing sufficiency; (5) residents’ rights (including visitation); (6) potential inaccurate diagnoses or assessments; (7) prescription and use of pharmaceuticals, including psychotropics and drugs that act like psychotropics; (8) infection prevention and control; (9) arbitration of disputes between facilities and residents; (10) psychosocial outcomes and related severity; and (11) the timeliness and completion of state investigations to improve consistency in the application of standards among various states.
In 2022, CMS updated the Medicare Requirements of Participation for SNFs, which includes the modification of requirements associated with a facility's physical environment to minimize unnecessary renovation expenses in order to avoid closure of SNFs due to the related expense. CMS "grandfathered" certain facilities and will allow SNFs that were participating in Medicare before July 5, 2016 and that previously used the Fire Safety Evaluation System (FSES) to continue using the 2001 FSES mandatory values when determining compliance with applicable standards. CMS also updated the Requirements of Participation to revise existing qualification requirements for directors of food and nutrition services in SNFs, while "grandfathering" in directors with two or more years of experience and certain minimum training in food safety so they may continue in that role without satisfying further educational requirements.
In 2023, CMS revised the survey resources that CMS and state surveyors use in evaluating SNFs’ compliance with federal Requirements for Participation. This revision incorporated the recent changes to CMS’ focused infection control survey item, which CMS had removed in favor of standard infection control survey measures. These changes were made to the most recent revision of long-term care facility survey documents that CMS had last revised in October of 2022. These updates provided more information for state surveyors to utilize when evaluating SNFs’ compliance with the Medicare Requirements of Participation, as well as included guidance for facilities on operationalizing compliance with these requirements based on how surveyors would measure and evaluate facility performance.

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

In February of 2024, the OIG added to its work plan a study regarding the use of the National ackground Check Program (NBCP) in conducting background checks of prospective long-term care provider employees. The purpose of this study will be to prepare a report regarding the cost of background checks, number of applicants who received background checks, and disqualification of employees during and after NBCP participation. This report will also include information regarding the cost of background checks and any unintended consequences experienced as a result of using this program. In April of 2024, the OIG updated its work plan to study and determine whether and how states used Medicaid supplemental payments for use in satisfying the state’s obligations to pay nursing facilities any amounts due under the state’s nursing facility upper payment limit
Our business model, like those of some other for-profit operators, is based in part on seeking out higher acuity patients whom we believe are generally more profitable. Over time our overall patient mix has consistently shifted to higher acuity in most facilities we operate. We also use specialized care-delivery software that assists our caregivers in more accurately capturing and recording services in order to, among other things, increase reimbursement to levels appropriate for the care actually delivered. These efforts may place us under greater scrutiny with the OIG, CMS, our fiscal intermediaries, recovery audit contractors and others.

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
The Five-Star Quality reporting system for nursing homes is displayed on CMS's consumer-based Nursing Home Compare website, along with a consumer alert icon next to nursing homes that have been cited for incidents of abuse, neglect, or exploitation on the Nursing Home Compare website. The Nursing Home Compare website is updated monthly with CMS’s refresh of survey inspection results on that website. Additionally, in 2022, the Nursing Home Compare website began publishing the ownership information for Medicare-enrolled nursing facilities based on disclosures made to CMS from 2016 through 2022 due to mergers, acquisitions, or other changes in ownership, to allow for the identification of common ownership of nursing facilities. In addition, the Five Star Quality Ratings incorporated staffing data such as staff tenure and SNF weekend staffing beginning with the October 2022 refresh of the Nursing Home Compare website.
Based on the Nursing Home Five-Star Quality Rating System’s Technical Users’ Guide updated in 2023, CMS will be auditing schizophrenia coding within the MDS reported to CMS, with adjustments to quality ratings based on any inaccuracies in this schizophrenia-related data. Additionally, the outcome of citations that a facility has informally disputed will only be included in the calculation of a facility’s star rating once the dispute is completed and the underlying survey considered final. CMS also revised the nursing-home level exclusion criteria used on the administrator turnover measure, adding information regarding its calculation of the staff turnover measure and publishing an updated ratings table, which identifies the points needed for each nursing facility to obtain certain star ratings within its state. Importantly, under the new guidelines, only 10% of nursing facilities can receive a five-star rating in the state where it operates, with the bottom 20% receiving a one-star rating and the remaining 70% receiving a distribution of two-, three-, and four-star ratings (with approximately 23.3% of facilities receiving such ratings).

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

In 2022, California’s Governor signed into law the Skilled Nursing Facility Ownership and Management Reform Act of 2022. This law increases the oversight authority of the California Department of Public Health, and changes several provisions regarding SNF licensing in the State of California. This includes eliminating previous regulatory provisions that permitted SNFs to operate in advance of receiving their formal license from the State. This law also requires SNF license applicants to disclose additional information in connection with a license application and evaluates more data regarding the applicant’s prior operations, including prior citations, CMS sanctions and legal proceedings against the applicant or other facilities owned or managed by the applicant before issuing a license.

United States Supreme Court Decisions – On June 8, 2023, the United States Supreme Court issued its opinion in Health and Hospital Corporation of Marion County, Indiana (HHC) v. Talevski, which pertained to claims of mistreatment in a nursing home. The nursing home was publicly owned by the government county where it operated, rather than privately owned. The question before the Supreme Court was whether the Nursing Home Reform Act, passed as part of the Omnibus Budget Reconciliation Act of 1987, gave Talevski the right to sue HHC for a violation of his civil rights under 42 U.S.C. § 1983, a specific statute that allows for claims against persons who act for and on behalf of any government entity. The Supreme Court held that Talevski’s civil rights claim against HHC could proceed. While the facts of this case are of limited precedential value to our independent subsidiaries, which are not owned by and do not act on behalf of any government entity, this decision may draw wider public interest into claims against SNFs and ALFs generally.
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
RESULTS OF OPERATIONS
We continue to execute on key initiatives to rebuild occupancy lost due to the pandemic as our overall same store skilled nursing occupancy was 81.0% for the first quarter of 2024, marking the first quarter where we have surpassed pre-pandemic occupancy. Further, our combined Same Facilities and Transitioning Facilities occupancy increased by 2.2% to 79.8% compared to the same period in 2023, once again demonstrating our ability to gain additional market share even at our more mature operations. Throughout most of our history, our business has been affected by seasonal fluctuations including occupancy and acuity. For skilled nursing occupancy and skilled mix, we typically experience stronger occupancy and acuity during the first and fourth quarters and softening in the second and third quarters. Additionally, we historically have acquired operations with lower occupancy and skilled mix. As these operations become "operations of choice" in each of their respective healthcare markets, we typically see both occupancy and skilled mix increase.

Our total revenue for the three months ended March 31, 2024 increased $123.3 million, or 13.9%, compared to the three months ended March 31, 2023, while our diluted GAAP earnings per share grew by 13.3%, from $1.05 to $1.19, compared to the three months ended March 31, 2023. Throughout the quarter, we have continued to make progress on targeted initiatives related to increasing occupancy in our facilities, attracting and developing our people and acquiring new skilled nursing operations and integrating them with our proven cultural and operational principles. We continue to experience healthy growth in both revenue and overall results.
During the three months ended March 31, 2024, we added five new operations. We continue to work diligently with existing and recently acquired operations so that each can reach its full clinical and financial potential.
Our strength remains in our operating model, which empowers each operator to form their own market-specific strategy and adjust to the needs of their local medical communities, including methods for attracting new healthcare professionals into our workforce and retaining and developing existing staff. Despite continued labor pressures, there are positive trends on both turnover and agency usage across our operations.
The following table sets forth details of operating results for our revenue, expenses and earnings, and their respective components, as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2024	2023

REVENUE:
Service revenue	99.4%	99.4%
Rental revenue	0.6	0.6
TOTAL REVENUE	100.0%	100.0%
Expenses:
Cost of services	79.1	78.5
Rent—cost of services	5.2	5.3
General and administrative expense	5.7	5.9
Depreciation and amortization	1.9	1.9
TOTAL EXPENSES	91.9	91.6
Income from operations	8.1	8.4
Other income (expense):
Interest expense	(0.2)	(0.2)
Other income	0.9	0.6
Other income, net	0.7	0.4
Income before provision for income taxes	8.8	8.8
Provision for income taxes	2.0	2.1
NET INCOME	6.8	6.7
Less: net income attributable to noncontrolling interests	—	—
Net income attributable to The Ensign Group, Inc.	6.8%	6.7%

	Three Months Ended March 31,
	2024	2023

SEGMENT INCOME(1)	(In thousands)
Skilled services	$126,809	$113,345
Standard Bearer(2)	7,258	7,219
NON-GAAP FINANCIAL MEASURES:
PERFORMANCE METRICS
Adjusted EBT	100,678	86,344
EBITDA	101,750	91,870
Adjusted EBITDA	112,791	99,785
FFO for Standard Bearer	14,087	13,185

VALUATION METRICS
Adjusted EBITDAR	$164,667
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

We believe the presentation of certain Non-GAAP Financial Measures are useful to investors and other external users of our financial statements regarding our results of operations because:

•they are widely used by investors and analysts in our industry as a supplemental measure to evaluate the overall performance of companies in our industry without regard to items such as other income, net and depreciation and amortization, which can vary substantially from company to company depending on the book value of assets, capital structure and the method by which assets were acquired; and
•they help investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure and asset base from our operating results.

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
•impairment of long-lived assets;
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

We calculate EBITDA as net income, adjusted for net losses attributable to noncontrolling interest, before (a) other income, net, (b) provision for income taxes, and (c) depreciation and amortization.
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
Funds from Operations (FFO)
We consider FFO to be a useful supplemental measure of the operating performance of Standard Bearer. Historical cost accounting for real estate assets in accordance with U.S. GAAP implicitly assumes that the value of real estate assets diminishes predictably over time as evidenced by the provision for depreciation. However, since real estate values have historically risen or fallen with market conditions, many real estate investors and analysts have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient. In response, the National Association of Real Estate Investment Trusts (NAREIT) created FFO as a supplemental measure of operating performance for REITs, which excludes historical cost depreciation from net income. We define (in accordance with the definition used by NAREIT) FFO to consist of Standard Bearer segment income, excluding depreciation and amortization related to real estate, gains or losses from the sale of real estate, insurance recoveries related to real estate and impairment of long-lived assets.
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

The table below reconciles income before provision for income taxes to Adjusted EBT for the periods presented:

	Three Months Ended March 31,
	2024	2023

Consolidated statements of income data:	(In thousands)
Income before provision for income taxes	$89,598	$78,382
Stock-based compensation expense	8,238	6,573
Litigation(a)	764	67
Impairment of long-lived assets	1,849	—
Acquisition related costs(b)	114	460
Costs incurred related to new systems implementation	76	815
Depreciation and amortization - patient base(c)	39	47
ADJUSTED EBT	$100,678	$86,344
(a) Litigation relates to specific proceedings arising outside of the ordinary course of business.
(b) Costs incurred to acquire operations that are not capitalizable.
(c) Included in depreciation and amortization are amortization expenses related to patient base intangible assets at newly acquired skilled nursing and senior living facilities.

The table below reconciles net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods presented:

	Three Months Ended March 31,
	2024	2023
Consolidated statements of income data:	(In thousands)
Net income	$68,960	$59,969
Less: Net income attributable to noncontrolling interests	125	117
Other income, net	7,380	3,507
Add: Provision for income taxes	20,638	18,413
Depreciation and amortization	19,657	17,112
EBITDA	$101,750	$91,870
Adjustments to EBITDA:
Stock-based compensation expense	8,238	6,573
Litigation(a)	764	67
Impairment of long-lived assets	1,849	—
Acquisition related costs(b)	114	460
Costs incurred related to new systems implementation	76	815
ADJUSTED EBITDA	$112,791	$99,785
Rent—cost of services	51,876	46,637
ADJUSTED EBITDAR	$164,667

(a) Litigation relates to specific proceedings arising outside of the ordinary course of business.
(b) Costs incurred to acquire operations that are not capitalizable.

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

The following table sets forth details of operating results for our revenue and earnings, and their respective components, by our reportable segment for the periods indicated.

	Three Months Ended March 31, 2024
	Skilled services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$969,602	$22,201	$42,572	$(24,203)	$1,010,172
Total expenses, including other income, net	842,793	14,943	85,192	(24,203)	918,725
Segment income (loss)	126,809	7,258	(42,620)	—	91,447
Impairment of long-lived assets	—	—	—	—	(1,849)
Income before provision for income taxes					$89,598

	Three Months Ended March 31, 2023
	Skilled services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$850,923	$19,717	$37,096	$(20,895)	$886,841
Total expenses, including other income, net	737,578	12,498	79,278	(20,895)	808,459
Segment income (loss)	113,345	7,219	(42,182)	—	$78,382
Income before provision for income taxes					$78,382

Our total revenue increased by $123.3 million, or 13.9%, compared to the three months ended March 31, 2023. The increase in revenue was primarily driven by an increase in occupancy of 2.1% and 2.2% from our skilled services Same Facilities and Transitioning Facilities, respectively, coupled with increasing daily revenue rates and the impact of acquisitions. Additionally, our skilled services Recently Acquired Facilities increased total revenue by $62.2 million, when compared to the same period in 2023.
Skilled Services

REVENUE

The following table presents the skilled services revenue and key performance metrics by category during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change	% Change

TOTAL FACILITY RESULTS:	(Dollars in thousands)
Skilled services revenue	$969,602	$850,923	$118,679	13.9%
Number of facilities at period end	264	253	11	4.3%
Number of campuses at period end(1)	27	26	1	3.8%
Actual patient days	2,255,531	2,047,705	207,826	10.1%
Occupancy percentage — Operational beds	80.1%	77.9%		2.2%
Skilled mix by nursing days	31.0%	32.3%		(1.3)%
Skilled mix by nursing revenue	49.9%	52.7%		(2.8)%

	Three Months Ended March 31,
	2024	2023	Change	% Change

SAME FACILITY RESULTS:(2)	(Dollars in thousands)
Skilled services revenue	$743,253	$695,806	$47,447	6.8%
Number of facilities at period end	194	194	—	—%
Number of campuses at period end(1)	25	25	—	—%
Actual patient days	1,710,340	1,649,905	60,435	3.7%
Occupancy percentage — Operational beds	81.0%	78.9%		2.1%
Skilled mix by nursing days	32.4%	33.6%		(1.2)%
Skilled mix by nursing revenue	50.9%	53.6%		(2.7)%

	Three Months Ended March 31,
	2024	2023	Change	% Change

TRANSITIONING FACILITY RESULTS:(3)	(Dollars in thousands)
Skilled services revenue	$123,624	$114,591	$9,033	7.9%
Number of facilities at period end	40	40	—	—%
Number of campuses at period end(1)	1	1	—	—%
Actual patient days	328,471	315,952	12,519	4.0%
Occupancy percentage — Operational beds	74.0%	71.8%		2.2%
Skilled mix by nursing days	21.7%	23.0%		(1.3)%
Skilled mix by nursing revenue	37.9%	42.0%		(4.1)%

	Three Months Ended March 31,
	2024	2023	Change	% Change

RECENTLY ACQUIRED FACILITY RESULTS:(4)	(Dollars in thousands)
Skilled services revenue	$102,725	$40,526	$62,199	NM
Number of facilities at period end	30	19	11	NM
Number of campuses at period end(1)	1	—	1	NM
Actual patient days	216,720	81,848	134,872	NM
Occupancy percentage — Operational beds	83.8%	85.6%		NM
Skilled mix by nursing days	34.1%	43.0%		NM
Skilled mix by nursing revenue	56.1%	66.9%		NM
(1)Campus represents a facility that offers both skilled nursing and senior living services. Revenue and expenses related to skilled nursing and senior living services have been allocated and recorded in the respective operating segment.
(2)Same Facility results represent all facilities purchased prior to January 1, 2021.
(3)Transitioning Facility results represent all facilities purchased from January 1, 2021 to December 31, 2022.
(4)Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2023.

Skilled services revenue increased by $118.7 million, or 13.9%, compared to the three months ended March 31, 2023. The increases in skilled services revenue were across all payer types including increases in Medicaid revenue of $54.1 million, or 13.8%, Medicare revenue of $17.9 million, or 7.2%, managed care revenue of $31.4 million, or 20.1% and private revenue of $15.3 million, or 27.8%.

The increase in skilled services revenue was primarily driven by strong occupancy performance across our skilled services operations. Our consolidated occupancy increased by 2.2% to 80.1%, during the three months ended March 31, 2024 compared to the same period in 2023. During the first quarter of 2023 with the Public Health Emergency still in place, we had strong skilled mix and acuity driven by large volumes of COVID cases. Comparatively, in the first quarter of 2024, we experienced strong skilled mix driven by steady growth in our managed care and other skilled patients.

Revenue in our Same Facilities increased by $47.4 million, or 6.8%, compared to the same period in 2023, due to increased occupancy and revenue per patient day. Our Same Facilities occupancy for the first quarter of 2024 has surpassed pre-pandemic levels. Our diligent efforts to strengthen our partnerships with various managed care organizations, hospitals and the local communities we operate in, increased our managed care revenue by 13.4%, mainly due to an increase in managed care days of 4.8% and managed care revenue per patient day of 6.1%. We continued to see a shift in our patient population from Medicare to managed care as Medicare Advantage enrollment accounted for a larger portion of the overall population. In addition, Medicaid revenue increased by $24.3 million or 7.6%, mainly from the increase in Medicaid days and revenue per patient day.

Revenue generated by our Transitioning Facilities increased by $9.0 million, or 7.9%, primarily due to improved occupancy growth and an increase in revenue per patient day. Our Managed Care revenue increased by 38.7%; Medicaid revenue increased by 6.0%; and private and other revenue increased by 35.6%; demonstrating our ability to focus on increasing occupancy across payer types.

Skilled services revenue generated by Recently Acquired Facilities increased by $62.2 million compared to the three months ended March 31, 2023. The increase was primarily due to 12 operational expansions between April 1, 2023 and March 31, 2024 across seven states. In addition, we acquired 17 operations in February 2023 that contribute to the year over year increase.

Historically, we have generally experienced lower occupancy rates and lower skilled mix at Recently Acquired Facilities and therefore, we anticipate generally lower overall occupancy during years of growth. Included in our metrics for Recently Acquired Facilities are 17 facilities we acquired in California that were mature and had higher occupancy rates, higher skilled mix days and higher skilled mix revenue than our typical acquisitions. In the future, if we acquire additional turnaround or start-up operations, we expect to see lower occupancy rates and skilled mix and these metrics are expected to vary from period to period based upon the type of acquisitions we acquire.
The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate (1):

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2024	2023	2024	2023	2024	2023	2024	2023

SKILLED NURSING AVERAGE DAILY REVENUE RATES:
Medicare	$745.00	$711.24	$692.63	$665.71	$857.22	$849.75	$757.86	$715.64
Managed care	548.37	517.06	527.91	513.07	596.52	591.96	549.91	519.43
Other skilled	620.47	599.52	495.13	490.82	576.46	513.98	606.82	585.02
Total skilled revenue	631.79	608.13	592.32	589.70	754.79	740.70	640.78	613.16
Medicaid	293.05	267.09	269.49	243.45	299.79	264.00	289.78	262.78
Private and other payors	283.96	263.19	259.61	235.74	344.88	349.95	285.16	261.40
Total skilled nursing revenue	$401.81	$381.27	$338.23	$322.06	$459.18	$476.10	$398.06	$375.92
(1) The rates are based on contractually agreed-upon amounts or rates, excluding the estimates of variable consideration under the revenue recognition standard, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606 and state relief funding.

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 4.7% and 4.0%, respectively, compared to the three months ended March 31, 2023. The increase is attributable to the 4.0% net market basket increase that became effective in October 2023.

Our average Medicaid rates increased 10.3% due to state reimbursement increases, our participation in supplemental Medicaid payment programs and quality improvement programs in various states and change in Medicaid mix. For example, we continue to have an increase in Medicaid days in states with higher rates such as California.
Payor Sources as a Percentage of Skilled Nursing Services. We use our skilled mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods.

The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2024	2023	2024	2023	2024	2023	2024	2023
PERCENTAGE OF SKILLED NURSING REVENUE
Medicare	21.5%	25.2%	18.7%	24.8%	39.0%	46.7%	23.1%	26.2%
Managed care	20.4	20.1	14.5	12.1	13.7	15.3	18.9	18.8
Other skilled	9.0	8.3	4.7	5.1	3.4	4.9	7.9	7.7
Skilled Mix	50.9	53.6	37.9	42.0	56.1	66.9	49.9	52.7
Private and other payors	7.3	7.2	9.2	8.1	7.0	6.0	7.4	7.3
Medicaid	41.8	39.2	52.9	49.9	36.9	27.1	42.7	40.0
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2024	2023	2024	2023	2024	2023	2024	2023
PERCENTAGE OF SKILLED NURSING DAYS
Medicare	11.6%	13.5%	9.1%	12.0%	20.9%	26.2%	12.1%	13.8%
Managed care	15.0	14.8	9.3	7.6	10.6	12.3	13.7	13.6
Other skilled	5.8	5.3	3.3	3.4	2.6	4.5	5.2	4.9
Skilled Mix	32.4	33.6	21.7	23.0	34.1	43.0	31.0	32.3
Private and other payors	10.2	10.4	11.9	11.0	9.4	8.2	10.4	10.4
Medicaid	57.4	56.0	66.4	66.0	56.5	48.8	58.6	57.3
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services

The following table sets forth total cost of services for our skilled services segment for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%

Cost of service	$767,977	$670,669	$97,308	14.5%
Revenue percentage	79.2%	78.8%		0.4%

Cost of services related to our skilled services segment increased by $97.3 million, or 14.5% from the same period in 2023. Cost of services as a percentage of revenue increased to 79.2% from 78.8% due to the increase in labor cost as a result of new acquisitions with higher expenses in the turnaround stage, as well as an increase related to general and professional liability reserves. In addition, included in cost of services during the three months ended March 31, 2024 and 2023 are expenses related to our deferred compensation plan of $1.2 million and $0.6 million, respectively. We continue to make progress in reducing contracted labor by driving up retention and hiring. Our cost of services as a percentage of revenue varies depending on the volume of acquisitions during the period, which typically have higher costs during the transitioning period.
Standard Bearer

	Three Months Ended March 31,		Change
	2024	2023	$	%

	(Dollars in thousands)
Rental revenue generated from third-party tenants	$4,195	$3,786	$409	10.8%
Rental revenue generated from Ensign's independent subsidiaries	18,006	15,931	2,075	13.0
TOTAL RENTAL REVENUE	$22,201	$19,717	$2,484	12.6%
Segment income	7,258	7,219	39	0.5
Depreciation and amortization	6,829	5,966	863	14.5
FFO	$14,087	$13,185	$902	6.8%

Rental revenue — Our rental revenue, including revenue generated from our independent subsidiaries, increased by $2.5 million, or 12.6%, to $22.2 million, compared to the three months ended March 31, 2023. The increase in revenue is primarily attributable to five real estate purchases, as well as annual rent increases since the three months ended March 31, 2023.

FFO — Our FFO increased by $0.9 million, or 6.8%, to $14.1 million, compared to the three months ended March 31, 2023. The increase in rental revenue of $2.5 million is offset by increases in interest expense of $1.4 million associated with the intercompany agreements as we continue to grow our real estate portfolio.

All Other Revenue

Our other revenue increased by $5.5 million, or 14.8%, to $42.6 million, compared to the three months ended March 31, 2023. Other revenue includes senior living revenue of $20.3 million, revenue from other ancillary services of $19.3 million and rental income of $2.9 million. The increase in other revenue is primarily attributable to our other ancillary services.

Consolidated Financial Expenses
Rent-cost of services — Our rent-cost of services as a percentage of total revenue decreased by 0.1% to 5.2%, primarily due to the growth in revenue outpacing the increase in rent expense and as our operational expansions include the acquisition of the related real estate properties.
General and administrative expense — General and administrative expense increased $5.3 million or 10.2%, to $57.2 million. This increase was primarily driven by additional headcount due to acquisition activity. General and administrative expense as a percentage of revenue decreased by 0.2% to 5.7%.
Depreciation and amortization — Depreciation and amortization expense increased $2.5 million, or 14.9%, to $19.7 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations and capital expenditures. Depreciation and amortization expense remained consistent at 1.9%, as a percentage of revenue.
Other income, net — Other income, net as a percentage of revenue increased by 0.3%. Other income primarily includes interest income from our investments, offset by interest expense related to our debt. The increase is related to an increase in interest income from our investments and gains in our deferred compensation plan which incurs gains or losses depending on market performance. During the three months ended March 31, 2024 and 2023, the deferred compensation plan had gains of $2.4 million and $1.2 million, respectively, with an offsetting expense allocated between cost of services and general and administrative expenses.
Provision for income taxes — Our effective tax rate was 23.0% for the three months ended March 31, 2024, compared to 23.5% for the same period in 2023. The effective tax rate for both periods is driven by the impact of excess tax benefits from stock-based compensation, partially offset by non-deductible expenses including non-deductible compensation. See Note 14, Income Taxes, in the Notes to the Interim Financial Statements for further discussion.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our Credit Facility. Our liquidity as of March 31, 2024 is impacted by cash generated from strong operational performance offset by investments made for our operational expansions and ancillary businesses as well as capital expenditures to improve the quality of care at our existing operations.
Historically, we have primarily financed the majority of our acquisitions through mortgages on our properties, our Credit Facility and cash generated from operations. Cash paid to fund acquisitions was $2.9 million for the three months ended March 31, 2024 compared to no cash paid for the three months ended March 31, 2023. Total capital expenditures for property and equipment were $29.4 million and $26.7 million for the three months ended March 31, 2024 and 2023, respectively. We currently have approximately $110.0 million budgeted for renovation projects in 2024. We believe our current cash balances, our cash flow from operations and the amounts available for borrowing under our Credit Facility will be sufficient to cover our operating needs for at least the next 12 months.

We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.
Our cash and cash equivalents as of March 31, 2024 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of March 31, 2024, we held investments of approximately $122.1 million. We believe our investments that were in an unrealized loss position as of March 31, 2024 do not require an allowance for expected credit losses, nor has any event occurred subsequent to that date that would indicate so.

As mentioned above, our primary source of cash is from our ongoing operations. Our positive cash flows have supported our business and have allowed us to pay regular dividends to our stockholders. We currently anticipate that existing cash and total investments as of March 31, 2024, along with projected operating cash flows and available financing, will support our normal business operations for the foreseeable future.

On August 29, 2023, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from September 1, 2023. Under this program, we are authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. The share repurchase program does not obligate us to acquire any specific number of shares. We did not purchase any shares pursuant to this stock repurchase program during the three months ended March 31, 2024.
The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023

NET CASH PROVIDED BY/(USED IN):	(In thousands)
Operating activities	$35,312	$48,344
Investing activities	(34,655)	(35,971)
Financing activities	1,556	(1,674)
Net increase in cash and cash equivalents	2,213	10,699
Cash and cash equivalents beginning of period	509,626	316,270
Cash and cash equivalents at end of period	$511,839	$326,969
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. The $13.0 million decrease in cash provided by operating activities for the three months ended March 31, 2024 compared to the same period in 2023 was due to the timing of payments and wages and benefits offset by an increase in operational performance.
Investing Activities
Investing cash flows consist primarily of capital expenditures, investment activities, insurance proceeds and cash used for acquisitions. The $1.3 million decrease in cash used in investing activities for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to an increase investment maturities, offset by cash used for operational expansions and capital expenditures.
Financing Activities
Financing cash flows consist primarily of payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, payment for share repurchases and sale of subsidiary shares. The $3.2 million increase in cash provided by financing activities for the three months ended March 31, 2024 compared to the same period in 2023, was primarily due to stock option exercises.

Credit Facility with a Lending Consortium Arranged by Truist

We maintain a revolving credit facility with Truist Securities (Truist) (the Credit Facility) with availability up to $600.0 million in aggregate principal amount. The maturity date of the Credit Facility is April 8, 2027. Borrowings are supported by a lending consortium arranged by Truist. The interest rates applicable to loans under the Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 0.25% to 1.25% per annum or SOFR plus a margin ranging from 1.25% to 2.25% per annum, based on the Consolidated Total Net Debt to Consolidated EBITDA ratio (as defined in the Credit Facility). In addition, there is a commitment fee on the unused portion of the commitments that ranges from 0.20% to 0.40% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio.

Mortgage Loans and Promissory Note
As of March 31, 2024, 23 of our subsidiaries have mortgage loans insured with HUD for an aggregate amount of $149.4 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates at a range of 3.1% to 4.2%, including fixed interest rates at a range of 2.4% to 3.3% per annum. In addition to the interest rate, we incur other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10.0%, and is reduced by 3.0% in the fourth year of the loan, and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years.
In addition to the HUD mortgage loans, one of our subsidiaries has a promissory note that bears a fixed interest rate of 5.3% per annum and has a term of 12 years. The note, which was used for an acquisition, is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.
Operating Leases
As of March 31, 2024, 218 of our facilities are under long-term lease arrangements, of which 98 of the operations are under nine triple-net Master Leases and one stand-alone lease with CareTrust REIT, Inc. (CareTrust). The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each master lease, our individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%. At our option, we can extend the Master Leases for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease. Additionally, four of the 99 facilities leased from CareTrust include an option to purchase that we can exercise starting on December 1, 2024.
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
Eighty-two of our independent subsidiaries, excluding the subsidiaries that are operated under the Master Leases from CareTrust, are operated under 13 separate master lease arrangements. Under these master leases, a default at a single facility could subject one or more of the other independent subsidiaries covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of our leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in our outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
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
We have a Credit Facility with Truist of up to $600.0 million in aggregate principal amount. We have no outstanding borrowings under our Credit Facility as of March 31, 2024 and through the filing date of this report. In addition, we have outstanding indebtedness under mortgage loans insured with HUD and a promissory note payable to a third party of $151.4 million, all of which are at fixed interest rates.

Our cash and cash equivalents as of March 31, 2024 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of March 31, 2024, we held investments of approximately $122.1 million. We believe our investments that were in an unrealized loss position as of March 31, 2024 do not require an allowance for expected credit losses, nor has any event occurred subsequent to that date that would indicate so. Our market risk exposure is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal, while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of March 31, 2024 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We and our independent subsidiaries are party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of business, including claims that services provided to patients by our independent subsidiaries have resulted in injury or death, and claims related to employment and commercial matters. For example, in a four-week medical negligence trial in the State of Arizona, the jury returned a verdict against one of our independent subsidiaries in late November 2023. We intend to appeal the verdict. We have in the past appealed similar decisions and have, in some circumstances, received returned decisions in our favor. Although we intend to vigorously defend against these claims and in general these types of claims and cases, there can be no assurance that the outcomes of these matters will not have a material adverse effect on operational results and financial condition. Additionally, in certain states in which we have or have had independent subsidiaries, insurance coverage for the risk of punitive damages arising from general and professional liability litigation may not be available due to state law and/or public policy prohibitions. There can be no assurance that we and or our independent subsidiaries will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available.
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

For example, in 2020, the U.S. House of Representatives Select Subcommittee on the Coronavirus Crisis launched a nation-wide investigation into the COVID-19 pandemic, which included the impact of the coronavirus on residents and employees in nursing homes. In June 2020, we and our independent subsidiaries received a document and information request from the House Select Subcommittee. We and our independent subsidiaries cooperated in responding to this inquiry. In July 2022 and thereafter, we and our independent subsidiaries received follow up requests for additional documents and information. We and our independent subsidiaries responded to these requests and cooperated with the House Select Subcommittee in connection with its investigation. On December 9, 2022, the House Select Subcommittee issued its final report summarizing its investigation and related recommendations designed "to strengthen the nation's ability to prevent and respond to public health and economic emergencies." According to the information provided by the House Select Subcommittee, the issuance of this report was the House Select Subcommittee's final official act in connection with their assigned responsibilities. Also, we, on behalf of our independent subsidiaries, received a Civil Investigative Demand (CID) from the U.S. Department of Justice (DOJ) in January of 2024 indicating that the DOJ is investigating the Company to determine whether we have caused the submission of claims to Medicare and Texas Medicaid for services which were unnecessary or otherwise not consistent with existing reimbursement requirements. The CID covers the period from January 1, 2016 to the present. As a general matter, our independent subsidiaries maintain policies and procedures to promote compliance with all applicable Medicare and Medicaid requirements, including, but not limited to those relating to the presentation of claims for reimbursement for services provided. We are fully cooperating with the DOJ in response to the CID. However, we cannot predict the outcome of the investigation or its potential impact to the consolidated financial statements.
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
For example, on May 31, 2018, we, on behalf of our independent subsidiaries, received a CID from the DOJ stating that it was investigating to determine whether there had been a violation of the False Claims Act (FCA) and/or the Anti-Kickback Statute (AKS) with respect to the relationships between certain of our independent subsidiaries and persons who serve or have served as medical directors. We fully cooperated with the DOJ and promptly responded to its requests for information. In April 2020, we were advised that the DOJ declined to intervene in any subsequent action filed in connection with the subject matter of this investigation. Despite the decision of the DOJ to decline to participate in litigation based on the subject matter of its previously issued CID, the involved qui tam relator moved forward with the complaint in December 2020. From that time until December 2023, and notwithstanding our success in early pre-trial motions, we continued to incur legal defense costs and fees, including significant amounts as part of discovery in the fourth quarter of 2023. In early January 2024, we entered into mediation with the involved parties and on January 19, 2024, the parties agreed to settle the civil case for $48.0 million, subject to the review of the DOJ and other relevant government entities. The settlement does not include admissions on the part of the Company or our independent subsidiaries, and we maintain that we have and continue to comply with all applicable State and Federal statutes (including but not limited to the FCA and the AKS).
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
Under the Fraud Enforcement and Recovery Act of 2009 (FERA), health care providers face significant penalties for the knowing retention of government overpayments, even if no false claim was involved. Health care providers can now be liable for knowingly and improperly avoiding or decreasing an obligation to pay money or property to the government. This includes the retention of any government overpayment. The government can argue, therefore, that an FCA violation can occur without any affirmative fraudulent action or statement, as long as the action or statement is knowingly improper. In addition, FERA extended protections against retaliation for whistleblowers, including protections not only for employees, but also contractors and agents. Thus, an employment relationship is generally not required in order to qualify for protection against retaliation for whistleblowing.

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
Medicare Revenue Recoupments — We and our independent subsidiaries are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments resulting from reviews conducted via RAC, Program Safeguard Contractors, and Medicaid Integrity Contractors (collectively referred to as Reviews). For several months during the COVID-19 pandemic, CMS suspended its Targeted Probe and Educate (TPE) Program. Beginning in August 2020, CMS resumed TPE Program activity. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. We anticipate that these Reviews could increase in frequency in the future. As of March 31, 2024 and through the filing date of this report, 22 of the our independent subsidiaries had Reviews scheduled or in process.
In June 2023, CMS announced a new nationwide audit, the “SNF 5-Claim Probe & Educate Review,” in which the Medicare Administrative Contractors will review five claims from each SNF to check for compliance. In implementing this SNF 5-Claim Probe & Educate Review, CMS acknowledged that the increase in observed improper payments from 2021 to 2022 may have arisen from a “misunderstanding” by SNFs about how to appropriately bill for claims of service after October 1, 2019. All facilities that are not undergoing TPE reviews, or have not recently passed a TPE review, will be subject to the nationwide audit. MACs will complete only one round of probe-and-educate for each SNF, rather than the three rounds that typically occur in the TPE Program. Additionally, CMS’s education for each SNF will be individualized and based on observed claim review errors, with rationales for denial explained to the SNF on a claim-by-claim basis. This program will apply only to claims submitted after October 1, 2019, and will exclude claims containing a COVID-19 diagnosis.

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

We derived 26.4% and 28.1% of our service revenue from the Medicare programs for the three months ended March 31, 2024 and 2023, respectively. In addition, many other payors may use published Medicare rates as a basis for reimbursements. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, or if there are delays in Medicare payments, our business and results of operations will be adversely affected.

The Medicare program and its reimbursement rates and rules are subject to frequent change, including statutory and regulatory changes, rate adjustments (including retroactive adjustments), annual caps that limit the amount that can be paid (including deductible and coinsurance amounts), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. See Item 2., under Government Regulation, Sequestration of Medicare Rates , for further information. Implementation of these and other types of measures has in the past and could in the future result in substantial reductions in our revenue and operating margins.

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

CMS often changes the rules governing the Medicare program, including those governing reimbursement. Changes to the Medicare program that could adversely affect our business could include, but are not limited to the following:
•administrative or legislative changes to base rates or the bases for payment, including changes to the rates at which Medicare will reimburse services;
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

Reductions in reimbursement rates or the scope of services being reimbursed could have a material, adverse effect on our revenue, financial condition and results of operations or even result in reimbursement rates that are insufficient to cover our operating costs. In addition, CMS may make future adjustments to reimbursement levels and underlying reimbursement formulae as it continues to monitor the impact of current payments system on patient outcomes and budget neutrality. The Biden-Harris Administration continues to study the nursing home industry and for HHS to issue proposed rules based on those studies, including changes to SNF facility reimbursement, including the SNF-VBP Program, may also adversely affect our reimbursement. These metrics potentially affecting our revenues and expenses in future government fiscal years include the SNF healthcare-associated infections (HAI) measurement, total nursing hours per resident day measures, and discharge to community - post acute care measure. The Interoperability Final Rule’s implementation beginning in 2026, and to be completed by January 1, 2027, may also adversely affect our reimbursement paid through Medicare, specifically including Medicare Advantage.

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
A significant portion of reimbursement for skilled nursing services comes from Medicaid. In fact, Medicaid is our largest source of revenue, accounting for 45.2% of our revenue for both the three months ended March 31, 2024 and 2023, respectively. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets, which has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. Since a significant portion of our revenue is generated from our skilled nursing independent subsidiaries in California, Texas and Arizona, any budget reductions or delays in these states could adversely affect our net patient service revenue and profitability. Due to recent fluctuations in state budgets many of the states in which we operate (including those with current budget surpluses), are seeking to contain costs on Medicaid outlays for SNFs, and any such decline could adversely affect our financial condition and results of operations.
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

While it is not possible to predict whether and when any such changes will occur, specific proposals discussed leading up to the 2024 presidential election, including a repeal or material amendment of the ACA, could harm our business, operating results and financial condition. The ACA continues to be a salient political topic and proposed changes to it may become the subject of campaign promises, litigation, administrative action, or legislation leading up to or following the 2024 Presidential election. In addition, even if the ACA is not amended or repealed, the President and the executive branch of the federal government, as well as CMS and HHS have a significant impact on the implementation of the provisions of the ACA, and a new administration could make changes impacting the implementation and enforcement of the ACA, which could harm our business, operating results and financial condition. We have already seen this with regulatory activity promulgating rules regarding anti-discrimination under Section 1557 of the ACA and most recently proposed rulemaking requiring the disclosure of SNF ownership and service providers under Section 6101 of the ACA. If we are slow or unable to adapt to any such changes, our business, operating results and financial condition could be adversely affected.

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

On November 15, 2023, CMS issued a final rule that, requires SNFs to disclose certain information regarding their ownership and managerial relationships, which is more invasive and comprehensive than the ownership information already disclosed through Medicare's Nursing Home Compare website. Refer to Item 2., under Government Regulation, for additional information. The breadth of disclosure required by this new rule may be adverse to our business interests and detrimental to our operations, revenue, and profitability and may have a chilling effect on investment due to the depth of the new reporting and transparency requirements.

We cannot predict what effect future reforms to the U.S. healthcare system will have on our business, including the demand for our services or the amount of reimbursement available for those services. However, it is possible these new laws may lower reimbursement or increase the cost of doing business and adversely affect our business.

The changes in Congress due to the U.S. midterm elections in 2022, changes in representation, and actions in anticipation of the 2024 Presidential election may result in significant changes to regulatory framework, enforcements and reimbursements.

The midterm elections in 2022 resulted in a change of control in the House of Representatives and representative departures that are expected in 2024 are anticipated to further narrow the margin of Republican control over the House of Representatives. Both events could result in significant changes in, and have resulted in uncertainty with respect to, legislation, regulation, implementation or repeal of laws and rules related to government health programs, including Medicare and Medicaid. Democratic proposals for Medicare for All or significant expansion of Medicare, could significantly impact our business and the healthcare industry if implemented, although the implementation of such proposals remains unlikely under the political party currently holding a majority within the House of Representatives. Other legislation, such as the Protecting America’s Seniors’ Access to Care Act and Protecting America's Rural Seniors' Access Act, which seek to halt HHS and CMS from finalizing and enforcing its proposed rule for staffing requirements, indicates a bipartisan interest in restraining HHS’s ability to finalize, implement and enforce regulations that may be burdensome on our independent operating subsidiaries, creating still more uncertainty and unpredictability in the legislative process.

Congress’s passage of the IRA in August of 2022, which expanded upon and continued certain provisions of the ACA, indicates that additional legislative changes to the ACA may be forthcoming. Similarly, the Consolidated Appropriations Act of 2024 and its increase in the Medicare conversion factor, resulting in increased Medicare reimbursement to providers, may have political implications if popular among Medicare beneficiaries and the providers paid through that program,and may yield further, similar legislation leading up to the November 2024 election. If proposed policies specific to nursing facilities are implemented, these may result in significant regulatory changes, increased survey frequency and scope, and increased penalties for non-compliance. As both political parties have begun their Presidential and congressional campaigns in 2024, each of them may seek to introduce or pass legislation that would either expand or reduce the scope of the ACA. Based on the IRA and inflationary pressures in the economy, the ACA and affordability of healthcare generally may be a campaign issue and lead to promises, administrative action, or legislation that could adversely affect our business. As a result, future legislation may be proposed or passed that may adversely affect our business, operating results and financial condition.

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
As a result of our participation in the Medicaid and Medicare programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with the rules associated with these programs and related applicable laws and regulations, including our claims for payments submitted to those programs, which are subject to reviews by Recovery Audit Contractors, Zone Program Integrity Contractors, Program Safeguard Contractors, Unified Program Integrity Contractors, Supplemental Medical Review Contractors and Medicaid Integrity Contractors programs, (collectively referred to as Reviews). In these Reviews, third-party firms engaged by CMS conduct extensive analysis of claims data and medical and other records to identify potential improper payments under the federal and state programs. As discussed above, the Biden-Harris Administration has called for HHS and CMS to increase the level of scrutiny of SNF facilities and requested those agencies to adopt rules that would impose greater penalties upon non-compliant SNF operators. On October 26, 2023, CMS updated the survey resources that CMS and state surveyors use in evaluating our SNFs’ compliance with federal Requirements for Participation, incorporating recent changes to CMS’s methods for surveying infection control procedures.
In 2022, CMS announced updated guidance for Phase 2 and 3 of the requirements of participation, discussed in greater detail in Item 2., under Government Regulation. The application of CMS’s new guidance could result in more aggressive and stringent surveys, and potential fines, penalties, sanctions, or administrative actions taken against our independent subsidiaries. Also described in Item 2., under Government Regulation, the Interoperability Final Rule and its changes intended to facilitate data exchange between and among patients, providers, and payors, will be implemented beginning in 2026 and must be fully implemented by January 1, 2027. This rule and the greater access to and use of data between and among payors transmitting funds for state and federal healthcare programs, may also trigger additional scrutiny or review of facilities such as ours, and may adversely affect our reimbursement paid through state and federal programs including Medicaid.

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

Private payors also reserve the right to conduct audits. We believe that billing and reimbursement errors and disagreements are common in our industry, and thus we are regularly engaged in reviews, audits and appeals of our claims for reimbursement due to the subjectivities inherent in the process related to patient diagnosis and care, record keeping, claims processing and other aspects of the patient service and reimbursement processes, and the errors and disagreements those subjectivities can produce. An adverse review, audit or investigation could result in:

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
In cases where claim and documentation review by a CMS contractor results in repeated unsatisfactory results, an operation can be subjected to protracted regulatory oversight. This CMS oversight may include education and sampling of claims, extended pre-payment review, referral of the operating business to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement made outside of specifically reviewed claims. Ongoing failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. As of March 31, 2024 and through the filing date of this report, 22 of our independent subsidiaries had reviews scheduled or in process, either pre- or post-payment. We anticipate that these reviews could increase in frequency in the future.

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
The laws and regulations governing our operations, along with the terms of participation in various government programs, regulate how we conduct our business, the services we offer, and our interactions with patients and other healthcare providers. These laws and regulations are subject to frequent change. As noted above, the Biden-Harris Administration has called upon HHS and CMS to study and propose new rules regarding staffing requirements and reimbursement for the nursing home industry, including tying reimbursement to staffing levels, salary, benefits, and retention. CMS's recently finalized ownership transparency rule, discussed in Item 2., under Government Regulation, may provide an additional basis for further investigation, administrative action and ultimately fines, penalties, or sanctions if finalized, and may dissuade parties from working with us or our independent subsidiaries due to the reporting and disclosure obligations of being an Additional Disclosable Party under that final rule.

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

As CMS turns its attention to enhancing enforcement activities towards SNFs, as discussed in Item 2., under Government Regulation, state survey agencies will have more accountability for their survey and enforcement efforts. Within the SNF PPS FY 2025 Proposed Rule, CMS seeks greater ability to impose monetary penalties upon SNFs for incident-based and day-based violations of CMS’s conditions of participation. Further, the enhanced penalties against SFFs under the Biden-Harris Administration represents further federal calls for transparency, oversight and penalties for low-ranked and underperforming SNFs. These enhanced penalties and enforcement activities precedes greater focus by CMS in obtaining oversight over SFFs, and continuing that oversight even after those SFFs improve, and subjecting them to more exacting and routine oversight. The likely result may be more frequent surveys of our independent subsidiaries, with more substantial penalties, fines and consequences if they do not perform well. For low-performing facilities in the SFF program, the standards for successfully emerging from that program and not being subject to ongoing and enhanced government oversight will be higher and measured over a longer period of time, prolonging the risks of monetary penalties, fines and potential suspension or exclusion from the Medicare and Medicaid programs.

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

We have received notices of potential sanctions and remedies based upon alleged regulatory deficiencies from time to time, and such sanctions have been imposed on some of our independent subsidiaries. We have had independent subsidiaries placed on SFF status in the past and other independent subsidiaries may be identified for such status in the future. We currently have no facility placed on SFF status.
CMS’s changes to the SFF program and its look-back period may create greater risk of our facilities being subject to this program and subject to potential fines and sanctions, even after graduating from the SFF program.

As discussed in discussed in greater detail in Item 2., under Government Regulation, in 2022 CMS updated the SFF program with the intent to reduce the amount of time a SNF spends as an SFF and increase the number of nursing homes that progress through the SFF program. CMS clarified certain details of the SFF program updates in 2023 and how they are to be implemented by each state survey agency (SA). As part of the revisions to the SFF program, a priority in revising the SFF program was to address “yo-yo” noncompliance of SNFs that would graduate from the SFF program only to later see their compliance and quality measures regress after graduation, potentially requiring readmission to the SFF program. Among the measures implemented to avoid this issue of “yo-yo” noncompliance was a three-year lookback period for facilities that graduate from the SFF program to ensure that the quality and compliance improvements achieved through the SFF program were sustained. Facilities that graduate from the SFF program but continue to demonstrate poor compliance as evidenced by any SA’s survey, such as for actual harm, substandard quality of care, or immediate jeopardy deficiencies, may be subject to enhanced enforcement by CMS, up to and including termination from the Medicare and/or Medicaid programs.

This three-year lookback for sustained improvements by facilities that graduate the SFF program poses risk for our independent subsidiaries, specifically those that may be subject to the SFF program or that have been subject to the SFF program in the past. As of March 31, 2024, we have three facilities graduated from the SFF program within the past three years. First, for SNFs that are selected by CMS for participation in the SFF program, or which currently are in the SFF program, even graduation from the program is no longer an assurance that the SNF will be able to continue its operations. Even one survey with a significant compliance deficiency, such as actual harm or an immediate jeopardy deficiency, may result in CMS—acting solely within its discretion—terminating the SNF’s Medicare or Medicaid participation, likely triggering the termination of other payor contracts and rendering the facility economically unviable. Second, and relatedly, for SNFs that have graduated from the SFF program, they are subject to a three-year period of enhanced scrutiny where adverse findings by a SA and a single survey’s finding of poor compliance may result in CMS discretionarily terminating that facility’s Medicare and/or Medicaid participation, which would likely cause other payors to terminate their agreements with the facility as well. As a result, the financial and manpower resources needed for graduation from the SFF program may be for nothing if, in the three years following graduation from the SFF program, a SNF receives a poor survey result and permits CMS to impose fines and penalties up to the termination of the facility’s Medicare and Medicaid participation.

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

On April 22, 2024 CMS issued its final rule establishing minimum staffing standards for skilled nursing facilities (the Staffing Rule). As discussed in more detail in Item 2., under Government Regulation, the Staffing Rule contains three primary staffing requirements which are phased in over the next several years. Due to pending legislation in both the House of Representative and the Senate as well as the long phase in of the requirements, the exact effects of the Staffing Rule cannot be ascertained. However, we expect that the Staffing Rule in its current form will have adverse financial consequences upon our business.

We may be required to hire substantially more staff members, particularly nurse practitioners, registered nurses, licensed practical nurses and nursing aides than currently staffed. Additionally, the Staffing Rule would place similar pressure on our competitors and result in sudden, expanded demand for nursing staff across the SNF industry. This sudden demand across the SNF industry may exacerbate an already difficult labor market, with demand for nursing staff far outstripping the supply of qualified individuals, and the salary requirements of both current and prospective staff increasing markedly to increase the likelihood of recruiting and retaining skilled caregivers.
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

HIPAA, as amended by the HITECH Act, requires us to adopt and maintain business procedures and systems designed to protect the privacy, security and integrity of patients' individual health information, in addition to state laws governing the privacy of patient information. We must comply with these state privacy laws to the extent that they are more protective of healthcare information or provide additional protections not afforded by HIPAA. The regulations enacting HIPAA periodically change and the last proposed change was issued in late 2022. In 2024, CMS published the Interoperability Final Rule, which affects the data standards and APIs that entities may use. Additionally, CMS issued its final rule updating the separate confidentiality requirements for Substance Use Disorder (SUD) records maintained. Changes to these regulations may require our independent subsidiaries to modify certain policies, procedures and practices regarding the disclosure of residents’ information. If we fail to comply with these state and federal laws, we could be subject to criminal penalties, civil sanctions, litigation, and be forced to modify our policies and procedures, in addition to undertaking costly breach notification and remediation efforts, as well as sustaining reputational harm.

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

Healthcare businesses are increasingly the target of cyberattacks whereby hackers disrupt business operations or obtain protected health information, often demanding large ransoms. Already in 2024, healthcare is the most-breached sector of the economy based on publicly disclosed information. At the end of the first quarter of 2023, the healthcare sector saw a 60% increase in the average weekly number of cyberattacks over 2021. By August of 2023, industry observers note that cybersecurity breaches in the healthcare industry had become less frequent, but larger in scope and affecting more patients than the prior year. Our business is dependent on the proper functioning and availability of our computer systems and networks. We cannot assure you that our safety and security measures and disaster recovery plan will prevent damage, interruption or breach of our information systems and operations. Additionally, we cannot control the safety and security of our information held by third-party vendors with whom we contract. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect, and as such we (or third-party vendors) may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications we (or third-party vendors) develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security of information systems. Unauthorized parties may attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud or other forms of deception.

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

Federal laws and regulations, such as the Staffing Rule, may increase our costs of maintaining qualified nursing and skilled personnel, or make it more difficult for us to attract or retain qualified nurses and skilled staff members. Proposed legislation, such as the previously proposed Nursing Home Improvement Act and the proposed HCBS Access Act, may make it more expensive to compete for, hire, and retain nursing staff, if passed into law in substantially the same form as previously introduced to Congress. The Biden-Harris Administration's desire to increase staffing level requirements for the nursing home industry and to tie reimbursement to the salary, benefits, and retention of staff also may increase our labor costs. CMS has published guidance to surveyors addressing topics that specifically include nurse staffing and collection of payroll data to evaluate appropriate staffing levels, which may lead to future regulation that increase our staffing requirements and labor costs or lower revenues.

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

As discussed in detail in Item 2., under Government Regulation, sub-heading Part B Rehabilitation Requirements, several government actions have been taken in recent years to try and contain the costs of rehabilitation therapy services provided under Medicare Part B, including the MPPR, institution of annual caps, mandatory medical reviews for annual claims beyond a certain monetary threshold, and a reduction in reimbursement rates for therapy assistant claim modifiers. Of specific concern has been CMS efforts to lower Medicare Part B reimbursement rates for outpatient therapy services in 2021, 2022, 2023 and 2024. Such cost-containment measures and ongoing payment changes could have an adverse effect on our revenue.
The Office of the Inspector General or other regulatory authorities may choose to more closely scrutinize billing practices in areas where we operate or propose to expand, which could result in an increase in regulatory monitoring and oversight, decreased reimbursement rates, or otherwise adversely affect our business, financial condition and results of operations.

As discussed in greater detail in Item 2., under Government Regulation, Civil and Criminal Fraud and Abuse Laws and Enforcement, the OIG regularly conducts investigations regarding certain payment or compliance issues within the healthcare industry. The OIG identified SNF compliance as an issue of concern in its 2021 and 2022 semi-annual reports to Congress, and its January 2023 study regarding SNF emergency preparedness identified the need for further oversight and addition of SNF emergency readiness to the OIG's fall 2023 work plan. In November of 2023, OIG added to its work plan an audit of nursing homes' nurse staffing hours reported in CMS's payroll-based journal, for which OIG expects to issue a report in FY 2025. Nursing homes were also a topic of discussion in the OIG’s 2023 semiannual report to Congress, which emphasized the continued protection and oversight of care that nursing facilities provide to residents. Among other things, the OIG recommended attention to the rate of reimbursement for professional services rendered within facilities. The OIG’s reports to Congress have also recommended a reduction in the use of psychotropic drugs in nursing homes and urged CMS to evaluate the appropriateness of psychotropic drug use among residents, including the use of data to identify nursing homes with higher rates of use for potential further scrutiny and action. Based on this information, SNFs in particular are potential targets for more robust scrutiny and examination by regulators. Recent publications and statements by the Biden-Harris Administration have also called for greater scrutiny of SNF facilities.

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

Our independent subsidiaries are subject to a variety of federal and state employment-related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act that governs such matters as minimum wages, overtime and other working conditions, the ADA and similar state laws that provide civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas, the National Labor Relations Act, regulations of the EEOC, regulations of the Office of Civil Rights, regulations of state attorney generals, family leave mandates and a variety of similar laws enacted by the federal and state governments that govern these and other employment law matters. Changes to federal and state regulations and laws are discussed in more detail in Item 2., under Government Regulation.

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

Our revenue is affected by the percentage of the patients of our independent subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability. We generally receive higher reimbursement rates for high acuity patients, and payors reimburse us at different rates. For the three months ended March 31, 2024 and 2023, 71.6% and 73.3%, of our revenue was provided by government payors that reimburse us at predetermined rates, respectively. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our independent subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

As discussed under Item 2., Government Regulation, the Biden-Harris Administration has requested HHS and CMS conduct studies to evaluate potential staffing, data reporting, employee compensation and retention, and resident experience regulations that may result in a reduction of our revenue from Medicare and Medicaid. CMS first requested information regarding these priorities in 2022 and subsequently published further requests for information from the public in the Federal Register to aid in studies and anticipated rulemaking. CMS's final rule regarding nursing home ownership disclosure represented a product of these efforts and imposes additional regulatory requirements for participation in those programs.
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

Congress has repeatedly considered, without passage, a bill that would require, among other things, that agreements to arbitrate nursing home disputes be made after the dispute has arisen rather than before prospective patients move in, to prevent nursing home operators and prospective patients from mutually entering into a pre-admission pre-dispute arbitration agreement. This bill, known as the Fairness in Nursing Home Arbitration Act, was introduced in the House of Representatives in 2021; the bill and its analogue introduced in the Senate have never made it out of the committees to which they were referred for discussion. The Fairness in Nursing Home Arbitration Act was re-introduced in the House of Representatives on January 29, 2024 and was referred to the Committee on Ways and Means and the Committee on Energy and Commerce. No action has been taken since these referrals of the bill to these committees.

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

From time to time our systems and controls highlight potential compliance issues, which we investigate as they arise. Historically, we have, and will continue to do so in the future, initiated internal inquiries into possible recordkeeping and related irregularities at our independent subsidiaries, which were detected by our internal compliance team in the course of its ongoing reviews.

Through these internal inquiries, we have identified potential deficiencies in the assessment of and recordkeeping for small subsets of patients. We have assisted in implementing, targeted improvements in the assessment and recordkeeping practices to make them consistent with the existing standards and policies applicable to our independent subsidiaries. We continue to monitor the measures implemented for effectiveness and perform follow-up reviews to ensure compliance. Consistent with healthcare industry accounting practices, we record any charge for refunded payments against revenue in the period in which the claim adjustment becomes known.

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
We may be unable to complete future asset or business acquisitions at attractive prices or at all, which may adversely affect our revenue; we may also elect to dispose of underperforming or non-strategic independent subsidiaries, which would also decrease our revenue.

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

We have also previously acquired a few operations, which were or have proven to be non-strategic or less desirable, and we may consider disposing of such operations or exchanging them for operations that are more desirable, either because they were included in larger, indivisible groups of operations or under other circumstances. To the extent we dispose of such a operation without simultaneously acquiring a operation in exchange, our revenue may decrease.
We may not be able to successfully integrate acquired assets and businesses into our operations, and we may not achieve the benefits we expect from any of our acquisitions.

We may not be able to successfully or efficiently integrate new acquisitions of assets and businesses with our existing independent subsidiaries, culture and systems. The process of integrating acquisitions into our existing operations may result in unforeseen operating difficulties, divert management's attention from existing operations, or require an unexpected commitment of staff and financial resources, and may ultimately be unsuccessful. Existing operations available for acquisition frequently serve or target different markets than those that we currently serve. We also may determine that renovations of acquired facilities and changes in staff and operating management personnel are necessary to successfully integrate those acquisitions into our existing operations. We may not be able to recover the costs incurred to reposition or renovate newly independent subsidiaries. The financial benefits we expect to realize from many of our acquisitions are largely dependent upon our ability to improve clinical performance, overcome regulatory deficiencies, rehabilitate or improve the reputation of the operations in the community, increase and maintain occupancy, control costs, and in some cases change the patient acuity mix. If we are unable to accomplish any of these objectives at the independent subsidiaries we acquire, we will not realize the anticipated benefits and we may experience lower than anticipated profits, or even losses.
During the three months ended March 31, 2024, we expanded our operations and real estate portfolio through a combination of long-term leases and real estate purchases, with the addition of five skilled nursing operations. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage operations we may acquire in the future. Also, the newly acquired operations may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such operations quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our acquisitions, and our business may suffer.
In undertaking acquisitions, we may be adversely impacted by costs, liabilities and regulatory issues that may adversely affect our operations.

In undertaking acquisitions, we also may be adversely impacted by unforeseen liabilities attributable to the prior providers who operated those businesses, against whom we may have little or no recourse. Many operations we have historically acquired were underperforming financially and had clinical and regulatory issues prior to and at the time of acquisition. Even where we have improved independent subsidiaries and patient care , we still may face post-acquisition regulatory issues related to pre-acquisition events. These may include, without limitation, payment recoupment related to our predecessors' prior noncompliance, the imposition of fines, penalties, operational restrictions or special regulatory status. Further, we may incur post-acquisition compliance risk due to the difficulty or impossibility of immediately or quickly bringing non-compliant operations into full compliance. Diligence materials pertaining to acquisition targets, especially the underperforming facilities that often represent the greatest opportunity for return, are often inadequate, inaccurate or impossible to obtain, sometimes requiring us to make acquisition decisions with incomplete information. Despite our due diligence procedures, operations that we have acquired or may acquire in the future may generate unexpectedly low returns, may cause us to incur substantial losses, may require unexpected levels of management time, expenditures or other resources, or may otherwise not meet a risk profile that our investors find acceptable.

In addition, we might encounter unanticipated difficulties and expenditures relating to any of the acquired operations, including contingent liabilities. For example, when we acquire a operations, we generally assume the operation's existing Medicare provider number for purposes of billing Medicare for services. If CMS later determines that the prior owner of the operation had received overpayments from Medicare for the period of time during which it ran the operation, or had incurred fines in connection, CMS could hold us liable for repayment of the overpayments or fines. We may be unable to improve every operation that we acquire. In addition, operation of these newly acquired operations may divert management time and attention from other operations and priorities, negatively impact cash flows, result in adverse or unanticipated accounting charges, or otherwise damage other areas of our company if they are not timely and adequately improved.

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

CMS continues to increase quality measure thresholds, which is regularly increased every six months, making it more difficult to achieve upward and five-star ratings. CMS increased its quality measure thresholds in 2022, making it more difficult for facilities to obtain or maintain four- and five-star ratings. Some facilities may see a decline in their overall five-star rating absent any new inspection information, and as a result the five-star ratings of our independent subsidiaries may decline even as their quality measures remain unchanged or improve. Additionally, on the Nursing Home Compare website, CMS recently began displaying a consumer alert icon next to nursing homes that have been cited on inspection reports for incidents of abuse, neglect, or exploitation. In 2022, CMS updated the scoring measures used for SNFs to include six dimensions of staffing and turnover, which may adversely affect the rating of our facilities on the Nursing Home Compare website.

In July 2023, CMS revised the nursing-home level exclusion criteria used on the administrator turnover measure, adding information regarding its calculation of the staff turnover measure and publishing an updated ratings table, which identifies the points needed for each nursing facility to obtain certain star ratings within its state. This change made it more competitive to obtain a five-star rating, and more difficult to maintain such a rating once achieved. Only 10% of nursing facilities can receive a five-star rating in the state where it operates. These changes also increase the pressure on our independent subsidiaries to obtain a smaller number of available five-star ratings, as lower ratings may make it more difficult to attract prospective residents to receive our services.

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

We maintain general and professional liability insurance and workers compensation insurance through a wholly-owned captive insurance subsidiary to insure our self-insurance reimbursements and deductibles as part of a continually evolving overall risk management strategy. We establish the insurance loss reserves based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we, along with an independent actuary, develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle or pay damages with respect to unpaid claims. It is possible, however, that the actual liabilities may exceed our estimates of loss. We may also experience an unexpectedly large number of successful claims or claims that result in costs or liability significantly in excess of our projections. For these and other reasons, our self-insurance reserves could prove to be inadequate, resulting in liabilities in excess of our available insurance and self-insurance. If a successful claim is made against us and it is not covered by our insurance or exceeds the insurance policy limits, our business may be negatively and materially impacted.

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

Our independent subsidiaries located in Arizona, California, and Texas account for the majority of our total revenue. As a result of this concentration, the conditions of local economies and real estate markets, changes in governmental rules, presence and participation of insurers, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our revenue, costs and results of operations. Moreover, since over 23% of our independent subsidiaries are located in California, we are particularly susceptible to revenue loss, cost increase or damage caused by natural disasters such as electrical power shortages, fires, earthquakes or mudslides, or increased liabilities that may arise from regulations as discussed within Item 2., under Government Regulation.

In addition, our independent subsidiaries in certain states are more susceptible to revenue loss, cost increases or damage caused by natural disasters including hurricanes, tornadoes and flooding. These acts of nature may cause disruption to us, the employees of our independent subsidiaries, which could have an adverse impact on the patients of our independent subsidiaries and our business. In order to provide care for the patients of our independent subsidiaries, we are dependent on consistent and reliable delivery of food, pharmaceuticals, utilities and other goods to our independent subsidiaries, and the availability of employees to provide services. If the delivery of goods or the ability of employees to reach our independent subsidiaries were interrupted in any material respect due to a natural disaster or other reasons, it would have a significant impact on our independent subsidiaries and our business. Furthermore, the impact, or impending threat, of a natural disaster may require that we evacuate one or more facilities, which would be costly and would involve risks, including potentially fatal risks, for the patients. The impact of disasters and similar events is inherently uncertain. Such events could harm the patients and employees of our independent subsidiaries, severely damage or destroy one or more of our independent subsidiaries, harm our business, reputation and financial performance, or otherwise cause our business to suffer in ways that we currently cannot predict.

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

As of March 31, 2024, we leased 218 of our 302 independent subsidiaries. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.

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

Our Credit Facility has a borrowing capacity of up to $600.0 million in aggregate principal amount. As of March 31, 2024 and through the filing date of this report, we had no outstanding borrowings under our Credit Facility. Twenty-three of our subsidiaries have mortgage loans insured with the Department of Housing and Urban Development (HUD) for an aggregate amount of $149.4 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The terms of the mortgage loans range from 25- to 35-years.

We also have one outstanding promissory note with an aggregate principal amount of approximately $2.0 million as of March 31, 2024. The term of the note is 12 years. Because this promissory note is insured with HUD, our borrower subsidiary under the note is subject to HUD oversight and periodic inspections.

In addition, we had $2.8 billion of future operating lease obligations as of March 31, 2024. We intend to continue financing our independent subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

Standard Bearer currently operates, and intends to continue to operate, in a manner that allows it to qualify to be taxed as a REIT for U.S. federal income tax purposes. Standard Bearer has elected to be taxed as a REIT for U.S. federal income tax purposes.

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

Item 5. OTHER INFORMATION

Rule 10b5-1 Plan Elections

Ann S. Blouin, a member of our Board of Directors, entered into a Rule 10b5-1 trading arrangement on February 6, 2024. Dr. Blouin's 10b5-1 Plan provides for the potential sale of up to 350 shares of the Company's common stock between May 7, 2024 and February 5, 2025.

Spencer W. Burton, President & Chief Operations Officer, entered into a Rule 10b5-1 trading arrangement on February 9, 2024. Mr. Burton's 10b5-1 Plan provides for the potential exercise of vested stock options and the associated sale of up to 10,618 shares of the Company's common stock between May 10, 2024 and July 30, 2025. Pursuant to the 10b5-1 Plan, Mr. Burton may also make a gift of up to 4,725 shares of the Company's common stock on May 10, 2024.

Chad A. Keetch, Chief Investment Officer, Executive Vice President & Secretary, entered into a Rule 10b5-1 trading arrangement on March 6, 2024. Mr. Keetch's 10b5-1 Plan provides for the potential exercise of vested stock options and the associated sale of up to 27,134 shares of the Company's common stock between June 5, 2024 and October 31, 2024.

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

3.3
Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of The Ensign Group, Inc., filed with the Delaware Secretary of State on May 18, 2023 (attached as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33757) filed with the SEC on July 27, 2023)

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

THE ENSIGN GROUP, INC.

May 1, 2024	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer, Executive Vice President and Director (Principal Financial Officer and Principal Accounting Officer)