Form 10-Q
period 2024-06-30
ENSIGN GROUP, INC
filed 2024-07-25
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2024.
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
As of July 22, 2024, 57,113,703 shares of the registrant’s common stock, $0.001 par value, were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

PART I.
Item 1.        FINANCIAL STATEMENTS

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	June 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$477,336	$509,626
Accounts receivable—less allowance for doubtful accounts of $9,460 and $9,348 at June 30, 2024 and December 31, 2023, respectively	547,121	485,039
Investments—current	24,126	17,229
Prepaid income taxes	18,798	3,830
Prepaid expenses and other current assets	47,699	31,206
Total current assets	1,115,080	1,046,930
Property and equipment, net	1,177,822	1,090,771
Right-of-use assets	1,842,613	1,756,430
Insurance subsidiary deposits and investments	112,756	92,687
Deferred tax assets	66,572	67,124
Restricted and other assets	38,551	40,205
Intangible assets, net	6,703	6,525
Goodwill	77,241	76,869
TOTAL ASSETS	$4,437,338	$4,177,541
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$88,652	$92,811
Accrued wages and related liabilities	322,928	332,568
Lease liabilities—current	89,176	82,526
Accrued self-insurance liabilities—current	61,356	54,664
Other accrued liabilities	164,640	168,228
Current maturities of long-term debt	4,017	3,950
Total current liabilities	730,769	734,747
Long-term debt—less current maturities	143,559	145,497
Long-term lease liabilities—less current portion	1,720,250	1,639,326
Accrued self-insurance liabilities—less current portion	123,835	111,246
Other long-term liabilities	55,854	49,408
TOTAL LIABILITIES	$2,774,267	$2,680,224

Commitments and contingencies (Notes 15 and 20)

EQUITY
Ensign Group, Inc. stockholders' equity:
Common stock: $0.001 par value; 150,000 shares authorized; 60,449 and 57,049 shares issued and shares outstanding at June 30, 2024, respectively, and 59,987 and 56,597 shares issued and shares outstanding at December 31, 2023, respectively	61	60
Additional paid-in capital	499,411	465,707
Retained earnings	1,275,657	1,142,653
Common stock in treasury, at cost, 3,400 and 3,390 shares at June 30, 2024 and December 31, 2023, respectively	(117,764)	(116,555)
Total Ensign Group, Inc. stockholders' equity	1,657,365	1,491,865
Non-controlling interest	5,706	5,452
Total equity	$1,663,071	$1,497,317
TOTAL LIABILITIES AND EQUITY	$4,437,338	$4,177,541
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands, except per share data)
REVENUE
Service revenue	$1,030,574	$916,101	$2,035,059	$1,798,019
Rental revenue	5,711	5,244	11,398	10,167
TOTAL REVENUE	$1,036,285	$921,345	$2,046,457	$1,808,186
Expense:
Cost of services	820,360	722,685	1,619,623	1,419,011
Rent—cost of services	53,272	49,760	105,148	96,397
General and administrative expense	56,194	53,430	113,352	105,321
Depreciation and amortization	20,488	17,596	40,145	34,708
TOTAL EXPENSES	950,314	843,471	1,878,268	1,655,437
Income from operations	85,971	77,874	168,189	152,749
Other income (expense):
Interest expense	(2,040)	(2,023)	(4,004)	(4,059)
Interest income	7,084	3,542	13,544	7,526
Other income	1,049	1,660	3,933	3,219
Other income, net	6,093	3,179	13,473	6,686
Income before provision for income taxes	92,064	81,053	181,662	159,435
Provision for income taxes	20,883	16,963	41,521	35,376
NET INCOME	71,181	64,090	140,141	124,059
Less:
Net income attributable to noncontrolling interests	174	97	299	214
Net income attributable to The Ensign Group, Inc.	$71,007	$63,993	$139,842	$123,845

NET INCOME PER SHARE ATTRIBUTABLE TO THE ENSIGN GROUP INC.
Basic	$1.26	$1.15	$2.48	$2.23
Diluted	$1.22	$1.12	$2.41	$2.17
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	56,544	55,611	56,441	55,456
Diluted	58,013	57,260	57,969	57,190
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
BALANCE - JANUARY 1, 2024	56,597	$60	$465,707	$1,142,653	3,390	$(116,555)	$5,452	$1,497,317
Issuance of common stock to employees and directors resulting from the exercise of stock options	219	—	6,229	—	—	—	—	6,229
Issuance of restricted stock, net of forfeitures (Note 16)	88	—	6,165	—	—	—	—	6,165
Shares of common stock used to satisfy tax withholding obligations	—	—	—	—	—	(14)	—	(14)
Dividends declared ($0.0600 per share)	—	—	—	(3,414)	—	—	—	(3,414)
Employee stock award compensation	—	—	8,231	—	—	—	—	8,231
Acquisition of noncontrolling interest shares	—	—	(10)	—	—	—	—	(10)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	125	125
Noncontrolling interests attributable to subsidiary equity plan	—	—	14	—	—	—	(11)	3
Net income attributable to the Ensign Group, Inc.	—	—	—	68,835	—	—	—	68,835
BALANCE - MARCH 31, 2024	56,904	$60	$486,336	$1,208,074	3,390	$(116,569)	$5,566	$1,583,467
Issuance of common stock to employees and directors resulting from the exercise of stock options	117	1	4,089	—	—	—	—	4,090
Issuance of restricted stock, net of forfeitures (Note 16)	38	—	—	—	—	—	—	—
Shares of common stock used to satisfy tax withholding obligations	(10)	—	—	—	10	(1,195)	—	(1,195)
Dividends declared ($0.0600 per share)	—	—	—	(3,424)	—	—	—	(3,424)
Employee stock award compensation	—	—	8,978	—	—	—	—	8,978
Acquisition of noncontrolling interest shares	—	—	(29)	—	—	—	—	(29)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	174	174
Noncontrolling interests attributable to subsidiary equity plan	—	—	37	—	—	—	(34)	3
Net income attributable to the Ensign Group, Inc.	—	—	—	71,007	—	—	—	71,007
BALANCE - JUNE 30, 2024	57,049	$61	$499,411	$1,275,657	3,400	$(117,764)	$5,706	$1,663,071

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
BALANCE - JANUARY 1, 2023	55,661	$59	$415,560	$946,339	3,368	$(114,626)	$1,468	$1,248,800
Issuance of common stock to employees and directors resulting from the exercise of stock options	145	1	2,653	—	—	—	—	2,654
Issuance of restricted stock, net of forfeitures	102	—	5,068	—	—	—	—	5,068
Shares of common stock used to satisfy tax withholding obligations	(1)	—	—	—	1	(20)	—	(20)
Dividends declared ($0.0575 per share)	—	—	—	(3,215)	—	—	—	(3,215)
Employee stock award compensation	—	—	6,573	—	—	—	—	6,573
Acquisition of noncontrolling interest shares	—	—	(77)	—	—	—	—	(77)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	117	117
Noncontrolling interests attributable to subsidiary equity plan	—	—	6	—	—	—	(4)	2
Net income attributable to the Ensign Group, Inc.	—	—	—	59,852	—	—	—	59,852
BALANCE - MARCH 31, 2023	55,907	$60	$429,783	$1,002,976	3,369	$(114,646)	$1,581	$1,319,754
Issuance of common stock to employees and directors resulting from the exercise of stock options	253	—	5,905	—	—	—	—	5,905
Issuance of restricted stock, net of forfeitures	54	—	—	—	—	—	—	—
Shares of common stock used to satisfy tax withholding obligations	(21)	—	—	—	21	(1,909)	—	(1,909)
Dividends declared ($0.0575 per share)	—	—	—	(3,231)	—	—	—	(3,231)
Employee stock award compensation	—	—	8,881	—	—	—	—	8,881
Acquisition of noncontrolling interest shares	—	—	(100)	—	—	—	—	(100)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	97	97
Noncontrolling interests attributable to subsidiary equity plan	—	—	(3,937)	—	—	—	3,940	3
Net income attributable to the Ensign Group, Inc.	—	—	—	63,993	—	—	—	63,993
BALANCE - JUNE 30, 2023	56,193	$60	$440,532	$1,063,738	3,390	$(116,555)	$5,618	$1,393,393
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$140,141	$124,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,145	34,708
Amortization of deferred financing fees	531	536
Non-cash leasing arrangement	385	481
Impairment of long-lived assets	1,849	—
Deferred income taxes	552	47
Provision for doubtful accounts	718	2,250
Stock-based compensation	17,222	15,454
Cash received from insurance proceeds	199	750
Loss (Gain) on insurance claims and asset disposals	254	(749)
Litigation adjustment	(3,734)	(818)
Change in operating assets and liabilities
Accounts receivable	(62,813)	(39,433)
Prepaid income taxes	(14,968)	4,186
Prepaid expenses and other assets	(15,538)	(516)
Cash surrender value of life insurance policy premiums	(10,725)	(12,132)
Deferred compensation liability	10,707	12,170
Operating lease obligations	400	(6,411)
Accounts payable	(5,559)	1,020
Accrued wages and related liabilities	(8,343)	(991)
Income taxes payable	—	25,240
Other accrued liabilities	650	(578)
Accrued self-insurance liabilities	19,568	8,832
Other long-term liabilities	608	(23)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$112,249	$168,082
Cash flows from investing activities:
Purchase of property and equipment	(64,635)	(51,614)
Cash payments for business acquisitions	(494)	—
Cash payments for asset acquisitions	(64,896)	(399)
Escrow deposits	(646)	(1,202)
Cash from insurance proceeds	961	913
Cash proceeds from the sale of assets	1,988	18
Purchases of investments	(35,508)	(18,425)
Maturities of investments	19,267	7,862
Other restricted assets	(601)	412
NET CASH USED IN INVESTING ACTIVITIES	$(144,564)	$(62,435)

Cash flows from financing activities:
Payments on debt	(1,958)	(1,958)
Issuance of common stock upon exercise of options	10,319	8,559
Repurchase of shares of common stock to satisfy tax withholding obligations	(1,209)	(1,929)
Dividends paid	(6,810)	(6,415)
Non-controlling interest distribution	(278)	(4)
Purchase of non-controlling interest	(39)	(177)
Payments of deferred financing costs	—	(19)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$25	$(1,943)
Net (decrease) increase in cash and cash equivalents	(32,290)	103,704
Cash and cash equivalents beginning of period	509,626	316,270
Cash and cash equivalents end of period	$477,336	$419,974

	Six Months Ended June 30,
(In thousands)	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$3,488	$3,534
Income taxes	56,062	6,030
Lease liabilities	104,749	95,938
Non-cash financing and investing activity
Accrued capital expenditures	$6,000	$5,000
Accrued dividends declared	3,424	3,231
Right-of-use assets obtained in exchange for new and modified operating lease obligations	124,133	352,131

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, shares and options in thousands, except per share data)
1. DESCRIPTION OF BUSINESS
The Company — The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company's independent subsidiaries provide health care services across the post-acute care continuum and engage in the ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare-related properties and ancillary businesses. As of June 30, 2024, the Company's independent subsidiaries operated 312 facilities and other ancillary operations located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Tennessee, Texas, Utah, Washington and Wisconsin. The Company's independent subsidiaries have a collective capacity of approximately 31,800 operational skilled nursing beds and 3,300 senior living units. As of June 30, 2024, the Company's independent subsidiaries operated 222 facilities under long-term lease arrangements and had options to purchase 12 of those 222 facilities. The Company's real estate portfolio consists of 120 owned real estate properties, which includes 90 facilities operated and managed by the Company's independent subsidiaries, 30 operations leased to and operated by third-party operators and the Service Center (defined below) location. Of those 30 third-party operations, one senior living operation is located on the same real estate property as a skilled nursing operation that an independent subsidiary operates.
Certain of the Company’s wholly-owned independent subsidiaries, collectively referred to as the Service Center, provide specific accounting, payroll, human resources, information technology, legal, risk management and other centralized services to the other independent subsidiaries. The Company also has a wholly-owned captive insurance subsidiary that provides some claims-made coverage to the Company’s independent subsidiaries for general and professional liabilities, as well as coverage for certain workers’ compensation insurance liabilities.
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
Other Information — The accompanying condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 (collectively, the Interim Financial Statements) are unaudited. Certain information and note disclosures normally included in the annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The preparation of the Interim Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Interim Financial Statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Company’s Interim Financial Statements relate to revenue, acquired property and equipment, goodwill, right-of-use assets, impairment of long-lived assets, lease liabilities, general and professional liabilities, workers' compensation and healthcare claims included in accrued self-insurance liabilities and income taxes. Actual results could differ from those estimates. Certain amounts in the prior period condensed balance sheet and statement of income have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net income or total assets.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue from the Medicare and Medicaid programs accounted for 71.2% and 71.4% of all service revenue for the three and six months ended June 30, 2024, respectively, and 73.1% and 73.2% of all service revenue for the three and six months ended June 30, 2023, respectively. Settlements with Medicare and Medicaid payors for retroactive adjustments due to audits and reviews are considered variable consideration and are included in the determination of the estimated transaction price. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity. Consistent with healthcare industry practices, any changes to these revenue estimates are recorded in the period the change or adjustment becomes known based on the final settlement. The Company recorded adjustments to revenue which were not material to the Company's revenue for the three and six months ended June 30, 2024 and 2023.

Service revenue for the three and six months ended June 30, 2024 and 2023 is summarized in the following tables:

	Three Months Ended June 30,
	2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid(1)(2)	$411,760	40.0%	$359,781	39.3%
Medicare	258,869	25.1	248,081	27.1
Medicaid — skilled	62,969	6.1	62,015	6.7
Total Medicaid and Medicare	733,598	71.2	669,877	73.1
Managed care	191,022	18.5	161,101	17.6
Private and other(3)	105,954	10.3	85,123	9.3
SERVICE REVENUE	$1,030,574	100.0%	$916,101	100.0%
(1) Medicaid payor includes revenue for senior living operations.
(2) Medicaid payor includes revenue related to state relief funding during the three months ended June 30, 2023.
(3) Private and other also includes revenue from senior living operations and all revenue generated in other ancillary services.

	Six Months Ended June 30,
	2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid(1)(2)	$801,923	39.4%	$700,045	38.9%
Medicare	524,452	25.8	495,804	27.6
Medicaid — skilled	126,278	6.2	119,942	6.7
Total Medicaid and Medicare	1,452,653	71.4	1,315,791	73.2
Managed care	379,126	18.6	317,764	17.7
Private and other(3)	203,280	10.0	164,464	9.1
SERVICE REVENUE	$2,035,059	100.0%	$1,798,019	100.0%
(1) Medicaid payor includes revenue for senior living operations.
(2) Medicaid payor includes revenue related to state relief funding during the six months ended June 30, 2023.
(3) Private and other also includes revenue from senior living operations and all revenue generated in other ancillary services.
In addition to the service revenue above, the Company's rental revenue derived from triple-net lease arrangements with third parties are $5,711 and $11,398, respectively, for the three and six months ended June 30, 2024 and $5,244 and $10,167, respectively, for the three and six months ended June 30, 2023.
State relief funding
In 2023, the Company received state relief funding through Medicaid programs from various states, including healthcare relief funding under the American Rescue Plan Act (ARPA), increases in the Federal Medical Assistance Percentage (FMAP) under the Families First Coronavirus Response Act (FFCRA) and other state specific relief programs. The funding generally incorporates specific use requirements primarily for direct patient care including labor related expenses that are attributable to the COVID-19 pandemic or are associated with providing patient care. Due to the expiration of the COVID-19 Public Health Emergency in May 2023, the Company did not receive additional funding during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, the Company received $17,580 and $44,844 in state relief funding and recognized $18,453 and $44,811, respectively, as revenue.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Balance Sheet Impact
Included in the Company’s condensed consolidated balance sheets are contract balances, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company had no material contract liabilities and contract assets as of June 30, 2024 and December 31, 2023, or activity during the three and six months ended June 30, 2024 and 2023.

Accounts receivable consist primarily of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans and private payor sources, net of estimates for variable consideration. Accounts receivable as of June 30, 2024 and December 31, 2023, is summarized in the following table:

	June 30, 2024	December 31, 2023
Medicaid	$208,584	$178,285
Managed care	139,200	125,907
Medicare	86,496	85,512
Private and other payors	122,301	104,683
	556,581	494,387
Less: allowance for doubtful accounts	(9,460)	(9,348)
ACCOUNTS RECEIVABLE, NET	$547,121	$485,039
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
A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NUMERATOR:
Net income	$71,181	$64,090	$140,141	$124,059
Less: net income attributable to noncontrolling interests	174	97	299	214
Net income attributable to The Ensign Group, Inc.	$71,007	$63,993	$139,842	$123,845

DENOMINATOR:
Weighted average shares outstanding for basic net income per share	56,544	55,611	56,441	55,456
Basic net income per common share:	$1.26	$1.15	$2.48	$2.23

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NUMERATOR:
Net income	$71,181	$64,090	$140,141	$124,059
Less: net income attributable to noncontrolling interests	174	97	299	214
Net income attributable to The Ensign Group, Inc.	$71,007	$63,993	$139,842	$123,845

DENOMINATOR:
Weighted average common shares outstanding	56,544	55,611	56,441	55,456
Plus: incremental shares from assumed conversion (1)	1,469	1,649	1,528	1,734
Adjusted weighted average common shares outstanding	58,013	57,260	57,969	57,190
Diluted net income per common share:	$1.22	$1.12	$2.41	$2.17
(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 1,368 and 1,252 for the three and six months ended June 30, 2024, respectively, and 1,419 and 1,317 for the three and six months ended June 30, 2023, respectively.
5. FAIR VALUE MEASUREMENTS

The Company's financial assets include the captive insurance subsidiary's deposits and investments designated to support long-term insurance subsidiary liabilities and are carried at amortized cost basis of $63,826 and $59,530 as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, the amortized cost basis of the Company's financial assets included in the captive insurance subsidiary's investments are considered to approximate the fair value of these financial assets and are derived using Level 2 inputs.

Also included are contracts insuring the lives of certain employees who are eligible to participate in non-qualified deferred compensation plans that are held in a rabbi trust. The cash surrender value of these contracts is based on funds that shadow the investment allocations specified by participants in the deferred compensation plan and are held at fair value. As of June 30, 2024, and December 31, 2023, the fair value of the investment funds was $51,941 and $41,216, respectively, which are derived using Level 2 inputs.

Additionally, the Company has other investments held at historical cost basis, which are not material, for which the fair value is derived using Level 3 inputs. The Company believes its amortized cost basis investments that were in an unrealized loss position as of June 30, 2024 and December 31, 2023 do not require an allowance for expected credit losses, nor has any event occurred through the filing date of this report that would indicate differently.
6. STANDARD BEARER
Standard Bearer's real estate portfolio consists of 115 of the Company's 120 owned real estate properties, of which 86 are operated and managed by the Company's independent subsidiaries and 30 are leased to and operated by third-party operators. Of those 30 operations, one senior living operation is located on the same real estate property as a skilled nursing operation that an independent subsidiary operates.
During the six months ended June 30, 2024, Standard Bearer acquired the real estate of five stand-alone skilled nursing operations and two campus operations for an aggregate purchase price of $63,412. These new additions are operated by seven of the Company's independent subsidiaries. Refer to Note 7, Operation Expansions, for additional information.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intercompany master lease agreements
Certain of the Company's independent subsidiaries and 86 Standard Bearer independent real estate subsidiaries have entered into six triple-net master lease agreements (collectively, the Standard Bearer Master Leases). The lease periods range from 15 to 19 years with three five-year renewal options beyond the initial term, on the same terms and conditions. The rent structure under the Standard Bearer Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the independent subsidiaries are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties; (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Rental revenue generated from Ensign affiliated operations was $19,156 and $37,162, respectively, for the three and six months ended June 30, 2024 and $16,128 and $32,059, respectively, for the three and six months ended June 30, 2023.
Intercompany management agreement
Standard Bearer has no employees. The Service Center provides personnel and services to Standard Bearer pursuant to the management agreement between Standard Bearer and the Service Center. The management agreement provides for a base management fee that is equal to 5% of total rental revenue and an incentive management fee that is equal to 5% of funds from operations (FFO) and is capped at 1% of total rental revenue, for a total of 6%. Management fee generated between Standard Bearer and the Service Center for the three and six months ended June 30, 2024 was $1,401 and $2,733, respectively. Management fees generated between Standard Bearer and the Service Center for the three and six months ended June 30, 2023 was $1,195 and $2,377, respectively.
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
Equity Instrument Denominated in the Shares of a Subsidiary
As part of the formation of Standard Bearer in 2022, the Company established the Standard Bearer Healthcare REIT, Inc. 2022 Omnibus Incentive Plan (Standard Bearer Equity Plan). The Company may grant stock options and restricted stock awards under the Standard Bearer Equity Plan to employees and management of Ensign's independent subsidiaries. These awards generally vest over a period of five years or upon the occurrence of certain prescribed events. The value of the stock options and restricted stock awards is tied to the value of the common stock of Standard Bearer, which is determined based on an independent valuation of Standard Bearer. The awards can be put to Standard Bearer at various prescribed dates, which in no event is earlier than six months after vesting of the restricted awards or exercise of the stock options. The Company can also call the awards, generally upon employee termination. During the six months ended June 30, 2024 and 2023, the Company did not grant any stock options nor restricted shares under the Standard Bearer Equity Plan.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2024 Expansions
During the six months ended June 30, 2024, the Company expanded its operations and real estate portfolio through a combination of long-term leases and real estate purchases, with the addition of 13 stand-alone skilled nursing operations and two campus operations. One of the stand-alone skilled nursing operations includes a long-term acute care hospital. Of these additions, Standard Bearer acquired the real estate of seven of these operations, all of which were leased back to the Company's independent subsidiaries. Refer to Note 6, Standard Bearer, for additional information on the purchase of real estate properties. These new operations added a total of 1,369 operational skilled nursing beds and 202 operational senior living units to be operated by the Company's independent subsidiaries. Included within the operational skilled nursing beds are 43 long-term acute care beds. In connection with the new operations obtained through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company entered into a separate operations transfer agreement with each prior operator as part of each transaction. The Company also invested in new ancillary services that are complementary to its existing businesses.
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

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return. The operations added by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operations, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired independent subsidiaries. The assets added during the six months ended June 30, 2024 were not material operations to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These additions have been included in the condensed consolidated balance sheets of the Company, and the operating results have been included in the condensed consolidated statements of income of the Company since the date the Company gained effective control.
8. BUSINESS SEGMENTS

The Company has two reportable segments: (1) skilled services, which includes the operation of skilled nursing facilities and rehabilitation therapy services and (2) Standard Bearer, which is comprised of selected real estate properties owned by Standard Bearer and leased to skilled nursing and senior living operators.

As of June 30, 2024, the skilled services segment includes 272 skilled nursing and 29 campus operations that provide both skilled nursing and rehabilitative care services and senior living services. The Company's Standard Bearer segment consists of 115 owned real estate properties.

The Company also reports an “All Other” category that includes results from its senior living operations, which includes 11 stand-alone senior living operations and the senior living operations at 29 campus operations that provide both skilled nursing and rehabilitative care services and senior living services. In addition, the "All Other" category includes mobile diagnostics, medical transportation, other real estate and other ancillary operations. Services included in the “All Other” category are insignificant individually, and therefore do not constitute a reportable segment.

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

The following tables set forth financial information for the segments:

	Three Months Ended June 30, 2024
	Skilled Services	Standard Bearer	All Other(1)	Intercompany Elimination	Total
Service revenue(2)	$991,285	$—	$44,340	$(5,051)	$1,030,574
Rental revenue(3)	—	23,354	2,999	(20,642)	5,711
TOTAL REVENUE	$991,285	$23,354	$47,339	$(25,693)	$1,036,285
Segment income (loss)	122,185	7,360	(37,481)	—	92,064
Income before provision for income taxes					$92,064
Depreciation and amortization	10,911	7,166	2,411	—	20,488
Interest expense(4)	$—	$6,699	$339	$(4,998)	$2,040
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
(3) All Other rental revenue includes rental revenue associated with the Company's subleases to third parties of $1,089 for the three months ended June 30, 2024. Intercompany rental revenue represents rental income generated by both Standard Bearer and other real estate properties with the Company's independent subsidiaries. Intercompany rental revenue is eliminated in consolidation along with corresponding intercompany rent expense.
(4) Included in interest expense in Standard Bearer is interest expense incurred from intercompany debt arrangements between Standard Bearer and The Ensign Group, Inc. Intercompany interest expense is eliminated in the "Intercompany Elimination" column.

	Three Months Ended June 30, 2023
	Skilled Services	Standard Bearer	All Other (1)	Intercompany Elimination	Total
Service revenue(2)	$884,200	$—	$35,535	$(3,634)	$916,101
Rental revenue(3)	—	19,914	2,819	(17,489)	5,244
TOTAL REVENUE	$884,200	$19,914	$38,354	$(21,123)	$921,345
Segment income (loss)	117,008	7,133	(42,988)	—	81,153
Loss on insurance recoveries from real estate					$(100)
Income before provision for income taxes					$81,053
Depreciation and amortization	9,417	6,133	2,046	—	17,596
Interest expense(4)	$—	$4,575	$304	$(2,856)	$2,023
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

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Six Months Ended June 30, 2024
	Skilled Services	Standard Bearer	All Other (1)	Intercompany Elimination	Total
Service revenue(2)	$1,960,887	$—	$83,966	$(9,794)	$2,035,059
Rental revenue(3)	—	45,555	5,945	(40,102)	11,398
TOTAL REVENUE	$1,960,887	$45,555	$89,911	$(49,896)	$2,046,457
Segment income (loss)	248,994	14,618	(80,101)	—	183,511
Impairment of long-lived assets					(1,849)
Income before provision for income taxes					$181,662
Depreciation and amortization	21,447	13,995	4,703	—	40,145
Interest expense(4)	$—	$12,676	$611	$(9,283)	$4,004
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
(3) All Other rental revenue includes rental revenue associated with the Company's subleases to third parties of $2,169 for the six months ended June 30, 2024. Intercompany rental revenue represents rental income generated by both Standard Bearer and other real estate properties with the Company's independent subsidiaries. Intercompany rental revenue is eliminated in consolidation along with corresponding intercompany rent expense.
(4) Included in interest expense in Standard Bearer is interest expense incurred from intercompany debt arrangements between Standard Bearer and The Ensign Group, Inc. Intercompany interest expense is eliminated in the "Intercompany Elimination" column.

	Six Months Ended June 30, 2023
	Skilled Services	Standard Bearer	All Other (1)	Intercompany Elimination	Total
Service revenue(2)	$1,735,123	$—	$70,068	$(7,172)	$1,798,019
Rental revenue(3)	—	39,631	5,382	(34,846)	10,167
TOTAL REVENUE	$1,735,123	$39,631	$75,450	$(42,018)	$1,808,186
Segment income (loss)	230,353	14,352	(85,170)	—	159,535
Loss on insurance recoveries from real estate					(100)
Income before provision for income taxes					$159,435
Depreciation and amortization	18,481	12,099	4,128	—	34,708
Interest expense(4)	$—	$9,144	$615	$(5,700)	$4,059
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

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Service revenue by major payor source were as follows:

	Three Months Ended June 30, 2024
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$403,127	$8,633	$411,760	40.0%
Medicare	258,869	—	258,869	25.1
Medicaid-skilled	62,969	—	62,969	6.1
Subtotal	724,965	8,633	733,598	71.2
Managed care	191,022	—	191,022	18.5
Private and other(2)	75,298	30,656	105,954	10.3
TOTAL SERVICE REVENUE	$991,285	$39,289	$1,030,574	100.0%

(1) Medicaid payor includes revenue generated from senior living operations.
(2) Private and other also includes revenue from senior living operations and all revenue generated in other ancillary services.
(3) All Other incorporates intercompany eliminations.

	Three Months Ended June 30, 2023
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
(2) Private and other also includes revenue from senior living operations and all revenue generated in other ancillary services.
(3) All Other incorporates intercompany eliminations.

	Six Months Ended June 30, 2024
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$785,245	$16,678	$801,923	39.4%
Medicare	524,452	—	524,452	25.8
Medicaid-skilled	126,278	—	126,278	6.2
Subtotal	1,435,975	16,678	1,452,653	71.4
Managed care	379,126	—	379,126	18.6
Private and other(2)	145,786	57,494	203,280	10.0
TOTAL SERVICE REVENUE	$1,960,887	$74,172	$2,035,059	100.0%
(1) Medicaid payor includes revenue generated from senior living operations.
(2) Private and other payors also includes revenue from senior living operations and all revenue generated in other ancillary services.
(3) All Other incorporates intercompany eliminations.

	Six Months Ended June 30, 2023
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$685,825	$14,220	$700,045	38.9%
Medicare	495,804	—	495,804	27.6
Medicaid-skilled	119,942	—	119,942	6.7
Subtotal	1,301,571	14,220	1,315,791	73.2
Managed care	317,764	—	317,764	17.7
Private and other(2)	115,788	48,676	164,464	9.1
TOTAL SERVICE REVENUE	$1,735,123	$62,896	$1,798,019	100.0%
(1) Medicaid payor includes revenue generated from senior living operations and revenue related to state relief funding.
(2) Private and other payors also includes revenue from senior living operations and all revenue generated in other ancillary services.
(3) All Other incorporates intercompany eliminations.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. PROPERTY AND EQUIPMENT - NET
Property and equipment, net consists of the following:

	June 30, 2024	December 31, 2023
Land	$157,147	$142,656
Buildings and improvements	858,472	803,155
Leasehold improvements	185,060	172,064
Equipment	366,891	339,383
Furniture and fixtures	4,241	4,192
Construction in progress	37,623	25,563
	1,609,434	1,487,013
Less: accumulated depreciation	(431,612)	(396,242)
PROPERTY AND EQUIPMENT, NET	$1,177,822	$1,090,771
Management evaluated its long-lived assets and recorded an impairment charge of $1,849 during the six months ended June 30, 2024. The Company determined there was no impairment during the three months ended June 30, 2024 and during the three and six months ended June 30, 2023. See also Note 6, Standard Bearer and Note 7, Operation Expansions for information on acquisitions during the six months ended June 30, 2024.
10. INTANGIBLE ASSETS - NET

		June 30, 2024			December 31, 2023
	Weighted Average Life (Years)
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Assembled occupancy	0.4	$1,158	$(955)	$203	$781	$(742)	$39
Facility trade name	30.0	733	(452)	281	733	(439)	294
Customer relationships	18.4	4,582	(2,797)	1,785	4,582	(2,692)	1,890
TOTAL		$6,473	$(4,204)	$2,269	$6,096	$(3,873)	$2,223

During the three and six months ended June 30, 2024, amortization expense was $536 and $937, respectively, of which $303 and $606 was related to the amortization of right-of-use assets, respectively. Amortization expense for the three and six months ended June 30, 2023 was $357 and $761, respectively, of which $298 and $596 was related to the amortization of right-of-use assets, respectively.

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2024 (remainder)	$320
2025	234
2026	234
2027	234
2028	234
2029	234
Thereafter	779
$2,269

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other indefinite-lived intangible assets consist of the following:

	June 30, 2024	December 31, 2023
Trade name	$889	$889
Medicare and Medicaid licenses	3,545	3,413
TOTAL	$4,434	$4,302
11. GOODWILL
Goodwill is subject to annual testing for impairment during the fourth quarter of each year. In addition, goodwill is tested for impairment if events occur or circumstances indicate that its carrying value may not be recoverable. There were no indicators of goodwill impairment noted during the three and six months ended June 30, 2024. The Company anticipates that the majority of goodwill recognized will be fully deductible for tax purposes as of June 30, 2024. Provided that goodwill corresponds to the acquisition of a business and not merely the acquisition of real estate property, the Company's Standard Bearer segment appropriately does not carry a goodwill balance. The following table represents activity in goodwill by the skilled services segment and "all other" category as of and for the six months ended June 30, 2024:

	Goodwill
	Skilled Services	All Other	Total
January 1, 2024	$67,886	$8,983	$76,869
Additions	—	372	372
June 30, 2024	$67,886	$9,355	$77,241

12. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

	June 30, 2024	December 31, 2023
Debt issuance costs, net	$2,439	$2,883
Long-term insurance losses recoverable asset	15,626	15,913
Capital improvement reserves with landlords and lenders	5,376	4,870
Deposits with landlords	2,690	2,661
Escrow deposits	646	1,216
Other	11,774	12,662
RESTRICTED AND OTHER ASSETS	$38,551	$40,205
Included in restricted and other assets as of June 30, 2024 and December 31, 2023 are anticipated insurance recoveries related to the Company's workers' compensation and general and professional liability claims that are recorded on a gross, rather than net, basis.
13. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30, 2024	December 31, 2023
Quality assurance fee	$14,490	$14,035
Refunds payable	56,809	51,248
Resident advances	7,152	10,834
Cash held in trust for patients	6,222	6,215
Dividends payable	3,424	3,396
Property taxes	9,825	12,875
Accrued litigation (Note 20)	48,000	51,734
Other	18,718	17,891
OTHER ACCRUED LIABILITIES	$164,640	$168,228

Table of Contents	THE ENSIGN GROUP, INC.
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

14. INCOME TAXES
The Company recorded income tax expense of $41,521 and $35,376 during the six months ended June 30, 2024 and 2023, respectively, or 22.9% of earnings before income taxes for the six months ended June 30, 2024, compared to 22.2% for the six months ended June 30, 2023. The effective tax rate for both periods is driven by the impact of excess tax benefits from stock-based compensation, offset by non-deductible expenses including non-deductible compensation.

The Company is not currently under examination by any major income tax jurisdiction. During 2024, the statutes of limitations will lapse on the Company's 2020 federal tax year and certain 2019 and 2020 state tax years. The Company does not believe the federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the six months ended June 30, 2024 and 2023.
15. DEBT
Debt consists of the following:

	June 30, 2024	December 31, 2023
Mortgage loans and promissory note	$150,430	$152,388
Less: current maturities	(4,017)	(3,950)
Less: debt issuance costs, net	(2,854)	(2,941)
LONG-TERM DEBT LESS CURRENT MATURITIES	$143,559	$145,497
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

Borrowings made under the Credit Facility are guaranteed, jointly and severally, by certain of the Company’s wholly-owned subsidiaries, and are secured by a pledge of stock of the Company's material independent subsidiaries as well as a first lien on substantially all of such independent subsidiaries' personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the terms of the Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of (i) a maximum consolidated total net debt to consolidated EBITDA ratio (which shall not be greater than 3.75:1.00; provided that if the aggregate consideration for approved acquisitions in a six month period is greater than $50,000, then the ratio can be increased at the election of the Company with notice to the administrative agent to 4.25:1.00 for the first fiscal quarter and the immediately following three fiscal quarters), and (ii) a minimum interest/rent coverage ratio (which cannot be less than 1.50:1.00). As of June 30, 2024, there was no outstanding debt under the Credit Facility. The Company was in compliance with all loan covenants as of June 30, 2024.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Mortgage Loans and Promissory Note

As of June 30, 2024, the Company has 23 subsidiaries that have mortgage loans insured with HUD in the aggregate amount of $148,583, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates in a range of 3.1% to 4.2%, including fixed interest rates in a range of 2.4% to 3.3% per annum. In addition to the interest rate, the Company incurs other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees based on the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10.0% and is reduced by 3.0% in the fourth year of the loan, and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years.

In addition to the HUD mortgage loans above, the Company has a promissory note of $1,847 that bears a fixed interest rate of 5.3% per annum and has a term of 12 years. The note, which was assumed as part of an acquisition, is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.

Based on Level 2 inputs, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.
Off-Balance Sheet Arrangements

As of June 30, 2024, the Company had approximately $26,895 of borrowing capacity under the Credit Facility pledged as collateral to secure outstanding letters of credit, which increased by $20,640 from December 31, 2023. The Company believes that its outstanding letters of credit as of June 30, 2024 do not require an allowance for expected credit losses, nor has any event occurred through the filing date of this report that would indicate differently.

16. OPTIONS AND AWARDS
Stock-based compensation expense consists of stock-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2024 and 2023 was based on awards expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
2022 Omnibus Incentive Plan (2022 Plan) — The Company has one stock incentive plan, the 2022 Omnibus Incentive Plan (the 2022 Plan), pursuant to which grants of the Company's securities may currently be made. Including the shares rolled over from the 2017 Omnibus Incentive Plan, the 2022 Plan provides for the issuance of 3,452 shares of common stock. The number of shares available to be issued under the 2022 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) two shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). Non-employee director options, to the extent granted, will vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other options generally vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. At June 30, 2024, the total number of shares available for issuance under the 2022 Plan was 860.
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

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Options
The Company used the following assumptions for stock options granted during the three months ended June 30, 2024 and 2023:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2024	173	4.4%	6.1 years	40.6%	0.2%
2023	191	3.7%	6.3 years	41.4%	0.3%
The Company used the following assumptions for stock options granted during the six months ended June 30, 2024 and 2023:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2024	354	4.4%	6.1 years	40.8%	0.2%
2023	413	3.9%	6.3 years	41.5%	0.3%
For the six months ended June 30, 2024 and 2023, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2024	354	$120.98	$55.39
2023	413	$90.31	$41.46
The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended June 30, 2024 and 2023 and therefore, the intrinsic value was $0 at the date of grant.
The following table represents the employee stock option activity during the six months ended June 30, 2024:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2024	3,991	$62.65	1,887	$39.58
Granted	354	120.98
Forfeited	(42)	82.22
Exercised	(336)	30.75
June 30, 2024	3,967	$70.34	1,881	$46.34

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of June 30, 2024 and December 31, 2023 is as follows:

Options	June 30, 2024	December 31, 2023

Outstanding	$211,650	$197,819
Vested	145,531	137,048
Expected to vest	61,779	56,759
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options. The aggregate intrinsic value of options that vested during the six months ended June 30, 2024 and 2023 was $18,073 and $13,639, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2024 and 2023 was $29,894 and $29,741, respectively.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Stock Awards
The Company granted 42 and 137 restricted stock awards during the three and six months ended June 30, 2024, respectively. The Company granted 61 and 166 restricted stock awards during the three and six months ended June 30, 2023, respectively. All awards were granted at an issue price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the six months ended June 30, 2024 and 2023 ranged from $116.65 to $122.69 and $89.83 to $98.31, respectively. The fair value per share includes quarterly stock awards to non-employee directors. Included in the restricted stock award grants are $6,165 and $5,068 of annual bonuses that were settled in vested restricted stock awards during the six months ended June 30, 2024 and 2023, respectively.
A summary of the status of the Company's non-vested restricted stock awards as of June 30, 2024 and changes during the six months ended June 30, 2024 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	431	$78.91
Granted	137	119.44
Vested	(147)	88.54
Forfeited	(11)	80.17
Nonvested at June 30, 2024	410	$88.91
During the three and six months ended June 30, 2024, the Company granted 5 and 9, respectively, automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards ranged from $116.65 to $118.69 based on the market price on the grant date.
Long-Term Incentive Plan
On August 27, 2019, the Board approved the Long-Term Incentive Plan (the 2019 LTI Plan). The 2019 LTI Plan provides that certain employees of the Company who assisted in the consummation of the spin-off of The Pennant Group, Inc. (Pennant) from the Company in 2019 (spin-off) were granted shares of restricted stock upon successful completion of the spin-off. The 2019 LTI Plan provides for the issuance of 500 shares of Pennant restricted stock. The shares are vested over five years at 20% per year on the anniversary of the grant date. If a recipient is terminated or voluntarily leaves the Company, all shares subject to restriction or not yet vested are entirely forfeited. The total stock-based compensation related to the 2019 LTI Plan was approximately $208 and $414 for the three and six months ended June 30, 2024, respectively, compared to $211 and $402 for the three and six months ended June 30, 2023, respectively.
Stock-based compensation expense
Stock-based compensation expense recognized for the Company's equity incentive plans and long-term incentive plan for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based compensation expense related to stock options	$5,518	$4,963	$10,506	$8,388
Stock-based compensation expense related to restricted stock awards	2,936	3,481	5,663	6,209
Stock-based compensation expense related to restricted stock awards to non-employee directors	524	437	1,040	857
TOTAL	$8,978	$8,881	$17,209	$15,454
In future periods, the Company expects to recognize approximately $75,356 and $31,859 in stock-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of June 30, 2024. Future stock-based compensation expense will be recognized over 3.9 and 3.6 weighted average years for unvested options and restricted stock awards, respectively. There were 2,086 unvested and outstanding options as of June 30, 2024, of which 1,916 shares are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest as of June 30, 2024 was 6.8 years.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17. LEASES
The Company leases from CareTrust REIT, Inc. (CareTrust) real property associated with 99 independent skilled nursing and senior living facilities used in the Company’s operations, 98 of which are under nine “triple-net” master lease agreements (collectively, the Master Leases), which range in terms from 13 to 20 years. At the Company’s option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. The extension of the term of any of the Master Leases is subject to the following conditions: (1) no event of default under any of the Master Leases having occurred and continuing; and (2) the tenants providing timely notice of their intent to renew. The term of the Master Leases is subject to termination prior to the expiration of the current term upon default by the tenants in their obligations, if not cured within any applicable cure periods set forth in the Master Leases. If the Company elects to renew the term of a Master Lease, the renewal will be effective to all, but not less than all, of the leased property then subject to the Master Lease. Additionally, four of the 99 facilities leased from CareTrust include an option to purchase that the Company can exercise starting on December 1, 2024. In the first quarter of 2024, the Company added two operations and extended the term for one of the Master Leases to 20 years. As a result, the total lease liabilities and right-of-use assets increased by $48,112 to reflect the new lease obligations.
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
The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The terms and conditions of the one stand-alone lease are substantially the same as those for the master leases described above. Total rent expense under the Master Leases was approximately $17,272 and $34,072 for the three and six months ended June 30, 2024, respectively, and $16,674 and $32,957 for the three and six months ended June 30, 2023, respectively.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is in compliance with requirements of the Master Leases as of June 30, 2024.
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
Eighty-two of the Company’s independent subsidiaries, excluding the subsidiaries that are operated under the Master Leases with CareTrust, are operated under 13 separate master lease arrangements. In the first quarter of 2024, the Company amended one of the separate master lease arrangements to add two stand-alone skilled nursing operations operated by the Company's independent subsidiaries. The amended master lease increased the lease liabilities and right-of-use assets by $30,980 to reflect the new lease obligations and extended the term to 20 years. Under the master leases, a default at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of operating lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Rent - cost of services(1)	$53,272	$49,760	$105,148	$96,397
General and administrative expense	181	125	334	249
Depreciation and amortization(2)	303	298	606	596
Variable lease costs(3)	5,649	5,154	11,419	9,986
	$59,405	$55,337	$117,507	$107,228
(1)Rent - cost of services includes deferred rent expense adjustments of $190 and $385 for the three and six months ended June 30, 2024, respectively, and $218 and $481 for the three and six months ended June 30, 2023, respectively. Additionally, rent - cost of services includes other variable lease costs such as CPI increases and short-term leases of $3,300 and $6,357 for the three and six months ended June 30, 2024, respectively, and $2,398 and $4,458 for the three and six months ended June 30, 2023, respectively.
(2) Depreciation and amortization is related to the amortization of favorable and direct lease costs.
(3) Variable lease costs, including property taxes and insurance, are classified in cost of services in the Company's condensed consolidated statements of income.

Future minimum lease payments for all third-party leases as of June 30, 2024 are as follows:

Year	Amount
2024 (remainder)	$100,614
2025	201,246
2026	201,024
2027	200,353
2028	199,265
2029	195,553
Thereafter	1,691,806
TOTAL LEASE PAYMENTS	2,789,861
Less: present value adjustment	(980,435)
PRESENT VALUE OF TOTAL LEASE LIABILITIES	1,809,426
Less: current lease liabilities	(89,176)
LONG-TERM OPERATING LEASE LIABILITIES	$1,720,250
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of June 30, 2024, the weighted average remaining lease term is 14.9 years and the weighted average discount rate used to determine the operating lease liabilities is 6.4%.
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

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total rental income from all third-party sources for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Pennant(1)	$3,824	$3,742	$7,644	$7,484
Other third-party(2)	1,887	1,502	3,754	2,683
TOTAL	$5,711	$5,244	$11,398	$10,167
(1) Pennant rental income includes variable rent such as property taxes of $314 and $632 during the three and six months ended June 30, 2024 and $325 and $650 for the three and six months ended June 30, 2023, respectively.
(2) Other third-party includes rental revenue associated with the Company's subleases to third parties of $1,089 and $2,169 for the three and six months ended June 30, 2024, and $1,063 and $1,771 for the three and six months ended June 30, 2023, respectively.
Future annual rental income for all third-party leases as of June 30, 2024 were as follows:

Year	Amount(1)
2024 (remainder)	$10,844
2025	21,427
2026	21,216
2027	21,216
2028	21,216
2029	21,216
Thereafter	109,635
TOTAL	$226,770
(1) Annual rental income includes base rents and variable rental income pursuant to existing leases as of June 30, 2024.
18. DEFINED CONTRIBUTION PLANS

The Company has a 401(k) defined contribution plan (the 401(k) Plan), whereby eligible employees may contribute up to 90% of their annual basic earnings, subject to applicable annual Internal Revenue Code limits. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company.

The Company has a non-qualified deferred compensation plan (DCP), whereby certain highly compensated employees who are otherwise ineligible to participate in the Company's 401(k) plan, may defer the receipt of a portion of their base compensation and, for certain employees, up to 100% of their eligible bonuses. Additionally, the DCP allows for the employee deferrals to be deposited into a rabbi trust and the funds are generally invested in individual variable life insurance contracts owned by the Company that are specifically designed to fund savings plans of this nature. The Company paid for related administrative costs, which were not significant during the three and six months ended June 30, 2024 and 2023.

As of June 30, 2024 and December 31, 2023, the Company accrued $55,041 and $49,201, respectively, as long term deferred compensation in other long term liabilities on the consolidated balance sheet. Cash surrender value of the contracts is based on investment funds that shadow the investment allocations specified by participants in the deferred compensation plan. Refer to Note 5, Fair Value Measurements for more information on the funds.
For the three and six months ended June 30, 2024, the Company recorded gains related to its DCP of $527 and $2,921, respectively, which are included in other income, and recorded offsetting expenses of $628 and $3,116, which are allocated between cost of services and general and administrative expenses.

For the three and six months ended June 30, 2023, the Company recorded gains related to its DCP of $1,250 and $2,489, respectively, which are included in other income, and recorded offsetting expenses of $1,332 and $2,612, respectively, which are allocated between cost of services and general and administrative expenses.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19. SELF INSURANCE LIABILITIES

The Company is partially self-insured for general and professional liability claims up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per claim, per location and on an aggregate basis for the Company. The combined self-insured retention for the Company's independent subsidiaries in California is $750 per claim, subject to an additional one-time deductible of $1,500. For the independent subsidiaries not in California, the self-insured claim is $650 per claim, subject to an additional one-time, deductible of $1,400. For all independent subsidiaries, except those located in Colorado, the third-party coverage above these limits is $1,000 per claim, $3,000 per operation, with a $10,000 blanket aggregate limit and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits is $1,000 per claim and $3,000 per operation, which is independent of the aforementioned blanket aggregate limits that apply outside of Colorado.
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
The Company’s policy is to accrue amounts equal to the actuarial estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued general liability and professional malpractice liabilities on an undiscounted basis, net of anticipated insurance recoveries, were $123,278 and $105,729 as of June 30, 2024 and December 31, 2023, respectively.
The Company’s independent subsidiaries are self-insured for workers’ compensation liabilities in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual specific excess insurance coverage that insures individual claims that exceed $625 per occurrence. In Texas, the independent subsidiaries have elected non-subscriber status for workers’ compensation claims and the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 per occurrence. The Company’s independent subsidiaries in all other states, with the exception of Washington, are under a loss sensitive plan that insures individual claims that exceed $350 per occurrence. In the state of Washington, the Company is self-insured and has purchased individual specific excess insurance coverage that insures individual claims that exceed $500 per occurrence. For all of the self-insured plans and retention, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $31,585 and $29,454 as of June 30, 2024 and December 31, 2023, respectively.
In addition, the Company has recorded an asset and corresponding liability of $15,626 and $15,913 as of June 30, 2024 and December 31, 2023, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis. See Note 12, Restricted and Other Assets.
The Company self-funds medical (including prescription drugs) and dental healthcare benefits for the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $525 for each covered person for fiscal year 2024. As of June 30, 2024 and December 31, 2023, the Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $14,702 and $14,814, respectively.
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
The Company and its independent subsidiaries are party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of business, including claims that services provided to patients by the Company’s independent subsidiaries have resulted in injury or death, and claims related to employment and commercial matters. For example, in a four-week medical negligence trial in the State of Arizona, the jury returned a verdict against one of the Company’s independent subsidiaries in late November 2023. The Company is in the process of appealing the jury verdict. The Company has in the past appealed similar decisions and has, in some circumstances, received decisions in its favor. Although the Company intends to vigorously defend against these claims and in general these types of claims and cases, there can be no assurance that the outcomes of these matters will not have a material adverse effect on operational results and financial condition. Additionally, in certain states in which the Company has or has had independent subsidiaries, insurance coverage for the risk of punitive damages arising from general and professional liability litigation may not be available due to state law and/or public policy prohibitions. There can be no assurance that the Company or its independent subsidiaries will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available.
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
For example, on May 31, 2018, the Company, on behalf of its independent subsidiaries, received a CID from the DOJ stating that it was investigating to determine whether there had been a violation of the False Claims Act (FCA) and/or the Anti-Kickback Statute (AKS) with respect to the relationships between certain of the Company’s independent subsidiaries and persons who serve or have served as medical directors. The Company fully cooperated with the DOJ and promptly responded to its requests for information. In April 2020, the Company was advised that the DOJ declined to intervene in any subsequent action filed in connection with the subject matter of this investigation. Despite the decision of the DOJ to decline to participate in litigation based on the subject matter of its previously issued CID, the involved qui tam relator moved forward with the complaint in December 2020. From that time until December 2023, and notwithstanding the Company's success in early pre-trial motions, the Company continued to incur legal defense costs and fees, including significant amounts as part of discovery in the fourth quarter of 2023. In early January 2024, the Company entered into mediation with the involved parties and on January 19, 2024, the parties agreed to settle the civil case for $48,000, subject to the review of the DOJ and other relevant government entities. The settlement does not include admissions on the part of the Company or its independent subsidiaries and the Company maintains that it has and continues to comply with all applicable State and Federal statutes (including but not limited to the FCA and the AKS). The settlement documents are in the process of being finalized and, following payment of the settlement funds, the qui tam complaint will be dismissed and the matter will be resolved.
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
Medicare Revenue Recoupments — The Company's independent subsidiaries are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments as a result of Recovery Audit Contractors (RAC), Program Safeguard Contractors, and Medicaid Integrity Contractors programs (collectively referred to as Reviews). For several months during the COVID-19 pandemic, the Centers for Medicare and Medicaid Services (CMS) suspended its Targeted Probe and Educate (TPE) Program. Beginning in August 2020, CMS resumed TPE Program activity. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. The Company anticipates that these Reviews could increase in frequency in the future. As of June 30, 2024 and through the filing date of this report, 11 of the Company's independent subsidiaries had Reviews scheduled or in process.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s receivables from Medicare and Medicaid payor programs accounted for 53.0% and 53.4% of its total accounts receivable as of June 30, 2024 and December 31, 2023, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 71.2% and 71.4% of the Company's revenue for the three and six months ended June 30, 2024, respectively, and 73.1% and 73.2% for the three and six months ended June 30, 2023, respectively.
21. COMMON STOCK REPURCHASE PROGRAM
On May 16, 2024, the Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months from September 1, 2024. Under this program, the Company is authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. The share repurchase program does not obligate the Company to acquire any specific number of shares.
On August 29, 2023, the Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months from September 1, 2023. Under this program, the Company is authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. The share repurchase program does not obligate the Company to acquire any specific number of shares. The Company did not purchase any shares pursuant to this stock repurchase program during the six months ended June 30, 2024.

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

Overview
We are a provider of health care services across the post-acute care continuum. We engage in the operation, ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare related properties and ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Tennessee, Texas, Utah, Washington and Wisconsin. Our independent subsidiaries, each of which strive to be the operation of choice in the communities they serve, provide a broad spectrum of services. As of June 30, 2024, we offered skilled nursing, long term acute care, senior living and rehabilitative care services through 312 skilled nursing and senior living facilities. Our real estate portfolio includes 120 owned real estate properties, which includes 90 facilities operated and managed by us, 30 operations leased to and operated by third-party operators and the Service Center location. Of the 30 third-party operations, one senior living operation is located on the same real estate property as a skilled nursing operation that we own and operate.
The following table summarizes our independent subsidiaries and operational skilled nursing beds and senior living units by ownership status as of June 30, 2024:

	Owned and Operated	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total for Facilities Operated
Number of facilities	90	12	210	312
Percentage of total	28.8%	3.8%	67.4%	100.0%
Operational skilled nursing beds	8,585	1,265	21,963	31,813
Percentage of total	27.0%	4.0%	69.0%	100.0%
Senior living units	2,009	178	1,140	3,327
Percentage of total	60.4%	5.4%	34.2%	100.0%

The Ensign Group, Inc. is a holding company with no direct operating assets, employees or revenues. Our subsidiaries are operated by separate, independent entities, each of which has its own management, employees and assets. In addition, certain of our wholly-owned subsidiaries including Ensign Services, Inc. and Cornet Limited, Inc., referred to collectively as the Service Center, provide centralized accounting, payroll, human resources, information technology, legal, risk management and other centralized services to the other independent subsidiaries. We also have a wholly-owned captive insurance subsidiary that provides some claims-made coverage to our independent subsidiaries for general and professional liability, as well as coverage for certain workers’ compensation insurance liabilities and our captive real estate trust owns and operates our real estate portfolio. Our captive real estate investment trust, Standard Bearer, owns and manages our real estate business. References herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar terms in this Quarterly Report, are not meant to imply, nor should they be construed as meaning that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the subsidiaries are operated by The Ensign Group, Inc.
Recent Activities
We believe we exist to dignify and transform post-acute care. We set out a strategy to achieve our goal of ensuring our patients are receiving the best possible care through our ability to acquire, integrate and improve our operations. Our results serve as a strong indicator that our strategy is working and our transformation is underway. Our dedication to our cultural and operational fundamentals continues to deliver strong results. Refer to Results of Operations for further discussion.
Operational Expansions — During the six months ended June 30, 2024, we expanded our operations and real estate portfolio through a combination of long-term leases and real estate purchases, with the addition of 13 stand-alone skilled nursing operations and two campus operations. Of these additions, Standard Bearer acquired the real estate of seven of the operations, all of which were leased back to our independent subsidiaries. These new operations added a total of 1,369 operational skilled nursing beds and 202 operational senior living units to be operated by our independent subsidiaries. We also invested in new ancillary services that are complementary to our existing businesses.
Common Stock Repurchase Program — On May 16, 2024, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from September 1, 2024.

Expansion into a New State — In 2024, we expanded our operations into the state of Tennessee with the addition of three stand-alone skilled nursing operations. These expansions are part of our strategic vision to further strengthen our growing national presence in both existing and new attractive markets.
Facility Information

The following table sets forth the location of our operated and owned facilities by type as well as the number of beds and units located at operated and owned facilities as of June 30, 2024:

	TX	CA	AZ	UT	CO	WA	ID	SC	NE	IA	KS	NV	WI	TN	Total
Number of operated facilities
Skilled nursing operations	78	67	31	20	22	15	11	9	4	5	2	3	2	3	272
Senior living operations	1	—	1	2	5	1	—	—	1	—	—	—	—	—	11
Campuses(1)	5	3	6	1	1	—	1	—	2	2	8	—	—	—	29
Number of owned and operated facilities
Skilled nursing properties	18	10	10	9	5	4	5	5	1	1	1	—	2	—	71
Senior living communities	1	—	—	—	3	—	—	—	1	—	—	—	—	—	5
Campuses(1)	3	1	5	—	—	—	—	—	—	—	5	—	—	—	14
Number of operated beds/units
Operational skilled nursing beds	10,074	6,666	4,633	2,071	2,359	1,378	1,002	1,126	413	450	709	483	100	349	31,813
Senior living units	604	197	898	163	723	98	21	—	341	31	251	—	—	—	3,327
Number of owned and operated beds/units
Owned skilled nursing beds	2,377	1,185	1,694	764	467	391	470	544	88	82	423	—	100	—	8,585
Owned Senior living units	538	42	501	—	459	—	—	—	302	—	167	—	—	—	2,009
Real estate properties leased to third party(2)
Skilled nursing and senior living properties	6	2	1	—	—	1	—	—	—	—	—	1	19	—	30
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
•Average daily rates — The routine revenue by payor source for a period at the skilled nursing facilities divided by actual patient days for that revenue source for that given period. These rates exclude additional state relief funding, which includes the American Rescue Plan Act (ARPA), the Family First Coronavirus Response Act (FFCRA) and other state specific relief programs.
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

The following table summarizes our overall skilled mix from our skilled nursing services for the periods indicated as a percentage of our total skilled nursing routine revenue and as a percentage of total skilled nursing patient days:

	Three Months Ended June 30,		Six Months Ended June 30,
Skilled Mix:	2024	2023	2024	2023
Days	29.9%	30.8%	30.4%	31.5%
Revenue	48.2%	50.7%	49.0%	51.7%
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

The following table summarizes our overall occupancy statistics for skilled nursing operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Occupancy for skilled services:	2024	2023	2024	2023
Operational beds at end of period	31,813	29,919	31,813	29,919
Available patient days	2,869,623	2,722,599	5,684,342	5,350,130
Actual patient days	2,299,068	2,124,862	4,554,599	4,172,567
Occupancy percentage (based on operational beds)	80.1%	78.0%	80.1%	78.0%
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

Revenue Sources
The following tables set forth our total service revenue by payor source generated by our skilled services segment and our "All Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	Skilled Services		All Other (4)		Total Service Revenue
	2024	2023	2024	2023	2024	2023
Medicaid(1)	$403,127	$352,380	$8,633	$7,401	$411,760	$359,781
Medicare	258,869	248,081	—	—	258,869	248,081
Medicaid-skilled	62,969	62,015	—	—	62,969	62,015
Subtotal	724,965	662,476	8,633	7,401	733,598	669,877
Managed care	191,022	161,101	—	—	191,022	161,101
Private and other(3)	75,298	60,623	30,656	24,500	105,954	85,123
TOTAL SERVICE REVENUE	$991,285	$884,200	$39,289	$31,901	$1,030,574	$916,101

	Three Months Ended June 30,
	Skilled Services		All Other (4)		Total Service Revenue
	2024	2023	2024	2023	2024	2023
Medicaid(1)(2)	40.7%	39.9%	22.0%	23.2%	40.0%	39.3%
Medicare	26.1	28.1	—	—	25.1	27.1
Medicaid-skilled	6.3	7.0	—	—	6.1	6.7
Subtotal	73.1	75.0	22.0	23.2	71.2	73.1
Managed care	19.3	18.2	—	—	18.5	17.6
Private and other(3)	7.6	6.8	78.0	76.8	10.3	9.3
TOTAL SERVICE REVENUE	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Medicaid payor includes revenue for senior living operations.
(2) Medicaid payor includes revenue related to state relief funding during the three months ended June 30, 2023.
(3) Private and other in our "all other" category includes revenue from senior living operations and all revenue generated in our other ancillary operations.
(4) All Other incorporates intercompany eliminations.

	Six Months Ended June 30,
	Skilled Services		All Other (4)		Total Service Revenue
	2024	2023	2024	2023	2024	2023
Medicaid(1)	$785,245	$685,825	$16,678	$14,220	$801,923	$700,045
Medicare	524,452	495,804	—	—	524,452	495,804
Medicaid-skilled	126,278	119,942	—	—	126,278	119,942
Subtotal	1,435,975	1,301,571	16,678	14,220	1,452,653	1,315,791
Managed care	379,126	317,764	—	—	379,126	317,764
Private and other(3)	145,786	115,788	57,494	48,676	203,280	164,464
TOTAL SERVICE REVENUE	$1,960,887	$1,735,123	$74,172	$62,896	$2,035,059	$1,798,019

	Six Months Ended June 30,
	Skilled Services		All Other (4)		Total Service Revenue
	2024	2023	2024	2023	2024	2023
Medicaid(1)(2)	40.0%	39.5%	22.5%	22.6%	39.4%	38.9%
Medicare	26.7	28.6	—	—	25.8	27.6
Medicaid-skilled	6.5	6.9	—	—	6.2	6.7
Subtotal	73.2	75.0	22.5	22.6	71.4	73.2
Managed care	19.3	18.3	—	—	18.6	17.7
Private and other(3)	7.5	6.7	77.5	77.4	10.0	9.1
TOTAL SERVICE REVENUE	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Medicaid payor includes revenue for senior living operations.
(2) Medicaid payor includes revenue related to state relief funding during the six months ended June 30, 2023.
(3) Private and other in our "all other" category includes revenue from senior living operations and all revenue generated in our other ancillary operations.
(4) All Other incorporates intercompany eliminations.

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

We participate in supplemental payment programs and quality improvement programs in various states that provide supplemental Medicaid payments for skilled nursing facilities that are licensed to non-state government-owned entities such as city and county hospital districts. A number of our independent subsidiaries have entered into transactions with various hospital districts providing for the transfer of the licenses for those skilled nursing facilities to the hospital districts. Each affected independent subsidiary agreement between the hospital district and our subsidiary is terminable by either party to fully restore the prior license status.
Standard Bearer — We generate rental revenue primarily by leasing post-acute care properties that we acquired to healthcare operators under triple-net lease arrangements, whereby the tenants are solely responsible for the costs related to the property, including property taxes, insurance and maintenance and repair costs, subject to certain exceptions. As of June 30, 2024, our real estate portfolio within Standard Bearer is comprised of 115 real estate properties. Of these properties, 86 are leased to our independent subsidiaries and 30 are leased to facilities wholly-owned and managed by third-party operators. Of those 30 operations, one senior living operation is located on the same real estate property as a skilled nursing operation that an independent subsidiary operates. During the three and six months ended June 30, 2024, we generated rental revenues of $23.4 million and $45.6 million, respectively, of which $19.2 million and $37.2 million, respectively, was derived from our independent subsidiaries and therefore eliminated in consolidation.
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
A significant goal of U.S. federal health care reform is to transform the delivery of health care by changing reimbursement to reflect and support a focus on equity, payment for value and efficacious delivery of person-centered care. Reimbursement models and demonstrations that increase accountability and provide financial incentives to encourage efficiency, affordability and high-quality care, have been developed and implemented by government and commercial third-party payers. Special focus is placed on increasing the number of beneficiaries in care relationships with accountability for quality and total cost of care, improvements in care coordination, reducing inequities at the population level and supporting care innovation to close care gaps and increase access. The most prominent value-based models designed to accomplish these aims include Accountable Care Models (e.g., MSSP ACOs, ACO REACH) and Disease-Specific & Episode-Based Models (e.g., BPCI Advanced, GUIDE Model, CJR). These models, alongside State & Community, Statutory and Health Plan Models, are aimed at alignment across payers and care settings, leveraging effective clinical tools, outcomes-focused payment approaches and stakeholder-led policy development. Reimbursement methodology reform includes Value-Based Purchasing (VBP), in which a portion of provider reimbursement is redistributed based on relative performance, or improvement on designated economic, clinical quality and patient satisfaction metrics. These reimbursement methodologies and similar programs are likely to continue and expand, both in government and commercial health plans. Many of our operations already participate in value-based initiatives and models. With our focus on quality care and strong clinical outcomes, we are well-positioned to benefit from these outcome-based payment models.
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
Biden-Harris Administration's Nursing Home Care Priorities — The Biden-Harris Administration is seeking reform around reimbursement, staffing levels, standards of care, increased transparency and public disclosure of ownership, and enhanced civil remedies as a means of enforcement against those facilities that do not satisfy CMS’s standards. Proposed rules based on these directives have already been published in 2023, including those highlighted below and observers expect additional rules to be issued this year and in the future. The SNF PPS FY 2025 Proposed Rule also includes proposals for CMS to have greater sanctioning authority for ongoing or persistent deficiencies in Medicare-participating SNFs. If CMS adopts this proposal after notice and comment, these increased sanctioning authorities will take effect as soon as the 2025 federal fiscal year, beginning in late 2024. Final rules will follow publication of these proposed rules after a notice-and-comment period required by law.

Ownership Transparency Final Rule — On November 15, 2023, CMS published its final rule requiring SNFs to publicly disclose certain additional information regarding their ownership and managerial relationships. The final rule requires disclosures to include the identity of any person or legal entity that: (1) exercises financial, operational, or managerial control over any facility or part of a facility, or provides services to a facility that include its policies and procedures or cash management services; (2) leases or subleases real property to the facility, or owns 5% or more of the real property’s total value; and (3) provides any management or administrative services (or consults regarding the same), or provides accounting or financial services to SNFs. The rule also expands ownership and control interest disclosures to include information about each member of the facilities governing body, individuals or entities serving as officers, directors, members, partners or managing employees, and a comprehensive breakdown of the organizational structure of any additional disclosable party that is not a natural person along with a description of their relationships with the facility.

Certain states have adopted laws reflecting their concerns regarding ownership transparency. For example, in July 2023, Iowa adopted laws requiring disclosure of ownership information not previously required for licensure to promote transparency. Additionally, in March 2024, the California Department of Health Care Access and Information of the California Health and Human Services Agency issued its notice of approval of regulatory action establishing policies and procedures that implement financial and ownership transparency requirements for California-licensed SNFs that are required by California law passed in 2021.

Federal Legislation — On March 9, 2023, the Home and Community-Based Services (HCBS) Access Act (Access Act) was introduced to expand access to and resources available for HCBS. The Access Act ensures that Medicaid funding is made available to individuals who provide direct home- and community-based care to adults over the age of 60 or people who have disabilities. This bill also provides financial resources for the training of these direct care providers, who are intended to provide services to the elderly or disabled that range from advocacy and community integration to transportation and daily assistance tasks ranging from bathing and laundry to meal preparation and housekeeping. As of the date of filing, no further action has been taken on the HCBS Access Act since its introduction and referral to the House of Representatives committees.
On October 24, 2023, the HCBS Relief Act was introduced to provide additional funds to states to stabilize their HCBS service delivery networks, recruit and retain HCBS direct care workers, and meet long-term service and support needs of people eligible for Medicaid home and community-based services. Under the HCBS Relief Act, states would receive a temporary 10% increase in the applicable Federal Medical Assistance Percentage (FMAP) under Medicaid for certain approved home and community-based services that are provided during fiscal year (FY) 2024 through FY 2025. To qualify for the enhanced rate, a state must commit to initiatives aimed at improving the provision of services. This includes offering additional advantages to home health aides and assisting individuals in transition from nursing facilities back to their homes. As of the date of this filing, no action has been taken on the HCBS Relief Act since its introduction and referral to the Senate Committee on Finance.
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
On October 13, 2023, the California Governor signed into law a bill that impacts the minimum wages of healthcare workers. Effective June 1, 2024, the law raised the minimum wage for California healthcare employees and set a new wage threshold for those who are considered exempt healthcare employees. The bill only becomes effective for SNFs if a patient care minimum spending requirement bill is also passed. We anticipate that a minimum spending bill will be proposed in the future.
On April 24, 2024, the California Department of Health Care Access and Information (HCAI) announced that the Office of Health Care Affordability’s Board approved a statewide healthcare spending target of 3%, which represents a long-term reduction of current levels of statewide healthcare spending. The spending target will be phased in over time, initially starting at 3.5% for 2025 and 2026, the target will be lowered to 3.2% for 2027 and 2028 before ultimately reaching 3% for 2029 and beyond.

Final Rule Fiscal Year 2024 Skilled Nursing Facility Prospective Payment System (SNF PPS) — On July 31, 2023, CMS published its final rule updating the Medicare payment rates within the SNF PPS for FY 2024 (SNF PPS FY 2024 Final Rule). The SNF PPS FY 2024 Final Rule modifies the SNF Quality Reporting Program (QRP) and the SNF Value-Based Purchasing (VBP) Program. The SNF PPS FY 2024 Final Rule finalized the rates to be paid in the 2024 fiscal year, which started on October 1, 2023.
The SNF PPS FY 2024 Final Rule increases the Medicare payment rate aggregate net market basket by 4.0%. The increase includes a 6.4% net market basket update to the payment rates of 3.0%, plus a 3.6% market basket forecast error adjustment, less a 0.2% productivity adjustment, as well as a negative 2.3% in the FY 2024 SNF PPS rates due to the second phase of the Patient Driven Payment Model (PDPM) parity adjustment recalibration. The net effect of these changes was an overall 4.0% increase in payments to SNFs in FY 2024. This final rule also updates the SNF QRP for FY 2024 and future years, including the adoption of two new quality reporting measures, modification of one measure and removal of three measures resulting in public reporting of four QRP measures. Additionally, the SNF PPS FY 2024 Final Rule makes changes to the SNF VBP Program. Specifically, this final rule adopts four new measures: the nursing staff turnover measure, the discharge function score measure, the long stay hospitalization measure per 1,000 resident days and the percent of residents experiencing one or more falls with a major injury (long stay); the existing SNF 30-day all-cause readmission measure (SNFRM) is replaced with the SNF within stay potentially preventable readmissions (SNF WS PPR) measure beginning in FY 2028.
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
The proposed rule also includes significant enhancements to its enforcement capabilities within nursing homes, aiming to reinforce the safety and quality of care. The proposed rule seeks to broaden CMS’s ability to levy financial penalties as a means to ensure sustained remediation of health and safety infractions, thereby motivating facilities to quickly comply with CMS regulations. The proposed rule aims to eliminate the restrictions of per instance (PI) for isolated violations or per day (PD) for ongoing non-compliance restrictions, allowing for more flexible imposition of both PD and PI penalties, which would not exceed statutory daily limits. This change is intended to provide CMS with enhanced tools to address violations more effectively and reflect the severity of the impact on residents’ health and safety. CMS sought public feedback regarding this proposed flexibility to enforce its standards in nursing homes and SNFs through a comment period that closed on May 28, 2024. More than half of the public comments CMS received addressed the proposed rule’s expansion of financial penalties that could be assessed against SNFs for non-compliance.
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

Prior to the issuance of the Staffing Rule, there have been two bills under the names Protecting America’s Seniors’ Access to Care Act and Protecting Rural Seniors’ Access to Care Act (one in the House and a companion bill in the Senate), that were intended to block the rule from taking effect. The Senate bill has garnered broad bipartisan support and is endorsed by over 90 organizations. These bills reason that the minimum staffing standard would endanger rural nursing facilities, subjecting them to potential fines and closures for failure to comply and might require them to discharge residents or limit the number of residents they accept in an effort to meet the requirements of the bill. It is uncertain if any of these bills or other legislative action will pass as well as their potential impact on the Staffing Rule.

The Staffing Rule has been met with further opposition and proposed legislation to halt its implementation. On May 23, 2024, the American Health Care Association (AHCA) filed a lawsuit in the Northern District of Texas against HHS and CMS, alleging that the Staffing Rule exceeds the scope of CMS’s statutory authority and violates the Administrative Procedure Act. On May 10, 2024, a measure was introduced in the House of Representatives under the Congressional Review Act to overturn the Staffing Rule. Related to the pending proposed legislation regarding the Staffing Rule, on April 19, 2024, the Long-Term Care Workforce Support Act was introduced in both the Senate and House of Representatives in an effort to increase the direct care workforce and improve pay, by increasing the federal match for Medicaid by up to 10% for each state across 10 years. The recent Supreme Court decision in Loper Bright Enterprises v. Raimondo ("Chevron" decision) gives courts greater authority to challenge federal agencies' statutory interpretations. As such, the Staffing Rule may see increase legal challenges under the new doctrine. (For further discussion of the Chevron case and its implications see "United States Supreme Court Decisions" section below.)

Medicare
Medicare presently accounts for approximately 26.7% of our skilled nursing services revenue year-to-date, being our second-largest revenue payor. The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past, and could in the future, result in substantial reductions in our revenue and operating margins.
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
CMS has continued to refine the QRP including various measurements such as the adoption of a process measure for influenza vaccination coverage among healthcare personnel within SNFs and a Discharge Function Score (DC Function) measure, which determines the functional condition of residents by examining the proportion of SNF residents who achieve or surpass a projected discharge functionality score. The assessment includes consideration of mobility and self-care, utilizing data from the Minimum Data Set (MDS). The DC Function will replace the current process and is scheduled to go into effect for the FY 2025 SNF QRP. The SNF PPS FY 2024 Final Rule also modified the SNF QRP’s Healthcare Professional (HCP) Covid Vaccine Measure. The measure will track the proportion of healthcare staff vaccinated for COVID-19 and have kept their vaccination status current per the CDC recommendations. The SNF PPS FY 2024 Final Rule also removed the Application of Functional Assessment/Care Plan measures from the SNF QRP.
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

CMS’s SNF PPS FY 2025 Proposed Rule includes several updates to the SNF QRP aimed at enhancing the integration of social determinants of health (SDOH) into patient assessments and ensuring the accuracy of reported data. Starting in fiscal year 2027, CMS plans to introduce four new SDOH items related to living situation, food security, and utility access, and modify an existing item on transportation availability in the MDS. Additionally, CMS proposes that SNFs participating in the SNF QRP undergo a data validation process similar to that already implemented in the SNF VBP Program.
Medicare Annual Payment Rule — CMS is required to calculate an annual Medicare market-basket update to the payment rates. The SNF PPS FY 2025 Proposed Rule, issued on March 28, 2024 would increase the Medicare payment rates to SNFs in fiscal year 2025 by 4.1%, which is based on a market basket of 2.8% plus a 1.7% market basket forecast error adjustment, and a negative 0.4% productivity adjustment.
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
Sequestration of Medicare Rates —The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called sequestration. Medicare FFS claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2.0% reduction in Medicare payments through at least 2023, unless Congress takes further action. Under the CAA 2023, a further 4% cut to Medicare spending that would have been required under the Statutory Pay-As-You-Go Act of 2010 (PAYGO) was waived for fiscal years 2023 and 2024. Instead, the CAA 2023 deferred any further Medicare sequestration under PAYGO until fiscal year 2025. The CAA 2023 also offset planned Medicare sequestrations that would have been as high as 4.0% and instead maintained fee schedule cuts of approximately 2%.
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

The SNF PPS FY 2025 Proposed Rule proposed several operational and administrative updates to the SNF VBP. The proposed rule seeks the adoption of a policy to retain and remove measurements to ensure the VBP Program’s evaluation metrics remain relevant and effective for assessing care quality. Additionally, CMS plans to update the case-mix methodology for the Total Nurse Staffing measure and revise the review and correction policy to allow SNFs to review and correct Payroll-Based Journal (PBJ) data from FY 2026 and MDS data from FY 2027. CMS has provided guidance related to the proposed changes and the changes already made in SNF PPS FY 2024 Final Rule CMS, with a focus on how CMS will now calculate performance scores and collect data on the new quality measures related to nursing staff turnover, infection prevention and control, and nursing care hours.
Part B Rehabilitation Requirements — Some of our revenue is paid by the Medicare Part B program under a fee schedule. Part B services are limited with a payment cap by combined speech-language pathology services (SLP), physical therapy (PT) services and a separate annual cap for occupational therapy (OT) services. The Bipartisan Budget Act of 2018 (BBA) establishes coding modifier requirements to obtain payments beyond certain payment thresholds, discussed below and reaffirms the specific $3,000 claim audit threshold requirements for Medicare Administrative Contractors. For PT and SLP combined the threshold for coding modifier requirements was $2,330 for CY 2024 with the same threshold for OT services. The KX modifier is added to medical claims to indicate the providing clinician attests that the services corresponding to that claim were medically necessary and that the justification for those services is contained within the patient’s medical records. This modifier is intended for use where the services will exceed the threshold for those services set by the BBA and updated by annual fee schedule rules, yet are still appropriate and medically necessary, and thus should be compensated by Medicare.
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
On March 9, 2024, President Biden signed the Consolidated Appropriations Act, 2024, which included a 2.93% update to the CY 2024 Physician Fee Schedule (PFS) Conversion Factor (CF) for dates of service March 9, 2024 through December 31, 2024. This replaces the 1.25% update provided by the Consolidated Appropriations Act, 2023.
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

On March 9, 2024, President Biden signed the Consolidated Appropriations Act, 2024, which included a 2.93% update to the CY 2024 Physician Fee Schedule (PFS) Conversion Factor (CF) for dates of service March 9 through December 31, 2024. This replaces the 1.25% update provided by the Consolidated Appropriations Act, 2023, therefore the CY 2024 CF for dates of service January 1 through March 8, 2024 is $32.74. CMS has implemented the new legislation by adjusting the CY 2023 CF of $33.07 by 2.93% and the budget neutrality adjustment for a CY 2024 CF of $33.29 for dates of service March 9 through December 31.

The CY 2024 PFS Final Rule will allow for general supervision of therapy assistants by PTs and OTs for remote therapeutic monitoring (RTM) services. This change may affect the rate of reimbursement for PT and OT services in the future and may affect the desirability and utilization of physical therapy assistants and occupational therapy assistants for certain patient services. Additionally, the CY 2024 PFS Final rule adds certain health and well-being coaching services that Medicare will reimburse on a temporary basis for 2024. The final rule also adds risk assessments for social determinants of health to the list of telehealth services Medicare will reimburse on a permanent basis.
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

The 2024 presidential election may significantly alter the current regulatory framework and impact our business and the health care industry, including any further extensions or expansions of certain ACA provisions, included, but not limited to recent rulemaking activity regarding ACA Section 1557's anti-discrimination provisions. We continually monitor these developments so we can respond to the changing regulatory environment impacting our business.
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

In February of 2024, the OIG added to its work plan a study regarding the use of the National Background Check Program (NBCP) in conducting background checks of prospective long-term care provider employees. The purpose of this study will be to prepare a report regarding the cost of background checks, number of applicants who received background checks, and disqualification of employees during and after NBCP participation. This report will also include information regarding the cost of background checks and any unintended consequences experienced as a result of using this program. In April of 2024, the OIG updated its work plan to study and determine whether and how states used Medicaid supplemental payments for use in satisfying the state’s obligations to pay nursing facilities any amounts due under the state’s nursing facility upper payment limit.
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

In April of 2024, CMS updated its Nursing Home Five-Star Quality Rating System’s Technical Users’ Guide in several respects. First, CMS froze four of the quality measures from any changes: (1) percentage of residents who made improvements in function (short stay); (2) percentage of residents whose need for help with activities of daily living has increased (long stay); (3) percentage of residents whose ability to move independently worsened (long stay); and (4) percentage of high-risk residents with pressure ulcers (long stay). All of these measures will be frozen until January 2025, while the short-stay functional improvement measure is replaced in October of 2024 with a new cross-setting function measure used in the SNF QRP. Also in April of 2024, CMS is updating the staffing level case-mix adjustment methodology and freezing three staffing level measures until July of 2024: (1) adjusted RN staffing (HPRD); (2) adjusted total nurse staffing (HPRD); and (3) adjusted total nurse staffing on weekends (HPRD). These frozen measures will not affect staff turnover measures. Additionally, beginning in April of 2024, CMS will revise the staffing rating methodology to give the lowest possible score for staffing turnover measures to providers who fail to submit staffing data or submit erroneous data.
Based on the Nursing Home Five-Star Quality Rating System’s Technical Users’ Guide update in 2023, CMS revised the nursing-home level exclusion criteria used on the administrator turnover measure, adding information regarding the staff turnover measure and an updated ratings table, which identifies the points needed for each nursing facility to obtain certain star ratings. Under these guidelines, only 10% of nursing facilities can receive a five-star rating in the state where it operates, with the bottom 20% receiving a one-star rating and the remaining 70% receiving a distribution of two-, three-, and four-star ratings.

In September 2023, CMS announced a freeze on four of the quality measures used in the Nursing Home Five-Star Quality Rating System From April 2024 until July 2024 CMS will freeze the staffing level measures for all SNFs. Beginning with the July 2024 refresh, CMS will change the staffing case-mix adjustment methodology to a model based on PDPM
State Legislation Concerning Nursing Home Supervision — California passed into law a bill which changes the limitations, or “caps,” on non-economic damages that can be awarded in medical negligence cases filed against healthcare providers (including skilled nursing and long-term care facilities). Beginning on January 1, 2023, non-economic damages (i.e., pain and suffering) available to plaintiffs suing healthcare providers in medical malpractice and professional negligence cases increased from $0.25 million to $0.35 million, and will then increase over the following ten years up to a $0.75 million cap. Once the limit reaches $0.75 million, a 2% annual inflationary adjustment will attach beginning on January 1, 2034. In wrongful death cases that arise from claims of medical malpractice and professional negligence, the cap on non-economic damages increased from $0.25 million to $0.50 million on January 1, 2023, and increase every year thereafter for ten years until the cap on non-economic damages in such cases is $1.0 million; thereafter, this cap will also be subject to an annual 2% increase. The caps are separate as to each claim, meaning that there is one cap for negligence and one cap for wrongful death. The new limits on non-economic damages apply prospectively to lawsuits filed on and after January 1, 2023.

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

United States Supreme Court Decisions – On June 28, 2024, the United States Supreme Court issued its opinion in Loper Bright Enterprises v. Raimondo, deciding to vacate and remand decisions by the United States Courts of Appeals that relied on the Supreme Court’s own 1984 precedent in Chevron U.S.A. Inc. v. Natural Resources Defense Council, Inc., which sometimes required courts to defer to “permissible” agency interpretations of the statutes those agencies administered and enforced—a legal doctrine known as the “Chevron doctrine.” In Loper, the Supreme Court had to decide whether it should overrule or clarify the Chevron doctrine based on its application more than 40 years after its creation, and the Supreme Court chose to overrule it.

The Chevron doctrine required courts to use a two-step process to interpret statutes administered by federal agencies. After determining that the Chevron doctrine may apply to a dispute before it, a federal court must assess whether Congress has directly spoken to the precise question at issue. If (and only if) the congressional intent of the statute is clear, that is the end of the inquiry as to the statute’s meaning. If the court determines that the statute is silent or ambiguous regarding the issue at hand, then the Chevron doctrine requires the court to defer to the agency’s interpretation if it “is based on a permissible construction of the statute.”

The Supreme Court’s Loper decision found that the Chevron doctrine is incompatible with the federal Administrative Procedure Act’s requirement for courts to exercise their independent judgment in deciding whether a federal agency has acted within its statutory authority. It further held that courts may not defer to an agency interpretation of a statute merely because the statute is ambiguous, as it is the responsibility of the court, rather than an agency that administers or acts under a statute, to discern the statute’s meaning. The Supreme Court reasoned that allowing agencies to interpret the laws they enforce or act under, rather than reserving that activity for the courts, was an impermissible delegation of an activity reserved to the courts.

While the decisions at issue in Loper pertained to fishing regulations promulgated by the Department of Commerce, the Chevron doctrine’s significance to the highly regulated field of healthcare is profound. The Chevron doctrine is frequently implicated in litigation over healthcare regulation, ranging from rules concerning staffing requirements and the validity of arbitration provisions, to requirements for healthcare workers to be vaccinated. As such, the Loper decision likely will have significant and lasting consequences for the promulgation and enforcement of federal regulations by HHS and CMS, and may bear on the depth and detail of future legislation that is passed and enacted as statutes by Congress so that such laws can be enforced without administrative rulemaking or agency enforcement mechanisms.
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
In October 2022, CMS issued a Memorandum identifying the changes it intends to make in connection with the oversight of those facilities that fall under the SFF Program, including increased penalties for SFFs that fail to improve their performance upon further inspection by CMS, increasing the standards SFFs must meet to graduate from the SFF program, maintaining heightened oversight of any SFF for a period of three years after it graduates and increasing the technical assistance CMS provides to SFFs.

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
RESULTS OF OPERATIONS
Since the first quarter of 2024, Same Facilities skilled nursing occupancy has surpassed pre-pandemic occupancy. Our focus on rebuilding census resulted in Same Facilities occupancy of 80.8% during the three months ended June 30, 2024, an increase of 2.2% compared to the same period in 2023, demonstrating our ability to gain additional market share even at our more mature operations. Further, our Transitioning Facilities occupancy increased by 3.1% to 75.7% compared to the same period in 2023, highlighting our ability to increase occupancy during the transition period and to transform the underperforming operations that we have acquired.

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
Our total revenue for the three months ended June 30, 2024 increased $114.9 million, or 12.5%, compared to the three months ended June 30, 2023, while our diluted GAAP earnings per share grew by 8.9%, from $1.12 to $1.22, compared to the three months ended June 30, 2023. Throughout the quarter, we continued to make progress on targeted initiatives related to increasing occupancy in our facilities, attracting and developing our people and acquiring underperforming skilled nursing operations and integrating them with our proven cultural and operational principles. We continue to experience healthy growth in both revenue and overall results.
During the six months ended June 30, 2024, we added fifteen new operations. We continue to work diligently with existing and recently acquired operations so that each can reach its full clinical and financial potential.
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
The following table sets forth details of operating results for our revenue, expenses and earnings, and their respective components, as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

REVENUE:
Service revenue	99.4%	99.4%	99.4%	99.4%
Rental revenue	0.6	0.6	0.6	0.6
TOTAL REVENUE	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services	79.2	78.4	79.1	78.5
Rent—cost of services	5.1	5.4	5.1	5.3
General and administrative expense	5.4	5.8	5.6	5.8
Depreciation and amortization	2.0	1.9	2.0	2.0
TOTAL EXPENSES	91.7	91.5	91.8	91.6
Income from operations	8.3	8.5	8.2	8.4
Other income (expense):
Interest expense	(0.2)	(0.2)	(0.2)	(0.2)
Interest income	0.7	0.4	0.7	0.4
Other income	0.1	0.1	0.2	0.2
Other income, net	0.6	0.3	0.7	0.4
Income before provision for income taxes	8.9	8.8	8.9	8.8
Provision for income taxes	2.0	1.9	2.1	2.0
NET INCOME	6.9	6.9	6.8	6.8
Less: net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to The Ensign Group, Inc.	6.9%	6.9%	6.8%	6.8%

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

SEGMENT INCOME(1)	(In thousands)
Skilled services	$122,185	$117,008	$248,994	$230,353
Standard Bearer(2)	7,360	7,133	14,618	14,352
NON-GAAP FINANCIAL MEASURES:
PERFORMANCE METRICS
Adjusted EBT	102,111	88,471	202,789	174,815
EBITDA	107,334	97,033	211,968	190,462
Adjusted EBITDA	117,207	104,451	232,882	205,795
FFO for Standard Bearer	14,526	13,266	28,613	26,451

VALUATION METRICS
Adjusted EBITDAR	$170,479		$338,030
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

We believe the presentation of certain Non-GAAP Financial Measures are useful to investors and other external users of our financial statements regarding our results of operations because:

•they are widely used by investors and analysts in our industry as a supplemental measure to evaluate the overall performance of companies in our industry without regard to items such as interest income, interest expense and depreciation and amortization, which can vary substantially from company to company depending on the book value of assets, capital structure and the method by which assets were acquired; and
•they help investors evaluate and compare the results of our operations from period to period by removing the impact of our capital structure and asset base from our operating results.

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

We also establish compensation programs and bonuses for our leaders that are partially based upon the achievement of certain Non-GAAP Financial Measures.

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

Adjusted EBT is income before provision for income taxes adjusted for non-core business items, which for the reported periods includes, to the extent applicable:
•stock-based compensation expense;
•litigation;
•impairment of long-lived assets;
•acquisition related costs;
•costs incurred related to system implementations;
•business interruption recoveries and
•depreciation and amortization of patient base intangible assets.

EBITDA

We believe EBITDA is useful to investors in evaluating our operating performance because it helps investors evaluate and compare the results of our operations from period to period by removing the impact of our asset base (depreciation and amortization expense) from our operating results.

We calculate EBITDA as net income, adjusted for net losses attributable to noncontrolling interest, before (a) interest income, (b) provision for income taxes, (c) depreciation and amortization, and (d) interest expense. EBITDA in the prior period has been recast to conform to the current period presentation.
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

The table below reconciles income before provision for income taxes to Adjusted EBT for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Consolidated statements of income data:	(In thousands)
Income before provision for income taxes	$92,064	$81,053	$181,662	$159,435
Stock-based compensation expense	8,985	8,881	17,223	15,454
Litigation(a)	(1,634)	(885)	(870)	(818)
Business interruption recoveries	—	(750)	—	(750)
Impairment of long-lived assets	—	—	1,849	—
Acquisition related costs(b)	165	112	279	572
Costs incurred related to system implementations	2,357	60	2,433	875
Depreciation and amortization - patient base(c)	174	—	213	47
ADJUSTED EBT	$102,111	$88,471	$202,789	$174,815
(a) Litigation relates to specific proceedings arising outside of the ordinary course of business and legal adjustments associated with a favorable overturned verdict.
(b) Costs incurred to acquire operations that are not capitalizable.
(c) Included in depreciation and amortization are amortization expenses related to patient base intangible assets at newly acquired skilled nursing and senior living facilities.

The table below reconciles net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Consolidated statements of income data:	(In thousands)
Net income	$71,181	$64,090	$140,141	$124,059
Less: Net income attributable to noncontrolling interests	174	97	299	214
Interest income	7,084	3,542	13,544	7,526
Add: Provision for income taxes	20,883	16,963	41,521	35,376
Depreciation and amortization	20,488	17,596	40,145	34,708
Interest expense	2,040	2,023	4,004	4,059
EBITDA	$107,334	$97,033	$211,968	$190,462
Adjustments to EBITDA:
Stock-based compensation expense	8,985	8,881	17,223	15,454
Litigation(a)	(1,634)	(885)	(870)	(818)
Impairment of long-lived assets	—	—	1,849	—
Business interruption recoveries	—	(750)	—	(750)
Acquisition related costs(b)	165	112	279	572
Costs incurred related to system implementations	2,357	60	2,433	875
ADJUSTED EBITDA	$117,207	$104,451	$232,882	$205,795
Rent—cost of services	53,272	49,760	105,148	96,397
ADJUSTED EBITDAR	$170,479		$338,030

(a) Litigation relates to specific proceedings arising outside of the ordinary course of business and legal adjustments associated with a favorable overturned verdict.
(b) Costs incurred to acquire operations that are not capitalizable.

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

The following tables set forth details of operating results for our revenue and earnings, and their respective components, by our reportable segment for the periods indicated.

	Three Months Ended June 30, 2024
	Skilled services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$991,285	$23,354	$47,339	$(25,693)	$1,036,285
Total expenses, including other income, net	869,100	15,994	84,820	(25,693)	944,221
Segment income (loss)	122,185	7,360	(37,481)	—	92,064
Income before provision for income taxes					$92,064

	Three Months Ended June 30, 2023
	Skilled services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$884,200	$19,914	$38,354	$(21,123)	$921,345
Total expenses, including other income, net	767,192	12,781	81,342	(21,123)	840,192
Segment income (loss)	117,008	7,133	(42,988)	—	$81,153
Loss on insurance recoveries from real estate	—	—	—	—	(100)
Income before provision for income taxes					$81,053

Our total revenue increased by $114.9 million, or 12.5%, compared to the three months ended June 30, 2023. The increase in revenue was primarily driven by an increase in occupancy of 2.2% and 3.1% from our skilled services in Same Facilities and Transitioning Facilities, respectively, coupled with increasing daily revenue rates and the impact of acquisitions. Additionally, our skilled services in Recently Acquired Facilities increased total revenue by $52.6 million, when compared to the same period in 2023.
Skilled Services

REVENUE

The following tables present the skilled services revenue and key performance metrics by category during the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Change	% Change

TOTAL FACILITY RESULTS:	(Dollars in thousands)
Skilled services revenue	$991,285	$884,200	$107,085	12.1%
Number of facilities at period end	272	253	19	7.5%
Number of campuses at period end(1)	29	26	3	11.5%
Actual patient days	2,299,068	2,124,862	174,206	8.2%
Occupancy percentage — Operational beds	80.1%	78.0%	2.1%	2.7%
Skilled mix by nursing days	29.9%	30.8%	(0.9)%	(2.9)%
Skilled mix by nursing revenue	48.2%	50.7%	(2.5)%	(4.9)%

	Three Months Ended June 30,
	2024	2023	Change	% Change

SAME FACILITY RESULTS:(2)	(Dollars in thousands)
Skilled services revenue	$745,469	$697,935	$47,534	6.8%
Number of facilities at period end	194	194	—	—%
Number of campuses at period end(1)	25	25	—	—%
Actual patient days	1,705,703	1,663,531	42,172	2.5%
Occupancy percentage — Operational beds	80.8%	78.6%	2.2%	2.8%
Skilled mix by nursing days	31.5%	32.0%	(0.5)%	(1.6)%
Skilled mix by nursing revenue	49.4%	51.5%	(2.1)%	(4.1)%

	Three Months Ended June 30,
	2024	2023	Change	% Change

TRANSITIONING FACILITY RESULTS:(3)	(Dollars in thousands)
Skilled services revenue	$123,496	$116,553	$6,943	6.0%
Number of facilities at period end	40	40	—	—%
Number of campuses at period end(1)	1	1	—	—%
Actual patient days	329,061	323,165	5,896	1.8%
Occupancy percentage — Operational beds	75.7%	72.6%	3.1%	4.3%
Skilled mix by nursing days	21.7%	20.8%	0.9%	4.3%
Skilled mix by nursing revenue	38.3%	38.8%	(0.5)%	(1.3)%

	Three Months Ended June 30,
	2024	2023	Change	% Change

RECENTLY ACQUIRED FACILITY RESULTS:(4)	(Dollars in thousands)
Skilled services revenue	$122,320	$69,712	$52,608	NM
Number of facilities at period end	38	19	19	NM
Number of campuses at period end(1)	3	—	3	NM
Actual patient days	264,304	138,166	126,138	NM
Occupancy percentage — Operational beds	81.5%	86.1%	NM	NM
Skilled mix by nursing days	29.9%	38.9%	NM	NM
Skilled mix by nursing revenue	50.4%	62.3%	NM	NM
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

Skilled services revenue increased by $107.1 million, or 12.1%, compared to the three months ended June 30, 2023. The increases in skilled services revenue were across all payer types, including increases in Medicaid revenue of $51.7 million, or 12.5%, Medicare revenue of $10.8 million, or 4.3%, managed care revenue of $29.9 million, or 18.6% and private revenue of $14.7 million, or 24.2%.

The increase in skilled services revenue was primarily driven by strong occupancy performance across our skilled services operations. Our consolidated occupancy increased by 2.1% to 80.1%, during the three months ended June 30, 2024 compared to the same period in 2023. In addition, in the second quarter of 2024, we experienced an increase in skilled days, driven by steady growth in our managed care and our Medicaid patients.

Revenue in our Same Facilities increased by $47.5 million, or 6.8%, compared to the same period in 2023, due to increased occupancy and revenue per patient day. Our Same Facilities occupancy continues to surpass pre-pandemic levels. Our diligent efforts to strengthen our partnerships with various managed care organizations, hospitals and local communities, increased our managed care revenue by 12.2%, mainly due to an increase in managed care days of 5.7% and managed care revenue per patient day of 3.9%. We continued to see a shift in our patient population from Medicare to managed care as Medicare Advantage enrollment accounted for a larger portion of the overall population. In addition, Medicaid revenue increased by $24.8 million or 7.6%, mainly from the increase in Medicaid days and revenue per patient day.

Revenue generated by our Transitioning Facilities increased by $6.9 million, or 6.0%, primarily due to improved occupancy growth and an increase in revenue per patient day. Our Managed Care revenue increased by 36.5% and private and other revenue increased by 17.4%, demonstrating our ability to focus on increasing occupancy across payer types. Included in the three months ended June 30, 2023 is the revenue related to a facility not operating at full capacity starting in first quarter of 2024 due to flooding.

Skilled services revenue generated by Recently Acquired Facilities increased by $52.6 million compared to the three months ended June 30, 2023. The increase was primarily due to 22 operational expansions between July 1, 2023 and June 30, 2024 across ten states.

Historically, we have generally experienced lower occupancy rates and lower skilled mix at Recently Acquired Facilities and therefore, we anticipate lower overall occupancy during years of growth. Included in our metrics for Recently Acquired Facilities are 17 facilities we acquired in California in 2023 that were more mature and accordingly, had higher occupancy rates, higher skilled mix days and higher skilled mix revenue than our typical acquisitions. In the future, if we acquire additional turnaround or start-up operations, we expect to see lower occupancy rates and skilled mix and these metrics are expected to vary from period to period based upon the type of facilities and operations that we acquire.
The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate (1):

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2024	2023	2024	2023	2024	2023	2024	2023

SKILLED NURSING AVERAGE DAILY REVENUE RATES:
Medicare	$750.50	$711.27	$699.67	$666.81	$847.86	$863.55	$760.63	$724.65
Managed care	548.68	527.96	518.97	511.87	577.58	616.58	548.28	531.37
Other skilled	617.55	595.87	494.40	506.32	621.86	531.80	607.13	583.35
Total skilled revenue	631.46	609.68	595.72	589.26	733.52	762.71	639.39	620.17
Medicaid	300.18	272.88	269.12	244.31	304.59	286.19	295.73	268.64
Private and other payors	277.77	261.15	249.55	238.46	323.77	345.65	278.32	261.47
Total skilled nursing revenue	$402.18	$379.46	$337.56	$315.27	$434.66	$476.45	$396.63	$376.00
(1) The rates are based on contractually agreed-upon amounts or rates, excluding the estimates of variable consideration under the revenue recognition standard, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606 and state relief funding during the three months ended June 30, 2023.

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 5.5% and 4.9%, respectively, compared to the three months ended June 30, 2023. The increase is attributable to the 4.0% net market basket increase that became effective in October 2023 and a shift to higher acuity patients.

Our average Medicaid rates increased 10.1% due to state reimbursement increases, our participation in supplemental Medicaid payment programs and quality improvement programs in various states, and change in Medicaid mix. For example, we continue to have an increase in Medicaid days in states with higher rates, such as California.
Payor Sources as a Percentage of Skilled Nursing Services. We use our skilled mix as measures of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods.

The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2024	2023	2024	2023	2024	2023	2024	2023
PERCENTAGE OF SKILLED NURSING REVENUE
Medicare	20.4%	22.9%	20.0%	22.2%	32.5%	44.2%	21.8%	24.6%
Managed care	20.1	19.8	13.7	11.0	13.1	13.6	18.4	18.2
Other skilled	8.9	8.8	4.6	5.6	4.8	4.5	8.0	7.9
Skilled Mix	49.4	51.5	38.3	38.8	50.4	62.3	48.2	50.7
Private and other payors	7.1	7.5	8.9	9.0	7.7	5.9	7.4	7.6
Medicaid	43.5	41.0	52.8	52.2	41.9	31.8	44.4	41.7
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2024	2023	2024	2023	2024	2023	2024	2023
PERCENTAGE OF SKILLED NURSING DAYS
Medicare	10.9%	12.2%	9.6%	10.5%	16.7%	24.4%	11.4%	12.8%
Managed care	14.7	14.3	8.9	6.8	9.9	10.5	13.3	12.9
Other skilled	5.9	5.5	3.2	3.5	3.3	4.0	5.2	5.1
Skilled Mix	31.5	32.0	21.7	20.8	29.9	38.9	29.9	30.8
Private and other payors	10.2	11.0	12.0	11.8	10.3	8.1	10.5	10.9
Medicaid	58.3	57.0	66.3	67.4	59.8	53.0	59.6	58.3
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services

The following table sets forth total cost of services for our skilled services segment for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change
	2024	2023	$	%

Cost of service	$791,613	$697,148	$94,465	13.6%
Revenue percentage	79.9%	78.8%		1.1%

Cost of services related to our skilled services segment increased by $94.5 million, or 13.6% from the same period in 2023. Cost of services as a percentage of revenue increased to 79.9% from 78.8% due to the increase in labor cost as a result of new acquisitions with higher expenses in the turnaround stage, as well as an increase related to general and professional liability reserves. We continue to make progress in reducing contracted labor by driving up retention and hiring. Our cost of services as a percentage of revenue varies depending on the volume of acquisitions during the period, which typically have higher costs during the transition period.

Standard Bearer

	Three Months Ended June 30,		Change
	2024	2023	$	%

	(Dollars in thousands)
Rental revenue generated from third-party tenants	$4,198	$3,786	$412	10.9%
Rental revenue generated from Ensign's independent subsidiaries	19,156	16,128	3,028	18.8
TOTAL RENTAL REVENUE	$23,354	$19,914	$3,440	17.3%
Segment income	7,360	7,133	227	3.2
Depreciation and amortization	7,166	6,133	1,033	16.8
FFO	$14,526	$13,266	$1,260	9.5%

Rental revenue — Our rental revenue, including revenue generated from our independent subsidiaries, increased by $3.4 million, or 17.3%, to $23.4 million, compared to the three months ended June 30, 2023. The increase in revenue is primarily attributable to 12 real estate purchases, as well as annual rent increases since the three months ended June 30, 2023.

FFO — Our FFO increased by $1.3 million, or 9.5%, to $14.5 million, compared to the three months ended June 30, 2023. The increase in rental revenue of $3.4 million is offset by increases in interest expense of $2.1 million associated with the intercompany agreements as we continue to grow our real estate portfolio.
All Other Revenue

Our other revenue increased by $9.0 million, or 23.4%, to $47.3 million, compared to the three months ended June 30, 2023. Other revenue includes senior living revenue of $21.9 million, revenue from other ancillary services of $22.4 million and rental income of $3.0 million. The increase in other revenue is primarily attributable to our other ancillary services.

Consolidated Financial Expenses
Rent-cost of services — Our rent-cost of services as a percentage of total revenue decreased by 0.3% to 5.1%, as our operational expansions included a mix of both leases and purchases of real estate.
General and administrative expense — General and administrative expense increased $2.8 million or 5.2%, to $56.2 million. This increase was primarily driven by additional headcount due to acquisition activities and system implementation costs. General and administrative expense as a percentage of revenue decreased by 0.4% to 5.4%.
Depreciation and amortization — Depreciation and amortization expense increased $2.9 million, or 16.4%, to $20.5 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations and capital expenditures. Depreciation and amortization increased by 0.1%, to 2.0%, as a percentage of revenue.
Other income, net — Other income primarily includes interest income from our investments, interest expense related to our debt and deferred compensation gains and losses. Other income, net as a percentage of revenue increased by 0.3% due to the increase in interest income from our investments.
Provision for income taxes — Our effective tax rate was 22.7% for the three months ended June 30, 2024, compared to 20.9% for the same period in 2023. The effective tax rate for both periods is driven by the impact of excess tax benefits from stock-based compensation, partially offset by non-deductible expenses including non-deductible compensation. See Note 14, Income Taxes, in the Notes to the Interim Financial Statements for further discussion.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
The following tables set forth details of operating results for our revenue and earnings, and their respective components, by our reportable segment for the periods indicated.

	Six Months Ended June 30, 2024
	Skilled Services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$1,960,887	$45,555	$89,911	$(49,896)	$2,046,457
Total expenses, including other income, net	1,711,893	30,937	170,012	(49,896)	1,862,946
Segment income (loss)	248,994	14,618	(80,101)	—	183,511
Impairment of long-lived assets					(1,849)
Income before provision for income taxes					$181,662

	Six Months Ended June 30, 2023
	Skilled Services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$1,735,123	$39,631	$75,450	$(42,018)	$1,808,186
Total expenses, including other income, net	1,504,770	25,279	160,620	(42,018)	1,648,651
Segment income (loss)	230,353	14,352	(85,170)	—	159,535
Loss on insurance recoveries from real estate					(100)
Income before provision for income taxes					$159,435

Our total revenue increased $238.3 million, or 13.2%, compared to the six months ended June 30, 2023. The increase in revenue was primarily driven by an increase in occupancy of 2.2% and 2.6% from our skilled services in Same Facilities and Transitioning Facilities, respectively, coupled with increasing daily revenue rates and the impact of acquisitions. Additionally, our skilled services in Recently Acquired Facilities increased total revenue by $114.8 million, when compared to the same period in 2023.
Skilled Services Segment

Revenue

The following tables present the skilled services revenue and key performance metrics by category during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Change	% Change

TOTAL FACILITY RESULTS:	(Dollars in thousands)
Skilled services revenue	$1,960,887	1,735,123	$225,764	13.0%
Number of facilities at period end	272	253	19	7.5%
Number of campuses at period end(1)	29	26	3	11.5%
Actual patient days	4,554,599	4,172,567	382,032	9.2%
Occupancy percentage — Operational beds	80.1%	78.0%	2.1%	2.7%
Skilled mix by nursing days	30.4%	31.5%	(1.1)%	(3.5)%
Skilled mix by nursing revenue	49.0%	51.7%	(2.7)%	(5.2)%

	Six Months Ended June 30,
	2024	2023	Change	% Change

SAME FACILITY RESULTS:(2)	(Dollars in thousands)
Skilled services revenue	$1,488,722	$1,393,741	$94,981	6.8%
Number of facilities at period end	194	194	—	—%
Number of campuses at period end(1)	25	25	—	—%
Actual patient days	3,416,043	3,313,436	102,607	3.1%
Occupancy percentage — Operational beds	80.9%	78.7%	2.2%	2.8%
Skilled mix by nursing days	31.9%	32.8%	(0.9)%	(2.7)%
Skilled mix by nursing revenue	50.2%	52.5%	(2.3)%	(4.4)%

	Six Months Ended June 30,
	2024	2023	Change	% Change

TRANSITIONING FACILITY RESULTS:(3)	(Dollars in thousands)
Skilled services revenue	$247,120	$231,144	$15,976	6.9%
Number of facilities at period end	40	40	—	—%
Number of campuses at period end(1)	1	1	—	—%
Actual patient days	657,532	639,117	18,415	2.9%
Occupancy percentage — Operational beds	74.8%	72.2%	2.6%	3.6%
Skilled mix by nursing days	21.7%	21.8%	(0.1)%	(0.5)%
Skilled mix by nursing revenue	38.1%	40.4%	(2.3)%	(5.7)%

	Six Months Ended June 30,
	2024	2023	Change	% Change

RECENTLY ACQUIRED FACILITY RESULTS:(4)	(Dollars in thousands)
Skilled services revenue	$225,045	$110,238	$114,807	NM
Number of facilities at period end	38	19	19	NM
Number of campuses at period end(1)	3	—	3	NM
Actual patient days	481,024	220,014	261,010	NM
Occupancy percentage — Operational beds	82.5%	85.9%	NM	NM
Skilled mix by nursing days	31.8%	40.4%	NM	NM
Skilled mix by nursing revenue	53.0%	64.0%	NM	NM
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

Skilled services revenue increased $225.8 million, or 13.0%, compared to the six months ended June 30, 2023. The increases in skilled services revenue were across all payer types including increases in Medicaid revenue of $105.8 million, or 13.1%, Medicare revenue of $28.6 million, or 5.8%, managed care revenue of $61.4 million, or 19.3%, and private revenue of $30.0 million, or 25.9%.

The increase in skilled services revenue was primarily driven by strong occupancy performance across our skilled services operations. Our consolidated occupancy increased by 2.1% to 80.1% during the six months ended June 30, 2024 compared to the same period in 2023. In addition, we continue to increase our skilled days, mainly in the steady growth in our managed care and our long-term care Medicaid patients.

Revenue in our Same Facilities increased $95.0 million, or 6.8%, compared to the same period in 2023, due to increased occupancy from long-term care patients and revenue per patient day and strong skilled days. Our diligent efforts to strengthen our partnerships with various managed care organizations, hospitals and local communities, increased our managed care revenue by 12.8%, mainly due to increases in managed care days of 5.2% and revenue per patient day of 5.0%. We continued to see a shift in our patient population from Medicare to managed care as Medicare Advantage enrollment accounts for a larger portion of the overall population. In addition, Medicaid revenue increased by $49.1 million or 7.6%, mainly from the increases in Medicaid days and revenue per patient day.
Revenue generated by our Transitioning Facilities increased $16.0 million, or 6.9%, primarily due to improved occupancy growth and an increase in revenue per patient day. Managed Care and private revenue increased by 37.6% and 25.8%, respectively, demonstrating our ability to focus on increasing occupancy across payer types.
Skilled services revenue generated by Recently Acquired Facilities increased by approximately $114.8 million compared to the six months ended June 30, 2023. The increases were primarily due to 22 operational expansions between July 1, 2023 and June 30, 2024 across ten states. In addition, we acquired 17 operations in February 2023 that contributed to the year over year increase.
Historically, we have generally experienced lower occupancy rates and lower skilled mix at Recently Acquired Facilities and therefore, we anticipate lower overall occupancy during years of growth. Included in our metrics for Recently Acquired Facilities are 17 facilities we acquired in California in 2023 that were more mature and accordingly, had higher occupancy rates, higher skilled mix days and higher skilled mix revenue than our typical acquisitions. In the future, if we acquire additional turnaround or start-up operations, we expect to see lower occupancy rates and skilled mix and these metrics are expected to vary from period to period based upon the type of the facilities and operations that we acquire.
The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate (1):

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2024	2023	2024	2023	2024	2023	2024	2023

SKILLED NURSING AVERAGE DAILY REVENUE RATES
Medicare	$747.66	$711.25	$696.25	$666.23	$852.62	$858.19	$759.21	$720.06
Managed care	548.52	522.43	523.54	512.50	586.47	606.49	549.10	525.35
Other skilled	619.01	597.65	494.77	498.79	603.84	524.67	606.98	584.16
Total skilled revenue	631.63	608.89	594.02	589.49	743.85	754.00	640.09	616.65
Medicaid	296.64	270.02	269.31	243.89	302.48	278.36	292.81	265.79
Private and other payors	280.87	262.14	254.55	237.16	332.78	347.26	281.69	261.44
Total skilled nursing revenue	$402.00	$380.36	$337.89	$318.63	$445.75	$476.32	$397.34	$375.96
(1) The rates are based on contractually agreed-upon amounts or rates, excluding the estimates of variable consideration under the revenue recognition standard, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606 and state relief funding during the six months ended June 30, 2023.

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 5.1% and 4.5%, respectively, compared to the six months ended June 30, 2023. The increase is attributable to the 4.0% net market basket increase that became effective in October 2023 and a shift toward higher acuity patients.

Our average Medicaid rates increased 10.2% due to state reimbursement increases, our participation in supplemental Medicaid payment programs and quality improvement programs in various states, and change in Medicaid mix. For example, we continue to have an increase in Medicaid days in states with higher rates, such as California.
Payor Sources as a Percentage of Skilled Nursing Services — We use our skilled mix as a measure of the quality of reimbursements we receive at our independent skilled nursing facilities over various periods.

The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2024	2023	2024	2023	2024	2023	2024	2023

PERCENTAGE OF SKILLED NURSING REVENUE
Medicare	20.9%	24.1%	19.3%	23.5%	35.6%	45.2%	22.5%	25.4%
Managed care	20.2	20.0	14.1	11.5	13.4	14.2	18.7	18.5
Other skilled	9.1	8.4	4.7	5.4	4.0	4.6	7.8	7.8
Skilled mix	50.2	52.5	38.1	40.4	53.0	64.0	49.0	51.7
Private and other payors	7.1	7.4	9.0	8.6	7.4	5.9	7.4	7.4
Medicaid	42.7	40.1	52.9	51.0	39.6	30.1	43.6	40.9
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2024	2023	2024	2023	2024	2023	2024	2023

PERCENTAGE OF SKILLED NURSING DAYS
Medicare	11.3%	12.9%	9.4%	11.2%	18.6%	25.1%	11.8%	13.3%
Managed care	14.8	14.5	9.1	7.2	10.2	11.2	13.5	13.2
Other skilled	5.8	5.4	3.2	3.4	3.0	4.1	5.1	5.0
Skilled mix	31.9	32.8	21.7	21.8	31.8	40.4	30.4	31.5
Private and other payors	10.3	10.7	11.9	11.5	9.9	8.1	10.5	10.7
Medicaid	57.8	56.5	66.4	66.7	58.3	51.5	59.1	57.8
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services

The following table sets forth total cost of services for our skilled services segment for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		Change
	2024	2023	$	%

Cost of service	$1,559,590	$1,367,817	$191,773	14.0%
Revenue percentage	79.5%	78.8%		0.7%

Cost of services related to our skilled services segment increased by $191.8 million, or 14.0%, from the same period in 2023. Cost of services as a percentage of revenue increased to 79.5% from 78.8%, due to an increase in labor cost as a result of new acquisitions with higher expenses in the turnaround stage, as well as an increase related to general and professional liability reserves. In addition, included in cost of services during the six months ended June 30, 2024 is the expense related to the deferred compensation investment program of $1.6 million compared to a gain of $1.3 million during the six months ended June 30, 2023. We continue to make progress in reducing contracted labor by driving up retention and hiring. Our cost of services as a percentage of revenue varies depending on the volume of acquisitions during the period, which typically have higher costs during the transition period.

Standard Bearer

	Six Months Ended June 30,		Change
	2024	2023	$	%

	(Dollars in thousands)
Rental revenue generated from third-party tenants	$8,393	$7,572	$821	10.8%
Rental revenue generated from Ensign's independent subsidiaries	37,162	32,059	5,103	15.9
TOTAL RENTAL REVENUE	$45,555	$39,631	$5,924	14.9%
Segment income	14,618	14,352	266	1.9
Depreciation and amortization	13,995	12,099	1,896	15.7
FFO	$28,613	$26,451	$2,162	8.2%

Rental revenue — Our rental revenue, including revenue generated from our independent subsidiaries, increased by $5.9 million, or 14.9%, to $45.6 million, compared to the six months ended June 30, 2023. The increase in revenue is primarily attributable to 12 real estate purchases as well as annual rent increases since the six months ended June 30, 2023.
FFO — Our FFO increased by $2.2 million, or 8.2%, to $28.6 million, compared to the six months ended June 30, 2023. The increase in rental revenue of $5.9 million is offset by increases in interest expense of $3.6 million associated with the intercompany debt arrangements between Standard Bearer and us, as we continue to grow our real estate portfolio.
All Other Revenue
Our other revenue increased by $14.5 million, or 19.2%, to $89.9 million, compared to the six months ended June 30, 2023. Other revenue for 2024 includes senior living revenue of $42.2 million, revenue from other ancillary services of $41.8 million and rental income of $5.9 million. The increase in other revenue is primarily attributable to our other ancillary services.
Consolidated Financial Expenses
Rent-cost of services — Our rent-cost of services as a percentage of total revenue decreased by 0.2% to 5.1%, as our operational expansions included a mix of both leases and purchases of real estate.
General and administrative expense — General and administrative expense increased by $8.0 million or 7.6%, to $113.4 million. This increase was primarily driven by additional headcount due to acquisition activity and system implementation costs. General and administrative expense as a percentage of revenue decreased by 0.2% to 5.6%.
Depreciation and amortization — Depreciation and amortization expense increased by $5.4 million, or 15.7%, to $40.1 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations and capital expenditures. Depreciation and amortization expense remained consistent at 2.0%, as a percentage of revenue.
Other income, net — Other income primarily includes interest income from our investments, interest expense related to our debt and deferred compensation gains and losses. Other income, net as a percentage of revenue increased by 0.3% mainly due to an increase in interest income from our investments.
Provision for income taxes — Our effective tax rate was 22.9% for the six months ended June 30, 2024, compared to 22.2% for the same period in 2023. The effective tax rate for both periods is driven by the impact of excess tax benefits from stock-based compensation, partially offset by non-deductible expenses, including non-deductible compensation. See Note 14, Income Taxes, in the Interim Financial Statements for further discussion.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our Credit Facility. Our liquidity as of June 30, 2024 is impacted by cash generated from strong operational performance offset by investments made for our operational expansions and ancillary businesses as well as capital expenditures to improve the quality of care at our existing operations.

Historically, we have primarily financed the majority of our acquisitions through mortgages on our properties, our Credit Facility and cash generated from operations. Cash paid to fund acquisitions was $66.0 million for the six months ended June 30, 2024 compared to $1.6 million cash paid for the six months ended June 30, 2023. Total capital expenditures for property and equipment were $64.6 million and $51.6 million for the six months ended June 30, 2024 and 2023, respectively. We currently have approximately $110.0 million budgeted for renovation projects in 2024. We believe our current cash balances, our cash flow from operations and the amounts available for borrowing under our Credit Facility will be sufficient to cover our operating needs for at least the next 12 months.

We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.
Our cash and cash equivalents as of June 30, 2024 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of June 30, 2024, we held investments of approximately $136.9 million. We believe our investments that were in an unrealized loss position as of June 30, 2024 do not require an allowance for expected credit losses, nor has any event occurred subsequent to that date that would indicate so.

As mentioned above, our primary source of cash is from our ongoing operations. Our positive cash flows have supported our business and have allowed us to pay regular dividends to our stockholders. We currently anticipate that existing cash and total investments as of June 30, 2024, along with projected operating cash flows and available financing, will support our normal business operations for the foreseeable future.
On May 16, 2024, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from September 1, 2024. On August 29, 2023, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from September 1, 2023. We did not purchase any shares pursuant to this stock repurchase program during the six months ended June 30, 2024.
Under these repurchase programs, we are authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions and block trades in accordance with federal securities laws. The stock repurchase programs do not obligate us to acquire any specific number of shares.
The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023

NET CASH PROVIDED BY/(USED IN):	(In thousands)
Operating activities	$112,249	$168,082
Investing activities	(144,564)	(62,435)
Financing activities	25	(1,943)
Net (decrease) increase in cash and cash equivalents	(32,290)	103,704
Cash and cash equivalents beginning of period	509,626	316,270
Cash and cash equivalents at end of period	$477,336	$419,974
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. The $55.8 million decrease in cash provided by operating activities for the six months ended June 30, 2024 compared to the same period in 2023 was due primarily to the timing of income tax payments. In 2023, the U.S. Internal Revenue Service and California provided disaster-area tax relief for the deferral of federal and California estimated tax payments until the fourth quarter of 2023. As of the second quarter of 2023, the Company deferred approximately $50.0 million of 2023 federal and California estimated tax payments that were paid in the fourth quarter of 2023. In the second quarter of 2024, we paid $56.1 million in income tax payments. The remaining change in cash provided by operating activities is due to the timing of accounts receivable collections as well as timing of payments and wages and benefits offset by an increase in operational performance.

Investing Activities
Investing cash flows consist primarily of capital expenditures, investment activities, insurance proceeds and cash used for acquisitions. The $82.1 million increase in cash used in investing activities for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to cash used for operational expansions and capital expenditures.
Financing Activities
Financing cash flows consist primarily of payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, payment for share repurchases and sale of subsidiary shares. The $2.0 million increase in cash provided by financing activities for the six months ended June 30, 2024 compared to the same period in 2023, was primarily due to stock option exercises.

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
Mortgage Loans and Promissory Note
As of June 30, 2024, 23 of our subsidiaries have mortgage loans insured with HUD for an aggregate amount of $148.6 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates at a range of 3.1% to 4.2%, including fixed interest rates at a range of 2.4% to 3.3% per annum. In addition to the interest rate, we incur other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10.0%, and is reduced by 3.0% in the fourth year of the loan, and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years.
In addition to the HUD mortgage loans, one of our subsidiaries has a promissory note that bears a fixed interest rate of 5.3% per annum and has a term of 12 years. The note, which was used for an acquisition, is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.
Operating Leases
As of June 30, 2024, 222 of our facilities are under long-term lease arrangements, of which 98 of the operations are under nine triple-net Master Leases and one stand-alone lease with CareTrust REIT, Inc. (CareTrust). The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each master lease, our individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%. At our option, we can extend the Master Leases for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease. Additionally, four of the 99 facilities leased from CareTrust include an option to purchase that we can exercise starting on December 1, 2024.
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

We have a Credit Facility with Truist of up to $600.0 million in aggregate principal amount. We have no outstanding borrowings under our Credit Facility as of June 30, 2024 and through the filing date of this report. In addition, we have outstanding indebtedness under mortgage loans insured with HUD and a promissory note payable to a third party of $150.4 million, all of which are at fixed interest rates.

Our cash and cash equivalents as of June 30, 2024 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of June 30, 2024, we held investments of approximately $136.9 million. We believe our investments that were in an unrealized loss position as of June 30, 2024 do not require an allowance for expected credit losses, nor has any event occurred subsequent to that date that would indicate so. Our market risk exposure is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal, while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of June 30, 2024 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We and our independent subsidiaries are party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of business, including claims that services provided to patients by our independent subsidiaries have resulted in injury or death, and claims related to employment and commercial matters. For example, in a four-week medical negligence trial in the State of Arizona, the jury returned a verdict against one of our independent subsidiaries in late November 2023. We are in the process of appealing the jury verdict. We have in the past appealed similar decisions and have, in some circumstances, received decisions in our favor. Although we intend to vigorously defend against these claims and in general these types of claims and cases, there can be no assurance that the outcomes of these matters will not have a material adverse effect on operational results and financial condition. Additionally, in certain states in which we have or have had independent subsidiaries, insurance coverage for the risk of punitive damages arising from general and professional liability litigation may not be available due to state law and/or public policy prohibitions. There can be no assurance that we and or our independent subsidiaries will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available.

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
For example, on May 31, 2018, we, on behalf of our independent subsidiaries, received a CID from the DOJ stating that it was investigating to determine whether there had been a violation of the False Claims Act (FCA) and/or the Anti-Kickback Statute (AKS) with respect to the relationships between certain of our independent subsidiaries and persons who serve or have served as medical directors. We fully cooperated with the DOJ and promptly responded to its requests for information. In April 2020, we were advised that the DOJ declined to intervene in any subsequent action filed in connection with the subject matter of this investigation. Despite the decision of the DOJ to decline to participate in litigation based on the subject matter of its previously issued CID, the involved qui tam relator moved forward with the complaint in December 2020. From that time until December 2023, and notwithstanding our success in early pre-trial motions, we continued to incur legal defense costs and fees, including significant amounts as part of discovery in the fourth quarter of 2023. In early January 2024, we entered into mediation with the involved parties and on January 19, 2024, the parties agreed to settle the civil case for $48.0 million, subject to the review of the DOJ and other relevant government entities. The settlement does not include admissions on the part of the Company or our independent subsidiaries, and we maintain that we have and continue to comply with all applicable State and Federal statutes (including but not limited to the FCA and the AKS). The settlement documents are in the process of being finalized and, following payment of the settlement funds, the qui tam complaint will be dismissed and the matter will be resolved.

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
Medicare Revenue Recoupments — We and our independent subsidiaries are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments resulting from reviews conducted via RAC, Program Safeguard Contractors, and Medicaid Integrity Contractors (collectively referred to as Reviews). For several months during the COVID-19 pandemic, CMS suspended its Targeted Probe and Educate (TPE) Program. Beginning in August 2020, CMS resumed TPE Program activity. If an operation fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. We anticipate that these Reviews could increase in frequency in the future. As of June 30, 2024 and through the filing date of this report, 11 of the our independent subsidiaries had Reviews scheduled or in process.
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
•Newly enacted legislation in the States where our independent subsidiaries are located may impact the volume and severity of cases filed and the overall cost of those cases from a defense and indemnity standpoint.
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

We derived 25.1% and 25.8% of our service revenue from the Medicare programs for the three and six months ended June 30, 2024, respectively, and 27.1% and 27.6% for the three and six months ended June 30, 2023, respectively. In addition, many other payors may use published Medicare rates as a basis for reimbursements. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, or if there are delays in Medicare payments, our business and results of operations will be adversely affected.

The Medicare program and its reimbursement rates and rules are subject to frequent change, including statutory and regulatory changes, rate adjustments (including retroactive adjustments), annual caps that limit the amount that can be paid (including deductible and coinsurance amounts), administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. See Item 2., under Government Regulation, Sequestration of Medicare Rates, for further information. Implementation of these and other types of measures has in the past and could in the future result in substantial reductions in our revenue and operating margins.

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
•changes in staff requirements as a condition of payment or eligibility for Medicare reimbursement (See also, Item 2., under Government Regulation);
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
A significant portion of reimbursement for skilled nursing services comes from Medicaid. In fact, Medicaid is our largest source of revenue, accounting for 46.1% and 45.6% of our revenue for the three and six months ended June 30, 2024, respectively, and 46.0% and 45.6% for the three and six months ended June 30, 2023, respectively. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets, which has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. Since a significant portion of our revenue is generated from our skilled nursing independent subsidiaries in California, Texas and Arizona, any budget reductions or delays in these states could adversely affect our net patient service revenue and profitability. Due to recent fluctuations in state budgets many of the states in which we operate (including those with current budget surpluses), are seeking to contain costs on Medicaid outlays for SNFs, and any such decline could adversely affect our financial condition and results of operations.
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

On November 15, 2023, CMS issued a final rule that, requires SNFs to disclose certain information regarding their ownership and managerial relationships, which is more invasive and comprehensive than the ownership information already disclosed through Medicare's Nursing Home Compare website. Refer to Item 2., under Government Regulation, for additional information. The breadth of disclosure required by this new rule may be adverse to our business interests and detrimental to our operations, revenue, and profitability and may have a chilling effect on investment due to the depth of the new reporting and transparency requirements. Similarly, California passed a comparable law requiring the disclosure of certain ownership and financial information for SNFs in 2021. On March 6, 2024, California’s regulations implementing this law took effect, which may invite further scrutiny and potential legal action, whether by the state agencies or private parties, within California based on the information disclosed as required by this law and its enabling regulations.

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

Congress’s passage of the IRA in August of 2022, which expanded upon and continued certain provisions of the ACA, indicates that additional legislative changes to the ACA may be forthcoming. Similarly, the Consolidated Appropriations Act of 2024 and its increase in the Medicare conversion factor, resulting in increased Medicare reimbursement to providers, may have political implications if popular among Medicare beneficiaries and the providers paid through that program, and may yield further, similar legislation leading up to the November 2024 election. If proposed policies specific to nursing facilities are implemented, these may result in significant regulatory changes, increased survey frequency and scope, and increased penalties for non-compliance. As both political parties have begun their Presidential and congressional campaigns in 2024, each of them may seek to introduce or pass legislation that would either expand or reduce the scope of the ACA. Based on the IRA and inflationary pressures in the economy, the ACA and affordability of healthcare generally may be a campaign issue and lead to promises, administrative action, or legislation that could adversely affect our business. As a result, future legislation may be proposed or passed that may adversely affect our business, operating results and financial condition.

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

As a result of our participation in the Medicaid and Medicare programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with the rules associated with these programs and related applicable laws and regulations, including our claims for payments submitted to those programs, which are subject to reviews by Recovery Audit Contractors, Zone Program Integrity Contractors, Program Safeguard Contractors, Unified Program Integrity Contractors, Supplemental Medical Review Contractors and Medicaid Integrity Contractors programs, (collectively referred to as Reviews). In these Reviews, third-party firms engaged by CMS conduct extensive analysis of claims data and medical and other records to identify potential improper payments under the federal and state programs. As discussed above, the Biden-Harris Administration has called for HHS and CMS to increase the level of scrutiny of SNF facilities and requested those agencies to adopt rules that would impose greater penalties upon non-compliant SNF operators. SNF PPS FY 2025 Proposed Rule proposed increased penalties that surveyors may impose on SNFs for perceived non-compliance with CMS’s requirements for SNF participation in Medicare. On October 26, 2023, CMS updated the survey resources that CMS and state surveyors use in evaluating our SNFs’ compliance with federal Requirements for Participation, incorporating recent changes to CMS’s methods for surveying infection control procedures.
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
In cases where claim and documentation review by a CMS contractor results in repeated unsatisfactory results, an operation can be subjected to protracted regulatory oversight. This CMS oversight may include education and sampling of claims, extended pre-payment review, referral of the operating business to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement made outside of specifically reviewed claims. Ongoing failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. As of June 30, 2024 and through the filing date of this report, 11 of our independent subsidiaries had reviews scheduled or in process, either pre- or post-payment. We anticipate that these reviews could increase in frequency in the future.

Additionally, both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and, in particular, SNFs. The focus of these investigations includes, among other things, billing and cost reporting practices; quality of care provided; financial relationships with referral sources; and the medical necessity of rendered services. For example, refer to the matter discussed in Part II, Item 1. Legal Proceedings.

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
The laws and regulations governing our operations, along with the terms of participation in various government programs, regulate how we conduct our business, the services we offer, and our interactions with patients and other healthcare providers. These laws and regulations are subject to frequent change. As noted above, the Biden-Harris Administration has called upon HHS and CMS to study and propose new rules regarding staffing requirements and reimbursement for the nursing home industry, including tying reimbursement to staffing levels, salary, benefits, and retention. CMS's recently finalized ownership transparency rule, and similar state disclosure rules such as California’s (for which new regulations took effect in March of 2024), discussed in Item 2., under Government Regulation, may provide an additional basis for further investigation, administrative action and ultimately fines, penalties, or sanctions if finalized, and may dissuade parties from working with us or our independent subsidiaries due to the reporting and disclosure obligations of being an Additional Disclosable Party under that final rule.

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

As discussed in discussed in greater detail in Item 2., under Government Regulation, in 2022 CMS updated the SFF program with the intent to reduce the amount of time a SNF spends as an SFF and increase the number of nursing homes that progress through the SFF program. CMS clarified certain details of the SFF program updates in 2023 and how they are to be implemented by each state survey agency (SA). As part of the revisions to the SFF program, a priority in revising the SFF program was to address “yo-yo” noncompliance of SNFs that would graduate from the SFF program only to later see their compliance and quality measures regress after graduation, potentially requiring readmission to the SFF program. Among the measures implemented to avoid this issue of “yo-yo” noncompliance was a three-year look-back period for facilities that graduate from the SFF program to ensure that the quality and compliance improvements achieved through the SFF program were sustained. Facilities that graduate from the SFF program but continue to demonstrate poor compliance as evidenced by any SA’s survey, such as for actual harm, substandard quality of care, or immediate jeopardy deficiencies, may be subject to enhanced enforcement by CMS, up to and including termination from the Medicare and/or Medicaid programs.

This three-year look-back for sustained improvements by facilities that graduate the SFF program poses risk for our independent subsidiaries, specifically those that may be subject to the SFF program or that have been subject to the SFF program in the past. As of June 30, 2024, we have three facilities graduated from the SFF program within the past three years. First, for SNFs that are selected by CMS for participation in the SFF program, or which currently are in the SFF program, even graduation from the program is no longer an assurance that the SNF will be able to continue its operations. Even one survey with a significant compliance deficiency, such as actual harm or an immediate jeopardy deficiency, may result in CMS—acting solely within its discretion—terminating the SNF’s Medicare or Medicaid participation, likely triggering the termination of other payor contracts and rendering the facility economically unviable. Second, for SNFs that have graduated from the SFF program, they are subject to a three-year period of enhanced scrutiny where adverse findings by a SA and a single survey’s finding of poor compliance may result in CMS discretionally terminating that facility’s Medicare and/or Medicaid participation, which would likely cause other payors to terminate their agreements with the facility as well. As a result, the financial and manpower resources needed for graduation from the SFF program may be for nothing if, in the three years following graduation from the SFF program, a SNF receives a poor survey result and permits CMS to impose fines and penalties up to the termination of the facility’s Medicare and Medicaid participation.

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

On April 22, 2024 CMS issued its final rule establishing minimum staffing standards for skilled nursing facilities (the Staffing Rule). As discussed in more detail in Item 2., under Government Regulation, the Staffing Rule contains three primary staffing requirements which are phased in over the next several years. Due to pending legislation in both the House of Representatives and the Senate, industry litigation filed to dispute the Staffing Rule's validity and enforceability, as well as the long phase in of the requirements, the exact effects of the Staffing Rule cannot be ascertained. However, we expect that the Staffing Rule in its current form will have adverse financial consequences upon our business.

We may be required to hire substantially more staff members, particularly nurse practitioners, registered nurses, and nursing aides than currently staffed. Additionally, the Staffing Rule would place similar pressure on our competitors and result in sudden, expanded demand for nursing staff across the SNF industry. This sudden demand across the SNF industry may exacerbate an already difficult labor market, with demand for nursing staff far outstripping the supply of qualified individuals, and the salary requirements of both current and prospective staff increasing markedly to increase the likelihood of recruiting and retaining skilled caregivers.
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

Healthcare businesses are increasingly the target of cyberattacks whereby hackers disrupt business operations or obtain protected health information, often demanding large ransoms. Already in 2024, healthcare is the most-breached sector of the economy based on publicly disclosed information. At the end of the first quarter of 2023, the healthcare sector saw a 60% increase in the average weekly number of cyberattacks over 2021. By August of 2023, industry observers note that cybersecurity breaches in the healthcare industry had become less frequent, but larger in scope and affecting more patients than the prior year. Our business is dependent on the proper functioning and availability of our computer systems and networks. We cannot assure you that our safety and security measures and disaster recovery plan will prevent damage, interruption or breach of our information systems and operations. Additionally, we cannot control the safety and security of our information held by third-party vendors with whom we contract. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect, and as such we (or third-party vendors) may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications we (or third-party vendors) develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security of information systems. Unauthorized parties may attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud or other forms of deception. Additionally, the rapid ongoing evolution and increased adoption of emerging technologies such as artificial intelligence and machine learning may make it more difficult to anticipate and implement protective measures to recognize, detect and prevent the occurrence of cybersecurity breaches.

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

As discussed in detail in Item 2., under Government Regulation, sub-heading Part B Rehabilitation Requirements, several government actions have been taken in recent years to try and contain the costs of rehabilitation therapy services provided under Medicare Part B, including the MPPR, institution of annual caps, mandatory medical reviews for annual claims beyond a certain monetary threshold, and a reduction in reimbursement rates for therapy assistant claim modifiers. Of specific concern has been CMS efforts to lower Medicare Part B reimbursement rates for outpatient therapy services. Such cost-containment measures and ongoing payment changes could have an adverse effect on our revenue.
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

In late 2023, California passed and its governor signed into law SB-525, which would increase the minimum wage for healthcare workers upon passage of a companion bill imposing minimum spending requirements upon SNFs. As discussed in Item 2., Government Regulation, these proposed bills would create new and costly obligations on our independent subsidiaries if they became law and if enacted, would adversely affect our business, operations, and profitability.

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

Our revenue is affected by the percentage of the patients of our independent subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability. We generally receive higher reimbursement rates for high acuity patients, and payors reimburse us at different rates. For the three and six months ended June 30, 2024, 71.2% and 71.4%, of our revenue was provided by government payors that reimburse us at predetermined rates, respectively. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our independent subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

The skilled nursing business involves a significant risk of liability given the age and health of the patients and residents of our independent subsidiaries and the services we provide. The industry has experienced an increased trend in the number and severity of litigation claims, due in part to the number of large verdicts, including large punitive damage awards. These claims are filed based upon a wide variety of claims and theories, including deficiencies under conditions of participation under certain state and federal healthcare programs. Plaintiffs' attorneys have become increasingly more aggressive in their pursuit of claims against healthcare providers, including skilled nursing providers, employing a wide variety of advertising and solicitation activities to generate more claims. The increased caps on damages awarded in such actions, as discussed above, may trigger a larger number of these lawsuits against our independent subsidiaries in California and other states that adopt similar legislation. The defense of lawsuits has in the past, and may in the future, result in significant legal costs, regardless of the outcome. Additionally, increases to the frequency and/or severity of losses from such claims and suits may result in increased liability insurance premiums or a decline in available insurance coverage levels, which could materially and adversely affect our business, financial condition and results of operations. In addition to carrying third-party liability insurance, our captive insurance subsidiary provides professional liability and general liability insurance to various independent subsidiaries. See the risk factor titled “Our self-insurance programs may expose us to significant and unexpected costs and losses.”

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

We are subject to potential lawsuits under the FCA and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare or Medicaid) or other payor. Under the qui tam or "whistleblower" provisions of the FCA, a private individual with knowledge of fraud or potential fraud may bring a claim on behalf of the federal government and receive a percentage of the federal government's recovery. Due to these whistleblower incentives, qui tam lawsuits have become more frequent. For example, despite the decision of the DOJ to decline to participate in litigation based on the subject matter of its previously issued CID, the involved qui tam relator moved forward with the complaint in December 2020. Refer to Part II, Item 1. Legal Proceedings for additional information on this case.

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

If litigation is instituted against one or more of our subsidiaries, a plaintiff might attempt to hold us or another subsidiary liable for the alleged wrongdoing of the subsidiary principally targeted by the litigation. If a court in such litigation decided to disregard the corporate form, the resulting judgment could increase our liability and adversely affect our financial condition and results of operations.

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
During the six months ended June 30, 2024, we expanded our operations and real estate portfolio through a combination of long-term leases and real estate purchases, with the addition of 13 stand-alone skilled nursing operations and two campus operations. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage operations we may acquire in the future. Also, the newly acquired operations may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such operations quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our acquisitions, and our business may suffer.
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

As discussed in Item 2., under Government Regulation, CMS provides comparative public data, rating every SNF operating in each state based upon quality-of-care indicators. Certain private organizations engage in similar monitoring and ranking activities. CMS’s system is the Five-Star Quality Rating System which gives each nursing home a rating of between one and five stars in various categories, with five-star ratings harder to obtain over time. The ratings are available on a consumer-facing website, Nursing Home Compare. In cases of acquisitions, the previous operator's clinical ratings are included in our overall Five-Star Quality Rating and the rating may not reflect the improvements we were able to make until it is recalculated. Based on CMS's guidance and regulations, we expect more data to be collected by CMS and reported on the Nursing Home Compare website in the future. Additionally, CMS's ownership transparency final rule, which requires the disclosure of SNF ownership and affiliated parties, will ultimately provide for the public disclosure of information reported to CMS under that rule. Other states, including Iowa and California, have adopted similar statutes and regulations requiring the disclosure of this information, with California’s most recent regulations addressing this topic taking effect in March of 2024. The publicly available information disclosed as a result of these laws and rules may result in potential residents perceiving our highly rated facilities to be less desirable if they share ownership with lower rated facilities, even if the lower rated facility is a new acquisition or has a lower score for reasons beyond our control.

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

In September 2023, CMS announced that it will update the staffing level case-mix adjustment methodology and freeze four of the quality measures used in the Nursing Home Five-Star Quality Rating System beginning with the April 2024 refresh of the Nursing Home Compare website data. In April 2024, CMS announced that it is freezing four quality measures, with one short-stay measure to be replaced in October of 2024 and the other three measures to be unfrozen in January of 2025. CMS will also be freezing three of its staffing level measures until July of 2024, although these frozen measures will not affect staff turnover measures. Additionally, CMS announced that it is changing its staffing rating methodology to give the lowest possible score to and penalize providers that fail to provide staffing data or provide erroneous staffing data. These changes risk our independent operating subsidiaries’ facilities being incorrectly awarded a lower star rating, or prevented from attaining a deserved higher ranking due to favorable data not being reflected in CMS’s five-star ratings due to the freeze or replacement of certain measures. These lower ratings may cause potential residents to evaluate these independent operating subsidiaries’ facilities as less desirable, and result in fewer admissions and thus reduced revenue.

In July 2024, CMS will change the staffing case-mix adjustment methodology to a model based on PDPM. The Nursing Home Compare website will then begin posting staffing level measures that use this methodology. CMS will revise the staffing rating thresholds to maintain the same distribution of points for staffing measures that will be affected by this freeze and replacement. Further, CMS will penalize SNFs that submit erroneous data, or fail to submit data, by awarding them the lowest possible rating on that measure. We may be significantly affected if any of our independent subsidiaries fail to submit information for the MDS in 2024, or if CMS deems their MDS submissions to be erroneous. In addition to the uncertainty created by future changes to CMS’s five-star ratings that currently are unknown, the potential negative consequences of freezing unfavorable data may adversely affect our star rating and negatively impact our ability to attract residents.

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

Our independent subsidiaries located in Arizona, California, and Texas account for the majority of our total revenue. As a result of this concentration, the conditions of local economies and real estate markets, changes in governmental rules, presence and participation of insurers, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our revenue, costs and results of operations. Moreover, since over 22% of our independent subsidiaries are located in California, we are particularly susceptible to revenue loss, cost increase or damage caused by natural disasters such as electrical power shortages, fires, earthquakes or mudslides, or increased liabilities that may arise from regulations as discussed within Item 2., under Government Regulation.

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

As of June 30, 2024, we leased 222 of our 312 independent subsidiaries. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.

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

Our Credit Facility has a borrowing capacity of up to $600.0 million in aggregate principal amount. As of June 30, 2024 and through the filing date of this report, we had no outstanding borrowings under our Credit Facility. Twenty-three of our subsidiaries have mortgage loans insured with the Department of Housing and Urban Development (HUD) for an aggregate amount of $148.6 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The terms of the mortgage loans range from 25- to 35-years.

We also have one outstanding promissory note with an aggregate principal amount of approximately $1.8 million as of June 30, 2024. The term of the note is 12 years. Because this promissory note is insured with HUD, our borrower subsidiary under the note is subject to HUD oversight and periodic inspections.

In addition, we had $2.8 billion of future operating lease obligations as of June 30, 2024. We intend to continue financing our independent subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (Treasury). Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect Standard Bearer's investors or Standard Bearer. We cannot predict how changes in the tax laws, including any tax reform called for by the current presidential administration, might affect Standard Bearer or its investors. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect its ability to qualify to be taxed as a REIT or the U.S. federal income tax consequences to Standard Bearer or its investors of such qualification. For instance, the Tax Cuts and Jobs Act (TCJA) significantly changed the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their shareholders. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or any future law changes on REITs or their shareholders. Changes to the U.S. federal tax laws and interpretations thereof, whether under the TCJA or otherwise, could adversely affect an investment in our stock. Additionally, REIT's that are related to our operation will likely be subject to the disclosure requirements of CMS's ownership transparency final rule (and analogous state rules), and may subject these REITs to additional public scrutiny.

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

Item 5. OTHER INFORMATION

Rule 10b5-1 Plan Elections

Barry R. Port, Chief Executive Officer and Director, entered into a Rule 10b5-1 trading arrangement on May 6, 2024. Mr. Port's 10b5-1 Plan provides for the potential exercise of vested stock options and the associated sale of up to 16,517 shares of the Company's common stock between August 5, 2024 and August 31, 2026.

Daren J. Shaw, a member of our Board of Directors, entered into a Rule 10b5-1 trading arrangement on May 6, 2024. Mr. Shaw's 10b5-1 Plan provides for the potential sale of up to 8,000 shares of the Company's common stock between August 15, 2024 and May 30, 2025.

Swati B. Abbott, a member of our Board of Directors, entered into a Rule 10b5-1 trading arrangement on June 11, 2024. Ms. Abbott's 10b5-1 Plan provides for the potential sale of up to 1,000 shares of the Company's common stock between September 13, 2024 and June 13, 2025.

These Rule 10b5-1 trading arrangements were entered into during open trading windows and are intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) under the Securities Exchange Act of 1934, as amended, and the Company's policies regarding transactions in Company securities.

Announcement of Lead Independent Director

On May 16, 2024, the Board of Directors approved and adopted the Lead Independent Director guidelines and also approved the appointment of Barry M. Smith as its lead independent director.

Mr. Smith has served as a member of our Board of Directors since 2014. He most recently served as Chairman and Chief Executive Officer of Magellan Health, Inc., the nation’s largest provider of behavioral health services and a leading national provider of radiology benefit management services, specialty pharmacy, and prescription benefit management services, since 2013. He retired from Magellan at the end of 2019. He founded and served as Chairman, President and Chief Executive Officer of VistaCare, Inc., a national provider of hospice services, from 1996 to 2002, and he served as Chairman of VistaCare in 2003. From 1990 through 1995, Mr. Smith served as Chairman and Chief Executive Officer of Value Rx, Inc., which was then one of the country’s largest pharmacy benefit management companies and, prior to that, served as vice president of operations for PCS Health Systems, also a pharmacy benefit management firm. We believe that Mr. Smith's extensive experience and leadership qualify him to serve as our Lead Independent Director.

The Lead Independent Director guidelines are available on the Investors Relations section of Ensign’s website at http://investor.ensigngroup.net. Information on our website is not incorporated by reference into this report and should not be considered part of this report.

Item 6.        EXHIBITS

EXHIBIT INDEX

Exhibit	Description

3.1
Fifth Amended and Restated Certificate of Incorporation of the Corporation, filed with the Delaware Secretary of State on November 15, 2007, and all Certificates of Amendment thereto filed with the Delaware Secretary of State through May 23, 2024.

3.2	Amended and Restated Bylaws of The Ensign Group, Inc. (attached as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33757) filed with the SEC on December 21, 2007)

3.3	Amendment to the Amended and Restated Bylaws, dated August 5, 2014 (attached as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-33757) filed with the SEC on August 8, 2014)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
* Documents not filed herewith are incorporated by reference to the prior filings identified in the table above.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ENSIGN GROUP, INC.

July 25, 2024	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer, Executive Vice President and Director (Principal Financial Officer and Principal Accounting Officer)