Form 10-Q
period 2024-09-30
ENSIGN GROUP, INC
filed 2024-10-24
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2024.
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
As of October 21, 2024, 57,295,682 shares of the registrant’s common stock, $0.001 par value, were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

PART I.
Item 1.        FINANCIAL STATEMENTS

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	September 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$532,066	$509,626
Accounts receivable—less allowance for doubtful accounts of $9,822 and $9,348 at September 30, 2024 and December 31, 2023, respectively	554,091	485,039
Investments—current	38,969	17,229
Prepaid income taxes	25,960	3,830
Prepaid expenses and other current assets	45,844	31,206
Total current assets	$1,196,930	$1,046,930
Property and equipment, net	1,217,689	1,090,771
Right-of-use assets	1,904,181	1,756,430
Insurance subsidiary deposits and investments	115,496	92,687
Deferred tax assets	65,193	67,124
Restricted and other assets	45,753	40,205
Intangible assets, net	6,676	6,525
Goodwill	77,241	76,869
TOTAL ASSETS	$4,629,159	$4,177,541
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$90,274	$92,811
Accrued wages and related liabilities	353,563	332,568
Lease liabilities—current	93,868	82,526
Accrued self-insurance liabilities—current	57,989	54,664
Other accrued liabilities	169,195	168,228
Current maturities of long-term debt	4,051	3,950
Total current liabilities	$768,940	$734,747
Long-term debt—less current maturities	142,577	145,497
Long-term lease liabilities—less current portion	1,777,566	1,639,326
Accrued self-insurance liabilities—less current portion	126,037	111,246
Other long-term liabilities	63,092	49,408
TOTAL LIABILITIES	$2,878,212	$2,680,224

Commitments and contingencies (Notes 15 and 20)

EQUITY
Ensign Group, Inc. stockholders' equity:
Common stock: $0.001 par value; 150,000 shares authorized; 60,681 and 57,281 shares issued and shares outstanding at September 30, 2024, respectively, and 59,987 and 56,597 shares issued and shares outstanding at December 31, 2023, respectively	61	60
Additional paid-in capital	514,336	465,707
Retained earnings	1,350,664	1,142,653
Common stock in treasury, at cost, 3,400 and 3,390 shares at September 30, 2024 and December 31, 2023, respectively	(117,764)	(116,555)
Total Ensign Group, Inc. stockholders' equity	$1,747,297	$1,491,865
Non-controlling interest	3,650	5,452
Total equity	$1,750,947	$1,497,317
TOTAL LIABILITIES AND EQUITY	$4,629,159	$4,177,541
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands, except per share data)
REVENUE
Service revenue	$1,076,092	$935,324	$3,111,151	$2,733,343
Rental revenue	5,684	5,467	17,082	15,634
TOTAL REVENUE	$1,081,776	$940,791	$3,128,233	$2,748,977
Expense:
Cost of services	859,992	741,069	2,479,615	2,160,080
Rent—cost of services	54,792	50,357	159,940	146,754
General and administrative expense	56,180	51,127	169,532	156,448
Depreciation and amortization	21,474	18,446	61,619	53,154
TOTAL EXPENSES	$992,438	$860,999	$2,870,706	$2,516,436
Income from operations	89,338	79,792	257,527	232,541
Other income (expense):
Interest expense	(2,024)	(2,024)	(6,028)	(6,083)
Interest income	7,607	5,259	21,151	12,785
Other income (expense)	3,753	(982)	7,686	2,237
Other income, net	$9,336	$2,253	$22,809	$8,939
Income before provision for income taxes	98,674	82,045	280,336	241,480
Provision for income taxes	20,107	18,077	61,628	53,453
NET INCOME	$78,567	$63,968	$218,708	$188,027
Less:
Net income attributable to noncontrolling interests	123	105	422	319
Net income attributable to The Ensign Group, Inc.	$78,444	$63,863	$218,286	$187,708

NET INCOME PER SHARE ATTRIBUTABLE TO THE ENSIGN GROUP INC.
Basic	$1.38	$1.14	$3.86	$3.38
Diluted	$1.34	$1.11	$3.76	$3.28
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	56,776	55,829	56,553	55,582
Diluted	58,444	57,337	58,125	57,245
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
BALANCE - JANUARY 1, 2024	56,597	$60	$465,707	$1,142,653	3,390	$(116,555)	$5,452	$1,497,317
Issuance of common stock to employees and directors resulting from the exercise of stock options	219	—	6,229	—	—	—	—	6,229
Issuance of restricted stock, net of forfeitures (Note 16)	88	—	6,165	—	—	—	—	6,165
Shares of common stock used to satisfy tax withholding obligations	—	—	—	—	—	(14)	—	(14)
Dividends declared ($0.0600 per share)	—	—	—	(3,414)	—	—	—	(3,414)
Employee stock award compensation	—	—	8,231	—	—	—	—	8,231
Acquisition of noncontrolling interest shares	—	—	(10)	—	—	—	—	(10)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	125	125
Noncontrolling interests attributable to subsidiary equity plan	—	—	14	—	—	—	(11)	3
Net income attributable to the Ensign Group, Inc.	—	—	—	68,835	—	—	—	68,835
BALANCE - MARCH 31, 2024	56,904	$60	$486,336	$1,208,074	3,390	$(116,569)	$5,566	$1,583,467
Issuance of common stock to employees and directors resulting from the exercise of stock options	117	1	4,089	—	—	—	—	4,090
Issuance of restricted stock, net of forfeitures (Note 16)	38	—	—	—	—	—	—	—
Shares of common stock used to satisfy tax withholding obligations	(10)	—	—	—	10	(1,195)	—	(1,195)
Dividends declared ($0.0600 per share)	—	—	—	(3,424)	—	—	—	(3,424)
Employee stock award compensation	—	—	8,978	—	—	—	—	8,978
Acquisition of noncontrolling interest shares	—	—	(29)	—	—	—	—	(29)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	174	174
Noncontrolling interests attributable to subsidiary equity plan	—	—	37	—	—	—	(34)	3
Net income attributable to the Ensign Group, Inc.	—	—	—	71,007	—	—	—	71,007
BALANCE - JUNE 30, 2024	57,049	$61	$499,411	$1,275,657	3,400	$(117,764)	$5,706	$1,663,071
Issuance of common stock to employees and directors resulting from the exercise of stock options	205	—	7,977	—	—	—	—	7,977
Issuance of restricted stock, net of forfeitures (Note 16)	27	—	—	—	—	—	—	—
Dividends declared ($0.0600 per share)	—	—	—	(3,437)	—	—	—	(3,437)
Employee stock award compensation	—	—	9,177	—	—	—	—	9,177
Acquisition of noncontrolling interest shares	—	—	(2,387)	—	—	—	(2,024)	(4,411)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	123	123
Noncontrolling interests attributable to subsidiary equity plan	—	—	158	—	—	—	(155)	3
Net income attributable to the Ensign Group, Inc.	—	—	—	78,444	—	—	—	78,444
BALANCE - SEPTEMBER 30, 2024	57,281	$61	$514,336	$1,350,664	3,400	$(117,764)	$3,650	$1,750,947

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
BALANCE - JANUARY 1, 2023	55,661	$59	$415,560	$946,339	3,368	$(114,626)	$1,468	$1,248,800
Issuance of common stock to employees and directors resulting from the exercise of stock options	145	1	2,653	—	—	—	—	2,654
Issuance of restricted stock, net of forfeitures	102	—	5,068	—	—	—	—	5,068
Shares of common stock used to satisfy tax withholding obligations	(1)	—	—	—	1	(20)	—	(20)
Dividends declared ($0.0575 per share)	—	—	—	(3,215)	—	—	—	(3,215)
Employee stock award compensation	—	—	6,573	—	—	—	—	6,573
Acquisition of noncontrolling interest shares	—	—	(77)	—	—	—	—	(77)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	117	117
Noncontrolling interests attributable to subsidiary equity plan	—	—	6	—	—	—	(4)	2
Net income attributable to the Ensign Group, Inc.	—	—	—	59,852	—	—	—	59,852
BALANCE - MARCH 31, 2023	55,907	$60	$429,783	$1,002,976	3,369	$(114,646)	$1,581	$1,319,754
Issuance of common stock to employees and directors resulting from the exercise of stock options	253	—	5,905	—	—	—	—	5,905
Issuance of restricted stock, net of forfeitures	54	—	—	—	—	—	—	—
Shares of common stock used to satisfy tax withholding obligations	(21)	—	—	—	21	(1,909)	—	(1,909)
Dividends declared ($0.0575 per share)	—	—	—	(3,231)	—	—	—	(3,231)
Employee stock award compensation	—	—	8,881	—	—	—	—	8,881
Acquisition of noncontrolling interest shares	—	—	(100)	—	—	—	—	(100)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	97	97
Noncontrolling interests attributable to subsidiary equity plan	—	—	(3,937)	—	—	—	3,940	3
Net income attributable to the Ensign Group, Inc.	—	—	—	63,993	—	—	—	63,993
BALANCE - JUNE 30, 2023	56,193	$60	$440,532	$1,063,738	3,390	$(116,555)	$5,618	$1,393,393
Issuance of common stock to employees and directors resulting from the exercise of stock options	180	—	4,148	—	—	—	—	4,148
Issuance of restricted stock, net of forfeitures	40	—	—	—	—	—	—	—
Dividends declared ($0.0575 per share)	—	—	—	(3,243)	—	—	—	(3,243)
Employee stock award compensation	—	—	7,230	—	—	—	—	7,230
Acquisition of noncontrolling interest shares	—	—	(57)	—	—	—	—	(57)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	105	105
Noncontrolling interests attributable to subsidiary equity plan	—	—	30	—	—	—	(27)	3
Net income attributable to the Ensign Group, Inc.	—	—	—	63,863	—	—	—	63,863
BALANCE - SEPTEMBER 30, 2023	56,413	$60	$451,883	$1,124,358	3,390	$(116,555)	$5,696	$1,465,442
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$218,708	$188,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,619	53,154
Amortization of deferred financing fees	796	802
Non-cash leasing arrangement	590	692
Impairment of long-lived assets	1,849	—
Deferred income taxes	1,931	(325)
Provision for doubtful accounts	1,419	3,081
Stock-based compensation	26,406	22,691
Cash received from insurance proceeds	199	1,396
Loss (gain) on sale of assets and insurance claims	849	(995)
Litigation adjustment	(4,289)	(818)
Change in operating assets and liabilities
Accounts receivable	(69,025)	(66,630)
Prepaid income taxes	(22,130)	4,643
Prepaid expenses and other assets	(16,668)	1,459
Cash surrender value of life insurance policy premiums	(14,840)	(11,723)
Deferred compensation liability	14,941	11,663
Operating lease obligations	331	(6,345)
Accounts payable	(5,237)	704
Accrued wages and related liabilities	25,303	24,700
Income taxes payable	—	40,781
Other accrued liabilities	5,997	11,387
Accrued self-insurance liabilities	17,381	13,090
Other long-term liabilities	600	(37)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$246,730	$291,397
Cash flows from investing activities:
Purchase of property and equipment	(110,079)	(77,360)
Cash payments for business acquisitions	(494)	—
Cash payments for asset acquisitions	(82,890)	(53,684)
Escrow deposits	(3,846)	(325)
Cash from insurance proceeds	1,562	1,129
Cash proceeds from the sale of assets	2,808	48
Purchases of investments	(52,262)	(20,538)
Maturities of investments	22,553	12,103
Other restricted assets	(817)	873
NET CASH USED IN INVESTING ACTIVITIES	$(223,465)	$(137,754)

Cash flows from financing activities:
Proceeds from debt (Note 15)	400	—
Payments on debt	(3,350)	(2,917)
Issuance of common stock upon exercise of options	18,296	12,707
Repurchase of shares of common stock to satisfy tax withholding obligations	(1,209)	(1,929)
Dividends paid	(10,234)	(9,647)
Non-controlling interest distribution	(278)	(4)
Purchase of non-controlling interest	(4,450)	(234)
Payments of deferred financing costs	—	(19)

NET CASH USED IN FINANCING ACTIVITIES	$(825)	$(2,043)
Net increase in cash and cash equivalents	22,440	151,600
Cash and cash equivalents beginning of period	509,626	316,270
Cash and cash equivalents end of period	$532,066	$467,870

	Nine Months Ended September 30,
(In thousands)	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$5,276	$5,287
Income taxes	81,962	8,480
Lease liabilities	159,487	146,162
Non-cash financing and investing activity
Accrued capital expenditures	$7,300	$4,100
Accrued dividends declared	3,437	3,243
Right-of-use assets obtained in exchange for new and modified operating lease obligations	220,815	373,832

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, shares and options in thousands, except per share data)
1. DESCRIPTION OF BUSINESS
The Company — The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company's independent subsidiaries provide health care services across the post-acute care continuum and engage in the ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare-related properties and ancillary businesses. As of September 30, 2024, the Company's independent subsidiaries operated 322 facilities and other ancillary operations located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Tennessee, Texas, Utah, Washington and Wisconsin. The Company's independent subsidiaries have a collective capacity of approximately 33,000 operational skilled nursing beds and 3,100 senior living units. As of September 30, 2024, the Company's independent subsidiaries operated 231 facilities under long-term lease arrangements and had options to purchase 12 of those 231 facilities. The Company's real estate portfolio consists of 121 owned real estate properties, which includes 91 facilities operated and managed by the Company's independent subsidiaries, 30 operations leased to and operated by third-party operators and the Service Center (defined below) location. Of those 30 third-party operations, one senior living operation is located on the same real estate property as a skilled nursing operation that an independent subsidiary operates.
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
The Company's captive real estate investment trust (REIT), Standard Bearer Healthcare REIT, Inc. (Standard Bearer), owns and manages its real estate business. The REIT structure provides the Company with an efficient vehicle for future acquisitions of properties that could be operated by Ensign's independent subsidiaries or other third parties. Standard Bearer has elected to be taxed as a REIT for U.S. federal income tax purposes. Refer to Note 6, Standard Bearer for additional information on Standard Bearer.
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
Other Information — The accompanying condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 (collectively, the Interim Financial Statements) are unaudited. Certain information and note disclosures normally included in the annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue from the Medicare and Medicaid programs accounted for 70.2% and 71.0% of all service revenue for the three and nine months ended September 30, 2024, respectively, and 72.1% and 72.8% of all service revenue for the three and nine months ended September 30, 2023, respectively. Settlements with Medicare and Medicaid payors for retroactive adjustments due to audits and reviews are considered variable consideration and are included in the determination of the estimated transaction price. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity. Consistent with healthcare industry practices, any changes to these revenue estimates are recorded in the period the change or adjustment becomes known based on the final settlement. The Company recorded adjustments to revenue which were not material to the Company's revenue for the three and nine months ended September 30, 2024 and 2023.

Service revenue for the three and nine months ended September 30, 2024 and 2023 is summarized in the following tables:

	Three Months Ended September 30,
	2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid(1)(2)	$425,642	39.6%	$374,838	40.1%
Medicare	263,594	24.5	237,531	25.4
Medicaid — skilled	65,907	6.1	62,452	6.6
Total Medicaid and Medicare	$755,143	70.2%	$674,821	72.1%
Managed care	202,528	18.8	170,747	18.3
Private and other(3)	118,421	11.0	89,756	9.6
SERVICE REVENUE	$1,076,092	100.0%	$935,324	100.0%
(1) Medicaid payor includes revenue for senior living operations.
(2) Medicaid payor includes revenue related to state relief funding during the three months ended September 30, 2023.
(3) Private and other also includes revenue from senior living operations and all revenue generated in other ancillary services.

	Nine Months Ended September 30,
	2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid(1)(2)	$1,227,565	39.5%	$1,074,883	39.3%
Medicare	788,046	25.3	733,335	26.8
Medicaid — skilled	192,185	6.2	182,394	6.7
Total Medicaid and Medicare	$2,207,796	71.0%	$1,990,612	72.8%
Managed care	581,654	18.7	488,511	17.9
Private and other(3)	321,701	10.3	254,220	9.3
SERVICE REVENUE	$3,111,151	100.0%	$2,733,343	100.0%
(1) Medicaid payor includes revenue for senior living operations.
(2) Medicaid payor includes revenue related to state relief funding during the nine months ended September 30, 2023.
(3) Private and other also includes revenue from senior living operations and all revenue generated in other ancillary services.
In addition to the service revenue above, the Company's rental revenue derived from triple-net lease arrangements with third parties were $5,684 and $17,082, respectively, for the three and nine months ended September 30, 2024 and $5,467 and $15,634, respectively, for the three and nine months ended September 30, 2023.
State relief funding
In 2023, the Company received state relief funding through Medicaid programs from various states, including healthcare relief funding under the American Rescue Plan Act (ARPA), increases in the Federal Medical Assistance Percentage (FMAP) under the Families First Coronavirus Response Act (FFCRA) and other state specific relief programs. The funding generally incorporates specific use requirements primarily for direct patient care including labor related expenses that are attributable to the COVID-19 pandemic or are associated with providing patient care. Due to the expiration of the COVID-19 Public Health Emergency in May 2023, the Company did not receive additional funding during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, the Company received $9,900 and $54,744 in state relief funding and recognized $10,298 and $55,109, respectively, as revenue.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Balance Sheet Impact
Included in the Company’s condensed consolidated balance sheets are contract balances, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company had no material contract liabilities and contract assets as of September 30, 2024 and December 31, 2023, or activity during the three and nine months ended September 30, 2024 and 2023.

Accounts receivable consist primarily of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans and private payor sources, net of estimates for variable consideration. Accounts receivable as of September 30, 2024 and December 31, 2023, is summarized in the following table:

	September 30, 2024	December 31, 2023
Medicaid	$222,056	$178,285
Managed care	138,543	125,907
Medicare	79,427	85,512
Private and other payors	123,887	104,683
	$563,913	$494,387
Less: allowance for doubtful accounts	(9,822)	(9,348)
ACCOUNTS RECEIVABLE, NET	$554,091	$485,039
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
A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NUMERATOR:
Net income	$78,567	$63,968	$218,708	$188,027
Less: net income attributable to noncontrolling interests	123	105	422	319
Net income attributable to The Ensign Group, Inc.	$78,444	$63,863	$218,286	$187,708

DENOMINATOR:
Weighted average shares outstanding for basic net income per share	56,776	55,829	56,553	55,582
Basic net income per common share:	$1.38	$1.14	$3.86	$3.38

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NUMERATOR:
Net income	$78,567	$63,968	$218,708	$188,027
Less: net income attributable to noncontrolling interests	123	105	422	319
Net income attributable to The Ensign Group, Inc.	$78,444	$63,863	$218,286	$187,708

DENOMINATOR:
Weighted average common shares outstanding	56,776	55,829	56,553	55,582
Plus: incremental shares from assumed conversion (1)	1,668	1,508	1,572	1,663
Adjusted weighted average common shares outstanding	58,444	57,337	58,125	57,245
Diluted net income per common share:	$1.34	$1.11	$3.76	$3.28
(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 400 and 858 for the three and nine months ended September 30, 2024, respectively, and 1,475 and 1,389 for the three and nine months ended September 30, 2023, respectively.
5. FAIR VALUE MEASUREMENTS

The Company's financial assets include investments, some of which are designated to support long-term insurance subsidiary liabilities, are carried at amortized cost basis of $90,422 and $59,530, as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, the amortized cost basis of these financial assets are considered to approximate fair value and are derived using Level 2 inputs.

The Company's financial assets also include the contracts insuring the lives of certain employees who are eligible to participate in non-qualified deferred compensation plans that are held in a rabbi trust. The cash surrender value of these contracts is based on funds that shadow the investment allocations specified by participants in the deferred compensation plan and are held at fair value. As of September 30, 2024, and December 31, 2023, the fair value of the investment funds was $56,056 and $41,216, respectively, which are derived using Level 2 inputs.

Additionally, the Company has other investments held at historical cost basis, which are not material, for which the fair value is derived using Level 3 inputs. The Company believes its amortized cost basis investments that were in an unrealized loss position as of September 30, 2024 and December 31, 2023 do not require an allowance for expected credit losses, nor has any event occurred through the filing date of this report that would indicate differently.
6. STANDARD BEARER
Standard Bearer's real estate portfolio consists of 116 of the Company's 121 owned real estate properties, of which 87 are operated and managed by the Company's independent subsidiaries and 30 are leased to and operated by third-party operators. Of those 30 operations, one senior living operation is located on the same real estate property as a skilled nursing operation that an independent subsidiary operates.
During the nine months ended September 30, 2024, Standard Bearer acquired the real estate of seven stand-alone skilled nursing operations and two campus operations for an aggregate purchase price of $81,274. These new additions are operated by nine of the Company's independent subsidiaries. Refer to Note 7, Operation Expansions, for additional information.
Subsequent to September 30, 2024, Standard Bearer acquired the real estate of one campus operation for an aggregate purchase price of $3,140, which is operated by one of the Company's independent subsidiaries. Refer to Note 7, Operation Expansions, for additional information.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intercompany master lease agreements
Certain of the Company's independent subsidiaries and 87 Standard Bearer independent real estate subsidiaries have entered into six triple-net master lease agreements (collectively, the Standard Bearer Master Leases). The lease periods range from 15 to 19 years with three five-year renewal options beyond the initial term, on the same terms and conditions. The rent structure under the Standard Bearer Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the independent subsidiaries are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties; (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Rental revenue generated from Ensign affiliated operations was $20,234 and $57,396, respectively, for the three and nine months ended September 30, 2024 and $16,976 and $49,035, respectively, for the three and nine months ended September 30, 2023.
Intercompany management agreement
Standard Bearer has no employees. The Service Center provides personnel and services to Standard Bearer pursuant to the management agreement between Standard Bearer and the Service Center. The management agreement provides for a base management fee that is equal to 5% of total rental revenue and an incentive management fee that is equal to 5% of funds from operations (FFO) and is capped at 1% of total rental revenue, for a total of 6%. Management fee generated between Standard Bearer and the Service Center for the three and nine months ended September 30, 2024 were $1,466 and $4,199, respectively. Management fees generated between Standard Bearer and the Service Center for the three and nine months ended September 30, 2023 were $1,259 and $3,636, respectively.
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
Equity Instrument Denominated in the Shares of a Subsidiary
As part of the formation of Standard Bearer in 2022, the Company established the Standard Bearer Healthcare REIT, Inc. 2022 Omnibus Incentive Plan (Standard Bearer Equity Plan). The Company may grant stock options and restricted stock awards under the Standard Bearer Equity Plan to employees and management of Ensign's independent subsidiaries. These awards generally vest over a period of five years or upon the occurrence of certain prescribed events. The value of the stock options and restricted stock awards is tied to the value of the common stock of Standard Bearer, which is determined based on an independent valuation of Standard Bearer. The awards can be put to Standard Bearer at various prescribed dates, which in no event is earlier than six months after vesting of the restricted awards or exercise of the stock options. The Company can also call the awards, generally upon employee termination. During the nine months ended September 30, 2024 and 2023, the Company did not grant any stock options or restricted shares under the Standard Bearer Equity Plan.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2024 Expansions
During the nine months ended September 30, 2024, the Company expanded its operations and real estate portfolio through a combination of long-term leases and real estate purchases, with the addition of 24 stand-alone skilled nursing operations and two campus operations. One of the stand-alone skilled nursing operations includes a long-term acute care hospital. Of these additions, Standard Bearer acquired the real estate of nine of these operations, all of which were leased back to the Company's independent subsidiaries. Refer to Note 6, Standard Bearer, for additional information on the purchase of real estate properties. These new operations added a total of 2,565 operational skilled nursing beds and 202 operational senior living units to be operated by the Company's independent subsidiaries. Included within the operational skilled nursing beds are 43 long-term acute care beds. In connection with the new operations obtained through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company entered into a separate operations transfer agreement with each prior operator as part of each transaction. The Company also invested in new ancillary services that are complementary to its existing businesses.
Subsequent to September 30, 2024, the Company expanded its operations and real estate portfolio with the addition of one campus operation. Standard Bearer acquired the real estate of this operation, which was leased back to the Company's independent subsidiary. The new operation added 83 operational skilled nursing beds and 20 operational senior living units to be operated by the Company's independent subsidiary. Refer to Note 6, Standard Bearer, for additional information on the purchases of real estate properties.
2023 Expansions
During the nine months ended September 30, 2023, the Company expanded its operations through long-term leases, with the addition of 24 stand-alone skilled nursing operations. Of these additions, Standard Bearer acquired the real estate of three of the stand-alone skilled nursing operations, which were leased back to Ensign affiliated entities. These new operations added a total of 2,340 operational skilled nursing beds operated by the Company's independent subsidiaries. The Company also invested in new ancillary services that are complementary to its existing businesses. In connection with the new operations obtained through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company entered into a separate operations transfer agreement with each prior operator as part of each transaction.

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return. The operations added by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operations, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired independent subsidiaries. The assets added during the nine months ended September 30, 2024 were not material operations to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These additions have been included in the condensed consolidated balance sheets of the Company, and the operating results have been included in the condensed consolidated statements of income of the Company since the date the Company gained effective control.
8. BUSINESS SEGMENTS

The Company has two reportable segments: (1) skilled services, which includes the operation of skilled nursing facilities and rehabilitation therapy services and (2) Standard Bearer, which is comprised of selected real estate properties owned by Standard Bearer and leased to skilled nursing and senior living operators. As of September 30, 2024, the skilled services segment includes 282 skilled nursing and 29 campus operations that provide both skilled nursing and rehabilitative care services and senior living services. The Company's Standard Bearer segment consists of 116 owned real estate properties.

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

The following tables set forth financial information for the segments:

	Three Months Ended September 30, 2024
	Skilled Services	Standard Bearer	All Other(1)	Intercompany Elimination	Total
Service revenue(2)	$1,033,113	$—	$48,209	$(5,230)	$1,076,092
Rental revenue(3)	—	24,429	2,935	(21,680)	5,684
TOTAL REVENUE	$1,033,113	$24,429	$51,144	$(26,910)	$1,081,776
Segment income (loss)	128,489	7,274	(36,603)	—	99,160
Loss on long-lived assets					(486)
Income before provision for income taxes					$98,674
Depreciation and amortization	11,541	7,484	2,449	—	21,474
Interest expense(4)	$—	$7,251	$308	$(5,535)	$2,024
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
(3) All Other rental revenue includes rental revenue associated with the Company's subleases to third parties of $1,089 for the three months ended September 30, 2024. Intercompany rental revenue represents rental income generated by both Standard Bearer and other real estate properties with the Company's independent subsidiaries. Intercompany rental revenue is eliminated in consolidation along with corresponding intercompany rent expense.
(4) Included in interest expense in Standard Bearer is interest expense incurred from intercompany debt arrangements between Standard Bearer and The Ensign Group, Inc. Intercompany interest expense is eliminated in the "Intercompany Elimination" column.

	Three Months Ended September 30, 2023
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

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Nine Months Ended September 30, 2024
	Skilled Services	Standard Bearer	All Other (1)	Intercompany Elimination	Total
Service revenue(2)	$2,994,000	$—	$132,175	$(15,024)	$3,111,151
Rental revenue(3)	—	69,984	8,880	(61,782)	17,082
TOTAL REVENUE	$2,994,000	$69,984	$141,055	$(76,806)	$3,128,233
Segment income (loss)	377,483	21,892	(116,704)	—	282,671
Loss on long-lived assets					(2,335)
Income before provision for income taxes					$280,336
Depreciation and amortization	32,988	21,479	7,152	—	61,619
Interest expense(4)	$—	$19,927	$919	$(14,818)	$6,028
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
(3) All Other rental revenue includes rental revenue associated with the Company's subleases to third parties of $3,258 for the nine months ended September 30, 2024. Intercompany rental revenue represents rental income generated by both Standard Bearer and other real estate properties with the Company's independent subsidiaries. Intercompany rental revenue is eliminated in consolidation along with corresponding intercompany rent expense.
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

Service revenue by major payor source were as follows:

	Three Months Ended September 30, 2024
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$416,190	$9,452	$425,642	39.6%
Medicare	263,594	—	263,594	24.5
Medicaid-skilled	65,907	—	65,907	6.1
Subtotal	$745,691	$9,452	$755,143	70.2%
Managed care	202,528	—	202,528	18.8
Private and other(2)	84,894	33,527	118,421	11.0
TOTAL SERVICE REVENUE	$1,033,113	$42,979	$1,076,092	100.0%

(1) Medicaid payor includes revenue generated from senior living operations.
(2) Private and other also includes revenue from senior living operations and all revenue generated in other ancillary services.
(3) All Other incorporates intercompany eliminations.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended September 30, 2023
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$367,079	$7,759	$374,838	40.1%
Medicare	237,531	—	237,531	25.4
Medicaid-skilled	62,452	—	62,452	6.6
Subtotal	$667,062	$7,759	$674,821	72.1%
Managed care	170,747	—	170,747	18.3
Private and other(2)	65,158	24,598	89,756	9.6
TOTAL SERVICE REVENUE	$902,967	$32,357	$935,324	100.0%

(1) Medicaid payor includes revenue generated from senior living operations and revenue related to state relief funding.
(2) Private and other also includes revenue from senior living operations and all revenue generated in other ancillary services.
(3) All Other incorporates intercompany eliminations.

	Nine Months Ended September 30, 2024
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$1,201,435	$26,130	$1,227,565	39.5%
Medicare	788,046	—	788,046	25.3
Medicaid-skilled	192,185	—	192,185	6.2
Subtotal	$2,181,666	$26,130	$2,207,796	71.0%
Managed care	581,654	—	581,654	18.7
Private and other(2)	230,680	91,021	321,701	10.3
TOTAL SERVICE REVENUE	$2,994,000	$117,151	$3,111,151	100.0%
(1) Medicaid payor includes revenue generated from senior living operations.
(2) Private and other payors also includes revenue from senior living operations and all revenue generated in other ancillary services.
(3) All Other incorporates intercompany eliminations.

	Nine Months Ended September 30, 2023
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$1,052,904	$21,979	$1,074,883	39.3%
Medicare	733,335	—	733,335	26.8
Medicaid-skilled	182,394	—	182,394	6.7
Subtotal	$1,968,633	$21,979	$1,990,612	72.8%
Managed care	488,511	—	488,511	17.9
Private and other(2)	180,946	73,274	254,220	9.3
TOTAL SERVICE REVENUE	$2,638,090	$95,253	$2,733,343	100.0%
(1) Medicaid payor includes revenue generated from senior living operations and revenue related to state relief funding.
(2) Private and other payors also includes revenue from senior living operations and all revenue generated in other ancillary services.
(3) All Other incorporates intercompany eliminations.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. PROPERTY AND EQUIPMENT - NET

Property and equipment, net consists of the following:

	September 30, 2024	December 31, 2023
Land	$160,235	$142,656
Buildings and improvements	877,923	803,155
Leasehold improvements	193,939	172,064
Equipment	383,718	339,383
Furniture and fixtures	4,297	4,192
Construction in progress	46,605	25,563
	$1,666,717	$1,487,013
Less: accumulated depreciation	(449,028)	(396,242)
PROPERTY AND EQUIPMENT, NET	$1,217,689	$1,090,771
Management evaluated its long-lived assets and recorded an impairment charge of $1,849 during the nine months ended September 30, 2024. The Company determined there was no impairment during the three months ended September 30, 2024 and during the three and nine months ended September 30, 2023. See also Note 6, Standard Bearer and Note 7, Operation Expansions for information on acquisitions during the nine months ended September 30, 2024.
10. INTANGIBLE ASSETS - NET

		September 30, 2024			December 31, 2023
	Weighted Average Life (Years)
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Assembled occupancy	0.4	$1,296	$(1,192)	$104	$781	$(742)	$39
Facility trade name	30.0	733	(458)	275	733	(439)	294
Customer relationships	18.4	4,582	(2,849)	1,733	4,582	(2,692)	1,890
TOTAL		$6,611	$(4,499)	$2,112	$6,096	$(3,873)	$2,223

During the three and nine months ended September 30, 2024, amortization expense was $598 and $1,535, respectively, of which $303 and $909 was related to the amortization of right-of-use assets, respectively. Amortization expense for the three and nine months ended September 30, 2023 was $495 and $1,256, respectively, of which $303 and $899 was related to the amortization of right-of-use assets, respectively.

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2024 (remainder)	$163
2025	234
2026	234
2027	234
2028	234
2029	234
Thereafter	779
$2,112

Other indefinite-lived intangible assets consist of the following:

	September 30, 2024	December 31, 2023
Trade name	$889	$889
Medicare and Medicaid licenses	3,675	3,413
TOTAL	$4,564	$4,302

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. GOODWILL
Goodwill is subject to annual testing for impairment during the fourth quarter of each year. In addition, goodwill is tested for impairment if events occur or circumstances indicate that its carrying value may not be recoverable. There were no indicators of goodwill impairment noted during the three and nine months ended September 30, 2024. The Company anticipates that the majority of goodwill recognized will be fully deductible for tax purposes as of September 30, 2024. Provided that goodwill corresponds to the acquisition of a business and not merely the acquisition of real estate property, the Company's Standard Bearer segment appropriately does not carry a goodwill balance. The following table represents activity in goodwill by the skilled services segment and "all other" category as of and for the nine months ended September 30, 2024:

	Goodwill
	Skilled Services	All Other	Total
January 1, 2024	$67,886	$8,983	$76,869
Additions	—	372	372
September 30, 2024	$67,886	$9,355	$77,241

12. RESTRICTED AND OTHER ASSETS
Restricted and other assets consist of the following:

	September 30, 2024	December 31, 2023
Debt issuance costs, net	$2,217	$2,883
Long-term insurance losses recoverable asset	16,648	15,913
Capital improvement reserves with landlords and lenders	5,618	4,870
Deposits with landlords	2,680	2,661
Escrow deposits	3,846	1,216
Other	14,744	12,662
RESTRICTED AND OTHER ASSETS	$45,753	$40,205
Included in restricted and other assets as of September 30, 2024 and December 31, 2023 are anticipated insurance recoveries related to the Company's workers' compensation and general and professional liability claims that are recorded on a gross, rather than net, basis.
13. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	September 30, 2024	December 31, 2023
Quality assurance fee	$11,845	$14,035
Refunds payable	55,651	51,248
Resident advances	9,541	10,834
Cash held in trust for patients	6,095	6,215
Dividends payable	3,437	3,396
Property taxes	15,166	12,875
Accrued litigation (Note 20)	47,445	51,734
Other	20,015	17,891
OTHER ACCRUED LIABILITIES	$169,195	$168,228

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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. INCOME TAXES
The Company recorded income tax expense of $61,628 and $53,453 during the nine months ended September 30, 2024 and 2023, respectively, or 22.0% of earnings before income taxes for the nine months ended September 30, 2024, compared to 22.1% for the nine months ended September 30, 2023. The effective tax rate for both periods is driven by the impact of excess tax benefits from stock-based compensation, offset by non-deductible expenses including non-deductible compensation.

The Company is not currently under examination by any major income tax jurisdiction. During 2024, the statutes of limitations will lapse on the Company's 2020 federal tax year and certain 2019 and 2020 state tax years. The Company does not believe the federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the nine months ended September 30, 2024 and 2023.
15. DEBT
Debt consists of the following:

	September 30, 2024	December 31, 2023
Mortgage loans and promissory note	$149,438	$152,388
Less: current maturities	(4,051)	(3,950)
Less: debt issuance costs, net	(2,810)	(2,941)
LONG-TERM DEBT LESS CURRENT MATURITIES	$142,577	$145,497
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

Borrowings made under the Credit Facility are guaranteed, jointly and severally, by certain of the Company’s wholly-owned subsidiaries, and are secured by a pledge of stock of the Company's material independent subsidiaries as well as a first lien on substantially all of such independent subsidiaries' personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the terms of the Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of (i) a maximum consolidated total net debt to consolidated EBITDA ratio (which shall not be greater than 3.75:1.00; provided that if the aggregate consideration for approved acquisitions in a six month period is greater than $50,000, then the ratio can be increased at the election of the Company with notice to the administrative agent to 4.25:1.00 for the first fiscal quarter and the immediately following three fiscal quarters), and (ii) a minimum interest/rent coverage ratio (which cannot be less than 1.50:1.00). As of September 30, 2024, there was no outstanding debt under the Credit Facility. The Company was in compliance with all loan covenants as of September 30, 2024.
Mortgage Loans and Promissory Note

As of September 30, 2024, the Company has 23 subsidiaries that have mortgage loans insured with HUD in the aggregate amount of $147,744, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates in a range of 3.1% to 4.2%, including fixed interest rates in a range of 2.4% to 3.3% per annum. In addition to the interest rate, the Company incurs other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees based on the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10.0% and is reduced by 3.0% in the fourth year of the loan, and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In addition to the HUD mortgage loans above, the Company has a promissory note of $1,694 that bears a fixed interest rate of 5.3% per annum and has a term of 12 years. The note, which was assumed as part of an acquisition, is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.

Based on Level 2 inputs, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.
Off-Balance Sheet Arrangements

As of September 30, 2024, the Company had approximately $27,893 of borrowing capacity under the Credit Facility pledged as collateral to secure outstanding letters of credit, which increased by $21,638 from December 31, 2023. The Company believes that its outstanding letters of credit as of September 30, 2024 do not require an allowance for expected credit losses, nor has any event occurred through the filing date of this report that would indicate differently.

16. OPTIONS AND AWARDS
Stock-based compensation expense consists of stock-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2024 and 2023 was based on awards expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
2022 Omnibus Incentive Plan (2022 Plan) — The Company has one stock incentive plan, the 2022 Omnibus Incentive Plan (the 2022 Plan), pursuant to which grants of the Company's securities may currently be made. Including the shares rolled over from the 2017 Omnibus Incentive Plan, the 2022 Plan provides for the issuance of 3,452 shares of common stock. The number of shares available to be issued under the 2022 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) two shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). Non-employee director options, to the extent granted, will vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other options generally vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. At September 30, 2024, the total number of shares available for issuance under the 2022 Plan was 708.
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
Stock Options
The Company used the following assumptions for stock options granted during the three months ended September 30, 2024 and 2023:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2024	112	3.8%	6.2 years	40.3%	0.2%
2023	193	4.4%	6.1 years	41.3%	0.2%

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company used the following assumptions for stock options granted during the nine months ended September 30, 2024 and 2023:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2024	466	4.2%	6.1 years	40.7%	0.2%
2023	606	4.0%	6.2 years	41.4%	0.3%
For the nine months ended September 30, 2024 and 2023, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2024	466	$127.07	$57.81
2023	606	$92.54	$42.50
The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended September 30, 2024 and 2023 and therefore, the intrinsic value was $0 at the date of grant.
The following table represents the employee stock option activity during the nine months ended September 30, 2024:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2024	3,991	$62.65	1,887	$39.58
Granted	466	127.07
Forfeited	(63)	85.07
Exercised	(541)	33.84
September 30, 2024	3,853	$74.11	1,825	$49.48

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of September 30, 2024 and December 31, 2023 is as follows:

Options	September 30, 2024	December 31, 2023

Outstanding	$268,924	$197,819
Vested	172,130	137,048
Expected to vest	90,475	56,759
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options. The aggregate intrinsic value of options that vested during the nine months ended September 30, 2024 and 2023 was $34,971 and $16,856, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2024 and 2023 was $50,840 and $43,299, respectively.
Restricted Stock Awards
The Company granted 29 and 166 restricted stock awards during the three and nine months ended September 30, 2024, respectively. The Company granted 49 and 215 restricted stock awards during the three and nine months ended September 30, 2023, respectively. All awards were granted at an issue price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the nine months ended September 30, 2024 and 2023 ranged from $116.65 to $146.37 and $89.83 to $98.31, respectively. The fair value per share includes quarterly stock awards to non-employee directors. Included in the restricted stock award grants are $6,165 and $5,068 of annual bonuses that were settled in vested restricted stock awards during the nine months ended September 30, 2024 and 2023, respectively.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the status of the Company's non-vested restricted stock awards as of September 30, 2024 and changes during the nine months ended September 30, 2024 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2024	431	$78.91
Granted	166	123.93
Vested	(192)	86.47
Forfeited	(13)	80.53
Nonvested at September 30, 2024	392	$94.22
During the three and nine months ended September 30, 2024, the Company granted 4 and 13, respectively, automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards ranged from $116.65 to $135.18 based on the market price on the grant date.
Long-Term Incentive Plan
On August 27, 2019, the Board approved the Long-Term Incentive Plan (the 2019 LTI Plan). The 2019 LTI Plan provides that certain employees of the Company who assisted in the consummation of the spin-off of The Pennant Group, Inc. (Pennant) from the Company in 2019 (spin-off) were granted shares of restricted stock upon successful completion of the spin-off. The 2019 LTI Plan provides for the issuance of 500 shares of Pennant restricted stock. The shares are vested over five years at 20% per year on the anniversary of the grant date. If a recipient is terminated or voluntarily leaves the Company, all shares subject to restriction or not yet vested are entirely forfeited. The total stock-based compensation related to the 2019 LTI Plan was approximately $132 and $546 for the three and nine months ended September 30, 2024, respectively, compared to $218 and $620 for the three and nine months ended September 30, 2023, respectively.
Stock-based compensation expense
Stock-based compensation expense recognized for the Company's equity incentive plans and long-term incentive plan for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-based compensation expense related to stock options	$5,699	$4,051	$16,205	$12,439
Stock-based compensation expense related to restricted stock awards	2,883	2,774	8,546	8,983
Stock-based compensation expense related to restricted stock awards to non-employee directors	595	405	1,635	1,262
TOTAL	$9,177	$7,230	$26,386	$22,684
In future periods, the Company expects to recognize approximately $76,142 and $32,427 in stock-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of September 30, 2024. Future stock-based compensation expense will be recognized over 3.8 and 3.6 weighted average years for unvested options and restricted stock awards, respectively. There were 2,028 unvested and outstanding options as of September 30, 2024, of which 1,873 shares are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest as of September 30, 2024 was 6.8 years.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17. LEASES
The Company leases from CareTrust REIT, Inc. (CareTrust) real property associated with 100 independent skilled nursing and senior living facilities used in the Company’s operations, 99 of which are under nine “triple-net” master lease agreements (collectively, the Master Leases), which range in terms from 13 to 20 years. At the Company’s option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. The extension of the term of any of the Master Leases is subject to the following conditions: (1) no event of default under any of the Master Leases having occurred and continuing; and (2) the tenants providing timely notice of their intent to renew. The term of the Master Leases is subject to termination prior to the expiration of the current term upon default by the tenants in their obligations, if not cured within any applicable cure periods set forth in the Master Leases. If the Company elects to renew the term of a Master Lease, the renewal will be effective to all, but not less than all, of the leased property then subject to the Master Lease. Additionally, four of the 100 facilities leased from CareTrust include an option to purchase that the Company can exercise starting on December 1, 2024. In the first quarter of 2024, the Company added two operations and extended the term for one of the Master Leases to 20 years. As a result, the total lease liabilities and right-of-use assets increased by $48,112 to reflect the new lease obligations. In the third quarter of 2024, the Company added one operation and extended the term for one of the Master Leases to 15 years. As a result, the total lease liabilities and right-of-use assets increased by $24,391 to reflect the new lease obligations.
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
The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The terms and conditions of the one stand-alone lease are substantially the same as those for the master leases described above. Total rent expense under the Master Leases was approximately $17,635 and $51,707 for the three and nine months ended September 30, 2024, respectively, and $16,741 and $49,698 for the three and nine months ended September 30, 2023, respectively.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is in compliance with requirements of the Master Leases as of September 30, 2024.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Ninety of the Company’s independent subsidiaries, excluding the subsidiaries that are operated under the Master Leases with CareTrust, are operated under 14 separate master lease arrangements. In the first quarter of 2024, the Company amended one of the separate master lease arrangements to add two stand-alone skilled nursing operations operated by the Company's independent subsidiaries. The amended master lease increased the lease liabilities and right-of-use assets by $30,980 to reflect the new lease obligations and extended the term to 20 years. In the third quarter of 2024, the Company entered into one new master lease arrangement to add six stand-alone skilled nursing operations operated by the Company's independent subsidiaries. The new master lease increased the lease liabilities and right-of-use assets by $40,636 to reflect the new lease obligations for a term of 15 years. Under the master leases, a default at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.

The components of operating lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Rent - cost of services(1)	$54,792	$50,357	$159,940	$146,754
General and administrative expense	179	123	513	372
Depreciation and amortization(2)	303	303	909	899
Variable lease costs(3)	6,344	5,376	17,763	15,362
	$61,618	$56,159	$179,125	$163,387
(1)Rent - cost of services includes deferred rent expense adjustments of $205 and $590 for the three and nine months ended September 30, 2024, respectively, and $211 and $692 for the three and nine months ended September 30, 2023, respectively. Additionally, rent - cost of services includes other variable lease costs such as CPI increases and short-term leases of $3,668 and $10,025 for the three and nine months ended September 30, 2024, respectively, and $2,859 and $7,317 for the three and nine months ended September 30, 2023, respectively.
(2) Depreciation and amortization is related to the amortization of favorable and direct lease costs.
(3) Variable lease costs, including property taxes and insurance, are classified in cost of services in the Company's condensed consolidated statements of income.

Future minimum lease payments for all third-party leases as of September 30, 2024 are as follows:

Year	Amount
2024 (remainder)	$52,098
2025	208,403
2026	208,182
2027	207,481
2028	206,358
2029	202,621
Thereafter	1,780,095
TOTAL LEASE PAYMENTS	$2,865,238
Less: present value adjustment	(993,804)
PRESENT VALUE OF TOTAL LEASE LIABILITIES	$1,871,434
Less: current lease liabilities	(93,868)
LONG-TERM OPERATING LEASE LIABILITIES	$1,777,566
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of September 30, 2024, the weighted average remaining lease term is 14.7 years and the weighted average discount rate used to determine the operating lease liabilities is 6.3%.

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
Total rental income from all third-party sources for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Pennant(1)	$3,821	$3,740	$11,465	$11,224
Other third-party(2)	1,863	1,727	5,617	4,410
TOTAL	$5,684	$5,467	$17,082	$15,634
(1) Pennant rental income includes variable rent such as property taxes of $308 and $940 during the three and nine months ended September 30, 2024 and $324 and $974 for the three and nine months ended September 30, 2023, respectively.
(2) Other third-party includes rental revenue associated with the Company's subleases to third parties of $1,089 and $3,258 for the three and nine months ended September 30, 2024, and $1,063 and $2,834 for the three and nine months ended September 30, 2023, respectively.
Future annual rental income for all third-party leases as of September 30, 2024 were as follows:

Year	Amount(1)
2024 (remainder)	$5,751
2025	22,509
2026	22,125
2027	21,772
2028	21,647
2029	21,623
Thereafter	111,079
TOTAL	$226,506
(1) Annual rental income includes base rents and variable rental income pursuant to existing leases as of September 30, 2024.
18. DEFINED CONTRIBUTION PLANS

The Company has a 401(k) defined contribution plan (the 401(k) Plan), whereby eligible employees may contribute up to 90% of their annual basic earnings, subject to applicable annual Internal Revenue Code limits. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company.

The Company has a non-qualified deferred compensation plan (DCP), whereby certain highly compensated employees who are otherwise ineligible to participate in the Company's 401(k) plan, may defer the receipt of a portion of their base compensation and, for certain employees, up to 100% of their eligible bonuses. Additionally, the DCP allows for the employee deferrals to be deposited into a rabbi trust and the funds are generally invested in individual variable life insurance contracts owned by the Company that are specifically designed to fund savings plans of this nature. The Company paid for related administrative costs, which were not significant during the three and nine months ended September 30, 2024 and 2023.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of September 30, 2024 and December 31, 2023, the Company accrued $62,285 and $49,201, respectively, as long term deferred compensation in other long term liabilities on the consolidated balance sheet. Cash surrender value of the contracts is based on investment funds that shadow the investment allocations specified by participants in the deferred compensation plan. Refer to Note 5, Fair Value Measurements for more information on the funds.
For the three and nine months ended September 30, 2024, the Company recorded gains related to its DCP of $3,175 and $6,096, respectively, which are included in other income (expense), and recorded offsetting expenses of $3,294 and $6,410, which are allocated between cost of services and general and administrative expenses.
For the three months ended September 30, 2023, the Company recorded a loss related to its DCP of $1,424, which is included in other income (expense), and recorded an offsetting reduction in expense of $1,352, which is allocated between cost of services and general administrative expense. For the nine months ended September 30, 2023, the Company recorded a gain related to its DCP of $1,065, which is included in other income (expense), and recorded an offsetting expense of $1,261, which is allocated between cost of services and general administrative expenses.
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
The Company’s policy is to accrue amounts equal to the actuarial estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis, and evaluates the estimates for claim loss exposure on a quarterly basis. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued general liability and professional malpractice liabilities on an undiscounted basis, net of anticipated insurance recoveries, were $120,905 and $105,729 as of September 30, 2024 and December 31, 2023, respectively.
The Company’s independent subsidiaries are self-insured for workers’ compensation liabilities in California. To protect itself against loss exposure in California with this policy, the Company has purchased individual specific excess insurance coverage that insures individual claims that exceed $625 per occurrence. In Texas, the independent subsidiaries have elected non-subscriber status for workers’ compensation claims and the Company has purchased individual stop-loss coverage that insures individual claims that exceed $750 per occurrence. The Company’s independent subsidiaries in all other states, with the exception of Washington, are under a loss sensitive plan that insures individual claims that exceed $350 per occurrence. In the state of Washington, the Company is self-insured and has purchased individual specific excess insurance coverage that insures individual claims that exceed $500 per occurrence. For all of the self-insured plans and retention, the Company accrues amounts equal to the estimated costs to settle open claims, as well as an estimate of the cost of claims that have been incurred but not reported. The Company uses actuarial valuations to estimate the liability based on historical experience and industry information. Accrued workers’ compensation liabilities are recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets and were $32,355 and $29,454 as of September 30, 2024 and December 31, 2023, respectively.
In addition, the Company has recorded an asset and corresponding liability of $16,648 and $15,913 as of September 30, 2024 and December 31, 2023, respectively, in order to present the ultimate costs of malpractice and workers' compensation claims and the anticipated insurance recoveries on a gross basis. See Note 12, Restricted and Other Assets.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company self-funds medical (including prescription drugs) and dental healthcare benefits for the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $525 for each covered person for fiscal year 2024. As of September 30, 2024 and December 31, 2023, the Company’s accrued liability under these plans recorded on an undiscounted basis in the accompanying condensed consolidated balance sheets was $14,118 and $14,814, respectively.
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
Litigation and Regulatory Matters — Laws and regulations governing Medicare and Medicaid programs are complex and subject to review and interpretation. Compliance with such laws and regulations is evaluated regularly, the results of which can be subject to future governmental review and interpretation, and can include significant regulatory action including fines, penalties, and exclusion from certain governmental programs. Included in these laws and regulations is monitoring performed by the Office of Civil Rights which enforces the Health Insurance Portability and Accountability Act of 1996, the terms of which require healthcare providers (among other things) to safeguard the privacy and security of certain patient protected health information.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The skilled nursing and post-acute care industry is heavily regulated. As such, the Company and its independent subsidiaries are continuously subject to state and federal regulatory scrutiny, supervision and intervention in the ordinary course of business. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition to being subject to regulatory oversight from state and federal agencies, the skilled nursing and post-acute care industry is also subject to regulatory requirements which, if noncompliance is identified, could result in civil, administrative or criminal fines, penalties or restitutionary relief, and/or reimbursement; authorities could also seek the suspension or exclusion of the provider or individual from participation in state and federal healthcare programs. The Company believes that there has been, and will continue to be, an increase in governmental investigations of post-acute providers, particularly in the area of alleged Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in civil legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on the Company’s financial position, results of operations, and cash flows. Additionally, such proceedings and/or investigations can be a distraction to the business of the Company's independent subsidiaries.
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
In addition to the potential lawsuits and claims described above, the Company and its independent subsidiaries are also subject to potential lawsuits under the FCA and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare or Medicaid) or other payor. A violation may provide the basis for exclusion from federally funded healthcare programs. Such exclusions could have a correlative negative impact on the Company’s financial performance. In addition, and pursuant to the qui tam or "whistleblower" provisions of the FCA, a private individual with knowledge of fraud or potential fraud may bring a claim on behalf of the federal government and receive a percentage of any recovery obtained for the Federal government. Due to these whistleblower incentives, qui tam lawsuits have become more frequent.
For example, on May 31, 2018, the Company, on behalf of its independent subsidiaries, received a CID from the DOJ stating that it was investigating to determine whether there had been a violation of the False Claims Act (FCA) and/or the Anti-Kickback Statute (AKS) with respect to the relationships between certain of the Company’s independent subsidiaries and persons who serve or have served as medical directors. The Company fully cooperated with the DOJ and promptly responded to its requests for information. In April 2020, the Company was advised that the DOJ declined to intervene in any subsequent action filed in connection with the subject matter of this investigation. Despite the decision of the DOJ to decline to participate in litigation based on the subject matter of its previously issued CID, the involved qui tam relator moved forward with the complaint in December 2020. From that time until December 2023, and notwithstanding the Company's success in early pre-trial motions, the Company continued to incur legal defense costs and fees, including significant amounts related to the mandatory exchange of information between the parties in the fourth quarter of 2023. In early January 2024, the Company entered into mediation with the involved parties and on January 19, 2024, the parties agreed to settle the civil case for approximately $48,000, subject to the review of the DOJ and other relevant government entities. The settlement does not include admissions on the part of the Company or its independent subsidiaries and the Company maintains that it has consistently complied with and continues to comply with all applicable State and Federal statutes (including but not limited to the FCA and the AKS). The settlement documents are in the process of being finalized and, following payment of the settlement funds, the qui tam complaint will be dismissed and the matter will be resolved.
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
Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories. The Company and its independent subsidiaries have been subjected to, and are currently involved in, class action litigation alleging violations (alone or in combination) of state and federal wage and hour laws as related to the alleged failure to pay wages, to timely provide and authorize meal and rest breaks, and related causes of action. Additionally, in July of 2024, the Company and two of its independent subsidiaries received a subpoena to produce documents regarding related to alleged environmental matters from the United States’ Attorney’s office for the Western District of Washington. The Company and its subsidiaries are fully cooperating with the United States' Attorney’s office in response to the subpoena. The Company does not believe that the ultimate resolution of these actions will have an ongoing material adverse effect on the Company’s business, cash flows, financial condition or results of operations.
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
Medicare Revenue Recoupments — The Company's independent subsidiaries are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments as a result of Recovery Audit Contractors (RAC), various Program Safeguard Contractors, and Medicaid Integrity Contractor programs (collectively referred to as Reviews). Reviews vary in claim selection size and processes, ranging from a single episode/claim month to larger, multi-claim batches; and from single rounds of review to reviews of multiple rounds with pass/fail criteria. If an operation has a significant error rate or fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. The Company anticipates that these Reviews could increase in frequency in the future. As of September 30, 2024 and through the filing date of this report, 18 of the Company's independent subsidiaries had multi-claim Reviews scheduled or in process.
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
The Company’s receivables from Medicare and Medicaid payor programs accounted for 53.5% and 53.4% of its total accounts receivable as of September 30, 2024 and December 31, 2023, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 70.2% and 71.0% of the Company's revenue for the three and nine months ended September 30, 2024, respectively, and 72.1% and 72.8% for the three and nine months ended September 30, 2023, respectively.
21. COMMON STOCK REPURCHASE PROGRAM
On May 16, 2024, the Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months from September 1, 2024. The Company did not purchase any shares pursuant to this stock repurchase program during the nine months ended September 30, 2024.
On August 29, 2023, the Board of Directors previously approved a stock repurchase program pursuant to which the Company could repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months from September 1, 2023, which the program terminated by its terms on August 31, 2024 and is no longer in effect. The Company did not purchase any shares pursuant to this stock repurchase program.
Under these repurchase programs, the Company is authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions, tender offers, pursuant to contractual provisions, and block trades, or otherwise in accordance with federal securities laws. The share repurchase program does not obligate the Company to acquire any specific number of shares. Any such repurchases will depend on the Company's business strategy, prevailing market conditions, the Company's liquidity requirements, contractual restrictions or covenants, compliance with securities laws, and other factors. The amounts involved in any such transaction may be material.

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
Overview
We are a provider of health care services across the post-acute care continuum. We engage in the operation, ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare related properties and ancillary businesses located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Tennessee, Texas, Utah, Washington and Wisconsin. Our independent subsidiaries, each of which strive to be the operation of choice in the communities they serve, provide a broad spectrum of services. As of September 30, 2024, we offered skilled nursing, long term acute care, senior living and rehabilitative care services through 322 skilled nursing and senior living facilities. Our real estate portfolio includes 121 owned real estate properties, which includes 91 facilities operated and managed by us, 30 operations leased to and operated by third-party operators and the Service Center location. Of the 30 third-party operations, one senior living operation is located on the same real estate property as a skilled nursing operation that we own and operate.
The following table summarizes our independent subsidiaries and operational skilled nursing beds and senior living units by ownership status as of September 30, 2024:

	Owned and Operated	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total for Facilities Operated
Number of facilities	91	12	219	322
Percentage of total	28.3%	3.7%	68.0%	100.0%
Operational skilled nursing beds	8,818	1,265	22,956	33,039
Percentage of total	26.7%	3.8%	69.5%	100.0%
Senior living units	1,754	178	1,140	3,072
Percentage of total	57.1%	5.8%	37.1%	100.0%

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

Operational Expansions — During the nine months ended September 30, 2024, we expanded our operations and real estate portfolio through a combination of long-term leases and real estate purchases, with the addition of 24 stand-alone skilled nursing operations and two campus operations. Of these additions, Standard Bearer acquired the real estate of nine of the operations, all of which were leased back to our independent subsidiaries. These new operations added a total of 2,565 operational skilled nursing beds and 202 operational senior living units to be operated by our independent subsidiaries. We also invested in new ancillary services that are complementary to our existing businesses.
Subsequent to September 30, 2024, we expanded our operations and real estate portfolio with the addition of one campus operation. Standard Bearer acquired the real estate of this operation, which was leased back to our independent subsidiary. The new operation added 83 operational skilled nursing beds and 20 operational senior living units to be operated by our independent subsidiary. Refer to Note 6, Standard Bearer, for additional information on the purchases of real estate properties.
Common Stock Repurchase Program — On May 16, 2024, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from September 1, 2024. We did not repurchase any shares during the three months ended September 30, 2024.
Expansion into a New State — In 2024, we expanded our operations into the state of Tennessee with the addition of three stand-alone skilled nursing operations. These expansions are part of our strategic vision to further strengthen our growing national presence in both existing and new attractive markets.
Facility Information

The following table sets forth the location of our operated and owned facilities by type as well as the number of beds and units located at operated and owned facilities as of September 30, 2024:

	TX	CA	AZ	CO	UT	WA	ID	SC	NE	IA	KS	NV	WI	TN	Total
Number of operated facilities
Skilled nursing operations	78	67	31	31	19	15	11	9	4	6	3	3	2	3	282
Senior living operations	1	—	1	5	2	1	—	—	1	—	—	—	—	—	11
Campuses(1)	5	3	6	1	1	—	1	—	2	2	8	—	—	—	29
Number of owned and operated facilities
Skilled nursing properties	18	10	10	6	8	4	5	5	1	2	1	—	2	—	72
Senior living communities	1	—	—	3	—	—	—	—	1	—	—	—	—	—	5
Campuses(1)	3	1	5	—	—	—	—	—	—	—	5	—	—	—	14
Number of operated beds/units
Operational skilled nursing beds	10,074	6,671	4,639	3,379	2,071	1,378	1,002	1,126	413	526	828	483	100	349	33,039
Senior living units	604	197	891	633	163	98	21	—	183	31	251	—	—	—	3,072
Number of owned and operated beds/units
Owned skilled nursing beds	2,377	1,190	1,694	602	764	391	470	544	88	158	440	—	100	—	8,818
Owned Senior living units	538	42	494	369	—	—	—	—	144	—	167	—	—	—	1,754
Real estate properties leased to third party(2)
Skilled nursing and senior living properties	6	2	1	—	—	1	—	—	—	—	—	1	19	—	30
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

The following table summarizes our overall skilled mix from our skilled nursing services for the periods indicated as a percentage of our total skilled nursing routine revenue and as a percentage of total skilled nursing patient days:

	Three Months Ended September 30,		Nine Months Ended September 30,
Skilled Mix:	2024	2023	2024	2023
Days	29.7%	29.1%	30.2%	30.7%
Revenue	48.5%	48.4%	48.8%	50.6%
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

The following table summarizes our overall occupancy statistics for skilled nursing operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Occupancy for skilled services:	2024	2023	2024	2023
Operational beds at end of period	33,039	30,469	33,039	30,469
Available patient days	2,974,651	2,778,007	8,658,993	8,128,137
Actual patient days	2,407,709	2,190,540	6,962,308	6,363,107
Occupancy percentage (based on operational beds)	80.9%	78.9%	80.4%	78.3%
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

Revenue Sources
The following tables set forth our total service revenue by payor source generated by our skilled services segment and our "All Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	Skilled Services		All Other (4)		Total Service Revenue
	2024	2023	2024	2023	2024	2023
Medicaid(1)(2)	$416,190	$367,079	$9,452	$7,759	$425,642	$374,838
Medicare	263,594	237,531	—	—	263,594	237,531
Medicaid-skilled	65,907	62,452	—	—	65,907	62,452
Subtotal	$745,691	$667,062	$9,452	$7,759	$755,143	$674,821
Managed care	202,528	170,747	—	—	202,528	170,747
Private and other(3)	84,894	65,158	33,527	24,598	118,421	89,756
TOTAL SERVICE REVENUE	$1,033,113	$902,967	$42,979	$32,357	$1,076,092	$935,324

	Three Months Ended September 30,
	Skilled Services		All Other (4)		Total Service Revenue
	2024	2023	2024	2023	2024	2023
Medicaid(1)(2)	40.3%	40.7%	22.0%	24.0%	39.6%	40.1%
Medicare	25.5	26.3	—	—	24.5	25.4
Medicaid-skilled	6.4	6.9	—	—	6.1	6.6
Subtotal	72.2%	73.9%	22.0%	24.0%	70.2%	72.1%
Managed care	19.6	18.9	—	—	18.8	18.3
Private and other(3)	8.2	7.2	78.0	76.0	11.0	9.6
TOTAL SERVICE REVENUE	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Medicaid payor includes revenue for senior living operations.
(2) Medicaid payor includes revenue related to state relief funding during the three months ended September 30, 2023.
(2) Private and other in our "all other" category includes revenue from senior living operations and all revenue generated in our other ancillary operations.
(3) All Other incorporates intercompany eliminations.

	Nine Months Ended September 30,
	Skilled Services		All Other (4)		Total Service Revenue
	2024	2023	2024	2023	2024	2023
Medicaid(1)(2)	$1,201,435	$1,052,904	$26,130	$21,979	$1,227,565	$1,074,883
Medicare	788,046	733,335	—	—	788,046	733,335
Medicaid-skilled	192,185	182,394	—	—	192,185	182,394
Subtotal	$2,181,666	$1,968,633	$26,130	$21,979	$2,207,796	$1,990,612
Managed care	581,654	488,511	—	—	581,654	488,511
Private and other(3)	230,680	180,946	91,021	73,274	321,701	254,220
TOTAL SERVICE REVENUE	$2,994,000	$2,638,090	$117,151	$95,253	$3,111,151	$2,733,343

	Nine Months Ended September 30,
	Skilled Services		All Other (4)		Total Service Revenue
	2024	2023	2024	2023	2024	2023
Medicaid(1)(2)	40.1%	39.9%	22.3%	23.1%	39.5%	39.3%
Medicare	26.3	27.8	—	—	25.3	26.8
Medicaid-skilled	6.5	6.9	—	—	6.2	6.7
Subtotal	72.9%	74.6%	22.3%	23.1%	71.0%	72.8%
Managed care	19.4	18.5	—	—	18.7	17.9
Private and other(3)	7.7	6.9	77.7	76.9	10.3	9.3
TOTAL SERVICE REVENUE	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Medicaid payor includes revenue for senior living operations.
(2) Medicaid payor includes revenue related to state relief funding during the nine months ended September 30, 2023.
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
Standard Bearer — We generate rental revenue primarily by leasing post-acute care properties that we acquired to healthcare operators under triple-net lease arrangements, whereby the tenants are solely responsible for the costs related to the property, including property taxes, insurance and maintenance and repair costs, subject to certain exceptions. As of September 30, 2024, our real estate portfolio within Standard Bearer is comprised of 116 real estate properties. Of these properties, 87 are leased to our independent subsidiaries and 30 are leased to facilities wholly-owned and managed by third-party operators. Of those 30 operations, one senior living operation is located on the same real estate property as a skilled nursing operation that an independent subsidiary operates. During the three and nine months ended September 30, 2024, we generated rental revenues of $24.4 million and $70.0 million, respectively, of which $20.2 million and $57.4 million, respectively, was derived from our independent subsidiaries and therefore eliminated in consolidation.

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
See Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report for further discussion of critical accounting estimates. There have been no material changes to our critical accounting policies with which the estimates are developed since December 31, 2023.
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
Biden-Harris Administration's Nursing Home Care Priorities — The Biden-Harris Administration is seeking reform around reimbursement, staffing levels, standards of care, increased transparency and public disclosure of ownership, and enhanced civil remedies as a means of enforcement against those facilities that do not satisfy CMS’s standards. Proposed rules based on these directives have already been published in 2023, including those highlighted below and observers expect additional rules to be issued this year and in the future. For example, the SNF PPS FY 2025 Final Rule grants CMS greater sanctioning authority for ongoing or persistent deficiencies in Medicare-participating SNFs. These increased sanctioning authorities will take effect in the 2025 federal fiscal year, beginning October 1, 2024.
Ownership Transparency Final Rule — CMS' final rule published in November 2023 requires SNFs to publicly disclose certain additional information regarding their ownership and managerial relationships, including the identity of any person or legal entity that: (1) exercises financial, operational, or managerial control over any facility or part of a facility, or provides services to a facility that include its policies and procedures or cash management services; (2) leases or subleases real property to the facility, or owns 5% or more of the real property’s total value; and (3) provides any management or administrative services (or consults regarding the same), or provides accounting or financial services to SNFs. The rule also expands ownership and control interest disclosures to include information about each member of the facilities governing body, individuals or entities serving as officers, directors, members, partners or managing employees, and a comprehensive breakdown of the organizational structure of any additional disclosable party that is not a natural person along with a description of their relationships with the facility.

Certain states have adopted laws reflecting their concerns regarding ownership transparency. For example, Iowa adopted laws requiring disclosure of ownership information not previously required for licensure to promote transparency in 2023. Additionally, in March 2024, the California Department of Health Care Access and Information of the California Health and Human Services Agency issued its notice of approval of regulatory action establishing policies and procedures that implement financial and ownership transparency requirements for California-licensed SNFs that are required by California law passed in 2021.

Federal Legislation — The Home and Community-Based Services (HCBS) Access Act (Access Act) was introduced in 2023 to expand access to and resources available for HCBS. The Access Act ensures that Medicaid funding is made available to individuals who provide direct home- and community-based care to adults over the age of 60 or people who have disabilities. This bill also provides financial resources for the training of these direct care providers, who are intended to provide services to the elderly or disabled that range from advocacy and community integration to transportation and daily assistance tasks ranging from bathing and laundry to meal preparation and housekeeping. As of the date of filing, no further action has been taken on the HCBS Access Act since its introduction and referral to the House of Representatives committees.
In addition, the HCBS Relief Act introduced in 2023, provides additional funds to states to stabilize their HCBS service delivery networks, recruit and retain HCBS direct care workers, and meet long-term service and support needs of people eligible for Medicaid home and community-based services. Under the HCBS Relief Act, states would receive a temporary 10% increase in the applicable Federal Medical Assistance Percentage (FMAP) under Medicaid for certain approved home and community-based services that are provided during fiscal year (FY) 2024 through FY 2025. To qualify for the enhanced rate, a state must commit to initiatives aimed at improving the provision of services. This includes offering additional advantages to home health aides and assisting individuals in transition from nursing facilities back to their homes. As of the date of this filing, no action has been taken on the HCBS Relief Act since its introduction and referral to the Senate Committee on Finance.
State Legislation — Many states in which our independent subsidiaries operate have introduced or passed legislation that would create or change laws and regulations related to our business and industry.
In the past, California had discussed issuing proposed regulations on direct care spending requirements that may have affected our business and SNFs operating within that state. These proposals have included requirements for healthcare facilities certified by CMS, including SNFs, to report all annual revenues to the State of California and certify that a stated percentage of all revenues should be used for direct patient-related services, including staffing and operational costs.

California has also signed into law a bill that impacts the minimum wages of healthcare workers. Effective October 16, 2024, the law raised the minimum wage for California healthcare employees and set a new wage threshold for those who are considered exempt healthcare employees. The bill only becomes effective for SNFs if a direct care minimum spending requirement bill is also passed. While the existing requirement bill has not seen any traction. We anticipate a minimum spending bill could be proposed in the future.
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
Final Rule Fiscal Year 2024 Skilled Nursing Facility Prospective Payment System (SNF PPS) — The SNF PPS FY 2024 Final Rule, which was effective October 1, 2023, updated the Medicare payment rates and modified the SNF Quality Reporting Program (QRP) and the SNF Value-Based Purchasing (VBP) Program.
The SNF PPS FY 2024 Final Rule finalized the rates to be paid in the 2024 fiscal year, which started on October 1, 2023 and ran through September 30, 2024. The net effect of these changes was an overall 4.0% increase in payments to SNFs in FY 2024. The increase includes a 6.4% net market basket update to the payment rates of 3.0%, plus a 3.6% market basket forecast error adjustment, less a 0.2% productivity adjustment, as well as a negative 2.3% in the FY 2024 SNF PPS rates due to the second phase of the Patient Driven Payment Model (PDPM) parity adjustment recalibration. In addition, this final rule also updates the SNF QRP for FY 2024 and future years, including the adoption of two new quality reporting measures, modification of one measure and removal of three measures resulting in public reporting of four QRP measures. Additionally, the SNF PPS FY 2024 Final Rule makes changes to the SNF VBP Program, specifically adopting four new measures: the nursing staff turnover measure, the discharge function score measure, the long stay hospitalization measure per 1,000 resident days and the percent of residents experiencing one or more falls with a major injury (long stay); the existing SNF 30-day all-cause readmission measure (SNFRM) is replaced with the SNF within stay potentially preventable readmissions (SNF WS PPR) measure beginning in FY 2028.
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

Final Rule Fiscal Year 2025 Skilled Nursing Facility Prospective Payment System (SNF PPS) — CMS released the final rule for the SNF PPS for FY 2025 (SNF PPS FY 2025 Final Rule) in July 2024 to update the Medicare payment rates within the SNF PPS and provide significant enhancements to CMS’s enforcement capabilities within nursing homes.

This final rule results in a net 4.2% increase in SNF payments under Medicare Part A in FY 2025, which started on October 1, 2024 and will run through September 30, 2025. The net increase is based on the SNF market basket of 3.0%, plus a 1.7% market basket forecast error adjustment, and a negative 0.5% productivity adjustment. This increase does not include the SNF VBP reductions for certain SNFs subject to the net reduction in payments under the SNF VBP. CMS also revised the SNF market basket base year from the 2018 base year to the current 2022 base year and updated the payment rates used under the SNF PPS based on the FY 2025 market basket increase factor, which is adjusted by both the productivity adjustment and forecast error correction. Within this rule, CMS also updated the SNF PPS wage index using core-based statistical areas (CBSAs) to reflect regional wage costs.

The SNF PPS FY 2025 Final Rule also includes significant enhancements to CMS’s enforcement capabilities within nursing homes, aiming to reinforce the safety and quality of care. The rule broadens CMS’s ability to use financial penalties to ensure sustained remediation of health and safety infractions, thereby motivating facilities to quickly comply with CMS regulations. The rule eliminates the restrictions of per instance (PI) for isolated violations or per day (PD) for ongoing non-compliance restrictions, allowing for more flexible imposition of both PD and PI penalties, which would not exceed statutory daily limits. This change is intended to provide CMS with enhanced tools to address violations more effectively and reflect the severity of the impact on residents’ health and safety.
CMS Minimum Staffing Standards Final Rule — CMS issued its final rule establishing minimum staffing standards for skilled nursing facilities (Staffing Rule) in April 2024. The Staffing Rule contains three primary staffing requirements and provides for a staggered and phase implementation over the next several years following the Staffing Rule’s publication.

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

The Staffing Rule finalized the hardship exemption for the HPRD requirements. A facility can qualify for a temporary hardship exemption from the new minimum staffing ratios and 24/7 RN onsite staffing requirement (the self-assessment standards must still be satisfied) if it is in an area where the supply of RN, NA, or total nursing staff is insufficient to meet the needs of that area. This exemption is based on the provider-to-population ratio for the nursing workforce, which must be at least 20% below the national average as calculated by CMS. Additionally, the Staffing Rule provides a one year extension of deadlines to rural facilities on Phases 2 and 3.

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

Prior to the publication of the Staffing Rule, two bills, named the Protecting America’s Seniors’ Access to Care Act and Protecting Rural Seniors’ Access to Care Act (one in the House and a companion bill in the Senate) were intended to block the Staffing Rule from taking effect. The Senate version of the Protecting Rural Seniors’ Access to Care Act garnered broad bipartisan support and is endorsed by over 90 organizations. Since being introduced and referred to the Senate Finance Committee in December of 2023, the Senate has not taken action on this bill. These bills reason that the minimum staffing standard would endanger rural nursing facilities, subjecting them to potential fines and closures for failure to comply and might require them to discharge residents or limit the number of residents they accept in an effort to meet the requirements of the bill. It is uncertain if any of these bills or other legislative action will pass as well as their potential impact on the Staffing Rule.

The Staffing Rule has been met with further opposition and proposed legislation to halt its implementation. On May 23, 2024, the American Health Care Association (AHCA) filed a lawsuit in the Northern District of Texas against HHS and CMS, alleging that the Staffing Rule exceeds the scope of CMS’s statutory authority and violates the Administrative Procedure Act. The State of Texas brought suit and was granted consolidation of its lawsuit with AHCA's in the same venue arguing the rule is “arbitrary and capricious” and in violation of the Administrative Procedure Act. Subsequently, over 20 additional states have filed similar suits in opposition to the rule, as well as industry groups including Leading Age and the South Dakota Association of Healthcare Organizations. On May 10, 2024, a joint resolution was introduced in the House of Representatives under the Congressional Review Act to overturn the Staffing Rule, which was referred to the House Ways and Means committee and its Subcommittee on Health on May 17, 2024, with no further action taken on the joint resolution since then. Related to the pending proposed legislation regarding the Staffing Rule, the Long-Term Care Workforce Support Act was introduced in both the Senate and House of Representatives in April of 2024 and both versions of the bill were subsequently referred to the Senate Committee on Finance and the House Ways and Means committee and its Subcommittee on Health, respectively, by April 19, 2024, with no action taken on either bill since then. These companion bills were introduced in order to increase the direct care workforce and improve pay, by increasing the federal match for Medicaid by up to 10% for each state across 10 years. The recent Supreme Court decision in Loper Bright Enterprises v. Raimondo ("Chevron" decision) gives courts greater authority to challenge federal agencies' statutory interpretations. As such, the Staffing Rule may see increase legal challenges under the new doctrine. (For further discussion of the Chevron case and its implications see "United States Supreme Court Decisions" section below.)
Medicare
Medicare presently accounts for approximately 26.3% of our skilled nursing services revenue year-to-date, being our second-largest revenue payor. The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past, and could in the future, result in substantial reductions in our revenue and operating margins.
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
Under the SNF PPS FY 2024 Final Rule, CMS will adopt two measures for the SNF QRP starting in FY 2026. First, CMS will raise the Data Completion Thresholds for the MDS. SNFs must report required quality measure data and standardized resident assessment data gathered using the MDS for at least 90% of the assessments they submit to CMS. SNFs who fail to meet this requirement will be subject to a 2% reduction on their applicable fiscal year payment starting in FY 2026. Second, CMS will adopt the Patient/Resident COVID-19 Vaccine metric. This metric highlights the number of patient stays in which SNF patients received the COVID-19 vaccine.
CMS’s SNF PPS FY 2025 Final Rule adopts several updates to the SNF QRP aimed at enhancing the integration of social determinants of health (SDOH) into patient assessments and ensuring the accuracy of reported data. Starting in fiscal year 2027, CMS will introduce four new SDOH items related to living situation, food security, and utility access, and modify an existing item on transportation availability in the MDS. Additionally, CMS proposes that SNFs participating in the SNF QRP undergo a data validation process similar to that already implemented in the SNF VBP Program. Also beginning in fiscal year 2027, SNFs participating in the SNF QRP program must participate in a validation program similar to that used for SNFs participating in the SNF VBP Program.
Medicare Annual Payment Rule — CMS is required to calculate an annual Medicare market-basket update to the payment rates. The SNF PPS FY 2025 Final Rule, issued on July 31, 2024 increased the Medicare payment rates to SNFs in fiscal year 2025 by 4.2%, which is based on a market basket of 3.0% plus a 1.7% market basket forecast error adjustment and a negative 0.5% productivity adjustment.
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
Sequestration of Medicare Rates —The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called sequestration. Medicare FFS claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2.0% reduction in Medicare payments through at least 2023, unless Congress takes further action. Under the CAA 2023, a further 4% cut to Medicare spending that would have been required under the Statutory Pay-As-You-Go Act of 2010 (PAYGO) was waived for fiscal years 2023 and 2024. Instead, the CAA 2023 deferred any further Medicare sequestration under PAYGO until fiscal year 2025. The CAA 2023 also offset planned Medicare sequestrations that would have been as high as 4.0% and instead maintained fee schedule cuts of approximately 2%. Absent a further act by Congress, such as a consolidated appropriations act for 2025 or other bill addressing spending in fiscal year 2025 (including retroactively), the sequestration of Medicare FFS claims is expected to take effect in fiscal year 2025.

Skilled Nursing Facility Value-Based Purchasing (SNF-VBP) Program — The SNF-VBP Program rewards SNFs with incentive payments based on the quality of care they provide to Medicare beneficiaries, as measured by a hospital readmissions measure. CMS annually adjusts its payment rules for SNFs using the SNF-VBP Program. The program also introduced quality measures to assess how health information is shared and adopted several standardized patient assessment data elements that assess factors such as cognitive function and mental status, special services and social determinants of health. CMS uses regulations to specify how it measures the performance for SNFs as well as the data that SNFs are to report to CMS. The deadlines for baseline period quality measure quarterly reporting and performance periods and standards began in the 2023 program year. The final rule for the fiscal year 2023 SNF PPS also provided for SNF-VBP program expansion beyond the use of its single, all-cause hospital readmission measure to determine payment, with the inclusion of measures in fiscal year 2026 for SNF healthcare associated infections requiring hospitalization (SNF HAI) and total nursing hours per resident day measures and in fiscal year 2027, the discharge to community post-acute care measure for SNFs, which assess the rate of successful discharges to the community from a SNF setting.

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

The SNF PPS FY 2025 Final Rule adopted several operational and administrative updates to the SNF VBP Program. The SNF rule adopted a policy to select, retain and remove measurements to ensure the VBP Program’s evaluation metrics remain relevant and effective for assessing care quality, as well as policies for updating technical measures and policies for reviewing and correcting data CMS relies upon to calculate its measures. The rule allows CMS to update the case-mix methodology for the Total Nurse Staffing measure, and its policies to allow the review and revise measures, as well as review and correct data, allow SNFs to review and correct Payroll-Based Journal (PBJ) data from fiscal year 2026 and MDS data from fiscal year 2027, allowing CMS to fashion more accurate measures based on updated data. CMS previewed these proposed changes in the SNF PPS FY 2024 Final Rule, with a focus on how CMS will now calculate performance scores and collect data on the new quality measures related to nursing staff turnover, infection prevention and control, and nursing care hours.
Part B Rehabilitation Requirements — Some of our revenue is paid by the Medicare Part B program under a fee schedule. Part B services are limited with a payment cap by combined speech-language pathology services (SLP), physical therapy (PT) services and a separate annual cap for occupational therapy (OT) services. On July 31, 2024, CMS published the calendar year (CY) 2025 Physician Fee Schedule (PFS) Proposed Rule (2025 PFS Proposed Rule), which contained several reductions from the current CY 2024 Physician Fee Schedule Final Rule (2024 PFS Final Rule).

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
Through the end of CY 2024, certain of our Part B services provided through telehealth will still qualify for Medicare reimbursement based on flexibility first provided under the Emergency Waivers, which added physical therapy, occupational therapy and speech-language pathology to the list of approved telehealth Providers for the Medicare Part B programs provided by a SNF. During the PHE, CMS added certain PT and OT services to the list of Medicare-covered telehealth services on a temporary basis, some of which were made permanent for use and new codes were added for PT, OT, or SLP telehealth services—including some “sometimes therapy” codes that were not subject to MPPR. The CAA 2023 extended certain, but not all, telehealth flexibilities until December 31, 2024, allowing certain telehealth flexibilities to continue after the PHE's expiration.
Under the 2025 PFS Proposed Rule, the 2.93% increase to the CY 2024 PFS Conversion Factor (CF) will expire and CMS seeks to impose an estimated 0.05% adjustment based on changes in work relative value units (RVUs) for certain services. As a result, the 2025 PFS Proposed Rule proposes a reimbursement reduction of 2.80%, with a proposed CF of $32.35, which is a reduction from the CY 2024 CF of $33.29. The 2025 PFS Proposed Rule proposes a 3.6% increase to the threshold for coding modifier requirements for PT and SLP combined, totaling $2,410 for CY 2025 with the same threshold for OT services. The threshold for targeted medical review for PT and OT (combined) and SLP is proposed to remain at $3,000 through CY 2027. The billing period starts on January 1, 2025 and will run through December 31, 2025.
The 2025 PFS Proposed Rule also suggests a regulatory change that would allow physical therapy assistants and occupational therapy assistants to be generally supervised by physical therapists and occupational therapists, respectively, in private practice, non-institutional settings, allowing greater flexibility in billing for those assistants’ services. Additionally, the proposed rule seeks to except a therapist-established initial plan of care (POC) for PT, OT, or SLT services from requiring a physician or non-physician provider’s (NPP’s) signature, provided that (1) the patient’s physician or NPP referred the patient to the therapist and (2) the therapist has evidence that the POC was transmitted to the patient’s physician or NPP within 30 days of the patient’s initial evaluation. This proposed flexibility applies only to the initial certification.
Finally, the 2025 PFS Proposed Rule proposes the discontinuation of COVID-19 PHE-era telehealth flexibilities beginning on January 1, 2025. Under the proposed rule, restrictions on telehealth that existed prior to the COVID-19 PHE will go back into effect. CMS’s proposed inclusion of telehealth services in the 2025 PFS Proposed Rule extended to audio-only, two-way, real-time audio communication technology for services furnished in a patient’s home if the distant site provider is technically capable of using an interactive telecommunications system, but the patient is not capable of, or does not consent to, the use of video technology. CMS also proposed the addition of caregiving training services to the reduced Medicare-eligible telehealth services list on a provisional basis.
On March 9, 2024, President Biden signed the Consolidated Appropriations Act, 2024, which included a 2.93% update to the CY 2024 PFS CF for dates of service March 9, 2024 through December 31, 2024. This replaces the 1.25% update provided by the Consolidated Appropriations Act, 2023.
The 2024 PFS Final Rule was finalized in November 2023, which changes Medicare payments under the PFS and other Medicare Part B components. The CY 2024 PFS Final Rule contains a conversion factor of $32.74, which is a decrease of $1.15 from the CY 2023 PFS conversion factor of $33.89. This CY 2024 conversion factor is 3.4% lower than the CY 2023 conversion factor. The billing period started on January 1, 2024 and runs through December 31, 2024.
The 2024 PFS Final Rule made payments when physicians and NPPs, involve caregivers in implementing an individualized plan of treatment or therapy. These provisions incentivize the training of caregivers and provide additional funds to offset the costs of training these caregivers. For PT and SLP combined, the threshold for coding modifier requirements increases to $2,330 for CY 2024 with the same threshold for OT services. The KX modifier is added to medical claims to indicate the providing clinician attests that the services corresponding to that claim were medically necessary and that the justification for those services is contained within the patient’s medical records.

The 2024 PFS Final Rule allows for general supervision of therapy assistants by PTs and OTs for remote therapeutic monitoring (RTM) services. This change may affect the rate of reimbursement for PT and OT services in the future. Additionally, the 2024 PFS Final rule adds certain health and well-being coaching services that Medicare will reimburse on a temporary basis for 2024. The final rule also adds risk assessments for social determinants of health to the list of telehealth services Medicare will reimburse on a permanent basis.
Programs of All-Inclusive Care for the Elderly
The requirements under the Programs of All-Inclusive Care for the Elderly (PACE) provide greater operational flexibility and update information under the Medicare and Medicaid programs, including leniency in compliance with program requirements during and after a 3-year trial period and relieving restrictions placed on the team that assesses and provides for the needs of each PACE participant. Further, non-physician primary care providers can provide certain services in place of primary care physicians. The final rule, which takes effect on April 3, 2023, requires the collection of data by Medicare Advantage organizations and their service providers and the submission of data to CMS for risk adjustment data validation (RADV) audits. The purpose of these RADV audits is to maintain the accuracy of risk-adjusted payments made to Medicare Advantage organizations.
In 2024, CMS issued a new prescription drug event (PDE) reporting requirements for PACE organizations to receive manufacturer discounts for drugs provided through Medicare Part D as provided for in the Inflation Reduction Act of 2022 (IRA). The additional PDE information must be submitted beginning January 1, 2025.
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
In 2022, CMS announced updated guidance for Phase 2 and 3 of the Requirements of Participation. CMS distributed these updates to surveyors and state agencies to enhance responses to resident complaints and reported incidents. This guidance focuses on: (1) resident abuse and neglect; (2) admission, transfer and discharge; (3) mental health and substance abuse disorders; (4) staffing sufficiency; (5) residents’ rights; (6) potential inaccurate diagnoses or assessments; (7) prescription and use of pharmaceuticals; (8) infection prevention and control; (9) arbitration of disputes between facilities and residents; (10) psychosocial outcomes and related severity; and (11) the timeliness and completion of state investigations.
In 2022, CMS updated the Medicare Requirements of Participation for SNFs, to modify the requirements associated with a facility's physical environment to minimize unnecessary renovation expenses and avoid closure of SNFs due to the related expense. CMS "grandfathered" certain facilities and will allow SNFs that were participating in Medicare before July 5, 2016 and that previously used the Fire Safety Evaluation System (FSES) to continue using the 2001 FSES mandatory values when determining compliance with applicable standards. CMS also updated the Requirements of Participation to revise existing qualification requirements for directors of food and nutrition services in SNFs, while "grandfathering" in directors with two or more years of experience and certain minimum training in food safety so they may continue in that role without satisfying further educational requirements.
In 2023, CMS revised the survey resources that CMS and state surveyors use in evaluating SNFs’ compliance with federal Requirements for Participation. This revision incorporated changes to CMS’ focused infection control survey item, which CMS had removed in favor of standard infection control survey measures. These updates provided more information for state surveyors to utilize when evaluating SNFs’ compliance with the Medicare Requirements of Participation, as well as included guidance for facilities on operationalizing compliance with these requirements based on how surveyors would measure and evaluate facility performance.
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

In February of 2024, the OIG added to its work plan a study regarding the use of the National Background Check Program (NBCP) in conducting background checks of prospective long-term care provider employees. The purpose of this study will be to prepare a report regarding the cost of background checks, number of applicants who received background checks, and disqualification of employees during and after NBCP participation. This report will also include information regarding the cost of background checks and any unintended consequences experienced as a result of using this program. In April of 2024, the OIG updated its work plan to study and determine whether and how states used Medicaid supplemental payments for use in satisfying the state’s obligations to pay nursing facilities any amounts due under the state’s nursing facility upper payment limit. The OIG further updated its work plan in June 2024 to study and assess the implementation of the Special Focus Facility Program for nursing facilities based on facilities that participated in the program from 2013 through 2022.
Our business model, is based in part on serving higher acuity patients. Over time our overall patient mix has consistently shifted to higher acuity in most facilities we operate. We also use specialized care-delivery software that assists our caregivers in more accurately capturing and recording services in order to, among other things, increase reimbursement to levels appropriate for the care actually delivered. These efforts may place us under greater scrutiny with the OIG, CMS, our fiscal intermediaries, recovery audit contractors and others.
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

In July of 2024, CMS updated the Nursing Home Five-Star Quality Rating System’s Technical Users’ Guide to identify and explain a change in staffing case-mix methodology to adopt a model based on PDPM, changing the measures that CMS previously froze in April of 2024. This update to the Technical Users’ Guide also extended the gap period (during which no work hours are reported) for defining nurse staffing turnover from 60 days to 90 days. As a result of this update, for the three staffing turnover measures, individuals who no longer work in the nursing home are defined as eligible individuals who have a period of at least 90 consecutive days in which they do not work at all, increased from 60 days. CMS also updated the risk-adjustment models for the four claims-based measures to reflect measures of functional abilities and goals, rather than residents’ functional status. Finally, CMS revised the thresholds for the staffing measures and claims-based quality measures to maintain the same distribution by points for affected staffing and quality measures, maintaining the same proportions of available five- and four-star ratings for facilities.
In April of 2024, CMS updated its Nursing Home Five-Star Quality Rating System’s Technical Users’ Guide in several respects. First, CMS froze four of the quality measures from any changes: (1) percentage of residents who made improvements in function (short stay); (2) percentage of residents whose need for help with activities of daily living has increased (long stay); (3) percentage of residents whose ability to move independently worsened (long stay); and (4) percentage of high-risk residents with pressure ulcers (long stay). All of these measures will be frozen until January 2025, while the short-stay functional improvement measure is replaced in October of 2024 with a new cross-setting function measure used in the SNF QRP. CMS also updated the staffing level case-mix adjustment methodology and froze three staffing level measures until July of 2024: (1) adjusted RN staffing (HPRD); (2) adjusted total nurse staffing (HPRD); and (3) adjusted total nurse staffing on weekends (HPRD). These frozen measures will not affect staff turnover measures. Additionally, beginning in April of 2024, CMS revised the staffing rating methodology to give the lowest possible score for staffing turnover measures to providers who fail to submit staffing data or submit erroneous data.
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

While the decisions at issue in Loper pertained to fishing regulations promulgated by the Department of Commerce, the Chevron doctrine’s significance to the highly regulated field of healthcare is profound. The Chevron doctrine is frequently implicated in litigation over healthcare regulation, ranging from rules concerning staffing requirements and the validity of arbitration provisions, to requirements for healthcare workers to be vaccinated. Subsequent analysis has focused on the limits of the Loper decision, including any deference that courts may still afford to administrative agencies when based on agency fact-finding and policy-making, particularly where such power is expressly delegated to the agency by statute. The Loper decision likely will have significant and lasting consequences for the promulgation and enforcement of federal regulations by HHS and CMS, and may bear on the depth and detail of future legislation that is passed and enacted as statutes by Congress so that such laws can be enforced without administrative rulemaking or agency enforcement mechanisms.
Monitoring Compliance in Our Independent Subsidiaries

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
In addition, CMS has increased its focus on facilities with a history of serious or sustained quality of care problems through the Special Focus Facility (SFF) program. SFFs receive heightened scrutiny and more frequent regulatory surveys. Failure to improve the quality of care can result in fines and termination from participation in Medicare and Medicaid. A facility “graduates” from the SFF program once it demonstrates significant improvements in quality of care that are continued over a defined period of time.

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
Sanctions such as denial of payment for new admissions often are scheduled to go into effect before surveyors return to verify compliance. Generally, if the surveyors confirm that the facility is in compliance upon their re-evaluation, the sanctions never take effect. However, if they determine that the facility is not in compliance, the denial of payment goes into effect retroactive to the date given in the original notice, leaving operators with the task of deciding whether to continue accepting patients after the potential denial of payment date--risking the retroactive denial of revenue. Some of our independent subsidiaries have been or will be in denial of payment status due to findings of continued regulatory deficiencies, resulting in an actual loss of revenue associated with patients admitted after the denial of payment date. Additional sanctions could ensue and, if imposed, could include various remedies up to and including decertification.
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
RESULTS OF OPERATIONS
Since the first quarter of 2024, Same Facilities skilled nursing occupancy has surpassed pre-pandemic occupancy. Our focus on rebuilding census resulted in Same Facilities occupancy of 81.7% during the three months ended September 30, 2024, an increase of 2.2% compared to the same period in 2023, demonstrating our ability to gain additional market share even at our more mature operations. Further, our Transitioning Facilities occupancy increased by 3.5% to 76.9% compared to the same period in 2023, highlighting our organic growth ability that results from transforming underperforming operations that we have acquired.

Throughout most of our history, our business is affected by seasonal fluctuations in occupancy and acuity, which are most prominent when comparing the summer and winter months of the calendar year. For skilled nursing occupancy and skilled mix, we typically experience stronger occupancy and acuity during the first and fourth quarters and softening in the second and third quarters. Additionally, we historically have acquired operations with lower occupancy and skilled mix. As these operations become "operations of choice" in each of their respective healthcare markets, we typically see both occupancy and skilled mix increase.
Our total revenue for the three months ended September 30, 2024 increased $141.0 million, or 15.0%, compared to the three months ended September 30, 2023, while our diluted GAAP earnings per share grew by 20.7%, from $1.11 to $1.34, compared to the three months ended September 30, 2023. Throughout the quarter, we continued to make progress on targeted initiatives related to increasing occupancy and the level of acuity and complexity of the patients we serve in our facilities, attracting and developing our people and acquiring underperforming skilled nursing operations and integrating them with our proven cultural and operational principles. During the nine months ended September 30, 2024, we added 26 new operations. We consistently experience healthy growth in both revenue and overall results as we continue to work diligently with existing and recently acquired operations so that each can reach its full clinical and financial potential.
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
The following table sets forth details of operating results for our revenue, expenses and earnings, and their respective components, as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

REVENUE:
Service revenue	99.5%	99.4%	99.5%	99.4%
Rental revenue	0.5	0.6	0.5	0.6
TOTAL REVENUE	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services	79.5	78.8	79.3	78.6
Rent—cost of services	5.1	5.4	5.1	5.3
General and administrative expense	5.2	5.4	5.4	5.7
Depreciation and amortization	1.9	1.9	1.9	1.9
TOTAL EXPENSES	91.7%	91.5%	91.7%	91.5%
Income from operations	8.3	8.5	8.3	8.5
Other income (expense):
Interest expense	(0.2)	(0.2)	(0.2)	(0.2)
Interest income	0.7	0.5	0.7	0.4
Other income (expense)	0.4	(0.1)	0.2	0.1
Other income, net	0.9%	0.2%	0.7%	0.3%
Income before provision for income taxes	9.2	8.7	9.0	8.8
Provision for income taxes	1.9	1.9	2.0	2.0
NET INCOME	7.3%	6.8%	7.0%	6.8%
Less: net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to The Ensign Group, Inc.	7.3%	6.8%	7.0%	6.8%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

SEGMENT INCOME(1)	(In thousands)
Skilled services	$128,489	$117,816	$377,483	$348,169
Standard Bearer(2)	7,274	7,165	21,892	21,517
NON-GAAP FINANCIAL MEASURES:
PERFORMANCE METRICS
Adjusted EBT	$108,352	$92,091	$311,141	$266,906
EBITDA	114,442	97,151	326,410	287,613

Adjusted EBITDA	123,884	107,062	356,766	312,857
FFO for Standard Bearer	14,758	13,594	43,371	40,045

VALUATION METRICS
Adjusted EBITDAR	$178,676		$516,706
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

Adjusted EBT is income before provision for income taxes adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•stock-based compensation expense;
•litigation;
•acquisition related costs;
•costs incurred related to system implementations;
•loss on long-lived assets and gain on business interruption recoveries and
•depreciation and amortization of patient base intangible assets.

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

The table below reconciles income before provision for income taxes to Adjusted EBT for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Consolidated statements of income data:	(In thousands)
Income before provision for income taxes	$98,674	$82,045	$280,336	$241,480
Stock-based compensation expense	9,183	7,237	26,406	22,691
Litigation(a)	(555)	2,783	(1,425)	1,965
Loss on long-lived assets and gain on business interruption recoveries	486	(259)	2,335	(1,009)
Acquisition related costs(b)	239	150	518	722
Costs incurred related to system implementations	89	—	2,522	875
Depreciation and amortization - patient base(c)	236	135	449	182
ADJUSTED EBT	$108,352	$92,091	$311,141	$266,906
(a) Litigation relates to specific proceedings and adjustments arising outside of the ordinary course of business.
(b) Costs incurred to acquire operations that are not capitalizable.
(c) Included in depreciation and amortization are amortization expenses related to patient base intangible assets at newly acquired skilled nursing and senior living facilities.

The table below reconciles net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Consolidated statements of income data:	(In thousands)
Net income	$78,567	$63,968	$218,708	$188,027
Less: Net income attributable to noncontrolling interests	123	105	422	319
Interest income	7,607	5,259	21,151	12,785
Add: Provision for income taxes	20,107	18,077	61,628	53,453
Depreciation and amortization	21,474	18,446	61,619	53,154
Interest expense	2,024	2,024	6,028	6,083
EBITDA	$114,442	$97,151	$326,410	$287,613
Adjustments to EBITDA:
Stock-based compensation expense	9,183	7,237	26,406	22,691
Litigation(a)	(555)	2,783	(1,425)	1,965
Loss on long-lived assets and gain on business interruption recoveries	486	(259)	2,335	(1,009)
Acquisition related costs(b)	239	150	518	722
Costs incurred related to system implementations	89	—	2,522	875
ADJUSTED EBITDA	$123,884	$107,062	$356,766	$312,857
Rent—cost of services	54,792	50,357	159,940	146,754
ADJUSTED EBITDAR	$178,676		$516,706

(a) Litigation relates to specific proceedings and adjustments arising outside of the ordinary course of business.
(b) Costs incurred to acquire operations that are not capitalizable.

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

The following tables set forth details of operating results for our revenue and earnings, and their respective components, by our reportable segment for the periods indicated.

	Three Months Ended September 30, 2024
	Skilled services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$1,033,113	$24,429	$51,144	$(26,910)	$1,081,776
Total expenses, including other income, net	904,624	17,155	87,747	(26,910)	982,616
Segment income (loss)	128,489	7,274	(36,603)	—	99,160
Loss on long-lived assets	—	—	—	—	(486)
Income before provision for income taxes					$98,674

	Three Months Ended September 30, 2023
	Skilled services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$902,967	$20,980	$39,124	$(22,280)	$940,791
Total expenses, including other income, net	785,151	13,815	82,060	(22,280)	858,746
Segment income (loss)	117,816	7,165	(42,936)	—	$82,045
Income before provision for income taxes					$82,045

Our total revenue increased by $141.0 million, or 15.0%, compared to the three months ended September 30, 2023. The increase in revenue was primarily driven by an increase in occupancy of 2.2% and 3.5% from our skilled services in Same Facilities and Transitioning Facilities, respectively, coupled with increasing daily revenue rates and the impact of acquisitions. Additionally, our skilled services in Recently Acquired Facilities increased total revenue by $70.8 million, when compared to the same period in 2023.
Skilled Services

REVENUE

The following tables present the skilled services revenue and key performance metrics by category during the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Change	% Change

TOTAL FACILITY RESULTS:	(Dollars in thousands)
Skilled services revenue	$1,033,113	$902,967	$130,146	14.4%
Number of facilities at period end	282	258	24	9.3%
Number of campuses at period end(1)	29	26	3	11.5%
Actual patient days	2,407,709	2,190,540	217,169	9.9%
Occupancy percentage — Operational beds	80.9%	78.9%	2.0%	2.5%
Skilled mix by nursing days	29.7%	29.1%	0.6%	2.1%
Skilled mix by nursing revenue	48.5%	48.4%	0.1%	0.2%

	Three Months Ended September 30,
	2024	2023	Change	% Change

SAME FACILITY RESULTS:(2)	(Dollars in thousands)
Skilled services revenue	$756,424	$705,059	$51,365	7.3%
Number of facilities at period end	193	193	—	—%
Number of campuses at period end(1)	25	25	—	—%
Actual patient days	1,743,823	1,696,360	47,463	2.8%
Occupancy percentage — Operational beds	81.7%	79.5%	2.2%	2.8%
Skilled mix by nursing days	31.6%	30.6%	1.0%	3.3%
Skilled mix by nursing revenue	50.2%	49.6%	0.6%	1.2%

	Three Months Ended September 30,
	2024	2023	Change	% Change

TRANSITIONING FACILITY RESULTS:(3)	(Dollars in thousands)
Skilled services revenue	$127,869	$118,904	$8,965	7.5%
Number of facilities at period end	40	40	—	—%
Number of campuses at period end(1)	1	1	—	—%
Actual patient days	337,906	330,468	7,438	2.3%
Occupancy percentage — Operational beds	76.9%	73.4%	3.5%	4.8%
Skilled mix by nursing days	21.8%	19.1%	2.7%	14.1%
Skilled mix by nursing revenue	38.9%	35.3%	3.6%	10.2%

	Three Months Ended September 30,
	2024	2023	Change	% Change

RECENTLY ACQUIRED FACILITY RESULTS:(4)	(Dollars in thousands)
Skilled services revenue	$148,820	$77,978	$70,842	NM
Number of facilities at period end	49	24	25	NM
Number of campuses at period end(1)	3	—	3	NM
Actual patient days	325,980	159,694	166,286	NM
Occupancy percentage — Operational beds	81.3%	84.3%	NM	NM
Skilled mix by nursing days	28.0%	35.3%	NM	NM
Skilled mix by nursing revenue	47.8%	57.2%	NM	NM

	Three Months Ended September 30,
	2024	2023	Change	% Change

FACILITY CLOSED RESULTS:(5)	(Dollars in thousands)
Skilled services revenue	$—	$1,026	$(1,026)	NM
Actual patient days	—	4,018	(4,018)	NM
Occupancy percentage — Operational beds	—%	82.8%	NM	NM
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
(5)Facility Closed results represent one closed operation during 2024 due to the transitioning of an intermediate care facility program to group home setting, which is included in All Other category. The operation revenue was excluded from Same Facilities results for the three months ended September 30, 2023 for comparison purposes.

Skilled services revenue increased by $130.1 million, or 14.4%, compared to the three months ended September 30, 2023. The increases in skilled services revenue were across all payer types, including increases in Medicaid revenue of $52.6 million, or 12.2%, Medicare revenue of $26.0 million, or 11.0%, managed care revenue of $31.8 million, or 18.6% and private revenue of $19.7 million, or 30.3%.

The increase in skilled services revenue was primarily driven by strong occupancy performance across our skilled services operations. Our consolidated occupancy increased by 2.0% to 80.9%, during the three months ended September 30, 2024 compared to the same period in 2023. In addition, in the third quarter of 2024, we experienced an increase in skilled days, driven by steady growth in our managed care, Medicare and our Medicaid-skilled patients.

Revenue in our Same Facilities increased by $51.4 million, or 7.3%, compared to the same period in 2023, due to increased occupancy, skilled days and revenue per patient day. Our Same Facilities occupancy and skilled mix by nursing days continue to surpass pre-pandemic levels. Our diligent efforts to strengthen our partnerships with various managed care organizations, hospitals and local communities, increased our managed care revenue by 12.1%, mainly due to an increase in managed care days of 9.1% . We continued to see a shift in our patient population from Medicare to managed care as Medicare Advantage enrollment continues to accounted for a larger portion of the overall Medicare eligible population. In addition, Medicaid revenue increased by $18.3 million or 5.5%, mainly from the increase in Medicaid days and revenue per patient day.

Revenue generated by our Transitioning Facilities increased by $9.0 million, or 7.5%, primarily due to increases in occupancy and revenue per patient day. Our Managed Care revenue increased by 17.2%, Medicare revenue increased by 15.7% and private and other revenue increased by 10.0%, demonstrating our ability to focus on increasing occupancy across payer types. Included in the three months ended September 30, 2023 is the revenue related to a facility that was not operating at full capacity starting in the first quarter of 2024 due to flooding.

Skilled services revenue generated by Recently Acquired Facilities increased by $70.8 million compared to the three months ended September 30, 2023. The increase was primarily due to 28 operational expansions between October 1, 2023 and September 30, 2024 across eight states.

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
The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate (1):

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2024	2023	2024	2023	2024	2023	2024	2023

SKILLED NURSING AVERAGE DAILY REVENUE RATES:
Medicare	$751.70	$719.45	$703.43	$682.72	$836.11	$861.36	$761.27	$735.66
Managed care	553.94	543.40	525.98	529.60	582.80	626.63	553.85	546.36
Other skilled	631.53	581.59	566.54	484.78	618.15	424.56	625.47	562.61
Total skilled revenue	635.52	612.95	609.64	586.49	724.79	746.45	644.15	622.12
Medicaid	292.95	277.34	272.74	256.72	305.33	297.45	291.49	275.09
Private and other payors	280.39	262.53	240.69	237.31	328.69	348.46	280.84	262.97
Total skilled nursing revenue	$399.86	$378.34	$342.49	$317.22	$425.50	$460.15	$395.24	$374.85
(1) The rates are based on contractually agreed-upon amounts or rates, excluding the estimates of variable consideration under the revenue recognition standard, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606 and state relief funding during the three months ended September 30, 2023.

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 4.5% and 3.0%, respectively, compared to the three months ended September 30, 2023. The increase is attributable to the 4.0% net market basket increase that became effective in October 2023, a shift to higher acuity patients and changes in patient payer-mix. For example, we continue to see a shift from Medicare to Medicare Advantage in states that have higher acuity patients, such as Arizona.

Our average Medicaid rates increased 6.0% due to state reimbursement increases, our participation in supplemental Medicaid payment programs and quality improvement programs in various states and changes in Medicaid mix. For example, we continue to have an increase in Medicaid days in states with higher rates, such as California.
Payor Sources as a Percentage of Skilled Nursing Services. We use our skilled mix as a measure of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods.
The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2024	2023	2024	2023	2024	2023	2024	2023
PERCENTAGE OF SKILLED NURSING REVENUE
Medicare	20.1%	20.7%	19.9%	17.3%	29.9%	40.9%	21.5%	22.0%
Managed care	20.7	20.2	14.5	13.1	12.7	12.1	18.8	18.6
Other skilled	9.4	8.7	4.5	4.9	5.2	4.2	8.2	7.8
Skilled Mix	50.2%	49.6%	38.9%	35.3%	47.8%	57.2%	48.5%	48.4%
Private and other payors	7.4	7.9	8.3	9.4	8.4	6.5	7.6	8.0
Medicaid	42.4	42.5	52.8	55.3	43.8	36.3	43.9	43.6
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2024	2023	2024	2023	2024	2023	2024	2023
PERCENTAGE OF SKILLED NURSING DAYS
Medicare	10.7%	10.9%	9.7%	8.0%	15.2%	21.9%	11.2%	11.2%
Managed care	14.9	14.1	9.4	7.8	9.2	8.9	13.4	12.7
Other skilled	6.0	5.6	2.7	3.3	3.6	4.5	5.1	5.2
Skilled Mix	31.6%	30.6%	21.8%	19.1%	28.0%	35.3%	29.7%	29.1%
Private and other payors	10.5	11.5	11.9	12.5	11.0	8.5	10.8	11.5
Medicaid	57.9	57.9	66.3	68.4	61.0	56.2	59.5	59.4
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services

The following table sets forth total cost of services for our skilled services segment for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change
	2024	2023	$	%

Cost of service	$824,152	$713,290	$110,862	15.5%
Revenue percentage	79.8%	79.0%		0.8%

Cost of services related to our skilled services segment increased by $110.9 million, or 15.5% from the same period in 2023. Cost of services as a percentage of revenue increased to 79.8% from 79.0% due to increased labor cost as a result of new acquisitions with higher expenses in the turnaround stage, increased healthcare costs and general and professional liability reserves and increased expense related to the deferred compensation investment program of $2.3 million compared to the three months ended September 30, 2023. Our cost of services as a percentage of revenue varies depending on the volume of acquisitions during the period, which typically have higher costs during the transition period.
Standard Bearer

	Three Months Ended September 30,		Change
	2024	2023	$	%

	(Dollars in thousands)
Rental revenue generated from third-party tenants	$4,195	$4,004	$191	4.8%
Rental revenue generated from Ensign's independent subsidiaries	20,234	16,976	3,258	19.2
TOTAL RENTAL REVENUE	$24,429	$20,980	$3,449	16.4%
Segment income	7,274	7,165	109	1.5
Depreciation and amortization	7,484	6,429	1,055	16.4
FFO	$14,758	$13,594	$1,164	8.6%

Rental revenue — Our rental revenue, including revenue generated from our independent subsidiaries, increased by $3.4 million, or 16.4%, to $24.4 million, compared to the three months ended September 30, 2023. The increase in revenue is primarily attributable to 10 real estate purchases, as well as annual rent increases since the three months ended September 30, 2023.

FFO — Our FFO increased by $1.2 million, or 8.6%, to $14.8 million, compared to the three months ended September 30, 2023. The increase in rental revenue of $3.4 million was offset by increases in interest expense of $2.1 million associated with the intercompany agreements between Standard Bearer and us as we continue to grow our real estate portfolio.
All Other Revenue

Our other revenue increased by $12.0 million, or 30.7%, to $51.1 million, compared to the three months ended September 30, 2023. Other revenue includes senior living revenue of $23.7 million, revenue from other ancillary services of $24.5 million and rental income of $2.9 million. The increase in other revenue is primarily attributable to the increase in occupancy in our senior living operations and growth in our other ancillary services.

Consolidated Financial Expenses
Rent-cost of services — Our rent-cost of services as a percentage of revenue decreased by 0.3% to 5.1%, since our operational expansions included a higher mix of real estate purchases.
General and administrative expense — General and administrative expense increased $5.1 million or 9.9%, to $56.2 million. This increase was primarily driven by additional headcount due to acquisition activities. General and administrative expense as a percentage of revenue decreased by 0.2% to 5.2%.
Depreciation and amortization — Depreciation and amortization expense increased $3.0 million, or 16.4%, to $21.5 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations and capital expenditures. Depreciation and amortization expense as a percentage of revenue remained consistent at 1.9%.
Other income, net — Other income, net as a percentage of revenue increased by 0.7%. Other income primarily includes interest income from our investments, interest expense related to our debt and deferred compensation gains and losses. Other income, net increased by $7.1 million due to the increase in interest income from our investments and gains in our deferred compensation plan which incurs gains or losses depending on market performance. During the three months ended September 30, 2024 and 2023, the deferred compensation plan had a gain of $3.2 million and a loss of $1.4 million, respectively. We also recorded an offsetting expense and reduction in expense allocated between cost of services and general and administrative expenses.

Provision for income taxes — Our effective tax rate was 20.4% for the three months ended September 30, 2024, compared to 22.0% for the same period in 2023. The effective tax rate for both periods was driven by the impact of excess tax benefits from stock-based compensation, partially offset by non-deductible expenses including non-deductible compensation. See Note 14, Income Taxes, in the Notes to the Interim Financial Statements for further discussion.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
The following tables set forth details of operating results for our revenue and earnings, and their respective components, by our reportable segment for the periods indicated.

	Nine Months Ended September 30, 2024
	Skilled Services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$2,994,000	$69,984	$141,055	$(76,806)	$3,128,233
Total expenses, including other income, net	2,616,517	48,092	257,759	(76,806)	2,845,562
Segment income (loss)	377,483	21,892	(116,704)	—	282,671
Loss on long-lived assets					(2,335)
Income before provision for income taxes					$280,336

	Nine Months Ended September 30, 2023
	Skilled Services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$2,638,090	$60,611	$114,574	$(64,298)	$2,748,977
Total expenses, including other income, net	2,289,921	39,094	242,680	(64,298)	2,507,397
Segment income (loss)	348,169	21,517	(128,106)	—	241,580
Loss on insurance recoveries from real estate					(100)
Income before provision for income taxes					$241,480

Our total revenue increased by $379.3 million, or 13.8%, compared to the nine months ended September 30, 2023. The increase in revenue was primarily driven by an increase in occupancy of 2.2% and 2.9% from our skilled services in Same Facilities and Transitioning Facilities, respectively, coupled with increasing daily revenue rates and the impact of acquisitions. Additionally, our skilled services in Recently Acquired Facilities increased total revenue by $185.6 million, when compared to the same period in 2023.
Skilled Services Segment

Revenue

The following tables present the skilled services revenue and key performance metrics by category during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Change	% Change

TOTAL FACILITY RESULTS:	(Dollars in thousands)
Skilled services revenue	$2,994,000	2,638,090	$355,910	13.5%
Number of facilities at period end	282	258	24	9.3%
Number of campuses at period end(1)	29	26	3	11.5%
Actual patient days	6,962,308	6,363,107	599,201	9.4%
Occupancy percentage — Operational beds	80.4%	78.3%	2.1%	2.7%
Skilled mix by nursing days	30.2%	30.7%	(0.5)%	(1.6)%
Skilled mix by nursing revenue	48.8%	50.6%	(1.8)%	(3.6)%

	Nine Months Ended September 30,
	2024	2023	Change	% Change

SAME FACILITY RESULTS:(2)	(Dollars in thousands)
Skilled services revenue	$2,244,572	$2,096,752	$147,820	7.0%
Number of facilities at period end	193	193	—	—%
Number of campuses at period end(1)	25	25	—	—%
Actual patient days	5,157,784	5,000,020	157,764	3.2%
Occupancy percentage — Operational beds	81.2%	79.0%	2.2%	2.8%
Skilled mix by nursing days	31.8%	32.1%	(0.3)%	(0.9)%
Skilled mix by nursing revenue	50.2%	51.6%	(1.4)%	(2.7)%

	Nine Months Ended September 30,
	2024	2023	Change	% Change

TRANSITIONING FACILITY RESULTS:(3)	(Dollars in thousands)
Skilled services revenue	$374,989	$350,048	$24,941	7.1%
Number of facilities at period end	40	40	—	—%
Number of campuses at period end(1)	1	1	—	—%
Actual patient days	995,438	969,585	25,853	2.7%
Occupancy percentage — Operational beds	75.5%	72.6%	2.9%	4.0%
Skilled mix by nursing days	21.7%	20.9%	0.8%	3.8%
Skilled mix by nursing revenue	38.4%	38.7%	(0.3)%	(0.8)%

	Nine Months Ended September 30,
	2024	2023	Change	% Change

RECENTLY ACQUIRED FACILITY RESULTS:(4)	(Dollars in thousands)
Skilled services revenue	$373,865	$188,216	$185,649	NM
Number of facilities at period end	49	24	25	NM
Number of campuses at period end(1)	3	—	3	NM
Actual patient days	807,004	379,708	427,296	NM
Occupancy percentage — Operational beds	82.0%	85.2%	NM	NM
Skilled mix by nursing days	30.3%	38.3%	NM	NM
Skilled mix by nursing revenue	51.0%	61.2%	NM	NM

	Nine Months Ended September 30,
	2024	2023	Change	% Change

FACILITY CLOSED RESULTS:(5)	(Dollars in thousands)
Skilled services revenue	$574	$3,074	$(2,500)	NM
Actual patient days	2,082	13,794	(11,712)	NM
Occupancy percentage — Operational beds	52.6%	90.7%	NM	NM
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
(5)Facility Closed results represent a closed operation during the nine months ended September 30, 2024 due to the transitioning of an intermediate care facility program to group home setting, which is included in All Other category. The operation revenue was excluded from Same Facilities results for the nine months ended September 30, 2024 and 2023 for comparison purposes.

Skilled services revenue increased $355.9 million, or 13.5%, compared to the nine months ended September 30, 2023. The increases in skilled services revenue were across all payer types including increases in Medicaid revenue of $158.3 million, or 12.8%, Medicare revenue of $54.7 million, or 7.5%, managed care revenue of $93.2 million, or 19.1%, and private revenue of $49.7 million, or 27.5%.

The increase in skilled services revenue was primarily driven by strong occupancy performance across our skilled services operations. Our consolidated occupancy increased by 2.1% to 80.4% during the nine months ended September 30, 2024 compared to the same period in 2023, as a result of an increase in long-term care Medicaid patients and an increase in managed care skilled days.
Revenue in our Same Facilities increased $147.8 million, or 7.0%, compared to the same period in 2023, due to increased occupancy from long-term care patients and revenue per patient day and strong skilled days. Our diligent efforts to strengthen our partnerships with various managed care organizations, hospitals and local communities, increased our managed care revenue by 12.6%, mainly due to increases in managed care days of 6.5% and revenue per patient day of 4.0%. We continued to see a shift in our patient population from Medicare to managed care as Medicare Advantage enrollment continues to accounted for a larger portion of the overall Medicare eligible population. In addition, Medicaid revenue increased by $68.8 million or 7.0%, mainly from the increases in Medicaid days and revenue per patient day. Our skilled mix days and revenue declined mainly due to our non-skilled patients days and revenue growth outpacing our skilled days and revenue.
Revenue generated by our Transitioning Facilities increased $24.9 million, or 7.1%, primarily due to improved occupancy growth and an increase in revenue per patient day. Managed Care and private revenue increased by 29.8% and 20.0%, respectively, demonstrating our ability to focus on increasing occupancy across payer types. Included in the nine months ended September 30, 2023 is the revenue related to a facility that was not operating at full capacity starting in the first quarter of 2024 due to flooding.
Skilled services revenue generated by Recently Acquired Facilities increased by approximately $185.6 million compared to the nine months ended September 30, 2023. The increases were primarily due to 28 operational expansions between October 1, 2023 and September 30, 2024 across eight states. In addition, we acquired 17 operations in February 2023 that contributed to the year over year increase.
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
The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate (1):

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2024	2023	2024	2023	2024	2023	2024	2023

SKILLED NURSING AVERAGE DAILY REVENUE RATES
Medicare	$748.98	$713.73	$698.74	$670.68	$846.75	$859.42	$759.90	$724.85
Managed care	550.36	529.39	524.39	518.66	585.08	613.87	550.73	532.41
Other skilled	623.28	592.05	516.66	494.20	610.19	480.91	613.37	576.60
Total skilled revenue	632.93	610.20	599.35	588.55	736.74	751.07	641.47	618.43
Medicaid	295.40	272.75	270.47	248.33	303.66	286.80	292.35	269.05
Private and other payors	280.71	262.31	249.88	237.21	331.04	347.78	281.39	261.99
Total skilled nursing revenue	$401.33	$380.01	$339.45	$318.15	$437.60	$469.52	$396.61	$375.58
(1) The rates are based on contractually agreed-upon amounts or rates, excluding the estimates of variable consideration under the revenue recognition standard, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606 and state relief funding during the nine months ended September 30, 2023.

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 4.9% and 4.2%, respectively, compared to the nine months ended September 30, 2023. The increase is attributable to the 4.0% net market basket increase that became effective in October 2023 and a shift toward higher acuity patients.

Our average Medicaid rates increased 8.7% due to state reimbursement increases, our participation in supplemental Medicaid payment programs and quality improvement programs in various states and changes in Medicaid mix. For example, we continue to have an increase in Medicaid days in states with higher rates, such as California.

Payor Sources as a Percentage of Skilled Nursing Services — We use our skilled mix as a measure of the quality of reimbursements we receive at our independent skilled nursing facilities over various periods.
The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2024	2023	2024	2023	2024	2023	2024	2023

PERCENTAGE OF SKILLED NURSING REVENUE
Medicare	20.7%	22.9%	19.5%	21.4%	33.4%	43.4%	22.1%	24.2%
Managed care	20.4	20.1	14.2	12.1	13.1	13.4	18.7	18.5
Other skilled	9.1	8.6	4.7	5.2	4.5	4.4	8.0	7.9
Skilled mix	50.2%	51.6%	38.4%	38.7%	51.0%	61.2%	48.8%	50.6%
Private and other payors	7.2	7.5	8.7	8.8	7.8	6.2	7.5	7.6
Medicaid	42.6	40.9	52.9	52.5	41.2	32.6	43.7	41.8
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2024	2023	2024	2023	2024	2023	2024	2023

PERCENTAGE OF SKILLED NURSING DAYS
Medicare	11.1%	12.2%	9.5%	10.2%	17.2%	23.7%	11.6%	12.6%
Managed care	14.9	14.4	9.2	7.4	9.8	10.2	13.5	13.1
Other skilled	5.8	5.5	3.0	3.3	3.3	4.4	5.1	5.0
Skilled mix	31.8%	32.1%	21.7%	20.9%	30.3%	38.3%	30.2%	30.7%
Private and other payors	10.4	11.0	12.0	11.8	10.3	8.3	10.6	10.9
Medicaid	57.8	56.9	66.3	67.3	59.4	53.4	59.2	58.4
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services

The following table sets forth total cost of services for our skilled services segment for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		Change
	2024	2023	$	%

Cost of service	$2,383,742	$2,081,107	$302,635	14.5%
Revenue percentage	79.6%	78.9%		0.7%

Cost of services related to our skilled services segment increased by $302.6 million, or 14.5%, from the same period in 2023. Cost of services as a percentage of revenue increased to 79.6% from 78.9%, due to increased labor costs as a result of new acquisitions with higher expenses in the turnaround stage, increased health insurance, worker compensation and general and professional liability reserves and increased expense related to the deferred compensation investment program of $2.6 million compared to the nine months ended September 30, 2023. Our cost of services as a percentage of revenue varies depending on the volume of acquisitions during the period, which typically have higher costs during the transition period.

Standard Bearer

	Nine Months Ended September 30,		Change
	2024	2023	$	%

	(Dollars in thousands)
Rental revenue generated from third-party tenants	$12,588	$11,576	$1,012	8.7%
Rental revenue generated from Ensign's independent subsidiaries	57,396	49,035	8,361	17.1
TOTAL RENTAL REVENUE	$69,984	$60,611	$9,373	15.5%
Segment income	21,892	21,517	375	1.7
Depreciation and amortization	21,479	18,528	2,951	15.9
FFO	$43,371	$40,045	$3,326	8.3%

Rental revenue — Our rental revenue, including revenue generated from our independent subsidiaries, increased by $9.4 million, or 15.5%, to $70.0 million, compared to the nine months ended September 30, 2023. The increase in revenue is primarily attributable to 10 real estate purchases as well as annual rent increases since the nine months ended September 30, 2023.
FFO — Our FFO increased by $3.3 million, or 8.3%, to $43.4 million, compared to the nine months ended September 30, 2023. The increase in rental revenue of $9.4 million is offset by increases in interest expense of $5.7 million associated with the intercompany debt arrangements between Standard Bearer and us, as we continue to grow our real estate portfolio.
All Other Revenue
Our other revenue increased by $26.5 million, or 23.1%, to $141.1 million, compared to the nine months ended September 30, 2023. Other revenue for the nine months ended September 30, 2024 includes senior living revenue of $65.9 million, revenue from other ancillary services of $66.3 million and rental income of $8.9 million. The increase in other revenue is primarily attributable to our other ancillary services.
Consolidated Financial Expenses
Rent-cost of services — Our rent-cost of services as a percentage of revenue decreased by 0.2% to 5.1%, as our operational expansions included a higher mix of real estate purchases.
General and administrative expense — General and administrative expense increased by $13.1 million or 8.4%, to $169.5 million. This increase was primarily driven by additional headcount due to acquisition activity and system implementation costs. General and administrative expense as a percentage of revenue decreased by 0.3% to 5.4%.
Depreciation and amortization — Depreciation and amortization expense increased by $8.5 million, or 15.9%, to $61.6 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations and capital expenditures. Depreciation and amortization expense as a percentage of revenue remained consistent at 1.9%.
Other income, net — Other income, net as a percentage of revenue increased by 0.4%. Other income primarily includes interest income from our investments, interest expense related to our debt and deferred compensation gains and losses. Other income, net increased by $13.9 million due to increases in interest income from our investments and gains in our deferred compensation plan which incurs gains or losses depending on market performance. During the nine months ended September 30, 2024 and 2023, the deferred compensation plan had gains of $6.1 million and $1.1 million, respectively. We also recorded an offsetting expense allocated between cost of services and general and administrative expenses.
Provision for income taxes — Our effective tax rate was 22.0% for the nine months ended September 30, 2024, compared to 22.1% for the same period in 2023. The effective tax rate for both periods was driven by the impact of excess tax benefits from stock-based compensation, partially offset by non-deductible expenses, including non-deductible compensation. See Note 14, Income Taxes, in the Interim Financial Statements for further discussion.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our Credit Facility. Our liquidity as of September 30, 2024 is impacted by cash generated from strong operational performance offset by investments made for our operational expansions and ancillary businesses as well as capital expenditures to improve the quality of care at our existing operations.
Historically, we have primarily financed the majority of our acquisitions through mortgages on our properties, our Credit Facility and cash generated from operations. Cash paid to fund acquisitions was $87.2 million for the nine months ended September 30, 2024 compared to cash paid of $54.0 million for the nine months ended September 30, 2023. Total capital expenditures for property and equipment were $110.1 million and $77.4 million for the nine months ended September 30, 2024 and 2023, respectively. We currently have approximately $135.0 million budgeted for renovation projects in 2024. We believe our current cash balances, our cash flow from operations and the amounts available for borrowing under our Credit Facility will be sufficient to cover our operating needs for at least the next 12 months.

We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.
Our cash and cash equivalents as of September 30, 2024 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of September 30, 2024, we held investments of approximately $154.5 million. We believe our investments that were in an unrealized loss position as of September 30, 2024 do not require an allowance for expected credit losses, nor has any event occurred subsequent to that date that would indicate so.

As mentioned above, our primary source of cash is from our ongoing operations. Our positive cash flows have supported our business and have allowed us to pay regular dividends to our stockholders. We currently anticipate that existing cash and total investments as of September 30, 2024, along with projected operating cash flows and available financing, will support our normal business operations for the foreseeable future.
On May 16, 2024, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from September 1, 2024. On August 29, 2023, the Board of Directors previously approved a stock repurchase program pursuant to which we could repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from September 1, 2023, which program terminated by its terms on August 31, 2024 and is no longer in effect. We did not purchase any shares pursuant to the stock repurchase programs during the nine months ended September 30, 2024.
Under these repurchase programs, we are authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions, tender offers, pursuant to contractual provisions, and block trades, or otherwise in accordance with federal securities laws. The stock repurchase programs do not obligate us to acquire any specific number of shares. Any such repurchases will depend on our business strategy, prevailing market conditions, our liquidity requirements, contractual restrictions or covenants, compliance with securities laws, and other factors. The amounts involved in any such transaction may be material.
The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023

NET CASH PROVIDED BY/(USED IN):	(In thousands)
Operating activities	$246,730	$291,397
Investing activities	(223,465)	(137,754)
Financing activities	(825)	(2,043)
Net increase in cash and cash equivalents	$22,440	$151,600
Cash and cash equivalents beginning of period	509,626	316,270
Cash and cash equivalents at end of period	$532,066	$467,870

Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities. The $44.7 million decrease in cash provided by operating activities for the nine months ended September 30, 2024 compared to the same period in 2023 was due primarily to the timing of income tax payments. In 2023, the U.S. Internal Revenue Service and California provided disaster-area tax relief for the deferral of federal and California estimated tax payments until the fourth quarter of 2023. As of the third quarter of 2023, the Company deferred approximately $50.0 million of 2023 federal and California estimated tax payments that were paid in the fourth quarter of 2023. During the nine months ended September 30, 2024, we paid $82.0 million in income tax payment compared to $8.5 million during the nine months ended September 30, 2023. This cash outflow was partially offset by an increase in operational performance.
Investing Activities
Investing cash flows consist primarily of capital expenditures, investment activities, insurance proceeds and cash used for acquisitions. The $85.7 million increase in cash used in investing activities for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily used for operational expansions and capital expenditures as well as increased investment activity as part of our capital strategy.
Financing Activities
Financing cash flows consist primarily of cash provided by the issuance of common stock upon exercise of stock options, payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, payment for share repurchases and the noncontrolling interest activity. The $1.2 million increase in cash provided by financing activities for the nine months ended September 30, 2024 compared to the same period in 2023, was primarily due to stock option exercises offset by the purchase of non-controlling interest in one of our ancillary businesses.

Credit Facility with a Lending Consortium Arranged by Truist

We maintain a revolving credit facility with Truist Securities (Truist) (the Credit Facility) with availability of up to $600.0 million in aggregate principal amount. The maturity date of the Credit Facility is April 8, 2027. Borrowings are supported by a lending consortium arranged by Truist. The interest rates applicable to loans under the Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 0.25% to 1.25% per annum or SOFR plus a margin ranging from 1.25% to 2.25% per annum, based on the Consolidated Total Net Debt to Consolidated EBITDA ratio (as defined in the Credit Facility). In addition, there is a commitment fee on the unused portion of the commitments that ranges from 0.20% to 0.40% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio.
Mortgage Loans and Promissory Note
As of September 30, 2024, 23 of our subsidiaries had mortgage loans insured with HUD for an aggregate amount of $147.7 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates at a range of 3.1% to 4.2%, including fixed interest rates at a range of 2.4% to 3.3% per annum. In addition to the interest rate, we incur other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10.0%, and is reduced by 3.0% in the fourth year of the loan, and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years.
In addition to the HUD mortgage loans, one of our subsidiaries has a promissory note that bears a fixed interest rate of 5.3% per annum and has a term of 12 years. The note, which was used for an acquisition, is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.

Operating Leases
As of September 30, 2024, 231 of our facilities are under long-term lease arrangements, of which 99 of the operations are under nine triple-net Master Leases and one stand-alone lease with CareTrust REIT, Inc. (CareTrust). The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each master lease, our individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%. At our option, we can extend the Master Leases for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease. Additionally, four of the 100 facilities leased from CareTrust include an option to purchase that we can exercise starting on December 1, 2024.
We also lease certain facilities and our administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from five to 20 years and are subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, we lease certain of our equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases.
Ninety of our independent subsidiaries, excluding the subsidiaries that are operated under the Master Leases from CareTrust, are operated under 14 separate master lease arrangements. Under these master leases, a default at a single facility could subject one or more of the other independent subsidiaries covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of our leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in our outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
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

We have a Credit Facility with Truist of up to $600.0 million in aggregate principal amount. We have no outstanding borrowings under our Credit Facility as of September 30, 2024 and through the filing date of this report. In addition, we have outstanding indebtedness under mortgage loans insured with HUD and a promissory note payable to a third party of $149.4 million, all of which are at fixed interest rates.

Our cash and cash equivalents as of September 30, 2024 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of September 30, 2024, we held investments of approximately $154.5 million. We believe our investments that were in an unrealized loss position as of September 30, 2024 do not require an allowance for expected credit losses, nor has any event occurred subsequent to that date that would indicate so. Our market risk exposure is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal, while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of September 30, 2024 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Litigation and Regulatory Matters — Laws and regulations governing Medicare and Medicaid programs are complex and subject to review and interpretation. Compliance with such laws and regulations is evaluated regularly, the results of which can be subject to future governmental review and interpretation, and can include significant regulatory action with fines, penalties, and exclusion from certain governmental programs. Included in these laws and regulations is monitoring performed by the Office of Civil Rights which enforces the Health Insurance Portability and Accountability Act of 1996, the terms of which require healthcare providers (among other things) to safeguard the privacy and security of certain patient protected health information.

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
The skilled nursing and post-acute care industry is heavily regulated. As such, we and our independent subsidiaries are continuously subject to state and federal regulatory scrutiny, supervision and intervention in the ordinary course of business. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition to being subject to regulatory oversight from state and federal agencies, the skilled nursing and post-acute care industry is also subject to regulatory requirements which, if noncompliance is identified, could result in civil, administrative or criminal fines, penalties or restitutionary relief, and/or reimbursement; authorities could also seek the suspension or exclusion of the provider or individual from participation in State and Federal healthcare programs. We believe that there has been, and will continue to be, an increase in governmental investigations of post-acute providers, particularly in the area of alleged Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in civil legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on our financial position, results of operations, and cash flows. Additionally, such proceedings and/or investigation can be a distraction to the business of our independent subsidiaries.
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
In addition to the potential lawsuits and claims described above, we and our independent subsidiaries are also subject to potential lawsuits under the FCA and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare or Medicaid) or other payor. A violation may provide the basis for exclusion from federally funded healthcare programs. Such exclusions could have a correlative negative impact on our financial performance. In addition, and pursuant to the qui tam or "whistleblower" provisions of the FCA, a private individual with knowledge of fraud or potential fraud may bring a claim on behalf of the federal government and receive a percentage of any recovery obtained for the Federal government. Due to these whistleblower incentives, qui tam lawsuits have become more frequent.
For example, on May 31, 2018, we, on behalf of our independent subsidiaries, received a CID from the DOJ stating that it was investigating to determine whether there had been a violation of the FCA and/or the Anti-Kickback Statute (AKS) with respect to the relationships between certain of our independent subsidiaries and persons who serve or have served as medical directors. We fully cooperated with the DOJ and promptly responded to its requests for information. In April 2020, we were advised that the DOJ declined to intervene in any subsequent action filed in connection with the subject matter of this investigation. Despite the decision of the DOJ to decline to participate in litigation based on the subject matter of its previously issued CID, the involved qui tam relator moved forward with the complaint in December 2020. From that time until December 2023, and notwithstanding our success in early pre-trial motions, we continued to incur legal defense costs and fees, including significant amounts related to the mandatory exchange of information between the parties in the fourth quarter of 2023. In early January 2024, we entered into mediation with the involved parties and on January 19, 2024, the parties agreed to settle the civil case for $48.0 million, subject to the review of the DOJ and other relevant government entities. The settlement does not include admissions on the part of the Company or our independent subsidiaries, and we maintain that we have consistently complied with and continue to comply with all applicable State and Federal statutes (including but not limited to the FCA and the AKS). The settlement documents are in the process of being finalized and, following payment of the settlement funds, the qui tam complaint will be dismissed and the matter will be resolved.

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
Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories. We and our independent subsidiaries have been subjected to, and/or are currently involved in, class action litigation alleging violations (alone or in combination) of state and federal wage and hour law as related to the alleged failure to pay wages, to timely provide and authorize meal and rest breaks, and other such similar causes of action. Additionally, in July of 2024, two of our independent subsidiaries received a subpoena to produce documents related to alleged environmental matters from the United States’ Attorney’s office for the Western District of Washington. Our independent subsidiaries are fully cooperating with the United States' Attorney’s office in response to the subpoena. We do not believe that the ultimate resolution of these actions will have a material adverse effect on our business, cash flows, financial condition or results of operations.
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
Medicare Revenue Recoupments — We and our independent subsidiaries are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments resulting from reviews conducted via RAC, various Program Safeguard Contractors, and Medicaid Integrity Contractors (collectively referred to as Reviews). Reviews vary in claim selection size and processes, ranging from a single episode/claim month to larger, multi-claim batches; and from single rounds of review to reviews of multiple rounds with pass/fail criteria. If an operation has a significant error or fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. We anticipate that these Reviews could increase in frequency in the future. As of September 30, 2024 and through the filing date of this report, 18 of the our independent subsidiaries had multi-claim Reviews scheduled or in process.
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
•Reforms to the U.S. healthcare system, including new regulations under the ACA, new transparency and disclosure requirements, and federal and state standards for minimum nurse staffing levels, continue to impose new requirements upon us that could materially impact our business.
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
•Public and government calls for increased enforcement efforts toward SNFs, past and potential rulemaking that results in enhanced enforcement and penalties, and new guidance for surveyors regarding the review of SNFs and enforcement of their Requirements of Participation, could result in increased scrutiny by state and federal survey agencies, including sanctions that could negatively affect our financial condition and results of operations.
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
•Reductions in Medicare reimbursements for physician and non-physician services could impact reimbursement for medical professionals.
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
•Newly enacted legislation in the States where our independent subsidiaries are located may impact the volume and exposure in claims filed and the overall cost of those cases from a defense and indemnity standpoint.
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
•Failure to comply with existing environmental laws could result in increased expenditures, litigation and potential loss to our business and in our asset value.

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

We derived 24.5% and 25.3% of our service revenue from the Medicare programs for the three and nine months ended September 30, 2024, respectively, and 25.4% and 26.8% for the three and nine months ended September 30, 2023, respectively. In addition, many other payors may use published Medicare rates as a basis for reimbursements. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, or if there are delays in Medicare payments, our business and results of operations will be adversely affected.

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
A significant portion of reimbursement for skilled nursing services comes from Medicaid. In fact, Medicaid is our largest source of revenue, accounting for 45.7% of our revenue for both the three and nine months ended September 30, 2024, respectively, and 46.7% and 46.0% for the three and nine months ended September 30, 2023, respectively. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets, which has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. Since a significant portion of our revenue is generated from our skilled nursing independent subsidiaries in California, Texas and Arizona, any budget reductions or delays in these states could adversely affect our net patient service revenue and profitability. Due to recent fluctuations in state budgets many of the states in which we operate (including those with current budget surpluses), are seeking to contain costs on Medicaid outlays for SNFs, and any such decline could adversely affect our financial condition and results of operations.
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
State-Level Direct Spending Requirements could negatively impact our results of operations.

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

For example, Washington state incorporates the costs of direct care, indirect care, and capital expenditures for SNF services in computing the State’s Medicaid payments to nursing facilities. Using periodically updated calculations that account for factors including case acuity, fair market value of capital expenditures, inflation, and facility performance, Washington sets facility compensation so that the majority of Medicaid reimbursement paid to a skilled nursing facility is used for care-related activities, with limitations on how much a facility’s reimbursement may increase from year to year. Washington state first adopted this care-based payment model in 2015 and has periodically updated it since, including in 2020, 2022, and 2023; it is expected that Washington will continue to amend this law in the future. For state fiscal year 2024, Texas requires all nursing facilities must show that funds paid to SNFs by Texas’s Medicaid program, including both fee-for-service and managed care reimbursement, were expended for direct care activities, including direct care staff wages and benefits. In addition, California in the past has proposed bills that, if passed, would require nursing facilities to spend a stated percentage of revenue on direct patient-related services. While the most recent attempt by the California Assembly (Bill 1537) to impose direct spending requirements on SNFs has been placed in suspense with no action has been taken, similar legislation in the future may seek to impose identical or analogous funding requirements for SNFs operating in California or other states.

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

While it is not possible to predict whether and when any such changes will occur, specific proposals discussed leading up to the 2024 presidential election, including a repeal or material amendment of the ACA, could harm our business, operating results and financial condition. The ACA continues to be a salient political topic and proposed changes to it may become the subject of campaign promises, litigation, administrative action, or legislation leading up to or following the 2024 Presidential election. In addition, even if the ACA is not amended or repealed, the President and the executive branch of the federal government, as well as CMS and HHS have a significant impact on the implementation of the provisions of the ACA, and a new administration could make changes impacting the implementation and enforcement of the ACA, which could harm our business, operating results and financial condition. We have already seen this with regulatory activity promulgating rules regarding anti-discrimination under Section 1557 of the ACA and recent rulemaking requiring SNFs to disclose their ownership and the ownership of service providers under Section 6101 of the ACA. If we are slow or unable to adapt to any such changes, our business, operating results and financial condition could be adversely affected.

Similarly, the Nursing Home Improvement Act proposed during the prior Congress may be re-introduced in the future and could ultimately have an impact on our business due to the proposed 2% decrease in payments to SNFs, as well as the staffing and reporting requirements contained within that bill. While it is difficult to determine whether the Nursing Home Improvement Act or a similar bill will even be reintroduced, if ultimately signed into law, this bill may negatively impact our business, with the scope and nature of its consequences unknown.

In 2023, CMS issued a final rule that, requires SNFs to disclose certain information regarding their ownership and managerial relationships. This final rule is more invasive and comprehensive than the ownership information already disclosed through Medicare's Nursing Home Compare website. Refer to Item 2., under Government Regulation, for additional information. The breadth of disclosure required by this new rule may be adverse to our business interests and detrimental to our operations, revenue, and profitability and may have a chilling effect on investment due to the depth of the new reporting and transparency requirements. Similarly, California passed a comparable law requiring the disclosure of certain ownership and financial information for SNFs in 2021. On March 6, 2024, California’s regulations implementing this law took effect, which may invite further scrutiny and potential legal action, whether by the state agencies or private parties, within California based on the information disclosed as required by this law and its enabling regulations.

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

The midterm elections in 2022 resulted in a change of control in the House of Representatives and representative departures that are expected in 2024 are anticipated to further narrow the margin of Republican control over the House of Representatives. Both events could result in significant changes in, and have resulted in uncertainty with respect to, legislation, regulation, implementation or repeal of laws and rules related to government health programs, including Medicare and Medicaid. Democratic proposals for Medicare for All or significant expansion of Medicare, could significantly impact our business and the healthcare industry if implemented, although the implementation of such proposals remains unlikely under the political party currently holding a majority within the House of Representatives. Other legislation, such as the Protecting America’s Seniors’ Access to Care Act and Protecting America's Rural Seniors' Access Act, which seek to halt HHS and CMS from finalizing and enforcing its proposed rule for staffing requirements, indicates a bipartisan interest in restraining HHS’s ability to finalize, implement and enforce regulations that may be burdensome on our independent subsidiaries, creating still more uncertainty and unpredictability in the legislative process.

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

As a result of our participation in the Medicaid and Medicare programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with the rules associated with these programs and related applicable laws and regulations, including our claims for payments submitted to those programs, which are subject to reviews by Recovery Audit Contractors, Zone Program Integrity Contractors, Program Safeguard Contractors, Unified Program Integrity Contractors, Supplemental Medical Review Contractors and Medicaid Integrity Contractors programs, (collectively referred to as Reviews). In these Reviews, third-party firms engaged by CMS conduct extensive analysis of claims data and medical and other records to identify potential improper payments under the federal and state programs. As discussed above, the Biden-Harris Administration has called for HHS and CMS to increase the level of scrutiny of SNF facilities and requested those agencies to adopt rules that would impose greater penalties upon non-compliant SNF operators. SNF PPS FY 2025 Final Rule implemented increased penalties that surveyors may impose on SNFs for perceived non-compliance with CMS’s requirements for SNF participation in Medicare. In addition, in 2023, CMS updated the survey resources that CMS and state surveyors use in evaluating our SNFs’ compliance with federal Requirements for Participation, incorporating recent changes to CMS’s methods for surveying infection control procedures.
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
In cases where claim and documentation review by a CMS contractor results in repeated unsatisfactory results, an operation can be subjected to protracted regulatory oversight. This CMS oversight may include education and sampling of claims, extended pre-payment review, referral of the operating business to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement made outside of specifically reviewed claims. Ongoing failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. As of September 30, 2024 and through the filing date of this report, 18 of our independent subsidiaries had multi-claim reviews scheduled or in process, either pre- or post-payment. We anticipate that these reviews could increase in frequency in the future.

Additionally, both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and, in particular, SNFs. The focus of these investigations includes, among other things, billing and cost reporting practices; quality of care provided; financial relationships with referral sources; and the medical necessity of rendered services. For example, refer to the matter discussed in Part II, Item 1., Legal Proceedings.

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
The laws and regulations governing our operations, along with the terms of participation in various government programs, regulate how we conduct our business, the services we offer, and our interactions with patients and other healthcare providers. These laws and regulations are subject to frequent change. As noted above, the Biden-Harris Administration has called upon HHS and CMS to study and propose new rules regarding staffing requirements and reimbursement for the nursing home industry, including tying reimbursement to staffing levels, salary, benefits, and retention. CMS's recently finalized ownership transparency rule, and similar state disclosure requirements such as California’s, discussed in Item 2., under Government Regulation, may provide an additional basis for further investigation, administrative action and ultimately fines, penalties, or sanctions if finalized, and may dissuade parties from working with us or our independent subsidiaries due to the reporting and disclosure obligations of being an Additional Disclosable Party under that final rule.

We believe that such regulations that may adversely affect our business, operation and profitability. The quantity and scope of these regulations may increase in the future and we cannot predict the ultimate content, timing or impact on us of any healthcare reform legislation. If we fail to comply with these applicable laws and regulations, or their interpretations as determined by courts or enforced by regulators, we could suffer civil or criminal penalties and other detrimental consequences, including denial of reimbursement, imposition of fines, temporary suspension of admission of new patients, suspension or decertification from the Medicaid and Medicare programs, restrictions on our ability to acquire new facilities or expand or operate existing facilities, the loss of our licenses to operate and the loss of our ability to participate in federal and state reimbursement programs. Additionally, in the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses.

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

As CMS turns its attention to enhancing enforcement activities towards SNFs, as discussed in Item 2., under Government Regulation, state survey agencies will have more accountability for their survey and enforcement efforts. Within the SNF PPS FY 2025 Final Rule, CMS was granted greater ability to impose monetary penalties upon SNFs for incident-based and day-based violations of CMS’s conditions of participation. Further, the enhanced penalties against SFFs under the Biden-Harris Administration represents further federal calls for transparency, oversight and penalties for low-ranked and underperforming SNFs. These enhanced penalties and enforcement activities precedes greater focus by CMS in obtaining oversight over SFFs, and continuing that oversight even after those SFFs improve, and subjecting them to more exacting and routine oversight. The likely result may be more frequent surveys of our independent subsidiaries, with more substantial penalties, fines and other consequences if they do not perform well. For low-performing facilities in the SFF program, the standards for successfully emerging from that program and not being subject to ongoing and enhanced government oversight will be higher and measured over a longer period of time, prolonging the risks of monetary penalties, fines and potential suspension or exclusion from the Medicare and Medicaid programs.

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

As discussed in discussed in greater detail in Item 2., under Government Regulation, in 2022 CMS updated the SFF program with the intent to reduce the amount of time a SNF spends as an SFF and increase the number of nursing homes that progress through the SFF program. The OIG has been studying the SFF program, including its 2022 updates, to understand the program’s outcomes, identify factors that aided SFFs that successfully graduated the SFF program with sustained quality improvements, and make further changes based on the data obtained in this study. CMS clarified certain details of the SFF program updates in 2023 and how they are to be implemented by each state survey agency (SA). As part of the revisions to the SFF program, a priority in revising the SFF program was to address “yo-yo” noncompliance of SNFs that would graduate from the SFF program only to later see their compliance and quality measures regress after graduation, potentially requiring readmission to the SFF program. Among the measures implemented to avoid this issue of “yo-yo” noncompliance was a three-year look-back period for facilities that graduate from the SFF program to ensure that the quality and compliance improvements achieved through the SFF program were sustained. Facilities that graduate from the SFF program but continue to demonstrate poor compliance as evidenced by any SA’s survey, such as for actual harm, substandard quality of care, or immediate jeopardy deficiencies, may be subject to enhanced enforcement by CMS, up to and including termination from the Medicare and/or Medicaid programs.

This three-year look-back for sustained improvements by facilities that graduate the SFF program poses risk for our independent subsidiaries, specifically those that may be subject to the SFF program or that have been subject to the SFF program in the past. As of September 30, 2024, we have three facilities graduated from the SFF program within the past three years. First, for SNFs that are selected by CMS for participation in the SFF program, or which currently are in the SFF program, even graduation from the program is no longer an assurance that the SNF will be able to continue its operations. Even one survey with a significant compliance deficiency, such as actual harm or an immediate jeopardy deficiency, may result in CMS—acting solely within its discretion—terminating the SNF’s Medicare or Medicaid participation, likely triggering the termination of other payor contracts and rendering the facility economically unviable. Second, for SNFs that have graduated from the SFF program, they are subject to a three-year period of enhanced scrutiny where adverse findings by a SA and a single survey’s finding of poor compliance may result in CMS discretionally terminating that facility’s Medicare and/or Medicaid participation, which would likely cause other payors to terminate their agreements with the facility as well. As a result, the financial and manpower resources needed for graduation from the SFF program may be for nothing if, in the three years following graduation from the SFF program, a SNF receives a poor survey result and permits CMS to impose fines and penalties up to the termination of the facility’s Medicare and Medicaid participation.

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

On April 22, 2024 CMS issued the Staffing Rule, establishing minimum staffing standards for SNFs. As discussed in more detail in Item 2., under Government Regulation, the Staffing Rule contains three primary staffing requirements which are phased in over the next several years. Due to pending legislation in both the House of Representatives and the Senate, industry litigation filed to dispute the Staffing Rule's validity and enforceability, as well as the long phase in of the requirements, the exact effects of the Staffing Rule cannot yet be ascertained. Given the pending legislation before both houses of Congress and potential changes in composition or control of those bodies following the 2024 presidential election, future developments may significantly alter or even halt the implementation of the Staffing Rule. However, we expect that the Staffing Rule in its current form will have adverse financial consequences upon our business.

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

As discussed in greater detail in Item 2., under Government Regulation, MACRA revised the payment system for physician and non-physician services. The changes to the therapy caps imposed on Medicare Part B outpatient therapy from this law have been changed by the BBA, and are subject to future budgetary changes through rulemaking and legislation, resulting in ongoing uncertainty regarding payment for these Medicare Part B services. Under both the 2024 PFS Final Rule, and the 2025 PFS Proposed Rule, reductions in conversion factor, payments to providers and conditions imposed in exchange for higher payments may impose operational requirements and working conditions that further detract from and reduce our financial performance. Similarly, new final rules concerning the PACE program and the information it will collect from our independent subsidiaries may adversely affect the risk-adjusted reimbursement.
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

Healthcare businesses are increasingly the target of cyberattacks whereby hackers disrupt business operations or obtain protected health information, often demanding large ransoms. Already in 2024, healthcare is the most-breached sector of the economy based on publicly disclosed information. At the end of the first quarter of 2023, the healthcare sector saw a 60% increase in the average weekly number of cyberattacks over 2021. By August of 2023, industry observers note that cybersecurity breaches in the healthcare industry had become less frequent, but larger in scope and affecting more patients than the prior year. Our business is dependent on the proper functioning and availability of our computer systems and networks. We cannot assure you that our safety and security measures and disaster recovery plan will prevent damage, interruption or breach of our information systems and operations. Additionally, we cannot control the safety and security of our information held by third-party vendors with whom we contract. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect, and as such we (or third-party vendors) may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications we (or third-party vendors) develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security of information systems. Unauthorized parties may attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud or other forms of deception. Additionally, the rapid ongoing evolution and increased adoption of emerging technologies such as artificial intelligence and machine learning may make it more difficult to anticipate and implement protective measures to recognize, detect and prevent the occurrence of data breaches, including but not limited to cybersecurity breaches.

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

As discussed in greater detail in Item 2., under Government Regulation, Civil and Criminal Fraud and Abuse Laws and Enforcement, the OIG regularly conducts investigations regarding certain payment or compliance issues within the healthcare industry. The OIG identified SNF compliance as an issue of concern in its 2021, 2022, 2023 and Spring 2024 semi-annual reports to Congress. The OIG's January 2023 study regarding SNF emergency preparedness identified the need for further oversight and addition of SNF emergency readiness to the OIG's fall 2023 work plan. In November of 2023, OIG added to its work plan an audit of nursing homes' nurse staffing hours reported in CMS's payroll-based journal, for which OIG expects to issue a report in FY 2025. Nursing homes were also a topic of discussion in the OIG’s 2023 semiannual report to Congress, which emphasized the continued protection and oversight of care that nursing facilities provide to residents. Among other things, the OIG recommended attention to the rate of reimbursement for professional services rendered within facilities. The OIG’s reports to Congress have also recommended a reduction in the use of psychotropic drugs in nursing homes and urged CMS to evaluate the appropriateness of psychotropic drug use among residents, including the use of data to identify nursing homes with higher rates of use for potential further scrutiny and action. Based on this information, SNFs in particular are potential targets for more robust scrutiny and examination by regulators. Recent publications and statements by the Biden-Harris Administration have also called for greater scrutiny of SNF facilities.

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

A bill in the State of California was signed into law which increases the cap of non-economic damages awarded to plaintiffs who are successful in medical malpractice litigation. The cap increases from $0.25 million to $0.35 million beginning on January 1, 2023, then increases over the following 10 years until the cap reaches a maximum of $0.75 million, with further adjustments for inflation. In wrongful death cases, the cap increases from $0.25 million to $0.5 million on January 1, 2023, with incremental increases over the following 10 years until the cap reaches a maximum of $1.0 million, with adjustments for inflation. Due to California's influence on other states, other jurisdictions where we operate have enacted and may enact similar laws in the future. Similar to the potential incentive of increased damages caps, the Supreme Court’s recent decision in a certain case may increase public interest in potential claims against SNFs and senior living facilities, particularly pertaining to specific civil rights claims against governmental actors rather than general liability claims against privately owned SNFs such as those operated by our independent subsidiaries. While there may be additional claims and litigation that arise from the Supreme Court's decision that have an adverse impact on our cash flow, it is not expected that the decision will have a significant impact on our business.

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

Effective October 2024, California law SB525 will increase the minimum wage for healthcare workers. However, the law will only impact SNFs upon passage of a companion bill imposing minimum spending requirements upon SNFs. For the 2023-2024 California legislative session, this minimum spending bill took the form of AB1537 and, as of October 2024 has been placed in suspense without further action. A future bill may still be passed that would trigger SB525's requirements for healthcare workers in SNFs to receive higher minimum wages. As discussed in Item 2., Government Regulation, these proposed bills would create new and costly obligations on our independent subsidiaries if they became law and if enacted, would adversely affect our business, operations, and profitability.

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

Our revenue is affected by the percentage of the patients of our independent subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability. We generally receive higher reimbursement rates for high acuity patients, and payors reimburse us at different rates. For the three and nine months ended September 30, 2024, 70.2% and 71.0%, of our revenue was provided by government payors that reimburse us at predetermined rates, respectively. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our independent subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

We are subject to potential lawsuits under the FCA and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare or Medicaid) or other payor. Under the qui tam or "whistleblower" provisions of the FCA, a private individual with knowledge of fraud or potential fraud may bring a claim on behalf of the federal government and receive a percentage of the federal government's recovery. Due to these whistleblower incentives, qui tam lawsuits have become more frequent. For example, despite the decision of the DOJ to decline to participate in litigation based on the subject matter of its previously issued CID, the involved qui tam relator moved forward with the complaint in December 2020. Refer to Part II, Item 1., Legal Proceedings for additional information on this case.

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

Congress has repeatedly considered, without passage, a bill that would require, among other things, that agreements to arbitrate nursing home disputes be made after the dispute has arisen rather than before prospective patients move in, to prevent nursing home operators and prospective patients from mutually entering into a pre-admission, pre-dispute arbitration agreement. This bill, known as the Fairness in Nursing Home Arbitration Act, was introduced in the House of Representatives in 2021; the bill and its analogue introduced in the Senate have never made it out of the committees to which they were referred for discussion. The Fairness in Nursing Home Arbitration Act was re-introduced in the House of Representatives on January 29, 2024 and was referred to the Committee on Ways and Means and the Committee on Energy and Commerce. No action has been taken since these referrals of the bill to these committees.

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
During the nine months ended September 30, 2024, we expanded our operations and real estate portfolio through a combination of long-term leases and real estate purchases, with the addition of 24 stand-alone skilled nursing operations and two campus operations. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage operations we may acquire in the future. Also, the newly acquired operations may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such operations quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our acquisitions, and our business may suffer.
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

In September 2023, CMS announced that it will update the staffing level case-mix adjustment methodology and freeze four of the quality measures used in the Nursing Home Five-Star Quality Rating System beginning with the April 2024 refresh of the Nursing Home Compare website data. In April 2024, CMS announced that it is freezing four quality measures, with one short-stay measure which was replaced in October of 2024 with the new Discharge Function Score Measure and the other three measures to be unfrozen in January of 2025. CMS has unfrozen its staffing level measures with changes to the time period needed to constitute the cessation of employment for the purposes of turnover measurement. CMS announced that it is changing its staffing rating methodology to give the lowest possible score to and penalize providers that fail to provide staffing data or provide erroneous staffing data. These changes risk our independent subsidiaries’ facilities being incorrectly awarded a lower star rating, or prevented from attaining a deserved higher ranking due to favorable data not being reflected in CMS’s five-star ratings due to the freeze or replacement of certain measures. These lower ratings may cause potential residents to evaluate these independent subsidiaries’ facilities as less desirable, and result in fewer admissions and thus reduced revenue.

In July 2024, CMS changed the staffing case-mix adjustment methodology to a model based on PDPM. The Nursing Home Compare website will then begin posting staffing level measures that use this methodology. CMS will revise the staffing rating thresholds to maintain the same distribution of points for staffing measures that will be affected by this freeze and replacement. Further, CMS will penalize SNFs that submit erroneous data, or fail to submit data, by awarding them the lowest possible rating on that measure. We may be significantly affected if any of our independent subsidiaries fail to submit information for the MDS in 2024, or if CMS deems their MDS submissions to be erroneous. In addition to the uncertainty created by future changes to CMS’s five-star ratings that currently are unknown, the potential negative consequences of freezing unfavorable data may adversely affect our star rating and negatively impact our ability to attract residents.

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
Because we lease the majority of the facilities operated by our independent subsidiaries, we are subject to risks associated with leased real property, including risks relating to lease termination, lease extensions and special charges, any of which could adversely affect our business, financial position or results of operations.

As of September 30, 2024, our independent subsidiaries operated 231 of our 322 facilities under long term lease arrangements. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.

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

Our Credit Facility has a borrowing capacity of up to $600.0 million in aggregate principal amount. As of September 30, 2024 and through the filing date of this report, we had no outstanding borrowings under our Credit Facility. Twenty-three of our subsidiaries have mortgage loans insured with the Department of Housing and Urban Development (HUD) for an aggregate amount of $147.7 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The terms of the mortgage loans range from 25- to 35-years.

We also have one outstanding promissory note with an aggregate principal amount of approximately $1.7 million as of September 30, 2024. The term of the note is 12 years. Because this promissory note is insured with HUD, our borrower subsidiary under the note is subject to HUD oversight and periodic inspections.

In addition, we had $2.9 billion of future operating lease obligations as of September 30, 2024. We intend to continue financing our independent subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

As of September 30, 2024, we lease 30 of our properties to third-party operators. In the future, we might expand our leasing property portfolio to additional tenants. We have very limited control over the success or failure of our tenants’ and operators’ businesses and, at any time, a tenant or operator may experience a downturn in its business that weakens its financial condition. If that happens, the tenant or operator may fail to make its payments to us when due. Although our lease agreements give us the right to exercise certain remedies in the event of default on the obligations owing to us, we may determine not to do so if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches.

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

Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including U.S. treasury securities. As a result of the uncertain domestic and global political, economic, credit and financial market conditions, including the significant increases in the federal funds rate since 2021, an increase in the Consumer Price Index of 7% in 2022, and Consumer Price Index increases above historical norms for 2023, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Given that future deterioration in the U.S. and global credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our cash, cash equivalents, or investments will not occur. Uncertainty surrounding the trading market for U.S. government securities or impairment of the U.S. government's ability to satisfy its obligations under such treasury securities could impact the liquidity or valuation of our current portfolio of cash, cash equivalents, and investments, a substantial portion of which were invested in U.S. treasury securities. Further, continued domestic and international political uncertainty, along with credit, and financial market uncertainty, may make it difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
In forty-one states, including some of the largest where we operate, state Medicaid benefits are administered through MCOs. Typically, these MCOs manage commercial health and federal Medicare Advantage benefits under a managed care contract. Nationally, MCOs cover approximately 57 million and 33 million Medicaid and Medicare Advantage beneficiaries, respectively. MCOs may be more aggressive than state Medicaid and federal Medicare agencies in denying claims or seeking recoupment of payments so that their services under these managed contracts are profitable. The additional steps created by the use of MCOs in disbursement of funds creates more risk of delayed, reduced, or recouped payments for our independent subsidiaries, and additional avenues for risks that include fines and other sanctions, including suspension or exclusion from participation in various governmental programs.
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

Our independent subsidiaries are subject to regulations under various federal, state and local environmental laws, primarily those relating to the handling, storage, transportation, treatment and disposal of medical waste; the identification and warning of the presence of asbestos-containing materials in buildings, as well as the encapsulation or removal of such materials; and the presence of other substances in the indoor environment.

Our independent subsidiaries generate infectious or other hazardous medical waste due to the illness or physical condition of the patients. Each of our independent subsidiaries has an agreement with a waste management company for the proper disposal of all infectious medical waste, but the use of a waste management company does not immunize us from alleged violations of such laws even if carried out by a third party, nor does it immunize us from third-party claims for the cost to cleanup disposal sites at which such wastes have been disposed.

Some of the independently operated facilities we lease, own or may acquire may have asbestos-containing materials. Federal regulations require building owners and those exercising control over a building's management to identify and warn their employees and other employers operating in the building of potential hazards posed by workplace exposure to installed asbestos-containing materials and known or suspected asbestos-containing materials in their buildings. Significant fines can be assessed for violation of these regulations. Building owners and those exercising control over a building's management may be subject to an increased risk of personal injury lawsuits. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and disposal of asbestos-containing materials and potential asbestos-containing materials when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. Such laws may impose liability for improper handling or a release into the environment of asbestos containing materials and potential asbestos-containing materials and may provide for fines to, and for third parties to seek recovery from, owners or operators of real properties for personal injury or improper work exposure associated with asbestos-containing materials and potential asbestos-containing materials.

The presence of mold, lead-based paint, underground storage tanks, contaminants in drinking water, radon and/or other substances at our independent subsidiaries may lead to the incurrence of costs for remediation, mitigation or the implementation of an operations and maintenance plan and may result in third party litigation for personal injury or property damage. If we fail to comply with applicable environmental laws, we would face increased expenditures in terms of fines and remediation of the underlying problems, potential litigation relating to exposure to such materials, and a potential decrease in value to our business and in the value of our underlying assets.

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

Item 5. OTHER INFORMATION

Rule 10b5-1 Plan Elections

Dr. Ann S. Blouin, a member of our Board of Directors, entered into a Rule 10b5-1 trading arrangement on July 31, 2024. Dr. Blouin's 10b5-1 Plan provides for the sale of up to 375 shares of the Company's common stock between November 1, 2024 and July 29, 2025.

Barry M. Smith, a member of our Board of Directors, entered into a Rule 10b5-1 trading arrangement on July 31, 2024. Mr. Smith's 10b5-1 Plan provides for the recurring monthly sale of up to 700 shares, for a total of up to 8,400 shares of the Company's common stock between January 2, 2025 and January 2, 2026.

Spencer Burton, President & Chief Operations Officer, entered into a Rule 10b5-1 trading arrangement on August 8, 2024. Mr. Burton's 10b5-1 Plan provides for the potential exercise of vested stock options and the associated sale of up to 5,899 shares of the Company's common stock between November 8, 2024 and August 8, 2025. Pursuant to the 10b5-1 Plan, Mr. Burton may also make a gift of up to 4,229 shares of the Company's common stock starting on January 2, 2025.

Christopher R. Christensen, Co-founder, Executive Chairman and Chairman of the Board, entered into a Rule 10b5-1 trading arrangement on September 10, 2024. Mr. Christensen's 10b5-1 Plan provides for the potential exercise of vested stock options and the sale of up to 39,086 shares of the Company's common stock between December 18, 2024 and June 18, 2025.

Beverly B. Wittekind, Executive Vice President and General Counsel, entered into a Rule 10b5-1 trading arrangement on September 12, 2024. Ms. Wittekind's 10b5-1 Plan provides for the potential exercise of vested stock options and the associated sale of up to 8,258 shares of the Company's common stock between December 12, 2024 and July 31, 2025.

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

THE ENSIGN GROUP, INC.

October 24, 2024	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer, Executive Vice President and Director (Principal Financial Officer and Principal Accounting Officer)