Form 10-K
period 2024-12-31
ENSIGN GROUP, INC
filed 2025-02-05
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2024.
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
Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐	Yes	☐	No
whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section-404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.	☑	Yes	☐	No
If securities are registered pursuant to Section 12(b) of the Act, whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.	☐	Yes	☑	No
whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).	☐	Yes	☑	No
whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☐	Yes	☑	No
As of June 30, 2024, the aggregate market value of the Registrant's Common Stock held by non-affiliates was:
Common Stock	$4,196,977,000
The aggregate market value of Common Stock was computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter. Shares of Common Stock held by each executive officer, director and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded (in the amount of $2,620,517,000) in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2025, 57,455,374 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Form 10-K incorporates information by reference from the Registrant's definitive proxy statement for the Registrant's 2025 Annual Meeting of Stockholders to be filed within 120 days after the close of the fiscal year covered by this annual report.

THE ENSIGN GROUP, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which include, but are not limited to our expected future financial position, results of operations, cash flows, financing plans, business strategy, budgets, capital expenditures, competitive positions, growth opportunities and plans and objectives of management. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are subject to the safe harbors under Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Accordingly, you should not rely upon forward-looking statements as predictions of future events. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K, and are based on our current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by us, all of which are subject to change. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

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

PART I.
ITEM 1. BUSINESS
Founded in 1999, The Ensign Group, Inc. (Ensign) is a holding company with independent subsidiaries that provide skilled nursing, senior living and rehabilitative services, as well as other ancillary businesses (including mobile diagnostics and medical transportation), in 15 states. As part of our investment strategy, we also acquire, lease and own healthcare real estate to service the post-acute care continuum through acquisition and investment opportunities in healthcare properties. For the year ended December 31, 2024, we generated approximately 95.7% of our revenue from our skilled nursing facilities. The remainder of our revenue is primarily generated from our real estate properties, senior living services and other ancillary services.
OPERATIONS
Overview
As of December 31, 2024, we offered skilled nursing, senior living and rehabilitative care services through 327 skilled nursing and senior living facilities. Of the 327 facilities, we operated 231 facilities under long-term lease arrangements and have options to purchase 12 of those 231 facilities. Our real estate portfolio consists of 129 owned real estate properties, which included 96 facilities operated and managed by us, 33 operations leased to and operated by third-party operators, and the Service Center's California location. Of the 33 third-party operations, one senior living operation is located on the same real estate property as a skilled nursing operation that we own and operate.
Our Unique Approach and Structure
The name "Ensign" is synonymous with a "flag" or a "standard" and refers to our goal of setting the standard by which all others in our industry are measured. We believe that through our efforts and leadership, we can foster a new level of patient care and professional competence at our independent subsidiaries and set a new industry standard for each patient we service. We view healthcare services primarily as a local business. We believe our success is largely driven by our proven ability to build strong relationships with key stakeholders in local healthcare communities, in part, by leveraging our reputation for providing superior care. Accordingly, our brand strategy and organizational structure promotes the empowerment of local leadership and staff to make their facility the “operation of choice” in their community. This is accomplished by allowing local leadership to discern and address the unique needs and priorities of healthcare professionals, customers and other stakeholders in the local community or market, and then work to create a superior service offering for, and reputation in, their particular community. This local empowerment is unique within the healthcare services industry.
We believe that our localized approach encourages prospective patients and referral sources to choose or recommend our local operations. In addition, our leaders share real-time operating data, clinical benchmark and operational performance metrics with their peers in order to improve clinical care, enhance patient satisfaction and augment operational efficiencies, promoting the sharing of best practices.
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
Real estate investments are part of our strategies to further our mission of dignifying post-acute care in the eyes of the world through thoughtful acquisitions of property and leases that promote healthy long-term operations. In the past, we have spun-off our owned real estate properties into a public real estate investment trust (REIT). Currently, we plan to continue to expand our real estate portfolio. We own 129 real estate properties, including 33 real estate properties that are leased to third parties under triple-net long-term leases. We manage and operate the remaining real estate properties, including the Service Center's California location. We are committed to growing our real estate portfolio, which we believe will further enhance our earnings and maximize long-term shareholder value.

To continue with our growth strategy on our real estate portfolio, in January 2022, we formed Standard Bearer. Standard Bearer owns and manages our real estate business. The REIT structure allows us to better demonstrate the growing value of our owned real estate and provides us with an efficient vehicle for future acquisitions of properties that could be operated by our independent subsidiaries or other third parties. We believe this structure gives us new pathways to growth with transactions we would not have considered in the past. Standard Bearer elected to be taxed as a REIT, for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2022. The real estate portfolio in Standard Bearer consists of 124 of our 129 owned real estate properties. During the year ended December 31, 2024, Standard Bearer acquired the real estate of 11 stand-alone skilled nursing facilities, three stand-alone senior living facilities, and three campus operations. Of these additions, the 11 skilled nursing facilities and three campus operations acquired are operated by the Company's independent subsidiaries. The senior living operations are leased to a third-party operator. For further details on the Standard Bearer REIT, refer to Note 6, Standard Bearer, in Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.
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
Skilled Services
As of December 31, 2024, our skilled nursing companies provided skilled nursing care at 316 operations, with 33,547 operational beds, in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Tennessee, Texas, Utah, Washington and Wisconsin. We provide short and long-term nursing care services for patients with chronic conditions, prolonged illness, and the elderly. Our residents are often high-acuity patients that come to our facilities to recover from strokes, cardiovascular and respiratory conditions, neurological conditions, joint replacements, and other muscular or skeletal disorders. We use interdisciplinary teams of experienced medical professionals to provide services prescribed by physicians. These medical professionals provide individualized comprehensive nursing care to our short-stay and long-stay patients. Many of our skilled nursing facilities are equipped to provide specialty care, such as on-site dialysis, ventilator care, cardiac and pulmonary management. We also provide standard services such as room and board, special nutritional programs, social services, recreational activities, entertainment, and other services. We are dedicated to ensuring our residents are happy, comfortable, and motivated to achieve their health goals through the provision of quality care. We generate our skilled services revenue from Medicaid, Medicare, managed care, commercial insurance, and private pay. During the year ended December 31, 2024, approximately 46.9% and 25.9% of our skilled services revenue was derived from Medicaid and Medicare programs, respectively.
Standard Bearer
We engage in the acquisition and leasing of skilled nursing and senior living properties. We generate rental revenue primarily by leasing post-acute care properties we acquired to healthcare operators under triple-net lease arrangements, whereby the tenant is solely responsible for the costs related to the property, including property taxes, insurance and maintenance and repair costs, subject to certain exceptions. As of December 31, 2024, our real estate portfolio within Standard Bearer is comprised of 124 real estate properties located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Tennessee, Texas, Utah, Washington and Wisconsin. Of these properties, 92 are leased to our independent subsidiaries and 33 are leased to operations wholly-owned and managed by third-party operators. Of the 33 third-party operations, one senior living operation is located on the same real estate property as a skilled nursing operation that we own and operate. During the year ended December 31, 2024, we generated rental revenues of $95.1 million, of which $78.1 million was derived from our independent subsidiaries, and therefore eliminated in consolidation.

Other
Revenue from our senior living operations, mobile diagnostics, transportation, other real estate and other ancillary operations comprise approximately 4.5% of our annual revenue.

Senior Living — As of December 31, 2024, we had an aggregate of 3,088 senior living units across 41 operations, of which 30 were located on the same site location as our skilled nursing care operations. Our senior living communities located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Texas, Utah and Washington, provide residential accommodations, activities, meals, housekeeping and assistance in the activities of daily living to seniors who are independent or who require some support, but not the level of nursing care provided in a skilled nursing operation. Our independent living units are non-licensed independent living apartments in which residents are independent and require no support with the activities of daily living.
Our senior living operations comprise approximately 2.1% of our annual revenue. We generate revenue at these operations primarily from private pay sources, Medicaid and other state-specific programs. Specifically, during the year ended December 31, 2024, approximately 60% of our senior living revenue was derived from private pay sources.
Ancillary — As of December 31, 2024, our independent subsidiaries operate ancillary services located in Arizona, California, Colorado, Idaho, Texas, Utah and Washington. We have invested in and are exploring new business lines that are complementary to our existing skilled services and senior living services. These new business lines consist of mobile ancillary services, including digital x-ray, ultrasound, electrocardiograms, sub-acute services, dialysis, respiratory, long-term care pharmacy and patient transportation to people in their homes or at long-term care facilities. To date, these businesses were not meaningful contributors to our operating results.
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

From January 1, 2020 through December 31, 2024, we acquired 99 facilities, which added 10,375 operational skilled nursing beds and 834 senior living units to our independent subsidiaries. The following table summarizes cumulative skilled nursing and senior living operations, operational skilled nursing beds and senior living unit counts for each of the last five years to reflect our growth over a five-year period as a result of the acquisition of these facilities:

	December 31,
	2020(1)	2021(1)	2022(1)	2023(1)	2024
Cumulative number of skilled nursing and senior living operations	228	245	271	297	327
Cumulative number of operational skilled nursing beds	23,172	25,032	28,130	30,602	33,547
Cumulative number of senior living units	2,254	2,237	3,021	3,121	3,088
(1) Number of operational beds and number of operations for 2020-2023 include operational beds and operations that we no longer operate. The number of operations and operational beds do not include the closed facilities beginning in the year of their closures.
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

New Market CEO and New Ventures Programs — In order to broaden our reach into new markets, and in an effort to provide existing leaders in our company with the entrepreneurial opportunity and challenge of entering a new market and starting a new business, we established our New Market CEO program in 2006. Supported by our Service Center and other resources, a New Market CEO evaluates a target market, develops a comprehensive business plan, and relocates to the target market to find talent and connect with other providers, regulators and the healthcare community in that market, with the goal of ultimately acquiring businesses and establishing an operating platform for future growth. In addition, this program includes other lines of business that are closely related to the skilled nursing industry. The New Ventures program encourages our local leaders to evaluate service offerings with the goal of establishing an operating platform in new markets and new businesses. We believe that this program will not only continue to drive growth, but will also provide a valuable training ground for our next generation of leaders, who will have experienced the challenges of growing and operating a new business.
OPERATION EXPANSIONS
During the year ended December 31, 2024, we expanded through a combination of long-term leases and real estate purchases, with the addition of 28 stand-alone skilled nursing operations and three campus operations. Of these additions, Standard Bearer acquired the real estate of 11 of the stand-alone skilled nursing operations and three campus operations, which were leased back to Ensign's independent subsidiaries. These new operations added a total of 3,030 operational skilled nursing beds and 218 operational senior living units to be operated by our independent subsidiaries. Additionally, we invested in new ancillary services that are complementary to our existing businesses.
Subsequent to December 31, 2024, we expanded through a combination of a long-term lease and a real estate purchase, with the addition of seven stand-alone skilled nursing operations totaling 682 operational skilled nursing beds to be operated by our independent subsidiaries, including one in a new state, Alabama.
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
On October 1, 2023, a significant change impacting the QM category was a shift in focus from a resident's functional status to their functional abilities and goals, commonly referred to as the Minimum Data Set (MDS) Section G to Section GG. The transition resulted in numerous QM modifications and changes which impacted the Five-Star rating. As part of this change, in April 2024, CMS froze the associated new and modified quality measures as part of the transition on the Nursing Home Compare website. Starting in October 2024, CMS replaced the short-stay functionality QM with the new cross-setting functionality QM, which is used in the SNF Quality Reporting Program (QRP). The remaining three measures will continue to be frozen until January 2025 while the data for the equivalent measures are collected. Additionally, beginning in April of 2024, CMS revised the staffing rating methodology to give the lowest possible score for staffing turnover measures to providers who fail to submit staffing data or submit erroneous data. Therefore, the predictability and movement in the QM ratings will not necessarily be consistent with our current quality performance. In addition, what and how we are measuring the QM will not be consistent with the historical practice and accordingly will not be comparable. Therefore, depending on the changes, we may experience periods of time where the number of facilities with 4 or 5-Star ratings decline.

The table below summarizes the number of our facilities with 4 and 5-Star ratings since 2020:

	As of December 31,
	2020	2021	2022	2023	2024
4 and 5-Star Quality Rated skilled nursing facilities	116	114	113	130	129

Above-Average Ratings — As of October 2024, despite the fact that Ensign’s acquisition of facilities with 1 or 2-Star ratings skews our company-wide ratings, our mean score on the Five-Star Quality Rating System is 62.5%, which exceeds the national average score of 56.9%. Our average cycle 1 health inspections for all of our facilities, which is based on the latest inspections, is 8.1% better than the national average.
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
A brief overview of each of our revenue sources is as follows:
Medicaid — Medicaid is a program financed by state funds and matching federal funds administered by the states and their political subdivisions, and often go by state-specific names, such as Medi-Cal in California and the Arizona Healthcare Cost Containment System in Arizona. Medicaid programs generally provide health benefits for qualifying individuals and may supplement Medicare benefits for the disabled and for persons aged 65 and older meeting financial eligibility requirements. Medicaid reimbursement formulas are established by each state with the approval of the federal government in accordance with federal guidelines. Seniors who enter skilled nursing facilities as private pay clients can become eligible for Medicaid once they have substantially depleted their assets. Medicaid is generally the largest source of funding for most skilled nursing facilities.

Medicaid reimbursement varies from state to state and is based upon a number of different systems, including cost-based, prospective payment; case mixed adjusted payments and negotiated rate systems. Rates are subject to a state’s annual budgetary requirements and funding, statutory and regulatory changes and interpretations and rulings by individual state agencies and State Plan Amendments approved by CMS. However, given that most states are required to have balanced budgets and Medicaid is frequently their largest program, many states have implemented or might consider implementing various strategies to manage Medicaid expenses.

Medicaid typically covers patients that require standard room and board services and provides reimbursement rates that are generally lower than rates earned from other sources. We monitor our payor mix to measure the level received from each payor across each of our business units. We intend to continue to focus on enhancing our care offerings to accommodate more high acuity patients.

We received revenues from Medicaid in all the states in which we operate, with approximately 90% coming from Arizona, California, Colorado, Idaho, Texas, Utah and Washington. As a result, we are sensitive to potential changes in state-based revenue programs, such as Medicaid, as well as regulatory, economic, environmental, and competitive changes in those states. While the Medicaid spending of each state reflects its own population size, trends and public health challenges, the broad trend across our largest states in 2024 was either stable or increasing rate growth. With some states even electing to make the temporary Covid funding part of their long term budgets. Over the long term, Medicaid spending is expected to increase across all states as a result of the increases in costs of care and the increase in population eligible for Medicaid benefits. For example, California projected its Medicaid spending to increase from current levels through the state’s 2028-2029 budget period. However, the increased Medicaid spending may not directly translate into rate increases for care. Additionally, we have seen that some state budgets continue to be pressured by budget shortfalls. For example, in Colorado, recent budget shortfalls have caused the state to propose provider compensation that is stagnant despite increases in costs for the 2025-2026 budget period. This is an area we monitor closely and will continue to follow as it affects the success of our independent facilities and overall business.

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
Managed Care and Private Insurance — Managed care patients consist of individuals who are insured by certain third-party entities, or who are Medicare beneficiaries who have assigned their Medicare benefits to a managed care organization plan. Another type of insurance, long-term care insurance, is also becoming more available to consumers, but is not expected to contribute significantly to industry revenues in the near term.
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
The following charts sets forth our total service revenue by payor source generated by our consolidated operations and skilled services segment as a percentage of total revenue for the years ended December 31, 2024 and 2023, respectively:

CONSOLIDATED SERVICE REVENUE BY PAYOR
SKILLED SERVICES REVENUE BY PAYOR
Payor Sources as a Percentage of Skilled Services — The following table sets forth our percentage of skilled nursing patient days by payor source:

	Year Ended December 31,
	2024	2023
Percentage of Skilled Nursing Days:
Medicare	11.4%	12.3%
Managed care	13.4	13.0
Other skilled	5.1	5.1
SKILLED MIX	29.9	30.4
Private and other payors	10.7	11.0
Medicaid	59.4	58.6
TOTAL SKILLED NURSING	100.0%	100.0%

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

Reimbursement for Senior Living — Senior living facility revenue is primarily derived from private pay patients at rates we established, with the secondary source of revenue derived from state-specific programs such as Medicaid.

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

Increased competition could limit our ability to attract and retain patients, maintain or increase rates or to expand our business. Some of our competitors have greater financial and other resources than we have, may have greater brand recognition and may be more established in their respective communities than we are. Competing companies may also offer newer facilities or different programs or services than we offer, and may therefore, attract individuals who are currently patients of our facilities, potential patients of our facilities, or who are otherwise receiving our healthcare services. Other competitors may have lower expenses or other competitive advantages than us and, therefore, provide services at lower prices than we offer.

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

 Staff and Leadership Development — We have a culture that believes ongoing education, training and professional development is essential. Accordingly, our operational leaders participate in regular training. Most participate in training sessions at Ensign University, our in-house educational system. Other training opportunities are generally offered via on-demand training tools, including podcasts. In addition, we offer weekly cultural and interactive educational topics including leadership development, our values, updates on Medicaid and Medicare billing requirements, updates on new regulations or legislation, infection control, emerging healthcare service alternatives and other relevant clinical, business and industry specific coursework. We also encourage and provide ongoing education classes for our clinical staff to maintain licensing and increase the breadth of their knowledge and expertise. We believe that our commitment to, and substantial investment in, ongoing education will further strengthen the quality of our operational leaders and staff, and the quality of the care they provide to our patients and residents.

 Innovative Service Center Approach — We do not maintain a corporate headquarters; rather, we operate service centers to support the efforts of each operation. Our Service Center is a dedicated service organization that acts as a resource and provides centralized information technology, human resources, accounting, payroll, legal, risk management, educational and other back-office support services, so that local leaders can focus on delivering top-quality care and efficient business operations. Our Service Center approach allows individual operations to function with the strength, synergies and economies of scale found in larger organizations, but without what we believe are the disadvantages of a top-down management structure or corporate hierarchy. We believe our Service Center approach is unique within the industry, and allows us to preserve the “one-operation-at-a-time” focus and culture that has contributed to our success.

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

As of December 31, 2024, we have expanded to 327 facilities with an aggregate of 33,547 operational skilled nursing beds and 3,088 senior living units, through both long-term leases and real estate purchases. We believe our experience in acquiring these operations and our demonstrated success in significantly improving their operations enables us to consider a broad range of acquisition targets. In addition, we believe we have developed expertise in transitioning newly acquired operations to our unique organizational culture and systems, which enables us to acquire operations with limited disruption to patients, residents and operating staff, while significantly improving quality of care. We have also constructed new facilities to target demand, which exists for high-end healthcare facilities when we determine that market conditions justify the cost of new construction in some of our markets.

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

As of December 31, 2024, our real estate portfolio consists of 129 owned facilities, which include properties leased to and operated by third parties and properties we managed and operated. We believe our real estate investment strategy has allowed us to accumulate a portfolio that aids our healthcare operators in improving performance and generating additional returns through leases with third parties.

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
OUR GROWTH STRATEGY

We believe that the following strategies are primarily responsible for our growth to date, and will continue to drive the growth of our business:

Grow Talent Base and Develop Future Leaders — Our primary growth strategy is to expand our talent base and develop future leaders. A key component of our organizational culture is our belief that strong local leadership is a primary key to the success of each operation. While we believe that significant acquisition opportunities exist, we have generally followed a disciplined approach to growth that permits us to acquire an operation only when we believe, among other things, that we will have qualified leadership for that operation. To develop these leaders, we have a rigorous “CEO-in-Training Program” that attracts proven business leaders from various industries and backgrounds, and provides them the knowledge and hands-on training they need to successfully lead one of our independent subsidiaries. We generally have between 55 and 65 prospective administrators progressing through the various stages of this training program, which is generally much more rigorous, hands-on and intensive than the minimum 1,000 hours of training mandated by the licensing requirements of most states where we do business. Once administrators are licensed and assigned to an operation, they continue to learn and develop in our operational Chief Executive Officer Program (CEO Program), which facilitates the continued development of these talented business leaders into outstanding operational chief executive officers, through regular peer review, our leadership development tools and on-the-job training.

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

Increase Mix of High Acuity Patients — Many skilled nursing facilities are serving an increasingly larger population of patients who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, as a result of government and other payors seeking lower-cost alternatives to traditional acute-care hospitals. We generally receive higher reimbursement rates for providing care for these medically complex patients. In addition, many of these patients require therapy and other rehabilitative services, which we are able to provide as part of our integrated service offerings. Where higher complex services are medically necessary and prescribed by a patient's physician or other appropriate healthcare professional, we generally receive additional revenue in connection with the provision of those services. By making these integrated services available to such patients and maintaining established clinical standards in the delivery of those services, we are able to increase our overall revenues. We believe that we can continue to attract high acuity patients to our operations by maintaining and enhancing our reputation for quality care and continuing our community focused approach.

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

Our overall occupancy is impacted significantly by the number of facilities acquired and the operational occupancy on the acquisition date. We historically have acquired operations with lower occupancy and skilled mix. Therefore, consolidated occupancy will vary significantly based on these factors. Our average consolidated occupancy rates for our skilled nursing facilities were 80.5% and 78.5% for the years ended December 31, 2024 and 2023, respectively. Throughout most of our history, our business is affected by seasonal fluctuations in occupancy and acuity, which are most prominent when comparing the summer and winter months of the calendar year. For skilled nursing occupancy and skilled mix, our historic seasonal trend tends to show stronger occupancy and acuity during the first and fourth quarters and softening in the second and third quarters.
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

Add New Facilities and Expand Existing Facilities — One of our growth strategies includes the acquisition of new and existing facilities from third parties and the expansion and upgrade of current facilities. In the near term, we plan to take advantage of the fragmented skilled nursing industry by acquiring operations within select geographic markets and may consider the construction of new facilities. In addition, we have targeted facilities that we believed were performing and operations that were underperforming, where we believed we could improve service delivery, occupancy rates and cash flow. With experienced leaders in place at the community level and demonstrated success in significantly improving operating conditions at acquired facilities, we believe that we are well positioned for continued growth. While the integration of underperforming facilities generally has a negative short-term effect on overall operating margins, these facilities are typically accretive to earnings within 12 to 18 months following their acquisition. For the facilities that we acquired from 2002 through 2024, the aggregate EBITDAR as a percentage of revenue improved from 13.3% during the first full three months of operations to 16.5% during the thirteenth through fifteenth months of operation and to 18.6% during the 45th quarter of operation.
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

HUMAN CAPITAL

At December 31, 2024, we had approximately 39,300 full-time equivalent employees who were employed by our Service Center and our independent subsidiaries. For the year ended December 31, 2024, approximately 60.0% of our total expenses were payroll related. Periodically, market forces, which vary by region, require that we increase wages in excess of general inflation or in excess of increases in reimbursement rates we receive. We believe that we staff appropriately, focusing primarily on the acuity level and day-to-day needs of our patients and residents. In most of the states where we operate, our skilled nursing facilities are subject to state mandated minimum staffing ratios, so our ability to reduce costs by decreasing staff, notwithstanding decreases in acuity or need, is limited and subject to government audits and penalties in some states. We seek to manage our labor costs by improving staff retention, improving operating efficiencies, maintaining competitive wage rates and benefits and reducing reliance on overtime compensation and temporary nursing agency services. The Service Center's Chief Human Capital Officer, together with the Unity Committee, oversee the following human capital initiatives:

Our Culture — The operation of our skilled nursing and senior living facilities requires a large number of highly skilled healthcare professionals and support staff. Our employees are at the heart of our Company and we are committed to their health, professional development and workplace satisfaction. Our core values, which focus on developing our employees, fostering an ownership mentality and allowing for intelligent risk taking, guide us in our decision making and inspire us to be better people, both professionally and personally.

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

Unity — Our commitment to inclusion is deeply rooted in our core values, including Love One Another, where we foster a welcoming and supportive environment for residents and their families and ensure that every individual—whether resident, family member, or team member—feels valued, informed, and comfortable to work together. Our commitment is to provide equal opportunity and fair treatment to all individuals based on merit and without discrimination. Our teams enable us to be a more relevant, competitive, and resilient organization. These efforts are supported by our Unity Committee, a multidisciplinary group led by our Chief Executive Officer.

Training and Development — We provide training and development to all employees. We have many training programs at all levels such as our CEO in Training, Director of Nursing in Training, Director of Rehab in Training, nursing certified assistant schools, weekly culture trainings, boot camps and annual meetings, where we focus on both career and professional development.

Social Sustainability — We continuously work towards bridging the gap between what the healthcare system currently provides and the basic needs of individuals. We aim to have an enduring impact on the communities in which we live and work. We partner with Elevate Charities, a non-profit organization that is dedicated to elevating the condition and quality of life for members of the senior healthcare community, employees, caregivers, family members, patients and residents. Elevate Charities has three unique funds: Heritage Fund, Heritage Scholarship Fund and the Emergency Fund.

The Heritage Fund and the Heritage Scholarship Fund engage in a mission to enhance the quality of life for seniors in our communities through caring service, fulfilling essential needs and providing education to caregivers. The Heritage Fund helps the caregiver identify specific and practical ways to meet the needs of those under their care. This can help provide a better life, improved experience and greater satisfaction for our aging population. The financial support provided by the Heritage Fund benefits seniors directly. In addition, the Heritage Scholarship Fund helps qualified clinical professionals who may not be able to afford to advance in the field of long-term care. Through grants and scholarships, the fund helps these qualified professionals gain the education needed to advance in the field of senior-focused healthcare. Since 2018, we have partnered with public charities who have awarded 244 scholarships to employees in our workforce.

Lastly, the Emergency Fund is a way of passing the hat to help long term care staff whose lives are affected by tragedy. This program is funded for our team members by our team members. All team members are encouraged to contribute to the fund either through a one-time donation or by recurring payroll deduction. In 2024, approximately 90% of those employed by our independent subsidiaries contributed to Elevate Charities Emergency Fund. In 2024, the public charity distributed approximately $4.8 million in grants to members of our independent subsidiaries. To date, the Emergency Fund has distributed over 19,400 grants totaling almost $20.6 million to members of our independent subsidiaries in their time of need.

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
Governmental and other authorities periodically inspect our independent subsidiaries to verify continued compliance with applicable regulations and standards. The operations must pass these inspections to remain licensed under state laws and to comply with Medicare and Medicaid provider agreements and applicable Conditions of Participation. The operations can only participate in these third-party payment programs if unannounced inspections by regulatory authorities reveal that the operations are in substantial compliance with applicable state and federal requirements. In the ordinary course of business, federal or state regulatory authorities may issue notices to the operations alleging deficiencies in certain regulatory practices, which may require corrective action to regain and maintain compliance. In some cases, federal or state regulators may impose other remedies including imposition of directed in-service training, state monitoring, civil monetary penalties, temporary admission and/or payment bans, loss of certification as a provider in the Medicare or Medicaid program, or revocation of a state operating license.
We believe that the regulatory environment surrounding the healthcare industry subjects providers to intense scrutiny. In the ordinary course of business, providers are subject to inquiries, investigations and audits by federal and state agencies related to compliance with participation and payment rules under government payment programs. These inquiries may originate from the Department of Health and Human Services (HHS), Office of the Inspector General (OIG), state Medicaid agencies, state Attorney Generals, local and state ombudsman offices and Centers for Medicare and Medicaid Services (CMS) Recovery Audit Contractors, among other agencies. In response to the inquiries, investigations and audits, federal and state agencies continue to impose citations for regulatory deficiencies and other regulatory penalties, including demands for refund of overpayments, expanded civil monetary penalties that extend over long periods of time and date back to incidents prior to surveyor visits, Medicare and Medicaid payment bans and terminations from those programs, which may be temporary or permanent in nature. We vigorously contest each such regulatory outcome when appropriate; however, there are significant legal and other expenses involved that consume our financial and personnel resources. Expansion of enforcement activity could adversely affect our business, financial condition or the results of operations.
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
Biden-Harris Administration's Nursing Home Care Priorities — The Biden-Harris Administration sought reform around reimbursement, staffing levels, standards of care, increased transparency and public disclosure of ownership, and enhanced civil remedies as a means of enforcement against those facilities that do not satisfy CMS’s standards. Through rules that were proposed and finalized beginning 2023, including those highlighted below, the Biden-Harris Administration directed the government to exercise greater oversight of SNFs and ALFs receiving federal reimbursement. For example, the SNF PPS FY 2025 Final Rule grants CMS greater sanctioning authority for ongoing or persistent deficiencies in Medicare-participating SNFs. These increased sanctioning authorities will take effect in the 2025 federal fiscal year, beginning October 1, 2024. With the new administration, it currently is unknown whether any of these rules will be reduced in their scope or application, or whether they will be increased in any respects. The individuals anticipated to be nominated to serve as the Secretary of HHS and Director of CMS, respectively, have not yet provided any indication what their priorities of anticipated future actions would be in this area.

Ownership Transparency Final Rule — CMS' final rule published in November 2023 requires SNFs to publicly disclose certain additional information regarding their ownership and managerial relationships, including the identity of any person or legal entity that: (1) exercises financial, operational, or managerial control over any facility or part of a facility, or provides services to a facility that include its policies and procedures or cash management services; (2) leases or subleases real property to the facility, or owns 5% or more of the real property’s total value; and (3) provides any management or administrative services (or consults regarding the same), or provides accounting or financial services to SNFs. The rule also expands ownership and control interest disclosures to include information about each member of the facilities governing body, individuals or entities serving as officers, directors, members, partners or managing employees, and a comprehensive breakdown of the organizational structure of any additional disclosable party that is not a natural person along with a description of their relationships with the facility. This rule’s disclosure requirements came into effect throughout 2024, with all SNFs required to comply by November of 2024.

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
California has also signed into law a bill that impacts the minimum wages of healthcare workers. Effective October 16, 2024, the law raised the minimum wage for California healthcare employees and set a new wage threshold for those who are considered exempt healthcare employees. The bill only becomes effective for SNFs if a direct care minimum spending requirement bill is also passed. While the existing requirement bill has not seen any traction, we anticipate a minimum spending bill could be proposed in the future, including the next California legislative session that begins in 2025.
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

This final rule results in a net 4.2% increase in SNF payments under Medicare Part A in fiscal year 2025, which started on October 1, 2024 and will run through September 30, 2025. The net increase is based on the SNF market basket of 3.0%, plus a 1.7% market basket forecast error adjustment, and a negative 0.5% productivity adjustment. This increase does not include the SNF VBP reductions for certain SNFs subject to the net reduction in payments under the SNF VBP. CMS also revised the SNF market basket base year from the 2018 base year to the current 2022 base year and updated the payment rates used under the SNF PPS based on the FY 2025 market basket increase factor, which is adjusted by both the productivity adjustment and forecast error correction. Within this rule, CMS also updated the SNF PPS wage index using core-based statistical areas (CBSAs) to reflect regional wage costs.

The SNF PPS FY 2025 Final Rule also includes significant enhancements to CMS’s enforcement capabilities within nursing homes, aiming to reinforce the safety and quality of care. The rule broadens CMS’s ability to use financial penalties to ensure sustained remediation of health and safety infractions, thereby motivating facilities to quickly comply with CMS regulations. The rule eliminates the restrictions of per instance (PI) for isolated violations or per day (PD) for ongoing non-compliance restrictions, allowing for more flexible imposition of both PD and PI penalties, which would not exceed statutory daily limits. This change is intended to provide CMS with enhanced tools to address violations more effectively and reflect the severity of the impact on residents’ health and safety. Additionally, the SNF PPS FY 2025 includes updates to the QRP to better account for social determinants of health, adding items to be reported regarding these social determinants of health—living situation, food, and utilities—in the minimum data set each SNF is required to report to CMS. The SNF PPS FY 2025 also contains an update to the SNF Value-Based Purchasing (VBP) Program, including how its measurements are retained or removed from use in evaluating quality of care, updates to technical measures so that measures can be updated using a sub-regulatory process, and administrative policies for updating and correcting data CMS relies on in calculating its measurements.

2025 Home Health and Hospice Payment Rules Affecting SNFs — CMS’s final payment rules for other modalities of care delivery also affect the operations of SNFs. The 2025 Home Health PPS Final Rule requires long-term care facilities, including SNFs, to make at least weekly reports to CMS regarding respiratory illnesses, including facility census, resident vaccination status for specified respiratory illnesses, confirmed resident cases and residents hospitalized from such illnesses.

Final Rule Fiscal Year 2024 SNF PPS — The SNF PPS FY 2024 Final Rule, which was effective October 1, 2023, updated the Medicare payment rates and modified the SNF QRP and the SNF VBP Program.

The SNF PPS FY 2024 Final Rule finalized the rates to be paid in fiscal year 2024, which started on October 1, 2023 and ran through September 30, 2024. The net effect of these changes was an overall 4.0% increase in payments to SNFs in FY 2024. The increase included a 6.4% net market basket update to the payment rates of 3.0%, plus a 3.6% market basket forecast error adjustment, less a 0.2% productivity adjustment, as well as a negative 2.3% in the FY 2024 SNF PPS rates due to the second phase of the Patient Driven Payment Model (PDPM) parity adjustment recalibration. In addition, this final rule also updates the SNF QRP for FY 2024 and future years, including the adoption of two new quality reporting measures, modification of one measure and removal of three measures resulting in public reporting of four QRP measures. Additionally, the SNF PPS FY 2024 Final Rule made changes to the SNF VBP Program, specifically adopting four new measures: the nursing staff turnover measure, the discharge function score measure, the long stay hospitalization measure per 1,000 resident days and the percent of residents experiencing one or more falls with a major injury (long stay); the existing SNF 30-day all-cause readmission measure (SNFRM) is replaced with the SNF within stay potentially preventable readmissions measure beginning in FY 2028.

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

The NST measure looks at six consecutive quarters of data. It starts with a baseline quarter and the first two quarters of the performance period to identify eligible employees. Then, uses the next four quarters to find the number of employment cycles that ended in turnover. Finally, the data from the sixth quarter is validated to identify gaps in days worked that began in the last 60 days of the fifth quarter used for the measure. The measure score is then calculated by comparing the total number of eligible employees with 60-day gaps in working during the specified periods. After submission, CMS may audit the data and if discrepancies are found, the consequences may include penalties, decreased ratings and suppression of metrics for the trailing 6 quarters.

CMS Minimum Staffing Standards Final Rule — CMS issued its final rule establishing minimum staffing standards for skilled nursing facilities (Staffing Rule) in April 2024. The Staffing Rule contains three primary staffing requirements and provides for a staggered and phase implementation over the next several years following the Staffing Rule’s publication.

The initial phase, effective 90 days from the Staffing Rule's publication, which is August 8, 2024, requires facility self-assessment, which enhances the current assessment that all SNFs must perform and document annually and on an as-needed basis. The Staffing Rule’s requirement for enhanced self-assessments requires the following: 1) facilities must use evidence-based methods when planning for resident care, including accommodation of behavioral health needs; 2) facilities to use their self-assessment to assess the specific needs of each resident, with adjustments made for changes in the resident population; 3) facilities include the input of staff, including leadership, management, nurse staff and other direct care providers who render other services to residents; and 4) the facility’s staffing plan maximizes recruitment and retention of staff in a manner consistent with the President Biden’s April 2023 Executive Order on increasing access to high-quality care and supporting caregivers.

The second phase, effective within two years of the Staffing Rule's publication, which is May 2026 for non-rural facilities, requires that all SNFs have a registered nurse (RN) available to provide direct resident care onsite 24 hours per day, seven days per week (24/7). The rule states that administrative nurses may satisfy this requirement, provided that the nurse is available to provide direct resident care. In addition to the 24/7 RN, the Staffing Rule requires facilities to provide a minimum of 3.48 hours per resident per day (HPRD) of direct nursing care to residents.

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

Prior to the publication of the Staffing Rule, two bills, named the Protecting America’s Seniors’ Access to Care Act and Protecting Rural Seniors’ Access to Care Act (one in the House and a companion bill in the Senate) were introduced to block the Staffing Rule from taking effect. Both bills have been referred to committee and are pending further action. These bills reason that the minimum staffing standard would endanger rural nursing facilities, subjecting them to potential fines and closures for failure to comply and might require them to discharge residents or limit the number of residents they accept in an effort to meet the requirements of the bill. It is uncertain if any of these bills or other legislative action will pass as well as their potential impact on the Staffing Rule.

The Staffing Rule has been met with further opposition and proposed legislation to halt its implementation. On May 23, 2024, the American Health Care Association (AHCA) filed a lawsuit in the Northern District of Texas against HHS and CMS, alleging that the Staffing Rule exceeds the scope of CMS’s statutory authority and violates the Administrative Procedure Act. The State of Texas brought suit and was granted consolidation of its lawsuit with AHCA's in the same venue arguing the rule is “arbitrary and capricious” and in violation of the Administrative Procedure Act. Subsequently, over 20 additional states have filed similar suits in opposition to the rule, as well as industry groups including Leading Age and the South Dakota Association of Healthcare Organizations. On May 10, 2024, a joint resolution was introduced in the House of Representatives under the Congressional Review Act to overturn the Staffing Rule, which was referred to the House Ways and Means committee and its Subcommittee on Health on May 17, 2024, with no further action taken on the joint resolution since then. Related to the pending proposed legislation regarding the Staffing Rule, the Long-Term Care Workforce Support Act was introduced in both the Senate and House of Representatives in April of 2024 and both versions of the bill were subsequently referred to the Senate Committee on Finance and the House Ways and Means committee and its Subcommittee on Health, respectively, by April 19, 2024, with no action taken on either bill since then. These companion bills were introduced in order to increase the direct care workforce and improve pay, by increasing the federal match for Medicaid by up to 10% for each state across 10 years. The recent Supreme Court decision in Loper Bright Enterprises v. Raimondo ("Chevron" decision) gives courts greater authority to challenge federal agencies' statutory interpretations. As such, the Staffing Rule may see increased legal challenges under the new doctrine. (For further discussion of the Chevron case and its implications see "United States Supreme Court Decisions" section below.)
Medicare
Medicare presently accounts for approximately 25.9% of our skilled nursing services revenue year-to-date, being our second-largest revenue payor. The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past, and could in the future, result in substantial reductions in our revenue and operating margins.
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

These six new measures were included in the five-star rating starting in October 2022. In addition, CMS also implemented a planned increase to the quality measure reporting thresholds, increasing each threshold by one-half of the average improvement of quality measure scores since CMS last set quality measure thresholds. Going forward, CMS plans to implement similar rating threshold increases every six months.
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
Under the SNF PPS FY 2024 Final Rule, CMS will adopt two measures for the SNF QRP starting in FY 2026. First, CMS will raise the Data Completion Thresholds for the MDS. SNFs must report required quality measure data and standardized resident assessment data gathered using the MDS for at least 90% of the assessments they submit to CMS. SNFs who fail to meet this requirement will be subject to a 2.0% reduction on their applicable fiscal year payment starting in FY 2026. Second, CMS will adopt the Patient/Resident COVID-19 Vaccine metric. This metric highlights the number of patient stays in which SNF patients received the COVID-19 vaccine.
CMS’s SNF PPS FY 2025 Final Rule adopts several updates to the SNF QRP aimed at enhancing the integration of social determinants of health (SDOH) into patient assessments and ensuring the accuracy of reported data. Starting in fiscal year 2027, CMS will introduce four new SDOH items related to living situation, food security, and utility access, and modify an existing item on transportation availability in the MDS. Additionally, CMS requires that SNFs participating in the SNF QRP undergo a data validation process similar to that already implemented in the SNF VBP Program. Also beginning in fiscal year 2027, SNFs participating in the SNF QRP program must participate in a validation program similar to that used for SNFs participating in the SNF VBP Program.
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
Sequestration of Medicare Rates —The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called sequestration. Medicare FFS claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2.0% reduction in Medicare payments through at least 2023, unless Congress takes further action. Under the CAA 2023, a further 4.0% cut to Medicare spending that would have been required under the Statutory Pay-As-You-Go Act of 2010 (PAYGO) was waived for fiscal years 2023 and 2024. Instead, the CAA 2023 deferred any further Medicare sequestration under PAYGO until fiscal year 2025. The CAA 2023 also offset planned Medicare sequestrations that would have been as high as 4.0% and instead maintained fee schedule cuts of approximately 2.0%. Absent a further act by Congress, such as a consolidated appropriations act for 2025 or other bill addressing spending in fiscal year 2025 (including retroactively), the sequestration of Medicare FFS claims is expected to take effect in fiscal year 2025. On October 29, 2024, the Medicare Patient Access and Stabilization Act of 2024 (MPASA) was introduced in the House of Representatives, seeking to increase the amount paid to physicians under Medicare by 4.73%. MPASA was referred to the House Ways and Means Committee and House Committee on Energy and Commerce on October 29, 2024, referred to the Subcommittee on Health on December 17, 2024 and no further action has been taken on this bill.

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
Part B Rehabilitation Requirements — A portion of our revenue is paid by the Medicare Part B program under a fee schedule. Part B services are limited with a payment cap by combined speech-language pathology services (SLP), physical therapy (PT) services and a separate annual cap for occupational therapy (OT) services. Part B services are limited by a payment cap as there is one amount for physical therapy (PT) services and speech-language pathology (SLP) services combined and a separate amount for occupational therapy (OT) services. On November 1, 2024, CMS issued the Calendar Year (CY) 2025 Physician Fee Schedule (PFS) Final Rule (2025 PFS Final Rule).

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

Additionally, the Multiple Procedure Payment Reduction (MPPR) continues at a 50.0% reduction, which is applied to therapy procedures by reducing payments for practice expense of the second and subsequent procedures when services provided beyond one unit of one procedure are provided on the same day. The implementation of MPPR includes (1) facilities that provide Medicare Part B speech-language pathology, occupational therapy and physical therapy services and bill under the same provider number; and (2) providers in private practice, including speech-language pathologists, who perform and bill for multiple services in a single day.
Through the end of CY 2024, certain of our Part B services provided through telehealth would qualify for Medicare reimbursement based on flexibility first provided under the Emergency Waivers, which added physical therapy, occupational therapy and speech-language pathology to the list of approved telehealth Providers for the Medicare Part B programs provided by a SNF. During the Public Health Emergency (PHE), CMS added certain PT and OT services to the list of Medicare-covered telehealth services on a temporary basis, some of which were made permanent for use and new codes were added for PT, OT, or SLP telehealth services—including some “sometimes therapy” codes that were not subject to MPPR. The CAA 2023 extended certain, but not all, telehealth flexibilities until December 31, 2024, allowing certain telehealth flexibilities to continue after the PHE's expiration. The American Relief Act, 2025 extended some but not all telehealth flexibilities for an additional 3 months.
Under the 2025 PFS Final Rule, the 2.93% increase to the CY 2024 PFS Conversion Factor (CF) expired and CMS seeks to impose an estimated 0.05% adjustment based on changes in work relative value units (RVUs) for certain services. As a result, the 2025 PFS Final Rule implements a reimbursement reduction of 2.83%, with a CF of $32.35, which is a reduction from the CY 2024 CF of $33.29. The 2025 PFS Final Rule adopts a 3.6% increase to the threshold for coding modifier requirements for PT and SLP combined, totaling $2,410 for CY 2025 with the same threshold for OT services. The threshold for targeted medical review for PT and OT (combined) and SLP is expected to remain at $3,000 through CY 2027.
The 2025 PFS Final Rule also adopts a regulatory change that allows physical therapy assistants and occupational therapy assistants to be generally supervised by physical therapists and occupational therapists, respectively, in private practice, non-institutional settings, allowing greater flexibility in billing for those assistants’ services. Additionally, the 2025 PFS Final Rule excepts a therapist-established initial plan of care (POC) for PT, OT, or SLT services from requiring a physician or non-physician provider’s (NPP’s) signature, provided that (1) the patient’s physician or NPP referred the patient to the therapist and (2) the therapist has evidence that the POC was transmitted to the patient’s physician or NPP within 30 days of the patient’s initial evaluation. This flexibility applies only to the initial certification.
Finally, the 2025 PFS Final Rule reduces COVID-19 PHE-era telehealth flexibilities beginning on January 1, 2025. Under this final rule, certain restrictions on telehealth that existed prior to the COVID-19 PHE will go back into effect: most geographic and site-of-service restrictions to telehealth will return, while physicians can still provide telehealth from home, and can provide audio-only telehealth communication in specific circumstances where the patient is unable to use video technology. CMS is also establishing new coding and payment for caregiver training services, including training services provided through eligible telehealth means.
On October 29, 2024, MPASA was introduced in the House of Representatives, seeking to increase the amount paid to physicians under Medicare by 4.73%. MPASA was referred to the House Ways and Means Committee and House Committee on Energy and Commerce on October 29, 2024, and no further action has been taken on this bill. On March 9, 2024, President Biden signed the Consolidated Appropriations Act, 2024, which included a 2.93% update to the CY 2024 PFS CF for dates of service March 9, 2024 through December 31, 2024. This replaced the 1.25% update provided by the Consolidated Appropriations Act, 2023.
The 2024 PFS Final Rule was finalized in November 2023, which changed Medicare payments under the PFS and other Medicare Part B components. The CY 2024 PFS Final Rule contained a conversion factor of $32.74, which was a decrease of $1.15 from the CY 2023 PFS conversion factor of $33.89. This CY 2024 conversion factor was 3.4% lower than the CY 2023 conversion factor. The billing period started on January 1, 2024 and ran through December 31, 2024.
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

The 2024 PFS Final Rule allowed for general supervision of therapy assistants by PTs and OTs for remote therapeutic monitoring (RTM) services. This change may affect the rate of reimbursement for PT and OT services in the future. Additionally, the 2024 PFS Final Rule added certain health and well-being coaching services that Medicare reimbursed on a temporary basis for 2024. The final rule also added risk assessments for social determinants of health to the list of telehealth services Medicare would reimburse.
Programs of All-Inclusive Care for the Elderly
The requirements under the Programs of All-Inclusive Care for the Elderly (PACE) provide greater operational flexibility and update information under the Medicare and Medicaid programs, including leniency in compliance with program requirements during and after a 3-year trial period and relieving restrictions placed on the team that assesses and provides for the needs of each PACE participant. Further, non-physician primary care providers can provide certain services in place of primary care physicians. The final rule, which went into effect on April 3, 2023, requires the collection of data by Medicare Advantage organizations and their service providers and the submission of data to CMS for risk adjustment data validation (RADV) audits. The purpose of these RADV audits is to maintain the accuracy of risk-adjusted payments made to Medicare Advantage organizations.
In 2024, CMS issued a new prescription drug event (PDE) reporting requirements for PACE organizations to receive manufacturer discounts for drugs provided through Medicare Part D as provided for in the Inflation Reduction Act of 2022 (IRA). The additional PDE information must be submitted beginning January 1, 2025. In June of 2024, CMS also updated its statement of rights for PACE participants.
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
Patient Protection and Affordable Care Act
Various healthcare reform provisions became law upon enactment of the Patient Protection and Affordable Care Act (ACA). The reforms contained in the ACA have affected our independent subsidiaries in some manner and are directed in large part at increased quality and cost reductions. Several of the reforms are very significant and could ultimately change the nature of our services, the methods of payment for our services and the underlying regulatory environment.
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
The changes in the presidential administration may significantly alter the current health care regulatory framework, payment activity, and impact our business and the health care industry, including any repeals, curtailments, extensions or expansions of certain ACA provisions, included, but not limited to recent rulemaking activity regarding ACA Section 1557's anti-discrimination provisions. We continually monitor these developments so we can respond to the changing regulatory environment impacting our business.

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
Phase 2 and 3 of the Requirements of Participation focuses on: (1) resident abuse and neglect; (2) admission, transfer and discharge; (3) mental health and substance abuse disorders; (4) staffing sufficiency; (5) residents’ rights; (6) potential inaccurate diagnoses or assessments; (7) prescription and use of pharmaceuticals; (8) infection prevention and control; (9) arbitration of disputes between facilities and residents; (10) psychosocial outcomes and related severity; and (11) the timeliness and completion of state investigations.
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
In 2023, CMS revised the survey resources that CMS and state surveyors use in evaluating SNFs’ compliance with federal Requirements for Participation. This revision incorporated changes to CMS’s focused infection control survey item, which CMS had removed in favor of standard infection control survey measures. These updates provided more information for state surveyors to utilize when evaluating SNFs’ compliance with the Medicare Requirements of Participation, as well as included guidance for facilities on operationalizing compliance with these requirements based on how surveyors would measure and evaluate facility performance.
Civil and Criminal Fraud and Abuse Laws and Enforcement

Various complex federal and state laws exist which govern a wide array of referrals, relationships and arrangements, and prohibit fraud by healthcare providers. Governmental agencies are devoting increasing attention and resources to such anti-fraud efforts. The Balanced Budget Act of 1997 expanded the penalties for healthcare fraud. Additionally, the government or those acting on its behalf may bring an action under the FCA, alleging that a healthcare provider has defrauded the government by submitting a claim for items or services not rendered as claimed, which may include coding errors, billing for services not provided and submitting false or erroneous cost reports. The FCA clarifies that if an item or service is provided in violation of the AKS, the claim submitted for those items or services is a false claim that may be prosecuted under the FCA as a false claim. Under the qui tam or “whistleblower” provisions of the FCA, a private individual with knowledge of fraud may bring a claim on behalf of the federal government and receive a percentage of the federal government’s recovery. The Biden-Harris Administration had also signaled an increasing focus on nursing home performance and the reimbursement nursing homes receive from federal healthcare payment programs. The change in the presidency following the 2024 presidential elections may result in a change to this focus, in whole or in part. There has not yet been public disclosure of the priorities of the new Presidential Administration, in addition to those of the anticipated new leaders of HHS and CMS, as they relate to SNFs and long-term care facilities. Many states also have a false claim prohibition that mirrors or closely tracks the federal FCA.

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
State Legislation Concerning Nursing Home Supervision — California passed into law a bill which changes the limitations, or “caps,” on non-economic damages that can be awarded in medical negligence cases filed against healthcare providers (including skilled nursing and long-term care facilities). Beginning on January 1, 2023, non-economic damages (i.e., pain and suffering) available to plaintiffs suing healthcare providers in medical malpractice and professional negligence cases increased from $0.25 million to $0.35 million, and will then increase over the following ten years up to a $0.75 million cap. Once the limit reaches $0.75 million, a 2% annual inflationary adjustment will attach beginning on January 1, 2034. In wrongful death cases that arise from claims of medical malpractice and professional negligence, the cap on non-economic damages increased from $0.25 million to $0.50 million on January 1, 2023, and increase every year thereafter for ten years until the cap on non-economic damages in such cases is $1.0 million; thereafter, this cap will also be subject to an annual 2.0% increase. The caps are separate as to each claim, meaning that there is one cap for negligence and one cap for wrongful death. The new limits on non-economic damages apply prospectively to lawsuits filed on and after January 1, 2023.

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

In October 2022, CMS increased penalties for SFFs that fail to improve their performance upon further inspection by CMS, increasing the standards SFFs must meet to graduate from the SFF program, maintaining heightened oversight of any SFF for a period of three years after it graduates and increasing the technical assistance CMS provides to SFFs.
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

Further change is expected with respect to the DOJ and FTC’s antitrust policies due to the outcome of the 2024 presidential election, including as to how they relate to healthcare. As a result, these changes to the DOJ and FTC’s antitrust policies may be changed materially, not implemented, or reverted to prior statements that were withdrawn in February of 2023.

Americans with Disabilities Act (ADA)
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
Civil Rights
On January 25, 2024, the Office for Civil Rights (OCR) for HHS issued guidance to hospitals and long-term care facilities, emphasizing their obligation under CMS regulations to ensure non-discriminatory visitation policies, especially during public health emergencies. This guidance, part of the U.S. National Strategy to Counter Antisemitism, clarifies that these facilities cannot discriminate based on religion or other classes or characteristics protected against discrimination under federal civil rights laws. The guidance includes examples where non-compliance occurred, such as unequal treatment based on religious affiliation or dietary restrictions, and stricter screening processes for certain religious groups. OCR offers assistance to facilities to obtain compliance with these standards and encourages residents and other affected individuals to file complaints with OCR for potential administrative or civil action in cases of civil rights violations. OCR has been increasingly involved in the monitoring and enforcement of patient and resident rights, particularly under ongoing rulemaking under Section 1557 of the ACA.
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
REGULATIONS SPECIFIC TO SENIOR LIVING COMMUNITIES AND ANCILLARY SERVICES
As previously mentioned, senior living services revenue, which accounted for 2.1% of total revenue, is primarily derived from private pay residents and senior living revenue derived from Medicaid funds. Thus, some of the regulations discussed above applicable to Medicaid providers, also apply to senior living.
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

ENVIRONMENTAL MATTERS

 We strive to reduce our environmental impact through initiatives to modernize our facilities, conserve water, optimize waste, work towards a paperless office and partner with green vendors. Our ongoing and planned facility modernization initiatives include solar projects, heating, ventilation and air condition (HVAC) upgrades, water systems updates, lighting retrofits and utility upgrades. Additionally, we track and evaluate the utilities used by our facilities to drive our initiatives. For the year ended December 31, 2024, we spent $158.2 million on purchases of property improvements and equipment which included facility modernization initiatives.

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
•Developing and implementing our strategy, which focuses on monitoring environmental policy and on-going developments, ensuring community resiliency, evaluating usage of energy management systems, building operational and emergency response systems, performing hazard vulnerability assessments and tracking and responding to developing natural disasters.

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
•Providing structure and support to our independent subsidiaries that are led by local operators to make decisions on their capital expenditure projects at their facilities. The team advises our local field operators on best practices and identifies opportunities for them to assess priorities of projects.
•Overseeing environmental programs which include the evaluation and installation of LED lighting, solar panel, improved doors and insulation, automated HVAC controls and thermal efficiency projects related to micro-turbine, and demand control ventilation to name a few.
•Development of targets for reduction of carbon emissions, and increase ENERGY STAR scores.
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

For additional information on the EMT and our environmental sustainability efforts, please see our ESG report, which is available on our website at www.ensigngroup.net.
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
•State-level direct spending requirements could negatively impact our results of operations.
•Changes to the U.S. healthcare system, including changes to the ACA or its regulations, new transparency and disclosure requirements, and federal and state standards for minimum nurse staffing levels, continue to impose new requirements upon us that could materially impact our business.
•Anticipated changes in the U.S. political environment, including those as a result of the change in Presidential administration and control of Congress, and to regulatory agencies, particularly HHS, may result in significant changes to the regulatory framework, enforcement, and reimbursements in our industry.
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

You should carefully consider each of the following risk factors. The risk factors generally have been separated into two categories: risks relating to our business and our industry and risks relating to our common stock. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our company in each of these categories of risks. However, the risks and uncertainties we face are not limited to those set forth in the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

If any of the following risks and uncertainties develops into actual events, these events could have a material adverse effect on our business, financial condition or results of operations. In such case, the trading price of our common stock could decline. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that contain risks and uncertainties. Please refer to the section entitled "Cautionary Note Regarding Forward-Looking Statements" on page [1] of this Annual Report on Form 10-K in connection with your consideration of the risk factors and other important factors that may affect future results described below.

Risks Related to Our Business and Industry

The rules of Medicare and Medicaid, including reductions of reimbursement rates, changes to spending requirements, data reporting, measurement and evaluation standards could have a material, adverse effect on our revenues, financial condition and results of operations.

We derived 24.9% and 26.6% of our service revenue from the Medicare programs for the years ended December 31, 2024 and 2023, respectively. In addition, many other payors may use published Medicare rates as a basis for reimbursements. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, or if there are delays in Medicare payments, our business and results of operations will be adversely affected.

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
•the reduction or elimination of annual rate increases, implementation of reimbursement decreases, or the end of the reduced payments deferment (See also, Item 1., under Government Regulation); and
•an increase in co-payments or deductibles payable by beneficiaries.

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

Reductions in reimbursement rates or the scope of services being reimbursed could have a material, adverse effect on our revenue, financial condition and results of operations or even result in reimbursement rates that are insufficient to cover our operating costs. In addition, CMS may make future adjustments to reimbursement levels and underlying reimbursement formulae as it continues to monitor the impact of current payments system on patient outcomes and budget neutrality. The Biden-Harris Administration focused on studying the nursing home industry and directed HHS to issue proposed rules based on those studies, including changes to SNF facility reimbursement and specifically, the SNF-VBP Program, which may also adversely affect our reimbursement. The change in presidency following the 2024 presidential election may result in different focuses with respect to the nursing home industry. The new Presidential Administration's policy directives and priorities regarding the nursing home industry and SNFs in particular are not yet known. These metrics potentially affecting our revenues and expenses in future government fiscal years include the SNF healthcare-associated infections (HAI) measurement, total nursing hours per resident day measures, and discharge to community - post acute care measure. The Interoperability Final Rule’s implementation beginning in 2026, and to be completed by January 1, 2027, may also adversely affect our reimbursement paid through Medicare, specifically including Medicare Advantage.

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
A significant portion of reimbursement for skilled nursing services comes from Medicaid. In fact, Medicaid is our largest source of revenue, accounting for 46.0% of our revenue for both the years ended December 31, 2024 and 2023, respectively. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets, which has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. Since a significant portion of our revenue is generated from our skilled nursing independent subsidiaries in California, Texas and Arizona, any budget reductions or delays in these states could adversely affect our net patient service revenue and profitability. Due to recent fluctuations in state budgets many of the states in which we operate (including those with current budget surpluses), are seeking to contain costs on Medicaid outlays for SNFs, and any such decline could adversely affect our financial condition and results of operations.
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

For example, Washington state incorporates the costs of direct care, indirect care, and capital expenditures for SNF services in computing the State’s Medicaid payments to nursing facilities. Using periodically updated calculations that account for factors including case acuity, fair market value of capital expenditures, inflation, and facility performance, Washington sets facility compensation so that the majority of Medicaid reimbursement paid to a skilled nursing facility is used for care-related activities, with limitations on how much a facility’s reimbursement may increase from year to year. Washington state first adopted this care-based payment model in 2015 and has periodically updated it since, including in 2020, 2022, and 2023; it is expected that Washington will continue to amend this law in the future. For state fiscal year 2024, Texas requires all nursing facilities must show that a portion of funds paid to SNFs by Texas’s Medicaid program, including both fee-for-service and managed care reimbursement, were expended for direct care activities, including direct care staff wages and benefits. In addition, California in the past has proposed bills that, if passed, would require nursing facilities to spend a stated percentage of revenue on direct patient-related services. While the most recent attempt by the California Assembly (Bill 1537) to impose direct spending requirements on SNFs has been placed in suspense with no action being taken, similar legislation in the future may seek to impose identical or analogous funding requirements for SNFs operating in California or other states.
Reforms to the U.S. healthcare system, including new regulations under the ACA, continue to impose new requirements upon us that could materially impact our business.

As discussed in greater detail in Item 1., under Government Regulation, the ACA has resulted in significant changes to our operations and reimbursement models for services we provide. CMS continues to issue rules to implement the ACA, including most recently, new rules regarding the implementation of the anti-discrimination provisions and proposed rules requiring the disclosure of SNF ownership, organization, management and the identity of the real property owners from which the SNF leases or subleases its operating space. With the passage of the IRA in 2022, Congress continues to expand and supplement the ACA, including through the continuation of federally funded insurance premium subsidies. This modification of the ACA by the IRA indicates that Congress may continue to change and expand the ACA in the future. The outcome of the 2024 presidential election, which saw a change in control of both the Presidency and Senate to the Republican party, may signal further changes to the ACA, including reversing regulatory changes made under the Biden-Harris Administration.

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

While it is not possible to predict whether and when any such changes will occur, specific proposals discussed leading up to the 2024 presidential election, including a repeal or material amendment of the ACA, could harm our business, operating results and financial condition. The ACA continues to be a salient political topic and proposed changes to it may become the subject of campaign promises, litigation, administrative action, or legislation following the 2024 presidential election. In addition, even if the ACA is not amended or repealed, the President and the executive branch of the federal government, as well as CMS and HHS, have a significant impact on the implementation of the provisions of the ACA. It is expected that the incoming Presidential Administration will make changes impacting the implementation and enforcement of the ACA, which could harm our business, operating results and financial condition. We have already seen such changes with the Biden-Harris Administration's regulatory activity promulgating rules regarding anti-discrimination under Section 1557 of the ACA and recent rulemaking requiring SNFs to disclose their ownership and the ownership of service providers under Section 6101 of the ACA. It is not possible to know whether, when, or how any or all of these regulations or their implementation will be changed, the manner in which any change may be effected, and the ultimate effects of such changes on our business. If we are slow or unable to adapt to any such changes, our business, operating results and financial condition could be adversely affected.

In 2023, CMS issued a final rule requiring SNFs to disclose certain information regarding their ownership and managerial relationships which was fully implemented in November of 2024. This final rule is more invasive and comprehensive than the ownership information already disclosed through Medicare's Nursing Home Compare website. Refer to Item 1., under Government Regulation, for additional information. The breadth of disclosure required by this new rule may be adverse to our business interests and detrimental to our operations, revenue, and profitability and may have a chilling effect on investment due to the depth of the new reporting and transparency requirements. Similarly, California passed a comparable law requiring the disclosure of certain ownership and financial information for SNFs in 2021. On March 6, 2024, California’s regulations implementing this law took effect, which may invite further scrutiny and potential legal action, whether by the state agencies or private parties, within California based on the information disclosed as required by this law and its enabling regulations.

We cannot predict what effect future reforms to the U.S. healthcare system will have on our business, including the demand for our services or the amount of reimbursement available for those services. However, it is possible these new laws may lower reimbursement or increase the cost of doing business and adversely affect our business.
Anticipated changes in the U.S. political environment, including those as a result of the change in Presidential administration and control of Congress, and to regulatory agencies, particularly HHS, may result in significant changes to regulatory framework, enforcements and reimbursements.

As a result of the 2024 presidential election, changes in the Presidency and both houses of Congress may result in significant changes in, and have resulted in uncertainty with respect to, legislation, regulation, implementation or repeal of laws and rules related to government health programs, including Medicare and Medicaid. In particular, proposals regarding HHS and certain programs and regulation concerning health care, including Medicare, Medicaid, and the ACA, have indicated that the incoming Presidential Administration seeks to make changes to these programs and laws, as well as their implementation. Other pending legislation, such as the Protecting America’s Seniors’ Access to Care Act and Protecting America's Rural Seniors' Access Act, which seek to halt HHS and CMS from finalizing and enforcing its proposed rule for staffing requirements, indicates a bipartisan interest in restraining HHS’s ability to finalize, implement and enforce regulations that may be burdensome on our independent subsidiaries, creating still more uncertainty and unpredictability in the legislative process.

Changes to existing policies and rules regarding nursing facilities, including those recently instituted, in addition to anticipated new rule proposals, may result in significant regulatory changes, increased survey frequency and scope, and increased penalties for non-compliance. With the changes in the presidential administration, we anticipate that there may be changes in legislative control and legislative priorities. As a result, future legislation may be proposed or passed that may adversely affect our business, operating results and financial condition.

We continually monitor these developments in order to respond to the changing regulatory environment impacting our business. While it is not possible to predict whether and when any such changes will occur, specific proposals discussed during and after the election, including a repeal or material amendment of the ACA or other laws affecting the provision of healthcare services, could harm our business, operating results and financial condition. If we are slow or unable to adapt to any such changes, our business, operating results and financial condition could be adversely affected.
We are subject to various government reviews, audits and investigations that could adversely affect our business, including an obligation to refund amounts previously paid to us, potential criminal charges, the imposition of fines, and/or the loss of our right to participate in Medicare and Medicaid programs.

As a result of our participation in the Medicaid and Medicare programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with the rules associated with these programs and related applicable laws and regulations, including our claims for payments submitted to those programs, which are subject to reviews by Recovery Audit Contractors, Zone Program Integrity Contractors, Program Safeguard Contractors, Unified Program Integrity Contractors, Supplemental Medical Review Contractors and Medicaid Integrity Contractors programs (collectively referred to as Reviews). In these Reviews, third-party firms engaged by CMS conduct extensive analysis of claims data and medical and other records to identify potential improper payments under the federal and state programs. As discussed above, the Biden-Harris Administration has called for HHS and CMS to increase the level of scrutiny of SNF facilities and requested those agencies to adopt rules that would impose greater penalties upon non-compliant SNF operators, and this scrutiny may not change due to a change of Presidential Administration, including changes to the leadership of HHS and CMS. The SNF PPS FY 2025 Final Rule implemented increased penalties that surveyors may impose on SNFs for perceived non-compliance with CMS’s requirements for SNF participation in Medicare. In addition, in 2023, CMS updated the survey resources that CMS and state surveyors use in evaluating our SNFs’ compliance with federal Requirements for Participation, incorporating recent changes to CMS’s methods for surveying infection control procedures.
In 2022, CMS updated guidance for Phase 2 and 3 of the requirements of participation, discussed in greater detail in Item 1., under Government Regulation. The application of CMS’s new guidance could result in more aggressive and stringent surveys, and potential fines, penalties, sanctions, or administrative actions taken against our independent subsidiaries. Also described in Item 1., under Government Regulation, the Interoperability Final Rule and its changes intended to facilitate data exchange between and among patients, providers, and payors, will be implemented beginning in 2026 and must be fully implemented by January 1, 2027. This rule and the greater access to and use of data between and among payors transmitting funds for state and federal healthcare programs, may also trigger additional scrutiny or review of facilities such as ours, and may adversely affect our reimbursement paid through state and federal programs including Medicaid.

CMS announced a new nationwide audit the “SNF 5-Claim Probe & Educate Review,” in which the Medicare Administrative Contractors will review five claims from each of the facilities to check for compliance with PDPM billings, which could result in individual claim payment denials if errors are identified. All facilities that are not undergoing Targeted Probe and Educate (TPE) reviews, or have not recently passed a TPE review, will be subject to the nationwide audit.

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
In cases where claim and documentation review by a CMS contractor results in repeated unsatisfactory results, an operation can be subjected to protracted regulatory oversight. This CMS oversight may include education and sampling of claims, extended pre-payment review, referral of the operating business to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement made outside of specifically reviewed claims. Ongoing failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. As of December 31, 2024 and through the filing date of this report, 18 of our independent subsidiaries had multi-claim reviews scheduled or in process, either pre- or post-payment. We anticipate that these reviews could increase in frequency in the future.

Additionally, both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and, in particular, SNFs. The focus of these investigations includes, among other things, billing and cost reporting practices; quality of care provided; financial relationships with referral sources; and the medical necessity of rendered services. For example, refer to the matter discussed in Part I, Item 3., Legal Proceedings.

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
The laws and regulations governing our operations, along with the terms of participation in various government programs, regulate how we conduct our business, the services we offer, and our interactions with patients and other healthcare providers. These laws and regulations are subject to frequent change. As noted above, the Biden-Harris Administration called upon HHS and CMS to study and propose new rules regarding staffing requirements and reimbursement for the nursing home industry, including tying reimbursement to staffing levels, salary, benefits, and retention. The change in Presidential Administration, including changes to the leadership of HHS and CMS, may not result in any change, abatement, or reduction in the enforcement of these policies, and instead could lead to even greater scrutiny. CMS's recently finalized ownership transparency rule, and similar state disclosure requirements such as California’s, discussed in Item 1., under Government Regulation, may provide an additional basis for further investigation, administrative action and ultimately fines, penalties, or sanctions if finalized, and may dissuade parties from working with us or our independent subsidiaries due to the reporting and disclosure obligations of being an Additional Disclosable Party under that final rule.

We believe that such regulations that may adversely affect our business, operation and profitability. The quantity and scope of these regulations may increase in the future, and we cannot predict the ultimate content, timing or impact on us of any healthcare reform legislation. If we fail to comply with these applicable laws and regulations, or their interpretations as determined by courts or enforced by regulators, we could suffer civil or criminal penalties and other detrimental consequences, including denial of reimbursement, imposition of fines, temporary suspension of admission of new patients, suspension or decertification from the Medicaid and Medicare programs, restrictions on our ability to acquire new facilities or expand or operate existing facilities, the loss of our licenses to operate and the loss of our ability to participate in federal and state reimbursement programs. Additionally, in the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses.

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
Public and government calls for increased survey and enforcement efforts toward SNFs, past and potential rulemaking that results in enhanced enforcement and penalties, could result in increased scrutiny by state and federal survey agencies. In addition, potential sanctions and remedies based upon alleged regulatory deficiencies could negatively affect our financial condition and results of operations.

CMS's efforts to enhance its enforcement powers and increase enforcement activities towards SNFs, as discussed in Item 1., under Government Regulation, result in state survey agencies having more accountability for their survey and enforcement efforts. Within the SNF PPS FY 2025 Final Rule, CMS obtained greater ability to impose monetary penalties upon SNFs for incident-based and day-based violations of CMS’s conditions of participation. Further, the enhanced penalties against SFFs under the Biden-Harris Administration represented further federal calls for transparency, oversight and penalties for low-ranked and underperforming SNFs. These policies may prove to be popular, effective, or otherwise desirable and might not change with a new Presidential Administration, including under new leadership of HHS and CMS. These enhanced penalties and enforcement activities precedes greater focus by CMS in obtaining oversight over SFFs, and continuing that oversight even after those SFFs improve, and subjecting them to more exacting and routine oversight. The likely result may be more frequent surveys of our independent subsidiaries, with more substantial penalties, fines and other consequences if they do not perform well. For low-performing facilities in the SFF program, the standards for successfully emerging from that program and not being subject to ongoing and enhanced government oversight will be higher and measured over a longer period of time, prolonging the risks of monetary penalties, fines and potential suspension or exclusion from the Medicare and Medicaid programs.

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

Furthermore, in some states, citation of one independent subsidiary could negatively impact other independent subsidiaries in the same state. Revocation of a license at a given facility could therefore impair our ability to obtain new licenses or to renew, or maintain, existing licenses at other facilities, which may also trigger defaults or cross-defaults under our leases and our credit arrangements, or adversely affect our ability to operate or obtain financing in the future. CMS’s rules requiring disclosure of ownership, management and the owners of real property lessors or sublessors, which are greater and more intrusive than existing disclosure requirements heighten this risk. Our failure to comply with applicable legal and regulatory requirements in any single facility could negatively impact our financial condition and results of operations.

From time to time, we have opted to voluntarily stop accepting new patients pending completion of a revisit survey, in order to avoid possible denial of payment for new admissions during the deficiency cure period, or simply to avoid straining staff and other resources while retraining staff, upgrading operating systems or making other operational improvements. If we elect to voluntarily close any operations in the future or to opt to stop accepting new patients pending completion of a state or federal survey, it could negatively impact our financial condition and results of operation.

We have received notices of potential sanctions and remedies based upon alleged regulatory deficiencies from time to time, and such sanctions have been imposed on some of our independent subsidiaries. We have had independent subsidiaries placed on SFF status in the past and other independent subsidiaries may be identified for such status in the future. We currently have no facilities placed on SFF status.
CMS’s changes to the SFF program and its look-back period may create greater risk of our facilities being subject to this program and subject to potential fines and sanctions, even after graduating from the SFF program.

As discussed in greater detail in Item 1., under Government Regulation, in 2022 CMS updated the SFF program with the intent to reduce the amount of time a SNF spends as an SFF and increase the number of nursing homes that progress through the SFF program. The OIG has been studying the SFF program, including its 2022 updates, to understand the program’s outcomes, identify factors that aided SFFs that successfully graduated the SFF program with sustained quality improvements, and make further changes based on the data obtained in this study. In June of 2024, the OIG added the SFF program to ts Work Plan for continued attention. CMS clarified certain details of the SFF program updates in 2023 and how they are to be implemented by each state survey agency (SA). As part of the revisions to the SFF program, a priority in revising the SFF program was to address “yo-yo” noncompliance of SNFs that would graduate from the SFF program only to later see their compliance and quality measures regress after graduation, potentially requiring readmission to the SFF program. Among the measures implemented to avoid this issue of “yo-yo” noncompliance was a three-year look-back period for facilities that graduate from the SFF program to ensure that the quality and compliance improvements achieved through the SFF program were sustained. Facilities that graduate from the SFF program but continue to demonstrate poor compliance as evidenced by any SA’s survey, such as for actual harm, substandard quality of care, or immediate jeopardy deficiencies, may be subject to enhanced enforcement by CMS, up to and including termination from the Medicare and/or Medicaid programs.

This three-year look-back for sustained improvements by facilities that graduate the SFF program poses risk for our independent subsidiaries, specifically those that may be subject to the SFF program or that have been subject to the SFF program in the past. As of December 31, 2024, we have three facilities that graduated from the SFF program within the past three years. First, for SNFs that are selected by CMS for participation in the SFF program, or which currently are in the SFF program, even graduation from the program is no longer an assurance that the SNF will be able to continue its operations. Even one survey with a significant compliance deficiency, such as actual harm or an immediate jeopardy deficiency, may result in CMS—acting solely within its discretion—terminating the SNF’s Medicare or Medicaid participation, likely triggering the termination of other payor contracts and rendering the facility economically unviable. Second, for SNFs that have graduated from the SFF program, they are subject to a three-year period of enhanced scrutiny where adverse findings by a SA and a single survey’s finding of poor compliance may result in CMS discretionally terminating that facility’s Medicare and/or Medicaid participation, which would likely cause other payors to terminate their agreements with the facility as well. As a result, the financial and manpower resources needed for graduation from the SFF program may be for nothing if, in the three years following graduation from the SFF program, a SNF receives a poor survey result and CMS imposes fines and penalties up to the termination of the facility’s Medicare and Medicaid participation.

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

On April 22, 2024, CMS issued the Staffing Rule, establishing minimum staffing standards for SNFs. As discussed in more detail in Item 1., under Government Regulation, the Staffing Rule contains three primary staffing requirements which are phased in over the next several years. Due to pending legislation in both the House of Representatives and the Senate, industry litigation filed to dispute the Staffing Rule's validity and enforceability, as well as the long phase-in of the Staffing Rule's requirements, the exact effects of the Staffing Rule cannot yet be ascertained. Given the pending legislation before both houses of Congress, change in control of the Presidency, changes in leadership of HHS and CMS, and change in control of the Senate following the 2024 presidential election, future developments may significantly alter or even halt the implementation of the Staffing Rule. However, we expect that the Staffing Rule in its current form will have adverse financial consequences upon our business unless or until it is repealed, enjoined, or otherwise prevented from taking effect.

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
Reductions in Medicare reimbursements for physician and non-physician services could impact reimbursement for medical professionals.

As discussed in greater detail in Item 1., under Government Regulation, MACRA revised the payment system for physician and non-physician services. The changes to the therapy caps imposed on Medicare Part B outpatient therapy from this law have been changed by the BBA, and are subject to future budgetary changes through rulemaking and legislation, resulting in ongoing uncertainty regarding payment for these Medicare Part B services. Under both the 2024 and 2025 PFS Final Rules, reductions in conversion factor, payments to providers and conditions imposed in exchange for higher payments may impose operational requirements and working conditions that further detract from and reduce our financial performance. Similarly, new final rules concerning the PACE program and the information it will collect from our independent subsidiaries may adversely affect the risk-adjusted reimbursement.
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

Healthcare businesses are increasingly the target of cyberattacks whereby hackers disrupt business operations or obtain protected health information, often demanding large ransoms. In 2024, healthcare was among the most-breached sector of the economy based on publicly disclosed information. The frequency of this activity has increased precipitously. Our business is dependent on the proper functioning and availability of our computer systems and networks. We cannot assure you that our safety and security measures and disaster recovery plan will prevent damage, interruption or breach of our information systems and operations. Additionally, we cannot control the safety and security of our information held by third-party vendors with whom we contract. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect, and as such we (or third-party vendors) may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications we (or third-party vendors) develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security of information systems. Unauthorized parties may attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud or other forms of deception. Additionally, the rapid ongoing evolution and increased adoption of emerging technologies such as artificial intelligence and machine learning may make it more difficult to anticipate and implement protective measures to recognize, detect and prevent the occurrence of data breaches, including but not limited to cybersecurity breaches.

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

A cyber-attack or other incident that bypasses the security measures of our information systems could cause a security breach, which may lead to a material disruption to our information systems infrastructure or business, significant costs to remediate (e.g., data recovery) and may involve a significant loss of business or patient health information. If a cyber-attack or other unauthorized attempt to access our systems or facilities were successful, it could also result in the theft, destruction, loss, misappropriation or release of confidential information or intellectual property, and could cause operational or business delays that may materially impact our ability to provide various healthcare services. Any successful cyber-attack or other unauthorized attempt to access our systems or facilities also could result in negative publicity which could damage our reputation or brand with our patients, referral sources, payors or other third parties and could subject us to a number of adverse consequences, the vast majority of which are not insurable, including but not limited to, disruptions in our operations, regulatory and other civil and criminal penalties, fines, investigations and enforcement actions (including, but not limited to, those arising from the SEC, FTC, OCR, the OIG or state attorneys general), fines, private litigation with those affected by the data breach (including class action litigation), loss of customers, disputes with payors and increased operating expense, which either individually or in the aggregate could have a material adverse effect on our business, financial position, results of operations, liquidity, and stock price.
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

Our independent SNFs are located in the states of Alabama, Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Tennessee, Texas, Utah, Washington and Wisconsin. All states follow the current federal regulation relative to staffing, which establishes that SNFs are required to staff to meet the needs of the residents present in the facility. In addition, several states have established minimum staffing requirements for facilities operating in those states.

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

Federal laws and regulations, such as the Staffing Rule, may increase our costs of maintaining qualified nursing and skilled personnel, or make it more difficult for us to attract or retain qualified nurses and skilled staff members. Proposed legislation, such as the previously proposed Nursing Home Improvement Act and the proposed HCBS Access Act, may make it more expensive to compete for, hire, and retain nursing staff, if passed into law in substantially the same form as previously introduced to Congress. The Biden-Harris Administration sought to increase staffing level requirements for the nursing home industry and to tie reimbursement to the salary, benefits, and retention of staff, which may increase our labor costs. The change in Presidential Administration may not result in a change in this policy, and instead it is possible that HHS and CMS, under new leadership, could impose more stringent requirements for staffing. CMS has published guidance to surveyors addressing topics that specifically include nurse staffing and collection of payroll data to evaluate appropriate staffing levels, which may lead to future regulations that increase our staffing requirements and labor costs or lower revenues.

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

Increased competition for, or a shortage of, nurses or other trained personnel, or general ongoing inflationary pressures may require that we enhance our pay and benefits packages to compete effectively for such personnel. Turnover rates and the magnitude of the shortage of nurses or other trained personnel vary substantially from operation to operation and may adversely affect those operations' quality ratings based on data reported to CMS. In addition, state laws regarding minimum wage increases, such as California’s minimum wage increases for both healthcare and fast-food workers, may intensify competition for unskilled labor in both skilled and unskilled settings. For skilled workers within the skilled care market where we operate, the costs of skilled labor, which are already greater than unskilled labor, could increase further. Similarly, the increased minimum wage of unskilled labor will not only increase the cost of unskilled labor but may also have effects that dissuade workers from training to join the skilled workforce to earn higher wage growth, resulting in a smaller pool of available skilled workers and further increased competition—and higher wages—for them. If we fail to attract and retain qualified and skilled personnel, our ability to conduct our business operations could be harmed.
Annual caps and other cost-reductions for outpatient therapy services may reduce our future revenue and profitability or cause us to incur losses.

As discussed in detail in Item 1., under Government Regulation, sub-heading Part B Rehabilitation Requirements, several government actions have been taken in recent years to try and contain the costs of rehabilitation therapy services provided under Medicare Part B, including the MPPR, institution of annual caps, mandatory medical reviews for annual claims beyond a certain monetary threshold, and a reduction in reimbursement rates. Of specific concern has been CMS efforts to lower Medicare Part B reimbursement rates for outpatient therapy services, which are reduced by 2.83% in the 2025 PFS Final Rule. Such cost-containment measures and ongoing payment changes could have an adverse effect on our revenue.
The Office of the Inspector General or other regulatory authorities may choose to more closely scrutinize billing practices in areas where we operate or propose to expand, which could result in an increase in regulatory monitoring and oversight, decreased reimbursement rates, or otherwise adversely affect our business, financial condition and results of operations.

As discussed in greater detail in Item 1., under Government Regulation, Civil and Criminal Fraud and Abuse Laws and Enforcement, the OIG regularly conducts investigations regarding certain payment or compliance issues within the healthcare industry. The OIG identified SNF compliance as an issue of concern in its 2021, 2022, 2023 and 2024 semi-annual reports to Congress. In June 2024, the OIG continued to focus on SNFs, adding the SFF Program to its Work Plan. The OIG's January 2023 study regarding SNF emergency preparedness identified the need for further oversight and addition of SNF emergency readiness to the OIG's fall 2023 work plan. In November of 2023, OIG added to its work plan an audit of nursing homes' nurse staffing hours reported in CMS's payroll-based journal, for which OIG expects to issue a report in FY 2025. Nursing homes were also a topic of discussion in the OIG’s 2023 semiannual report to Congress, which emphasized the continued protection and oversight of care that nursing facilities provide to residents. Among other things, the OIG recommended attention to the rate of reimbursement for professional services rendered within facilities. The OIG’s reports to Congress have also recommended a reduction in the use of psychotropic drugs in nursing homes and urged CMS to evaluate the appropriateness of psychotropic drug use among residents, including the use of data to identify nursing homes with higher rates of use for potential further scrutiny and action. Based on this information, SNFs in particular are potential targets for more robust scrutiny and examination by regulators. Prior publications and statements by the Biden-Harris Administration have also called for greater scrutiny of SNF facilities. Following the 2024 presidential election, it is not yet known whether the new Presidential Administration will follow the same policies and seek further or escalating scrutiny of SNFs, or whether it will retain any or all of the Biden-Harris Administration’s priorities regarding SNFs.

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

A bill in the State of California was signed into law which increases the cap of non-economic damages awarded to plaintiffs who are successful in medical malpractice litigation. The cap increases from $0.25 million to $0.35 million beginning on January 1, 2023, then increases over the following 10 years until the cap reaches a maximum of $0.75 million, with further adjustments for inflation. In wrongful death cases, the cap increases from $0.25 million to $0.5 million on January 1, 2023, with incremental increases over the following 10 years until the cap reaches a maximum of $1.0 million, with adjustments for inflation. Due to California's influence on other states, other jurisdictions where we operate have enacted and may enact similar laws in the future. Similar to the potential incentive of increased damages caps, recent Supreme Court decisions may increase public interest in potential claims against SNFs and senior living facilities, particularly pertaining to specific civil rights claims against governmental actors rather than general liability claims against privately owned SNFs such as those operated by our independent subsidiaries. While there may be additional claims and litigation that arise from the Supreme Court's decision that have an adverse impact on our cash flow, it is not expected that the decision will have a significant impact on our business.

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

Effective October 2024, California law SB525 increased the minimum wage for healthcare workers. However, the law will only impact SNFs upon passage of a companion bill imposing minimum direct spending requirements upon SNFs. For the 2023-2024 California legislative session, this minimum spending bill took the form of AB1537 and, as of October 2024 has been placed in suspense without further action. A future bill may still be passed that would trigger SB525's requirements for healthcare workers in SNFs to receive higher minimum wages. As discussed in Item 1., Government Regulation, these proposed bills would create new and costly obligations on our independent subsidiaries if they became law and if enacted, would adversely affect our business, operations, and profitability.

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

Our independent subsidiaries are subject to a variety of federal and state employment-related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act that governs such matters as minimum wages, overtime and other working conditions, the ADA and similar state laws that provide civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas, the National Labor Relations Act, regulations of the EEOC, regulations of the Office of Civil Rights, regulations of state attorney generals, family leave mandates and a variety of similar laws enacted by the federal and state governments that govern these and other employment law matters. Changes to federal and state regulations and laws are discussed in more detail in Item 1., under Government Regulation.

The Biden-Harris Administration requested that HHS and CMS study and issue proposed rules regarding care-based careers, including improving access to training, increasing the attractiveness of compensation in care-based positions, and improving the retention and career progression of care workers. The incoming Presidential Administration, as well as new leadership of HHS or CMS, may discontinue these studies, discontinue ongoing rulemaking activity, and may pursue significantly different policy-setting and rulemaking priorities that do not include any of the Biden-Harris Administration’s priorities. Simultaneously, certain actions taken under the Biden-Harris Administration, such as increased enforcement authority by HHS and CMS, may be retained and utilized by the incoming Presidential Administration and its new leaders of HHS and CMS.

Other pending legislation, such as the HCBS Access Act, indicated a legislative priority of providing funding for care-based careers that may affect our pool of desired workers. Due to a change of political party control of both houses of Congress, though, such legislation may have a lower likelihood of passing, even if reintroduced in a subsequent congress. Rising operating costs due to labor shortages, greater compensation and incentives required to attract and retain qualified personnel and higher-than-usual inflation on items including energy, utilities, food and other goods used in our facilities and the costs for transporting these items could increase our cost and decrease our profits.

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

We must comply with the federal Fair Housing Act and similar state laws, which prohibit us from discriminating against individuals if it would cause such individuals to face barriers in gaining residency in any of our independent subsidiaries. Additionally, the Fair Housing Act and other similar state laws require that we do not advertise our services in a way that may be discriminatory. We may be required, among other things, to change our marketing techniques to comply with these requirements.

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

Our revenue is affected by the percentage of the patients of our independent subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability. We generally receive higher reimbursement rates for high acuity patients, and payors reimburse us at different rates. For the years ended December 31, 2024 and 2023, 70.9% and 72.6% of our revenue was provided by government payors that reimburse us at predetermined rates, respectively. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our independent subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

As discussed under Item 1., Government Regulation, the Biden-Harris Administration requested HHS and CMS conduct studies to evaluate potential staffing, data reporting, employee compensation and retention, and resident experience regulations that may result in a reduction of our revenue from Medicare and Medicaid. CMS first requested information regarding these priorities in 2022 and subsequently published further requests for information from the public in the Federal Register to aid in studies and anticipated rulemaking. The change in Presidential Administration, including new leadership of HHS and CMS, may result in a change in these priorities, and this prior research and rulemaking may be materially altered or abandoned. Certain results of the Biden-Harris Administration’s rulemaking, including enhanced enforcement ability, may be retained under the new Presidential Administration. We continue to monitor this area and look for public disclosures from the incoming Presidential Administration and expected heads of HHS and CMS to better anticipate what policy priorities and changes we can expect regarding Medicare and Medicaid reimbursement, including payment models and factors affecting our independent subsidiaries’ reimbursement for the services they provide.
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

We have in the past been subject to class action litigation involving claims of violations of various regulatory requirements and been able to settle these claims without an ongoing material adverse effect on our business. Future claims could be brought that may materially affect our business, financial condition and results of operations. Other claims and suits, including class actions, continue to be filed against us and other companies in our industry. For example, there has been a general increase in the number of wage and hour class action claims filed in several of the jurisdictions where we operate, typically based on alleged failures to permit or properly compensate for meal and rest periods, or failure to pay for time worked. If there were a significant increase in the number of these claims against us or an increase in amounts owing should plaintiffs be successful in their claims, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to potential lawsuits under the FCA and comparable state laws alleging submission of fraudulent claims for services to any healthcare program (such as Medicare or Medicaid) or other payor. Under the qui tam or "whistleblower" provisions of the FCA, a private individual with knowledge of fraud or potential fraud may bring a claim on behalf of the federal government and receive a percentage of the federal government's recovery. Due to these whistleblower incentives, qui tam lawsuits have become more frequent. For example, despite the decision of the DOJ to decline to participate in litigation based on the subject matter of its issued CID, the involved qui tam relator moved forward with the complaint in December 2020. Refer to Part I, Item 3., Legal Proceedings for additional information on this case.

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

As an operator of healthcare facilities through our independent subsidiaries, we have a program to aid them in complying with various requirements of federal and private healthcare programs. Our compliance program includes, among other things, (1) policies and procedures modeled after applicable laws, regulations, sub-regulatory guidance and industry practices and customs that govern the clinical, reimbursement and operational aspects of our subsidiaries; (2) training about our compliance process for all of the employees of our independent subsidiaries, our directors and officers, and training about Medicare and Medicaid laws, fraud and abuse prevention, clinical standards and practices, and claim submission and reimbursement policies and procedures for appropriate employees; and (3) internal controls that monitor, among other things, the accuracy of claims, reimbursement submissions, cost reports and source documents, provision of patient care, services, and supplies as required by applicable standards and laws, accuracy of clinical assessment and treatment documentation, and implementation of judicial and regulatory requirements (i.e., background checks, licensing and training).

From time to time our systems and controls highlight potential compliance issues, which we investigate as they arise. Historically, we have initiated, and will continue to do so in the future, internal inquiries into possible recordkeeping and related irregularities at our independent subsidiaries, which were detected by our internal compliance team in the course of its ongoing reviews.

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

We have also previously acquired a few operations, which were or have proven to be non-strategic or less desirable, and we may consider disposing of such operations or exchanging them for operations that are more desirable, either because they were included in larger, indivisible groups of operations or under other circumstances. To the extent we dispose of such an operation without simultaneously acquiring an operation in exchange, our revenue may decrease.
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
During the year ended December 31, 2024, we expanded our operations through a combination of long-term leases and real estate purchases, with the addition of 28 stand-alone skilled nursing operations and three campus operations. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage operations we may acquire in the future. Also, the newly acquired operations may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such operations quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our acquisitions, and our business may suffer.
In undertaking acquisitions, we may be adversely impacted by costs, liabilities and regulatory issues that may adversely affect our operations.

In undertaking acquisitions, we also may be adversely impacted by unforeseen liabilities attributable to the prior providers who operated those businesses, against whom we may have little or no recourse. Many operations we have historically acquired were underperforming financially and had clinical and regulatory issues prior to and at the time of acquisition. Even where we have improved independent subsidiaries and patient care, we still may face post-acquisition regulatory issues related to pre-acquisition events. These may include, without limitation, payment recoupment related to our predecessors' prior noncompliance, the imposition of fines, penalties, operational restrictions or special regulatory status. Further, we may incur post-acquisition compliance risk due to the difficulty or impossibility of immediately or quickly bringing non-compliant operations into full compliance. Diligence materials pertaining to acquisition targets, especially the underperforming facilities that often represent the greatest opportunity for return, are often inadequate, inaccurate or impossible to obtain, sometimes requiring us to make acquisition decisions with incomplete information. Despite our due diligence procedures, operations that we have acquired or may acquire in the future may generate unexpectedly low returns, may cause us to incur substantial losses, may require unexpected levels of management time, expenditures or other resources, or may otherwise not meet a risk profile that our investors find acceptable.

In addition, we might encounter unanticipated difficulties and expenditures relating to any of the acquired operations, including contingent liabilities. For example, when we acquire operations, we generally assume the operation's existing Medicare provider number for purposes of billing Medicare for services. If CMS later determines that the prior owner of the operation had received overpayments from Medicare for the period of time during which it ran the operation, or had incurred fines, CMS could hold us liable for repayment of the overpayments or fines. We may be unable to improve every operation that we acquire. In addition, operation of these newly acquired operations may divert management time and attention from other operations and priorities, negatively impact cash flows, result in adverse or unanticipated accounting charges, or otherwise damage other areas of our company if they are not timely and adequately improved.

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

As discussed in Item 1., under Government Regulation, CMS provides comparative public data, rating every SNF operating in each state based upon quality-of-care indicators. Certain private organizations engage in similar monitoring and ranking activities. CMS’s system is the Five-Star Quality Rating System which gives each nursing home a rating of between one and five stars in various categories, with five-star ratings harder to obtain over time. The ratings are available on a consumer-facing website, Nursing Home Compare. In cases of acquisitions, the previous operator's clinical ratings are included in our overall Five-Star Quality Rating and the rating may not reflect the improvements we were able to make until it is recalculated. Based on CMS's guidance and regulations, we expect more data to be collected by CMS and reported on the Nursing Home Compare website in the future. Additionally, CMS's ownership transparency final rule, which requires the disclosure of SNF ownership and affiliated parties, will ultimately provide for the public disclosure of information reported to CMS under that rule. Other states, including Iowa and California, have adopted similar statutes and regulations requiring the disclosure of this information. The publicly available information disclosed as a result of these laws and rules may result in potential residents perceiving our highly rated facilities to be less desirable if they share ownership with lower rated facilities, even if the lower rated facility is a new acquisition or has a lower score for reasons beyond our control.

CMS continues to increase quality measure thresholds, which are regularly increased every six months, making it more difficult to achieve upward and five-star ratings. CMS increased its quality measure thresholds in 2022, making it more difficult for facilities to obtain or maintain four- and five-star ratings. Some facilities may see a decline in their overall five-star rating absent any new inspection information, and as a result the five-star ratings of our independent subsidiaries may decline even as their quality measures remain unchanged or improve. Additionally, on the Nursing Home Compare website, CMS recently began displaying a consumer alert icon next to nursing homes that have been cited on inspection reports for incidents of abuse, neglect, or exploitation. In 2022, CMS updated the scoring measures used for SNFs to include six dimensions of staffing and turnover.

In July 2023, CMS revised the nursing-home level exclusion criteria used on the administrator turnover measure, adding information regarding its calculation of the staff turnover measure and publishing an updated ratings table, which identifies the points needed for each nursing facility to obtain certain star ratings within its state. This change made it more competitive to obtain a five-star rating, and more difficult to maintain such a rating once achieved. Only 10% of nursing facilities can receive a five-star rating in the state where they operate. These changes also increase the pressure on our independent subsidiaries to obtain a smaller number of available five-star ratings, as lower ratings may make it more difficult to attract prospective residents to receive our services.

In September 2023, CMS announced that it will update the staffing level case-mix adjustment methodology and freeze four of the quality measures used in the Nursing Home Five-Star Quality Rating System beginning with the April 2024 refresh of the Nursing Home Compare website data. In April 2024, CMS announced the freezing of four quality measures, with one short-stay measure updated effective October 2024 with the new Discharge Function Score Measure and the other three measures unfrozen in January 2025. CMS has unfrozen its staffing level measures with changes to the time period needed to constitute the cessation of employment for the purposes of turnover measurement. CMS announced that it is changing its staffing rating methodology to give the lowest possible score to and penalize providers that fail to provide staffing data or provide erroneous staffing data. These changes risk our independent subsidiaries’ facilities being incorrectly awarded a lower star rating, or prevented from attaining a deserved higher ranking due to favorable data not being reflected in CMS’s five-star ratings due to the freeze or replacement of certain measures. These lower ratings may cause potential residents to evaluate these independent subsidiaries’ facilities as less desirable, and result in fewer admissions and thus reduced revenue.

In July 2024, CMS changed the staffing case-mix adjustment methodology to a model based on PDPM. The Nursing Home Compare website has begun posting staffing level measures that use this methodology. CMS will revise the staffing rating thresholds to maintain the same distribution of points for staffing measures that will be affected by this freeze and replacement. Further, CMS will penalize SNFs that submit erroneous data, or fail to submit data, by awarding them the lowest possible rating on that measure. We may be significantly affected if any of our independent subsidiaries fail to submit information for the MDS in 2024, or if CMS deems their MDS submissions to be erroneous. In addition to the uncertainty created by future changes to CMS’s five-star ratings that currently are unknown, the potential negative consequences of freezing unfavorable data may adversely affect our star rating and negatively impact our ability to attract residents.

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

With few exceptions, general and professional, workers compensation and employee health insurance costs have also increased markedly in recent years and are expected to increase in the future. To partially offset these increases, we have increased the amounts of our self-insured retention and deductibles in connection with general and professional liability claims. We also have implemented a self-insurance program for workers compensation in all states, and elected non-subscriber status for workers compensation in Texas. Due to the nature of our business and the residents we serve, including the risk of claims from residents as well as potential governmental action, it may be difficult to complete the underwriting process and obtain insurance at commercially reasonable rates. If we are unable to obtain insurance, or if insurance becomes more costly for us to obtain, or if the coverage levels we can economically obtain decline, our business may be adversely affected.
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

Our independent subsidiaries located in Arizona, California, and Texas account for the majority of our total revenue. As a result of this concentration, the conditions of local economies and real estate markets, changes in governmental rules, presence and participation of insurers, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our revenue, costs and results of operations. Moreover, since over 21% of our independent subsidiaries are located in California, we are particularly susceptible to revenue loss, cost increase or damage caused by natural disasters such as electrical power shortages, fires, earthquakes or mudslides, or increased liabilities that may arise from regulations as discussed within Item 1., under Government Regulation.

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

We continue to maintain our right to inform the employees of our independent subsidiaries about our views of the potential impact of unionization upon the workplace generally and upon individual employees. Historically, the staff at our independent subsidiaries that have been approached to unionize have uniformly rejected union organizing efforts. We previously indicated there may be forthcoming proposed rules from CMS, based on the Biden-Harris Administration's executive orders discussed under Government Regulation in Item 1., as well as potential legislation such as the HCBS Access Act aimed toward providing more resources to those considering care-based careers, may increase the likelihood of employee unionization due to increased emphasis on care-based careers in SNF facilities. The outcome of the 2024 presidential election, including change in control of the Senate and Presidency from the Democratic to the Republican party, may result in a reversal of these orders, significant changes in HHS and CMS policy and rulemaking, and a reduced likelihood of successful legislation that seeks to provide more resources to creating pathways to care-based careers. This change in Presidential Administration may also affect the favorability of unionization efforts before the Department of Labor. If employees successfully decide to unionize, our cost of doing business could increase, and we could experience contract delays, difficulty in adapting to a changing regulatory and economic environment, cultural conflicts between unionized and non-unionized employees, strikes and work stoppages, and we may conclude that affected facilities or operations would be uneconomical to continue operating.
Because we lease the majority of the facilities operated by our independent subsidiaries, we are subject to risks associated with leased real property, including risks relating to lease termination, lease extensions and special charges, any of which could adversely affect our business, financial position or results of operations.

As of December 31, 2024, our independent subsidiaries operated 231 of our 327 facilities under long term lease arrangements. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.

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

Our Credit Facility has a borrowing capacity of up to $600.0 million in aggregate principal amount. As of December 31, 2024 and through the filing date of this report, we had no outstanding borrowings under our Credit Facility. Twenty-three of our subsidiaries have mortgage loans insured with the Department of Housing and Urban Development (HUD) for an aggregate amount of $146.9 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The terms of the mortgage loans range from 25- to 35-years.

We also have one outstanding promissory note with an aggregate principal amount of approximately $1.5 million as of December 31, 2024. The term of the note is 12 years. Because this promissory note is insured with HUD, our borrower subsidiary under the note is subject to HUD oversight and periodic inspections.

In addition, we had $2.8 billion of future operating lease obligations as of December 31, 2024. We intend to continue financing our independent subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

As of December 31, 2024, we lease 33 of our properties to third-party operators. In the future, we might expand our leasing property portfolio to additional tenants. We have very limited control over the success or failure of our tenants’ and operators’ businesses and, at any time, a tenant or operator may experience a downturn in its business that weakens its financial condition. If that happens, the tenant or operator may fail to make its payments to us when due. Although our lease agreements give us the right to exercise certain remedies in the event of default on the obligations owing to us, we may determine not to do so if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches.

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

Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including U.S. treasury securities. As a result of the uncertain domestic and global political, economic, credit and financial market conditions, including the increases in the federal funds rate since 2021, with limited decreases in 2024, and Consumer Price Index increases above historical norms for 2024, investments in these types of financial instruments pose risks arising from liquidity and credit concerns. Given that future deterioration in the U.S. and global credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our cash, cash equivalents, or investments will not occur. Uncertainty surrounding the trading market for U.S. government securities or impairment of the U.S. government's ability to satisfy its obligations under such treasury securities could impact the liquidity or valuation of our current portfolio of cash, cash equivalents, and investments, a substantial portion of which were invested in U.S. treasury securities. Further, continued domestic and international political uncertainty, along with credit, and financial market uncertainty, may make it difficult for us to liquidate our investments prior to their maturity without incurring a loss, which would have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Some states in which we operate are operating with budget deficits or could have budget deficits in the future, which may delay reimbursement in a manner that would adversely affect our liquidity. In addition, from time to time, procedural issues require us to resubmit or appeal claims before payment is remitted, which contributes to our aged receivables. Unanticipated delays in receiving reimbursement from state programs or commercial payors due to changes in their policies or billing or audit procedures may adversely impact our liquidity and working capital.

The continued use and growth of managed care organizations (MCOs) may contribute to delays or reductions in our reimbursement, including Managed Medicaid.
In forty-one states, including some of the largest where we operate, state Medicaid benefits are administered through MCOs. Typically, these MCOs manage commercial health and federal Medicare Advantage benefits under a managed care contract. Nationally, more than two-thirds of all Medicaid beneficiaries receive most or all of their care from MCOs. MCOs may be more aggressive than state Medicaid and federal Medicare agencies in denying claims or seeking recoupment of payments so that their services under these managed contracts are profitable. The additional steps created by the use of MCOs in disbursement of funds creates more risk of delayed, reduced, or recouped payments for our independent subsidiaries, and additional avenues for risks that include fines and other sanctions, including suspension or exclusion from participation in various governmental programs.
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

If Standard Bearer fails to remain qualified as a REIT, it will be subject to U.S. federal income tax as a regular corporation and could face substantial tax liability.

Standard Bearer currently operates, and intends to continue to operate, in a manner that allows it to qualify to be taxed as a REIT for U.S. federal income tax purposes. If Standard Bearer fails to remain qualified to be taxed as a REIT in any year, it would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to its shareholders would not be deductible by it in computing its taxable income. Any resulting corporate liability could be substantial and would reduce the amount of cash available for distribution to its shareholders. Unless it was entitled to relief under certain Code provisions, it also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which it failed to qualify to be taxed as a REIT.

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

RISK MANAGEMENT AND STRATEGY

Risk Management
We assess and identify security risk to the organization by:
•conducting risk assessments to determine the likelihood and magnitude of an attack from unauthorized access, use, disclosure, disruption, modification or destruction of information systems and the related information processes, stored, or transmitted;
•performing penetration testing assessments annually and producing security assessment reports that document the results of the assessment for use and review by information technology (IT) senior leadership, including the Service Center's Chief Information Officer;
•ensuring security controls are assessed for effectiveness, are implemented correctly, operating as intended and producing the desired outcome;
•continuously scanning for vulnerabilities and remediating vulnerabilities within their service level agreements in accordance with the associated risk level; and
•reviewing third party and vendor risks to our organization through an internal interdisciplinary Technology Advisory Committee that includes members from our IT, Information Security Office (ISO), legal, compliance, clinical, finance and billing departments.

Monitoring
We have established a continuous monitoring strategy and program, which includes:
•a set of defined security metrics to be monitored;
•performance of security control assessments on an ongoing basis;
•addressing results of analysis and reporting security status to the executive team;
•monitoring information systems to detect attacks and indicators of potential attacks or compromises;
•identification of unauthorized use of the information system resources;
•deployment of monitoring systems and agents strategically within the information system environment; and
•require that third party service providers who store, process or transmit data with access to electronic Protected Health Information (ePHI) undergo an independent third-party audit to achieve system organization controls certification annually.

Data Protection

We have implemented an Information Security Management System Program to secure sensitive data protected by us. This program includes:

•establishing policies governing data security;
•monitoring data access throughout the organization’s independent subsidiaries;
•providing continuous security training and awareness;
•establishing controls over devices on the network which are actively tracked, monitored and evaluated for new, missing, or updated software needed to strengthen security on the device, patch known vulnerabilities, or stabilize software or operating system issues;
•protecting sensitive data through encryption techniques; and
•designing and implementing systems to include backup and recoverability principles, such as periodic data backups and safeguards in the case of a disaster.

Incident Management Plan
Our cybersecurity incident management plan comprises the following six-step process:
•The Service Center's Chief Information Officer and Director of Information Security lead its ISO team in the development, documentation, review and testing of security procedures and incident management procedures. Beyond initial creation, procedures are continually re-assessed, updated and tested on an ongoing basis.
•The ISO team works with the Executive Team on the identification, assessment, verification and classification of incidents to determine affected stakeholders and appropriate parties for contact.
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

We have not experienced a material cybersecurity breach in the past five years and, as a result, there have been no charges related to a breach in the past five years. Moreover, risks from cybersecurity threats have not materially affected our business strategy, results of operations, or financial condition. While we have implemented processes and procedures that we believe are tailored to address and mitigate the cybersecurity threats that our company faces, there can be no assurances that such an incident will not occur despite our efforts, as more fully described in Item 1A. Risk Factors.

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

The ISO has been established by the Service Center's Chief Information Officer, with dedicated cyber security staff focusing on security monitoring, vulnerability management, incident response, risk assessments, employee training, security engineering and management of cyber security policies, standards and regulatory compliance. Like many organizations, we align to a Cyber Security Framework and take a risk-based approach during control assessment and implementation. We align to the National Institute of Standards and Technology (NIST) Special Publication 800-53 Revision 4, a globally recognized cyber security framework of Policies, Standards and Controls is comprised of five categories of defense – Identify, Protect, Detect, Respond and Recover. We are committed to the protection of our data, systems, network and continually invest in enhancements to mitigate or reduce the impact from a cyber security threat. We conduct periodic tests to maintain readiness and resiliency while regularly reviewing policies in the interest of protecting data security. External companies or agencies may be called upon to provide consulting, guidance, assistance, or some other form of support in response to a cybersecurity incident. The regular training of employees, at least annually, on the ever-present threat of cybersecurity helps maintain data security.

Item 2.     PROPERTIES

Service Center — Our primary Service Center is located at our San Juan Capistrano, California campus, which we acquired for a purchase price of $31.0 million to accommodate our growing Service Center team. The property consists of approximately 108,058 square feet of usable office space. In addition, we lease a portion of the space within the campus to third-party tenants. We also have service centers located in Tempe, Arizona; San Antonio, Texas; Dallas, Texas and Salt Lake City, Utah.

Operating Facilities — We operate 327 independent subsidiaries in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Tennessee, Texas, Utah, Washington and Wisconsin, with the operational capacity to serve approximately 37,000 patients as of December 31, 2024. Of the 327 facilities, we operate 231 facilities under long-term lease arrangements and have options to purchase 12 of those 231 facilities. The results of our independent subsidiaries are reflected in our skilled services segment for our skilled nursing operations and in the "All Other" category for our senior living operations. For more information about our subsequent acquisitions, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table provides summary information regarding the location of our facilities, operational beds and units by property type as of December 31, 2024:

	Operated Facilities
	Leased without a Purchase Option		Leased with a Purchase Option		Owned		Total
	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units
Texas	56	6,975	6	834	22	2,915	84	10,724
California	59	5,636	—	—	11	1,232	70	6,868
Arizona	23	3,342	—	—	15	2,198	38	5,540
Colorado	27	2,916	1	125	9	971	37	4,012
Utah	12	1,311	2	159	8	764	22	2,234
Washington	12	1,085	—	—	4	391	16	1,476
Idaho	7	540	—	—	5	470	12	1,010
Kansas	2	147	3	325	6	607	11	1,079
South Carolina	4	582	—	—	5	544	9	1,126
Nebraska	5	364	—	—	3	331	8	695
Iowa	6	399	—	—	2	158	8	557
Tennessee	3	349	—	—	3	300	6	649
Nevada	3	483	—	—	—	—	3	483
Wisconsin	—	—	—	—	3	182	3	182
	219	24,129	12	1,443	96	11,063	327	36,635

The following table sets forth the location of our facilities and the number of operational beds and units located at our skilled nursing, senior living and campus facilities as of December 31, 2024:

	Facility Counts				Bed / Unit Counts
	Skilled Nursing Operations	Senior Living Communities	Campus Operations	Total	Skilled Nursing Beds	Senior Living Units	Total Beds / Units
Texas	78	1	5	84	10,120	604	10,724
California	67	—	3	70	6,671	197	6,868
Arizona	31	1	6	38	4,649	891	5,540
Colorado	31	5	1	37	3,379	633	4,012
Utah	19	2	1	22	2,071	163	2,234
Washington	15	1	—	16	1,378	98	1,476
Idaho	11	—	1	12	989	21	1,010
Kansas	3	—	8	11	828	251	1,079
South Carolina	9	—	—	9	1,126	—	1,126
Nebraska	4	1	3	8	496	199	695
Iowa	6	—	2	8	526	31	557
Tennessee	6	—	—	6	649	—	649
Nevada	3	—	—	3	483	—	483
Wisconsin	3	—	—	3	182	—	182
	286	11	30	327	33,547	3,088	36,635

Real Estate Properties — As of December 31, 2024, we owned 129 real estate properties in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Tennessee, Texas, Utah, Washington and Wisconsin, which include 96 of the 327 facilities that we operate and manage. Of our 129 real estate properties, 33 operations are leased to and operated by third-party operators. One senior living facility is located on the same real estate property as a skilled nursing facility that we own and operate. We further own the real estate property of our Service Center's California location and continue to lease a portion of the office space to third-party tenants. Our Standard Bearer segment reflects the results of operations for 124 of the 129 owned real estate properties.

The following table provides summary information regarding the location of our owned real estate properties as of December 31, 2024:

	Owned and Operated by Ensign(1)	Owned and Leased to Third-Party Operators(1)	Service Center	Total Properties(1)
Texas(1)	22	6	—	27
Wisconsin	3	22	—	25
Arizona	15	1	—	16
California	11	2	1	14
Colorado	9	—	—	9
Utah	8	—	—	8
Kansas	6	—	—	6
Idaho	5	—	—	5
South Carolina	5	—	—	5
Washington	4	1	—	5
Nebraska	3	—	—	3
Tennessee	3	—	—	3
Iowa	2	—	—	2
Nevada	—	1	—	1
	96	33	1	129
(1) One senior living operation in Texas, which is owned by an independent subsidiary of Ensign and leased to a third-party operator, is located on the same real estate property as a skilled nursing facility that we own and operate. In this situation, the senior living operation is included in the total under "Owned and Leased to Third Party Operators" and the skilled nursing operation is included in the total under "Owned and Operated by Ensign", however, the amount reflected under "Total Properties" only recognizes the operation as a single property.

Item 3.     LEGAL PROCEEDINGS
Indemnities — From time to time, we enter into contracts that contingently require us to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which we may be required to indemnify property owners or prior facility operators for post-transfer environmental or other liabilities and other claims arising from our use of the applicable premises, (ii) operations transfer agreements, in which we agree to indemnify past operators of facilities we acquire against certain liabilities arising from the transfer of the operation and/or the operation thereof after the transfer to our independent subsidiary, (iii) certain lending agreements, under which we may be required to indemnify the lender against various claims and liabilities, and (iv) certain agreements with our officers, directors and others, under which we may be required to indemnify such persons for liabilities based on the nature of their relationship to us. The terms of such obligations vary by contract and, in most instances, do not expressly state or include a specific or maximum dollar amount. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, because no claims have been asserted, no liabilities have been recorded for these obligations on our balance sheets for any of the periods presented.
Litigation and Regulatory Matters — Laws and regulations governing Medicare and Medicaid programs are complex and subject to review and interpretation. Compliance with such laws and regulations is evaluated regularly, the results of which can be subject to future governmental review and interpretation and can include significant regulatory action with the possibility of fines, penalties, and exclusion from certain governmental programs. Included in these laws and regulations is the Health Insurance Portability and Accountability Act of 1996 (monitored and enforced by the Office of Civil Rights), the terms of which require healthcare providers (among other things) to safeguard the privacy and security of certain patient protected health information.

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
The skilled nursing and post-acute care industry is heavily regulated. As such, we and our independent subsidiaries are continuously subject to state and federal regulatory scrutiny, supervision and intervention in the ordinary course of business. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition to being subject to regulatory oversight from state and federal agencies, the skilled nursing and post-acute care industry is also subject to regulatory requirements which, if noncompliance is identified, could result in civil, administrative or criminal fines, penalties or restitutionary relief, and/or reimbursement; authorities could also seek the suspension or exclusion of a provider or individual from participation in State and Federal healthcare programs. We believe that there has been, and will continue to be, an increase in governmental investigations of post-acute providers, particularly in alleged Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in civil legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on our financial position, results of operations, and cash flows. Additionally, such proceedings and/or investigation can be a distraction to the business of our independent subsidiaries.
We, on behalf of our independent subsidiaries, received a Civil Investigative Demand (CID) from the U.S. Department of Justice (DOJ) in January of 2024 indicating that the DOJ is investigating the Company to determine whether claims have been submitted to Medicare and Texas Medicaid for services which were unnecessary or otherwise not consistent with existing reimbursement requirements. The CID covers the period from January 1, 2016 to the present. As a general matter, our independent subsidiaries maintain policies and procedures to promote compliance with all applicable Medicare and Medicaid requirements, including, but not limited to those relating to the presentation of claims for reimbursement for services provided. We are fully cooperating with the DOJ in response to the CID. However, we cannot predict the outcome of the investigation or its potential impact to the consolidated financial statements.
In addition to the potential lawsuits and claims described above, we and our independent subsidiaries are also subject to potential lawsuits under the FCA and comparable state laws alleging submission of fraudulent claims for services to any Federal and State healthcare program (such as Medicare or Medicaid). A violation may provide the basis for exclusion from federally funded healthcare programs. Such exclusions could have a correlative negative impact on our financial performance. In addition, and pursuant to the qui tam or "whistleblower" provisions of the FCA, a private individual with knowledge of fraud or potential fraud may bring a claim on behalf of the Federal government, and receive a percentage of any recovery obtained. Due to these whistleblower incentives, qui tam lawsuits have become more frequent.
For example, on May 31, 2018, we, on behalf of our independent subsidiaries, received a CID from the DOJ stating that it was investigating to determine whether there had been a violation of the FCA and/or the Anti-Kickback Statute (AKS) with respect to the relationships between certain of our independent subsidiaries and persons who serve or have served as medical directors. We fully cooperated with the DOJ and promptly responded to its requests for information. In April 2020, we were advised that the DOJ declined to intervene in any subsequent action filed in connection with the subject matter of this investigation. Despite the decision of the DOJ to decline to participate in litigation based on the subject matter of its previously issued CID, the involved qui tam relator moved forward with the complaint in December 2020. From that time until December 2023, and notwithstanding our success in early pre-trial motions, we continued to incur legal defense costs and fees, including significant amounts related to the mandatory exchange of information between the parties in the fourth quarter of 2023. In 2024, we entered into mediation with the involved parties and agreed to settle the civil case for $48.0 million. Following the finalization of the settlement documents and payment of the settlement funds, the qui tam complaint was dismissed and the matter was resolved. The settlement does not include admissions on the part of the Company or our independent subsidiaries, and we maintain that we have consistently complied with and continue to comply with all applicable State and Federal statutes (including but not limited to the FCA and the AKS).

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
Under the Fraud Enforcement and Recovery Act of 2009 (FERA), health care providers face significant penalties for the knowing retention of government overpayments, even if no false claim was involved. Health care providers can now be liable for knowingly and improperly avoiding or decreasing an obligation to pay money or property to the government. This includes the retention of any government overpayment. The government can argue, therefore, that an FCA violation can occur without any affirmative fraudulent action or statement, if the action or statement is knowingly improper. In addition, FERA extended protections against retaliation for whistleblowers, including protections not only for employees, but also contractors and agents. Thus, an employment relationship is generally not required in order to qualify for protection against retaliation for whistleblowing.
Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories. We and our independent subsidiaries have been subjected to, and/or are currently involved in, class action litigation alleging violations (alone or in combination) of state and federal wage and hour law related to the alleged failure to pay wages, to timely provide and authorize meal and rest breaks, and other such similar causes of action. Additionally, in July of 2024, two of our independent subsidiaries received a subpoena to produce documents related to alleged environmental matters from the United States’ Attorney’s office for the Western District of Washington. Our independent subsidiaries are fully cooperating with the United States' Attorney’s office in response to the subpoena. We do not believe that the ultimate resolution of this matter will have a material adverse effect on our business, cash flows, financial condition or results of operations.
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
Medicare Revenue Recoupments — We and our independent subsidiaries are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments resulting from reviews conducted via RAC, various Program Safeguard Contractors and Medicaid Integrity Contractors (collectively referred to as Reviews). Reviews vary in claim selection size and processes, ranging from a single episode/claim to larger, multi-claim batches; and from single rounds of review to reviews of multiple rounds with pass/fail criteria. If an operation has a significant error or fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. We anticipate that these Reviews could increase in frequency in the future. As of December 31, 2024 and through the filing date of this report, 18 of our independent subsidiaries had multi-claim Reviews scheduled or in process.
In June 2023, CMS announced a new nationwide audit, the “SNF 5-Claim Probe & Educate Review,” in which the Medicare Administrative Contractors will review five claims from each SNF to evaluate for claims compliance. In implementing this SNF 5-Claim Probe & Educate Review, CMS acknowledged that the increase in observed improper payments from 2021 to 2022 may have arisen from a “misunderstanding” by SNFs about how to appropriately bill for claims of service after October 1, 2019. All facilities that are not undergoing TPE reviews, or have not recently passed a TPE review, will be subject to the nationwide audit. MACs will complete only one round of probe-and-educate for each SNF, rather than the three rounds that typically occur in the TPE Program. Additionally, CMS’s education for each SNF will be individualized and based on observed claim review errors, with rationales for denial explained to the SNF on a claim-by-claim basis. This program will apply only to claims submitted after October 1, 2019, and will exclude claims containing a COVID-19 diagnosis.

Item 4.     MINE SAFETY DISCLOSURES

    None.
PART II.
Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information

Our common stock is traded under the symbol “ENSG” on the NASDAQ Global Select Market. As of January 31, 2025, there were approximately 359 holders of record of our common stock.

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

The graph below shows the cumulative total stockholder return of investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2019 in (i) our common stock, (ii) the Skilled Nursing Facilities Peer Group 1 and (iii) the NASDAQ Market Index. Our stock price performance shown in the graph below is not indicative of future stock price performance.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN*
Among Ensign Group, the NASDAQ Composite Index and Our Peer Group
December 2024
*Assumes $100 invested on December 31, 2019 in stock in index, including reinvestment of dividends.
Fiscal year ended December 31.

	2019	2020	2021	2022	2023	2024
The Ensign Group, Inc.	$100.00	$161.37	$186.25	$210.40	$250.09	$296.63
NASDAQ Market Index	100.00	144.92	177.06	119.45	172.77	223.87
Peer Group(1)	100.00	98.69	103.32	87.81	114.10	157.80
(1) The current composition of our Peer Group is as follows: Amedysis, Inc., CareTrust REIT Inc., Encompass Healthcare Corp., LTC Properties, Inc., National Healthcare Corporation, National Health Investors, Inc., Omega Healthcare Investors, Inc., PACS Group, Inc., Select Medical Holdings Corp. and Welltower Inc.

Dividend Policy
We do not have a formal dividend policy, but we currently intend to continue to pay regular quarterly dividends to the holders of our common stock. We have been a dividend-paying company since 2002 and have increased our dividend every year for the last 22 years.
Issuer Repurchases of Equity Securities
Stock Repurchase Programs — On May 16, 2024, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from September 1, 2024. We did not purchase any shares pursuant to this stock repurchase program during the year ended December 31, 2024.
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
For discussion of 2022 items and year-over-year comparisons between 2023 and 2022 that are not included in this 2024 Form 10-K, refer to “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” found in our Form 10-K for the year ended December 31, 2023, that was filed with the Securities and Exchange Commission on February 1, 2024.
Overview
We are a provider of health care services across the post-acute care continuum. We engage in the operation, ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare related properties and ancillary businesses located in Alabama, Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Tennessee, Texas, Utah, Washington and Wisconsin. Our independent subsidiaries, each of which strive to be the operation of choice in the communities they serve, provide a broad spectrum of services. As of December 31, 2024, we offered skilled nursing, long term acute care, senior living and rehabilitative care services through 327 skilled nursing and senior living facilities. Our real estate portfolio includes 129 owned real estate properties, which includes 96 facilities operated and managed by us, 33 operations leased to and operated by third-party operators and the Service Center location. Of the 33 third-party operations, one senior living operation is located on the same real estate property as a skilled nursing operation that we own and operate.

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
Operational Update — Our combined Same Facilities and Transitioning Facilities occupancy increased by 2.9% compared to the same period in 2023. Since the first quarter of 2024, Same Facilities skilled nursing occupancy has surpassed pre-pandemic occupancy. Our focus on rebuilding census resulted in Same Facilities occupancy of 81.3% during the year ended December 31, 2024 compared to 79.2% in the same period in 2023. These results were possible due to the innovative approaches and strategic partnerships which supported our multiple year growth in occupancy improvements and continue to enable us to gain additional market share. These key initiatives together with our dedication to our cultural and operational fundamentals resulted in strong 2024 results.
Operational and New State Expansions — During the year ended December 31, 2024, we expanded our operations with the addition of 28 stand-alone skilled nursing operations and three campus operations, which added a total of 3,030 operational skilled nursing beds and 218 operational senior living units to be operated by our independent subsidiaries. Subsequent to December 31, 2024, we added seven stand-alone skilled nursing operations, which added 682 operational skilled nursing beds to be operated by our independent subsidiary. We also invested in new ancillary services that are complementary to our existing businesses.
Twelve of the operations mentioned above are located in Tennessee and Alabama, which are new states for us. The expansion into the two new states are part of our strategic vision to further strengthen our growing national presence in both existing and new attractive markets.
Standard Bearer Update — Standard Bearer Healthcare REIT, Inc. (Standard Bearer), our captive REIT, is a holding company with subsidiaries that own a majority of our real estate portfolio. We expect the REIT structure to allow us to better demonstrate the growing value of our owned real estate and provide us with an efficient vehicle for future acquisitions of properties that could be operated by our independent subsidiaries or other third parties. This structure gives us new pathways to growth with transactions we would not have considered in the past.
During the year ended December 31, 2024, Standard Bearer added $131.9 million of real estate associated with 11 stand-alone skilled nursing operations, three stand-alone senior living operations and three campus operations. Of these additions, the stand-alone skilled nursing and campus operations are operated by 14 of our independent subsidiaries and the three stand-alone senior living operations are leased to a third-party operator. Our existing relationships with third-party operators within our industry have allowed us to expand our growing REIT structure to operators outside of our organization.
As of December 31, 2024, the fair value of Standard Bearer's real estate portfolio is approximately $1.3 billion. The fair value was determined by a third-party independent valuation specialist and incorporated each property's rental income, capitalization rate, rental yield rate and discount rate.
Subsequent to December 31, 2024, Standard Bearer added $50.9 million of real estate associated with four stand-alone skilled nursing operations and one campus operation. Four of the acquisitions were related to exercising purchase options from CareTrust REIT, Inc. (CareTrust) lease arrangements, which the operations are currently operated and managed by our independent subsidiaries. The remaining real estate acquisition was leased back to our independent subsidiaries.

Insignia Pathway — In December 2024, we funded $35.0 million to the formation of Insignia Pathway, an independent public charity, with a mission to empower, support and expand the post acute care workforce through recruiting talent, providing resources, education, housing and advocacy to enhance professional growth, job satisfaction and community impact. Insignia Pathway is dedicated to addressing workforce challenges, fostering equity and inspiring the current and next generation to join the essential field of post acute care. Insignia Pathway is currently in the process of applying for recognition of exemption as an organization under Section 501(c)(3) of the Internal Revenue Code.
Common Stock Repurchase Program — On May 16, 2024, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from September 1, 2024. We did not repurchase any shares during the fiscal year 2024.
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

	Year Ended December 31,
Skilled Mix:	2024	2023
Days	29.9%	30.4%
Revenue	48.6%	50.2%

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

The following table summarizes our overall occupancy statistics for skilled nursing operations for the periods indicated:

	Year Ended December 31,
Occupancy for skilled services:	2024	2023
Operational beds at end of period	33,547	30,602
Available patient days	11,710,297	10,940,320
Actual patient days	9,431,825	8,590,995
Occupancy percentage (based on operational beds)	80.5%	78.5%
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
Standard Bearer — We generate rental revenue primarily by leasing post-acute care properties that we acquired to healthcare operators under triple-net lease arrangements, whereby the tenants are solely responsible for the costs related to the property, including property taxes, insurance and maintenance and repair costs, subject to certain exceptions. As of December 31, 2024, our real estate portfolio within Standard Bearer is comprised of 124 real estate properties. Of these properties, 92 are leased to our independent subsidiaries and 33 are leased to facilities wholly-owned and managed by third-party operators. Of those 33 operations, one senior living operation is located on the same real estate property as a skilled nursing operation that an independent subsidiary operates. During the year ended December 31, 2024, we generated rental revenues of $95.1 million, of which $78.1 million was derived from our independent subsidiaries and therefore eliminated in consolidation.

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

Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). The preparation of these financial statements and related disclosures requires us to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We believe that the application of the following accounting policies, which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. For a summary of our significant accounting policies, including the accounting policies discussed below, see Note 2, Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements.
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
Self-insurance for general and professional liability — The self-insured retention and deductible limits for general and professional liability for all states, except Kansas, are self-insured through our wholly owned captive insurance subsidiary (the Captive Insurance), the related assets and liabilities of which are included in the accompanying consolidated balance sheets. Our general and professional liability as of the years ended December 31, 2024 and 2023 was $160.1 million and $117.7 million, respectively.

Our policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. We develop information about the size of the ultimate claims based on historical experience, current industry information and actuarial analysis and evaluate the estimates for claim loss exposure on a quarterly basis. We use actuarial valuations to estimate the liability based on historical experience and industry information.
RESULTS OF OPERATIONS
We believe we exist to dignify and transform post-acute care. We set out a strategy to achieve our goal of ensuring our patients are receiving the best possible care through our ability to acquire, integrate and improve our operations. Our results serve as a strong indicator that our strategy is working and our transformation is underway. Over the last five years, our total revenue increased by $2.2 billion, or 109.2%, representing a 15.9% compound annual growth rate (CAGR) while our diluted GAAP earning per share (EPS) from continuing operations grew by $3.48 from 2019 to 2024, representing a 25.6% CAGR.
Our total revenue for the year ended December 31, 2024 increased $531.1 million, or 14.2%, compared to the year ended December 31, 2023. Throughout 2024, we continued to make progress on targeted initiatives related to increasing occupancy and the level of acuity and complexity of the patients we serve in our facilities, attracting and developing our people and acquiring underperforming skilled nursing operations and integrating them with our proven cultural and operational principles. During the year ended December 31, 2024, we added 31 new operations. We consistently experience healthy growth in both revenue and overall results as we continue to work diligently with existing and recently acquired operations so that each can reach its full clinical and financial potential.
Our combined Same Facilities and Transitioning Facilities occupancy increased by 2.9% compared to the same period in 2023. Since the first quarter of 2024, Same Facilities skilled nursing occupancy has surpassed pre-pandemic occupancy. Our focus on rebuilding census resulted in Same Facilities occupancy of 81.3% during the year ended December 31, 2024 compared to 79.2% in the same period in 2023, demonstrating our ability to gain additional market share even at our more mature operations. Further, our Transitioning Facilities occupancy increased by 4.1% to 76.0% compared to the same period in 2023, highlighting our organic growth ability that results from transforming underperforming operations that we have acquired.
Throughout most of our history, our business is affected by seasonal fluctuations in occupancy and acuity, which are most prominent when comparing the summer and winter months of the calendar year. For skilled nursing occupancy and skilled mix, our historic seasonal trend tends to show stronger occupancy and acuity during the first and fourth quarters and softening in the second and third quarters. Additionally, we historically have acquired operations with lower occupancy and skilled mix. As these operations become "operations of choice" in each of their respective healthcare markets, we typically see both occupancy and skilled mix increase.
Our strength remains in our operating model, which empowers each operator to form their own market-specific strategy and adjust to the needs of their local medical communities, including methods for attracting new healthcare professionals into our workforce and retaining and developing existing staff. Despite continued labor pressures, there are positive trends on both turnover and agency usage across our operations. During 2024, we added over 4,000 full-time equivalent team members, or 11%, to our independent subsidiaries and the Service Center.

The following table sets forth details of operating results for our revenue, expenses and earnings, and their respective components, as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2024	2023

REVENUE:
Service revenue	99.5%	99.4%
Rental revenue	0.5	0.6
TOTAL REVENUE	100.0%	100.0%
Expenses:
Cost of services	79.3	78.9
Rent—cost of services	5.1	5.3
General and administrative expense	5.3	7.1
Depreciation and amortization	1.9	1.9
TOTAL EXPENSES	91.6%	93.2%
Income from operations	8.4	6.8
Other income (expense):
Interest expense	(0.2)	(0.2)
Interest income	0.7	0.5
Other income (expense)	0.2	0.2
OTHER INCOME (EXPENSE), NET	0.7%	0.5%
Income before provision for income taxes	9.1	7.3
Provision for income taxes	2.1	1.7
NET INCOME	7.0%	5.6%
Less: net income attributable to noncontrolling interests	—	—
Net income attributable to The Ensign Group, Inc.	7.0%	5.6%

	Year Ended December 31,
	2024	2023

SEGMENT INCOME(1)	(In thousands)
Skilled services	$518,463	$464,925
Standard Bearer(2)	29,335	29,065
NON-GAAP FINANCIAL MEASURES:
PERFORMANCE METRICS
Adjusted EBT	$427,976	$365,310
EBITDA(3)	449,284	333,569

Adjusted EBITDA	490,392	425,762
FFO for Standard Bearer	58,632	54,270

VALUATION METRICS
Adjusted EBITDAR	$706,408
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

Adjusted EBT is income before provision for income taxes adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•stock-based compensation expense;
•litigation;
•loss (gain) on long-lived assets and gain on business interruption recoveries;
•acquisition related costs;
•costs incurred related to system implementations;
•write off of deferred financing fees; and
•amortization of patient base intangible assets.
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

Adjusted EBITDA is EBITDA adjusted for the same non-core business items as listed in Adjusted EBT, except for write off of deferred financing fees and amortization of patient base intangible assets.

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

The table below reconciles income before provision for income taxes to Adjusted EBT for the periods presented:

	Year Ended December 31,
	2024	2023

Consolidated statements of income data:	(In thousands)
Income before provision for income taxes	$386,094	$272,762
Stock-based compensation expense	36,226	30,767
Litigation(1)	(1,425)	60,781
Loss (gain) on long-lived assets and gain on business interruption recoveries	2,335	(1,132)
Acquisition related costs(2)	1,019	814
Costs incurred related to system implementations	2,953	963
Depreciation and amortization - patient base(3)	574	355
Interest expense - write off deferred financing fees(4)	200	—
ADJUSTED EBT	$427,976	$365,310
(1) Represents specific proceedings and adjustments arising outside of the ordinary course of business.
(2) Represents costs incurred to acquire operations that are not capitalizable.
(3) Represents amortization expenses related to patient base intangible assets at newly acquired skilled nursing and senior living facilities.
(4) Represents the write off of deferred financing fees associated with mortgage loans.

The table below reconciles net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods presented:

	Year Ended December 31,
	2024	2023

Consolidated statements of income data:	(In thousands)
Net income	$298,458	$209,850
Less: Net income attributable to noncontrolling interests	485	451
Interest income	28,749	19,216
Add: Provision for income taxes	87,636	62,912
Depreciation and amortization	84,138	72,387
Interest expense	8,286	8,087
EBITDA	$449,284	$333,569
Adjustments to EBITDA:
Stock-based compensation expense	36,226	30,767
Litigation(1)	(1,425)	60,781
Loss (gain) on long-lived assets and gain on business interruption recoveries	2,335	(1,132)
Acquisition related costs(2)	1,019	814
Costs incurred related to system implementations	2,953	963
ADJUSTED EBITDA	$490,392	$425,762
Rent—cost of services	216,016	197,358
ADJUSTED EBITDAR	$706,408

(1) Litigation relates to specific proceedings and adjustments arising outside of the ordinary course of business.
(2) Costs incurred to acquire operations that are not capitalizable.

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
The following tables set forth details of operating results for our revenue and earnings, and their respective components, by our reportable segment for the periods indicated.

	Year Ended December 31, 2024
	Skilled Services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$4,076,825	$95,086	$192,881	$(104,307)	$4,260,485
Total expenses, including other income, net	3,558,362	65,751	352,250	(104,307)	3,872,056
Segment income (loss)	518,463	29,335	(159,369)	—	388,429
Loss on long-lived assets					(2,335)
Income before provision for income taxes					$386,094

	Year Ended December 31, 2023
	Skilled Services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$3,578,855	$82,486	$155,804	$(87,790)	$3,729,355
Total expenses, including other income, net	3,113,930	53,421	377,055	(87,790)	3,456,616
Segment income (loss)	464,925	29,065	(221,251)	—	272,739
Gain on sale of assets and insurance recoveries from real estate, net					23
Income before provision for income taxes					$272,762

Our total revenue increased by $531.1 million, or 14.2%, compared to the year ended December 31, 2023. The increase in revenue was primarily driven by an increase in occupancy of 2.7% and 4.1% from our skilled services in Same Facilities and Transitioning Facilities, respectively, coupled with increasing daily revenue rates and the impact of acquisitions. Additionally, our skilled services in Recently Acquired Facilities increased total revenue by $271.7 million, when compared to the same period in 2023.
Skilled Services Segment

Revenue

The following tables present the skilled services revenue and key performance metrics by category during the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Change	% Change

TOTAL FACILITY RESULTS:	(Dollars in thousands)
Skilled services revenue	$4,076,825	3,578,855	$497,970	13.9%
Number of facilities at period end	286	259	27	10.4%
Number of campuses at period end(1)	30	27	3	11.1%
Actual patient days	9,431,825	8,590,995	840,830	9.8%
Occupancy percentage — Operational beds	80.5%	78.5%	2.0%	2.5%
Skilled mix by nursing days	29.9%	30.4%	(0.5)%	(1.6)%
Skilled mix by nursing revenue	48.6%	50.2%	(1.6)%	(3.2)%

	Year Ended December 31,
	2024	2023	Change	% Change

SAME FACILITY RESULTS:(2)	(Dollars in thousands)
Skilled services revenue	$3,018,601	$2,823,314	$195,287	6.9%
Number of facilities at period end	193	193	—	—%
Number of campuses at period end(1)	25	25	—	—%
Actual patient days	6,902,006	6,704,689	197,317	2.9%
Occupancy percentage — Operational beds	81.3%	79.2%	2.1%	2.7%
Skilled mix by nursing days	31.7%	31.8%	(0.1)%	(0.3)%
Skilled mix by nursing revenue	50.2%	51.2%	(1.0)%	(2.0)%

	Year Ended December 31,
	2024	2023	Change	% Change

TRANSITIONING FACILITY RESULTS:(3)	(Dollars in thousands)
Skilled services revenue	$507,143	$472,808	$34,335	7.3%
Number of facilities at period end	40	40	—	—%
Number of campuses at period end(1)	1	1	—	—%
Actual patient days	1,336,074	1,302,680	33,394	2.6%
Occupancy percentage — Operational beds	76.0%	73.0%	3.0%	4.1%
Skilled mix by nursing days	21.8%	20.7%	1.1%	5.3%
Skilled mix by nursing revenue	38.4%	38.4%	—%	—%

	Year Ended December 31,
	2024	2023	Change	% Change

RECENTLY ACQUIRED FACILITY RESULTS:(4)	(Dollars in thousands)
Skilled services revenue	$550,507	$278,791	$271,716	NM
Number of facilities at period end	53	25	28	NM
Number of campuses at period end(1)	4	1	3	NM
Actual patient days	1,191,663	566,398	625,265	NM
Occupancy percentage — Operational beds	81.6%	84.4%	NM	NM
Skilled mix by nursing days	28.9%	37.4%	NM	NM
Skilled mix by nursing revenue	48.9%	59.7%	NM	NM

	Year Ended December 31,
	2024	2023	Change	% Change

FACILITY CLOSED RESULTS:(5)	(Dollars in thousands)
Skilled services revenue	$574	$3,942	$(3,368)	NM
Actual patient days	2,082	17,228	(15,146)	NM
Occupancy percentage — Operational beds	52.6%	90.8%	NM	NM
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
(5)Facility Closed results represent a closed operation during the year ended December 31, 2024 due to the transitioning of an intermediate care facility program to a group home setting, which is included in the All Other category. The skilled services revenue was excluded from Same Facility results for the years ended December 31, 2024 and 2023 for comparison purposes.

Skilled services revenue increased $498.0 million, or 13.9%, compared to the year ended December 31, 2023. The increases in skilled services revenue were across all payer types including increases in Medicaid revenue of $238.0 million, or 14.2%, Medicare revenue of $69.4 million, or 7.0%, managed care revenue of $123.6 million, or 18.6% and private revenue of $67.0 million, or 26.6%.

The increase in skilled services revenue was primarily driven by strong occupancy performance across our skilled services operations. Our consolidated occupancy increased by 2.5% to 80.5% during the year ended December 31, 2024 compared to the same period in 2023, as a result of an increase in long-term care Medicaid patients and an increase in managed care skilled days.
Revenue in our Same Facilities increased $195.3 million, or 6.9%, compared to the same period in 2023, due to increased occupancy from long-term care patients, strong skilled days and revenue per patient day. Our diligent efforts to strengthen our partnerships with various managed care organizations, hospitals and local communities, increased our managed care revenue by 12.1%, mainly due to increases in managed care days of 6.5% and revenue per patient day of 3.6%. We continued to see a shift in our patient population from Medicare to managed care as Medicare Advantage enrollment continues to account for a larger portion of the overall Medicare eligible population. In addition, Medicaid revenue increased by $89.8 million or 6.8%, mainly from the increases in Medicaid days and revenue per patient day. Our skilled mix days and revenue percentage decline was due to our non-skilled days and revenue growing at a faster pace than our skilled days and revenue. Both skilled and non-skilled days and revenue increased from the prior year.
Revenue generated by our Transitioning Facilities increased $34.3 million, or 7.3%, primarily due to improved occupancy growth, increases in skilled mix days and revenue per patient day. The increases in revenue were derived from managed care revenue of 25.5%, Medicare revenue of 2.1%, Medicaid revenue of 3.9% and private revenue of 16.5%. These increases demonstrate our ability to focus on increasing occupancy across payer types. Included in the year ended December 31, 2023 is the revenue related to a facility that was not operating at full capacity starting in the first quarter of 2024 due to flooding.
Skilled services revenue generated by Recently Acquired Facilities increased by approximately $271.7 million compared to the year ended December 31, 2023. The increases were primarily due to 31 operational expansions between January 1, 2024 and December 31, 2024 across ten states.

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
The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate (1):

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2024	2023	2024	2023	2024	2023	2024	2023

SKILLED NURSING AVERAGE DAILY REVENUE RATES
Medicare	$757.99	$721.04	$705.71	$677.71	$846.60	$865.81	$767.72	$733.47
Managed care	555.11	535.95	526.01	528.10	590.50	613.57	555.37	539.25
Other skilled	628.01	595.57	537.30	494.43	627.85	424.56	620.42	575.34
Total skilled revenue	638.61	615.59	605.32	593.46	738.31	743.60	647.28	623.70
Medicaid	296.64	275.47	274.24	251.18	309.90	292.73	294.78	272.14
Private and other payors	278.20	262.93	246.18	237.11	334.92	347.70	280.24	262.93
Total skilled nursing revenue	$403.02	$382.15	$342.94	$320.41	$436.43	$466.18	$398.66	$378.02
(1) The rates are based on contractually agreed-upon amounts or rates, excluding the estimates of variable consideration under the revenue recognition standard, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606 and state relief funding during the year ended December 31, 2023.

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 5.1% and 4.1%, respectively, compared to the year ended December 31, 2023. The increase is attributable to the 4.0% and 4.2% net market basket increase that became effective in October 2023 and October 2024, respectively, and a shift toward higher acuity patients.

Our average Medicaid rates increased 8.3% due to state reimbursement increases, our participation in supplemental Medicaid payment programs and quality improvement programs in various states and changes in Medicaid mix. For example, we continue to have an increase in Medicaid days in states with higher rates, such as California. In addition, during the COVID periods from 2020 through 2023, we received state relief funding through Medicaid programs from various states such as California. These funds have been excluded from our average daily rates from 2020-2023. Starting in 2024, several of the states we operate in have incorporated the state relief funding as part of the state per diem rates or enhanced their supplemental programs. As results, these revenue are included in the 2024 average daily revenue rate. As such, the increase in Medicaid rates from 2023 to 2024 is not a lateral comparison.
Payor Sources as a Percentage of Skilled Nursing Services — We use our skilled mix as a measure of the quality of reimbursements we receive at our independent skilled nursing facilities over various periods.
The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2024	2023	2024	2023	2024	2023	2024	2023

PERCENTAGE OF SKILLED NURSING REVENUE
Medicare	20.5%	22.4%	19.4%	20.8%	31.4%	42.2%	21.9%	23.8%
Managed care	20.4	20.1	14.3	12.3	12.7	13.3	18.6	18.5
Other skilled	9.3	8.7	4.7	5.3	4.8	4.2	8.1	7.9
Skilled mix	50.2%	51.2%	38.4%	38.4%	48.9%	59.7%	48.6%	50.2%
Private and other payors	7.2	7.6	8.6	8.9	8.2	6.4	7.5	7.6
Medicaid	42.6	41.2	53.0	52.7	42.9	33.9	43.9	42.2
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2024	2023	2024	2023	2024	2023	2024	2023

PERCENTAGE OF SKILLED NURSING DAYS
Medicare	10.9%	11.9%	9.4%	9.8%	16.2%	22.7%	11.4%	12.3%
Managed care	14.8	14.3	9.3	7.5	9.4	10.1	13.4	13.0
Other skilled	6.0	5.6	3.1	3.4	3.3	4.6	5.1	5.1
Skilled mix	31.7%	31.8%	21.8%	20.7%	28.9%	37.4%	29.9%	30.4%
Private and other payors	10.4	11.0	12.0	12.1	10.7	8.6	10.7	11.0
Medicaid	57.9	57.2	66.2	67.2	60.4	54.0	59.4	58.6
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services

The following table sets forth total cost of services for our skilled services segment for the periods indicated (dollars in thousands):

	Year Ended December 31,		Change
	2024	2023	$	%

Cost of service	$3,242,737	$2,832,012	$410,725	14.5%
Revenue percentage	79.5%	79.1%		0.4%

Cost of services related to our skilled services segment increased by $410.7 million, or 14.5%, from the same period in 2023. Cost of services as a percentage of revenue increased to 79.5% from 79.1%, due to increased labor costs as a result of new acquisitions in the turnaround stage, increased insurance expenses and increased expense related to the deferred compensation investment program. Our cost of services as a percentage of revenue varies depending on the volume of acquisitions during the period, which typically have higher costs during the transition period.
Standard Bearer

	Year Ended December 31,		Change
	2024	2023	$	%

	(Dollars in thousands)
Rental revenue generated from third-party tenants	$16,976	$15,774	$1,202	7.6%
Rental revenue generated from Ensign's independent subsidiaries	78,110	66,712	11,398	17.1
TOTAL RENTAL REVENUE	$95,086	$82,486	$12,600	15.3%
Segment income	29,335	29,065	270	0.9
Depreciation and amortization	29,297	25,205	4,092	16.2
FFO	$58,632	$54,270	$4,362	8.0%

Rental revenue — Our rental revenue, including revenue generated from our independent subsidiaries, increased by $12.6 million, or 15.3%, to $95.1 million, compared to the year ended December 31, 2023. The increase in revenue is primarily attributable to 17 real estate purchases as well as annual rent increases since the year ended December 31, 2023.
FFO — Our FFO increased by $4.4 million, or 8.0%, to $58.6 million, compared to the year ended December 31, 2023. The increase in rental revenue of $12.6 million is offset by increases in interest expense of $7.4 million associated with the intercompany debt arrangements as Standard Bearer continues to grow its real estate portfolio.

All Other Revenue
Our other revenue increased by $37.1 million, or 23.8%, to $192.9 million, compared to the year ended December 31, 2023. Other revenue for the year ended December 31, 2024 includes senior living revenue of $90.0 million, revenue from other ancillary services of $91.1 million and rental income of $11.8 million. The increase in other revenue is primarily attributable to our senior living and other ancillary services.
Consolidated Financial Expenses
Rent-cost of services — Our rent-cost of services as a percentage of revenue decreased by 0.2% to 5.1%, as our operational expansions included a higher mix of real estate purchases.
General and administrative expense — General and administrative expense decreased by $37.9 million or 14.4%, to $225.1 million. General and administrative expense as a percentage of revenue decreased by 1.8% to 5.3%. This reduction is attributable to a settlement that was outside the ordinary course of business and finalized in 2023. Excluding the impact of the proceeding in 2023, general and administrative expense as a percentage of revenue would be at 5.4%.
Depreciation and amortization — Depreciation and amortization expense increased by $11.8 million, or 16.2%, to $84.1 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations and capital expenditures. Depreciation and amortization expense as a percentage of revenue remained consistent at 1.9%.
Other income (expense), net — Other income (expense), net as a percentage of revenue increased by 0.2%. Other income primarily includes interest income from our investments, interest expense related to our debt and deferred compensation gains and losses. Other income (expense), net increased by $10.4 million due to increases in interest income from our investments and gains in our deferred compensation plan which incurs gains or losses depending on market performance. During the years ended December 31, 2024 and 2023, the deferred compensation plan had gains of $5.2 million and $4.6 million, respectively. We also recorded an offsetting expense allocated between cost of services and general and administrative expenses.
Provision for income taxes — Our effective tax rate was 22.7% for the year ended December 31, 2024, compared to 23.1% for the same period in 2023. The effective tax rate for both periods was driven by the impact of excess tax benefits from stock-based compensation, partially offset by non-deductible expenses, including non-deductible compensation. See Note 13, Income Taxes, in the Financial Statements for further discussion.

Liquidity and Capital Resources
Our primary sources of liquidity have historically been derived from our cash flows from operations and long-term debt secured by our real property and our Credit Facility (defined below). Our liquidity as of December 31, 2024 is impacted by cash generated from strong operational performance offset by investments made for our operational expansions and ancillary businesses as well as capital expenditures to improve the quality of care at our existing operations.
Historically, we have primarily financed the majority of our acquisitions through mortgages on our properties, our Credit Facility and cash generated from operations. Cash paid to fund acquisitions was $156.5 million for the year ended December 31, 2024 compared to cash paid of $69.0 million for the year ended December 31, 2023. Total capital expenditures for property and equipment were $158.2 million and $106.2 million for the years ended December 31, 2024 and 2023, respectively. We currently have approximately $150.0 million budgeted for renovation projects in 2025. We believe our current cash balances, our cash flow from operations and the amounts available for borrowing under our Credit Facility will be sufficient to cover our operating needs for at least the next 12 months.

We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.
Our cash and cash equivalents as of December 31, 2024 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of December 31, 2024, we held investments of approximately $203.5 million. We believe our investments that were in an unrealized loss position as of December 31, 2024 do not require an allowance for expected credit losses, nor has any event occurred subsequent to that date that would indicate so.

As mentioned above, our primary source of cash is from our ongoing operations. Our positive cash flows have supported our business and have allowed us to pay regular dividends to our stockholders. We currently anticipate that existing cash and total investments as of December 31, 2024, along with projected operating cash flows and available financing, will support our normal business operations for the foreseeable future.
On May 16, 2024, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from September 1, 2024. On August 29, 2023, the Board of Directors previously approved a stock repurchase program pursuant to which we could repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from September 1, 2023, which the program terminated by its terms on August 31, 2024 and is no longer in effect. We did not purchase any shares pursuant to the stock repurchase programs during the year ended December 31, 2024.
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
The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Year Ended December 31,
	2024	2023

NET CASH PROVIDED BY/(USED IN):	(In thousands)
Operating activities	$347,186	$376,666
Investing activities	(390,052)	(182,698)
Financing activities	(2,162)	(612)
Net (decrease) increase in cash and cash equivalents	$(45,028)	$193,356
Cash and cash equivalents beginning of period	509,626	316,270
Cash and cash equivalents at end of period	$464,598	$509,626
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities.
The $29.5 million decrease in cash provided by operating activities for the year ended December 31, 2024 compared to the same period in 2023 was due to payment of the $48.0 million related to the litigation matter discussed in Item 3., Legal Proceedings and we funded $35.0 million to Insignia Pathway, which is discussed in Recent Activities. This cash outflow was partially offset by an increase in operational performance.
Investing Activities
Investing cash flows consist primarily of capital expenditures, investment activities, insurance proceeds and cash used for acquisitions.
The $207.4 million increase in cash used in investing activities for the year ended December 31, 2024 compared to the same period in 2023 was primarily used for operational expansions and capital expenditures as well as increased investment activity as part of our capital strategy.
Financing Activities
Financing cash flows consist primarily of cash provided by the issuance of common stock upon exercise of stock options, payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, payment for share repurchases and the noncontrolling interest activity.

The $1.6 million increase in cash provided by financing activities for the year ended December 31, 2024 compared to the same period in 2023, was primarily due to stock option exercises offset by the purchase of non-controlling interest in one of our ancillary businesses.
A discussion of our cash flows for the year ended December 31, 2022 is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on February 1, 2024.
Material cash requirements from known contractual and other obligations
Total long-term debt obligations, net of debt discount, outstanding as of the end of each fiscal year were as follows:

	December 31,
	2024	2023	2022	2021	2020

	(In thousands)
Mortgage loans and promissory note	148,438	152,388	156,271	159,967	117,806
TOTAL	$148,438	$152,388	$156,271	$159,967	$117,806

Significant contractual obligations as of December 31, 2024 were as follows, including the future periods in which payments are expected:

	2025	2026	2027	2028	2029	Thereafter	Total

	(In thousands)
Operating lease obligations	$204,909	$204,696	$204,002	$202,994	$199,144	$1,776,571	$2,792,316
Long-term debt obligations	4,086	4,227	3,897	3,779	3,896	128,553	148,438
Interest payments on long-term debt	4,487	4,346	4,207	4,091	3,974	50,463	71,568
TOTAL	$213,482	$213,269	$212,106	$210,864	$207,014	$1,955,587	$3,012,322

Not included in the table above are our actuarially determined self-insured general and professional malpractice liability, workers' compensation and medical (including prescription drugs) and dental healthcare obligations which are broken out between current and long-term liabilities in our financial statements included in this Annual Report on Form 10-K.
As part of the proceeding discussed in Item 3., Legal Proceedings, the parties agreed to settle the litigation for $48.0 million. The settlement funds were fully paid during the year ended December 31, 2024.
Credit Facility with a Lending Consortium Arranged by Truist
We maintain a revolving credit facility with Truist Securities (Truist) (the Credit Facility) with availability of up to $600.0 million in aggregate principal. The maturity date of the Credit Facility is April 8, 2027. Borrowings are supported by a lending consortium arranged by Truist. The interest rates applicable to loans under the Credit Facility are, at our option, equal to either a base rate plus a margin ranging from 0.25% to 1.25% per annum or SOFR plus a margin ranging from 1.25% to 2.25% per annum, based on the Consolidated Total Net Debt to Consolidated EBITDA ratio (as defined in the Credit Facility). In addition, there is a commitment fee on the unused portion of the commitments that ranges from 0.20% to 0.40% per annum, depending on the Consolidated Total Net Debt to Consolidated EBITDA ratio.
Mortgage Loans and Promissory Note
As of December 31, 2024, 23 of our subsidiaries had mortgage loans insured with HUD for an aggregate amount of $146.9 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates at a range of 3.1% to 4.2%, including fixed interest rates at a range of 2.4% to 3.3% per annum. In addition to the interest rate, we incur other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10.0%, and is reduced by 3.0% in the fourth year of the loan, and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years.

In addition to the HUD mortgage loans, one of our subsidiaries has a promissory note that bears a fixed interest rate of 5.3% per annum and has a term of 12 years. The note, which was used for an acquisition, is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.
Operating Leases
As of December 31, 2024, 231 of our facilities are under long-term lease arrangements, of which 99 of the operations are under nine triple-net Master Leases and one stand-alone lease with CareTrust. The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each master lease, our individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%. At our option, we can extend the Master Leases for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease. Additionally, four of the 100 facilities leased from CareTrust include an option to purchase that we can exercise starting on December 1, 2024. Subsequent to December 31, 2024, we, through Standard Bearer, exercised the option to purchase the real estate of the four facilities from CareTrust for $44.6 million.
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

We have a Credit Facility with Truist of up to $600.0 million in aggregate principal. We have no outstanding borrowings under our Credit Facility as of December 31, 2024 and through the filing date of this report. In addition, we have outstanding indebtedness under mortgage loans insured with HUD and a promissory note payable to a third party of $148.4 million, all of which are at fixed interest rates.

Our cash and cash equivalents as of December 31, 2024 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of December 31, 2024, we held investments of approximately $203.5 million. We believe our investments that were in an unrealized loss position as of December 31, 2024 do not require an allowance for expected credit losses, nor has any event occurred subsequent to that date that would indicate so. Our market risk exposure is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal, while at the same time maximizing the income we receive from our investments without significantly increasing risk. Due to the low risk profile of our investment portfolio, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The above only incorporates those exposures that exist as of December 31, 2024 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE ENSIGN GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
The Ensign Group, Inc.
San Juan Capistrano, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Ensign Group Inc. and subsidiaries (the "Company") as of December 31, 2024, and 2023, the related consolidated statements of income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 5, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Self-Insurance Liabilities (General and Professional Liability Claims) - Refer to Notes 2 and 18 to the financial statements

Critical Audit Matter Description

The Company's self-insurance liabilities for general and professional liability claims totaled $160.1 million at December 31, 2024. The Company develops information about the size of the ultimate claims based on historical experience, current industry information, and actuarial analysis.

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
February 5, 2025

We have served as the Company's auditor since 1999.

THE ENSIGN GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$464,598	$509,626
Accounts receivable—less allowance for doubtful accounts of $8,435 and $9,348 at December 31, 2024 and 2023, respectively	569,897	485,039
Investments—current	62,255	17,229
Prepaid expenses and other current assets	60,882	35,036
Total current assets	$1,157,632	$1,046,930
Property and equipment, net	1,291,354	1,090,771
Right-of-use assets	1,861,071	1,756,430
Insurance subsidiary deposits and investments	141,246	92,687
Deferred tax assets	66,281	67,124
Restricted and other assets	46,499	40,205
Intangible assets, net	7,292	6,525
Goodwill	97,981	76,869
TOTAL ASSETS	$4,669,356	$4,177,541
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$98,947	$92,811
Accrued wages and related liabilities	347,532	332,568
Lease liabilities—current	93,475	82,526
Accrued self-insurance liabilities—current	67,331	54,664
Other accrued liabilities	132,057	168,228
Current maturities of long-term debt	4,086	3,950
Total current liabilities	$743,428	$734,747
Long-term debt—less current maturities	141,585	145,497
Long-term lease liabilities—less current portion	1,735,325	1,639,326
Accrued self-insurance liabilities—less current portion	144,421	111,246
Other long-term liabilities	64,169	49,408
TOTAL LIABILITIES	$2,828,928	$2,680,224

Commitments and contingencies (Notes 14 and 19)

EQUITY
Ensign Group, Inc. stockholders' equity:
Common stock: $0.001 par value; 150,000 shares authorized; 60,838 and 57,438 shares issued and shares outstanding at December 31, 2024, respectively, and 59,987 and 56,597 shares issued and shares outstanding at December 31, 2023, respectively	61	60
Additional paid-in capital	528,052	465,707
Retained earnings	1,426,762	1,142,653
Common stock in treasury, at cost, 3,400 and 3,390 shares at December 31, 2024 and 2023, respectively	(117,764)	(116,555)
Total Ensign Group, Inc. stockholders' equity	$1,837,111	$1,491,865
Non-controlling interest	3,317	5,452
Total equity	$1,840,428	$1,497,317
TOTAL LIABILITIES AND EQUITY	$4,669,356	$4,177,541
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2024	2023	2022

	(In thousands, except per share data)
REVENUE
Service revenue	$4,237,525	$3,708,071	$3,008,711
Rental revenue	22,960	21,284	16,757
TOTAL REVENUE	$4,260,485	$3,729,355	$3,025,468
Expense:
Cost of services	3,376,884	2,941,238	2,354,434
Rent—cost of services	216,016	197,358	153,049
General and administrative expense	225,143	263,005	158,805
Depreciation and amortization	84,138	72,387	62,355
TOTAL EXPENSES	$3,902,181	$3,473,988	$2,728,643
Income from operations	358,304	255,367	296,825
Other income (expense):
Interest expense	(8,286)	(8,087)	(8,931)
Interest income	28,749	19,216	5,035
Other income (expense)	7,327	6,266	(3,840)
OTHER INCOME (EXPENSE), NET	$27,790	$17,395	$(7,736)
Income before provision for income taxes	386,094	272,762	289,089
Provision for income taxes	87,636	62,912	64,437
NET INCOME	$298,458	$209,850	$224,652
Less:
Net income (loss) attributable to noncontrolling interests	485	451	(29)
NET INCOME ATTRIBUTABLE TO THE ENSIGN GROUP, INC.	$297,973	$209,399	$224,681

NET INCOME PER SHARE ATTRIBUTABLE TO THE ENSIGN GROUP INC.
Basic	$5.26	$3.76	$4.09
Diluted	$5.12	$3.65	$3.95
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	56,655	55,708	54,887
Diluted	58,240	57,323	56,871
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total

BALANCE - JANUARY 1, 2022	55,190	$58	$369,760	$733,992	2,944	$(83,042)	$946	$1,021,714
Issuance of common stock to employees and directors resulting from the exercise of stock options	688	1	12,676	—	—	—	—	12,677
Issuance of restricted stock, net of forfeitures	207	—	5,241	—	—	—	—	5,241
Shares of common stock used to satisfy tax withholding obligations	(20)	—	—	—	20	(1,702)	—	(1,702)
Dividends declared ($0.2225 per share)	—	—	—	(12,334)	—	—	—	(12,334)
Employee stock award compensation	—	—	22,720	—	—	—	—	22,720
Repurchase of common stock (Note 20)	(404)	—	—	—	404	(29,882)	—	(29,882)
Acquisition of noncontrolling interest shares	—	—	(1,539)	—	—	—	835	(704)
Issuance of noncontrolling interests through subsidiary equity plan	—	—	6,693	—	—	—	—	6,693
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(29)	(29)
Noncontrolling interest attributable to subsidiary equity plan	—	—	9	—	—	—	(284)	(275)
Net income attributable to the Ensign Group, Inc.	—	—	—	224,681	—	—	—	224,681
BALANCE - DECEMBER 31, 2022	55,661	$59	$415,560	$946,339	3,368	$(114,626)	$1,468	$1,248,800
Issuance of common stock to employees and directors resulting from the exercise of stock options	759	1	18,368	—	—	—	—	18,369
Issuance of restricted stock, net of forfeitures	199	—	5,068	—	—	—	—	5,068
Shares of common stock used to satisfy tax withholding obligations	(22)	—	—	—	22	(1,929)	—	(1,929)
Dividends declared ($0.2325 per share)	—	—	—	(13,085)	—	—	—	(13,085)
Employee stock award compensation	—	—	30,754	—	—	—	—	30,754
Acquisition of noncontrolling interest shares	—	—	(256)	—	—	—	—	(256)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	451	451
Noncontrolling interest attributable to subsidiary equity plan	—	—	(3,787)	—	—	—	3,533	(254)
Net income attributable to the Ensign Group, Inc.	—	—	—	209,399	—	—	—	209,399
BALANCE - DECEMBER 31, 2023	56,597	$60	$465,707	$1,142,653	3,390	$(116,555)	$5,452	$1,497,317
Issuance of common stock to employees and directors resulting from the exercise of stock options	632	1	22,285	—	—	—	—	22,286
Issuance of restricted stock, net of forfeitures	219	—	6,165	—	—	—	—	6,165
Shares of common stock used to satisfy tax withholding obligations	(10)	—	—	—	10	(1,209)	—	(1,209)
Dividends declared ($0.2425 per share)	—	—	—	(13,864)	—	—	—	(13,864)
Employee stock award compensation	—	—	36,183	—	—	—	—	36,183
Acquisition of noncontrolling interest shares	—	—	(2,426)	—	—	—	(2,024)	(4,450)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	485	485
Noncontrolling interest attributable to subsidiary equity plan	—	—	138	—	—	—	(596)	(458)
Net income attributable to the Ensign Group, Inc.	—	—	—	297,973	—	—	—	297,973
BALANCE - DECEMBER 31, 2024	57,438	$61	$528,052	$1,426,762	3,400	$(117,764)	$3,317	$1,840,428
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$298,458	$209,850	$224,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,138	72,387	62,355
Amortization of deferred financing fees	1,061	1,067	1,036
Non-cash leasing arrangement	808	870	493
Impairment of long-lived assets	1,849	—	—
Write-off of deferred financing fees	200	—	566
Deferred income taxes	635	(27,481)	(6,496)
Provision for doubtful accounts	1,739	3,408	2,390
Stock-based compensation	36,226	30,767	22,720
Cash received from insurance proceeds	199	1,396	1,282
Loss (gain) on sale of assets	486	(123)	(3,467)
Loss (gain) on insurance claims and asset disposals	833	(550)	(627)
Litigation	(4,289)	47,182	4,553
Change in operating assets and liabilities
Accounts receivable	(84,397)	(79,818)	(82,426)
Prepaid income taxes	(9,227)	814	809
Prepaid expenses and other assets	(19,055)	6,993	(9,141)
Deferred employer portion of social security taxes (Note 3)	—	—	(24,155)
Cash surrender value of life insurance policy premiums	(14,833)	(16,072)	(7,614)
Deferred compensation liability	14,986	16,044	7,637
Operating lease obligations	287	(6,564)	345
Accounts payable	2,835	15,924	17,870
Accrued wages and related liabilities	19,992	47,967	38,982
Other accrued liabilities	(30,670)	23,828	3,010
Accrued self-insurance liabilities	44,014	28,827	17,785
Other long-term liabilities	911	(50)	(46)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$347,186	$376,666	$272,513
Cash flows from investing activities:
Purchase of property and equipment	(158,240)	(106,180)	(87,545)
Cash payments for acquisitions	(156,547)	(69,014)	(101,136)
Cash from insurance proceeds	3,334	2,029	1,339
Cash proceeds from the sale of assets	2,818	248	8,630
Purchases of investments	(105,149)	(29,603)	(21,975)
Maturities of investments	26,397	18,852	14,356
Other restricted assets	(2,665)	970	149
NET CASH USED IN INVESTING ACTIVITIES	$(390,052)	$(182,698)	$(186,182)

Cash flows from financing activities:
Proceeds from debt (Note 14)	400	150	411
Payments on debt	(4,350)	(4,033)	(4,106)
Issuance of common stock upon exercise of options	22,286	18,369	12,677
Repurchase of shares of common stock to satisfy tax withholding obligations	(1,209)	(1,929)	(1,702)
Repurchase of shares of common stock (Note 20)	—	—	(29,882)
Dividends paid	(13,671)	(12,890)	(12,168)
Proceeds from sale of subsidiary shares (Note 6)	—	—	6,693
Non-controlling interest distribution	(543)	(4)	(284)
Purchase of non-controlling interest	(4,450)	(256)	(704)
Payment of contingent consideration	(625)	—	—
Payments of deferred financing costs	—	(19)	(3,197)

NET CASH USED IN FINANCING ACTIVITIES	$(2,162)	$(612)	$(32,262)
Net (decrease) increase in cash and cash equivalents	(45,028)	193,356	54,069
Cash and cash equivalents beginning of period	509,626	316,270	262,201
Cash and cash equivalents end of period	$464,598	$509,626	$316,270

	Year Ended December 31,
(In thousands)	2024	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$7,063	$7,025	$7,604
Income taxes	96,337	89,730	70,055
Lease liabilities	215,677	196,942	151,870
Non-cash financing and investing activity
Accrued capital expenditures	$7,900	$4,600	$4,800
Accrued dividends declared	3,589	3,396	3,201
Right-of-use assets obtained in exchange for new and modified operating lease obligations	232,918	376,550	370,753

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, shares and options in thousands, except per share data)
1. DESCRIPTION OF BUSINESS
The Company — The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company's independent subsidiaries provide health care services across the post-acute care continuum and engage in the ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare-related properties and ancillary businesses. As of December 31, 2024, the Company's independent subsidiaries operated 327 facilities and other ancillary operations located in Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, South Carolina, Tennessee, Texas, Utah, Washington and Wisconsin. The Company's independent subsidiaries have a collective capacity of approximately 33,500 operational skilled nursing beds and 3,100 senior living units. As of December 31, 2024, the Company's independent subsidiaries operated 231 facilities under long-term lease arrangements and had options to purchase 12 of those 231 facilities. The Company's real estate portfolio consists of 129 owned real estate properties, which includes 96 facilities operated and managed by the Company's independent subsidiaries, 33 operations leased to and operated by third-party operators and the Service Center (defined below) location. Of those 33 third-party operations, one senior living operation is located on the same real estate property as a skilled nursing operation that an independent subsidiary operates.
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
Reclassifications — Certain amounts in the prior period statements of income and statements of cash flows have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net income.
Estimates and Assumptions — The preparation of the Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Company’s Financial Statements relate to revenue, acquired property and equipment, intangible assets and goodwill, right-of-use assets and lease liabilities, impairment of long-lived assets, as well as general and professional liabilities, workers' compensation and healthcare claims included in accrued self-insurance liabilities. Actual results could differ from those estimates.

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

Revenue recognized from healthcare services are adjusted for estimates of variable consideration to arrive at the transaction price. The Company determines the transaction price based on contractually agreed-upon amounts or rates on a per day basis, adjusted for estimates of variable consideration. The Company uses the expected value method in determining the variable component that should be used to arrive at the transaction price, using contractual agreements and historical reimbursement experience within each payor type. The amount of variable consideration that is included in the transaction price may be constrained and is included in net revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would affect net revenue in the period such variances become known.

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
Insurance Subsidiary Deposits and Other Investments — The Company's captive insurance subsidiary cash and cash equivalents, deposits and investments are designated to support long-term insurance subsidiary liabilities and have been classified as short-term and long-term assets based on the timing of expected future payments of the Company's captive insurance liabilities. The majority of these deposits and investments are currently held in AA, A and BBB rated debt security investments and the remainder is held in a bank account with a high credit quality financial institution. Investments classified as held-to-maturity are financial instruments that the Company has the intent and ability to hold to maturity and are reported net of any related amortization and are not remeasured to fair value on a recurring basis.
The Company's non-qualified deferred compensation plan's (the DCP) contracts insuring the lives of certain employees who are eligible to participate in the DCP are held in a rabbi trust. Cash surrender value of the contracts is based on funds that shadow the investment allocations specified by participants in the deferred compensation plan.
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
Leases — The Company leases skilled nursing facilities, senior living facilities and commercial office space. The Company determines if an arrangement is a lease and performs an evaluation to determine whether the lease should be classified as an operating or finance lease at the inception of the lease. As of December 31, 2024, the Company has three financing lease that are not material to the consolidated balance sheet. Rights and obligations of the operating leases are included as right-of-use assets and current and long-term lease liabilities on the Company's consolidated balance sheets. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of future lease payments. The Company utilizes a third-party credit specialist to assist in estimating the incremental borrowing rate.
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
Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. The Company tests goodwill during the fourth quarter of each year or more often if events or circumstances indicate there may be impairment. The Company performs its analysis for each reporting unit that constitutes a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other components of the operating segment, in accordance with the provisions of FASB ASC Topic 350, Intangibles—Goodwill and Other (ASC 350). This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a goodwill impairment test by comparing the carrying value of each reporting unit to its respective fair value. The Company determines the estimated fair value of each reporting unit using a discounted cash flow analysis. The fair value of the reporting unit is the implied fair value of goodwill. In the event a reporting unit's carrying value exceeds its fair value, an impairment loss will be recognized. An impairment loss is measured by the difference between the carrying value of the reporting unit and its fair value. The Company anticipates that the majority of goodwill recognized will be fully deductible for tax purposes as of December 31, 2024.
Self-Insurance — The Company is partially self-insured for general and professional liability claims up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per claim, per location and on an aggregate basis for the Company. The combined self-insured retention is $750 per claim, subject to an additional one-time deductible of $1,500 for the Company's independent subsidiaries in California. For the independent subsidiaries not in California, the self-insured claim is $650 per claim, subject to an additional one-time, deductible of $1,400. For all independent subsidiaries, except those located in Colorado, the third-party coverage above these limits is $1,000 per claim, $3,000 per operation, with a $10,000 aggregate limit and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits is $1,000 per claim and $3,000 per operation, which is independent of the aforementioned aggregate limits that apply outside of Colorado. Subsequent to December 31, 2024, the combined self-insured retention is $1,000 per claim ($750 if an enforceable arbitration agreement applies), subject to an additional one-time deductible of $2,950 for the Company's independent subsidiaries in California. For the independent subsidiaries not in California, the self-insured claim is $750 per claim ($650 if an enforceable arbitration agreement applies), subject to an additional one-time, deductible of $4,500.
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
The Company self-funds medical (including prescription drugs) and dental healthcare benefits to the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $525 for each covered person.
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
Stock-Based Compensation — The Company measures and recognizes compensation expense for all stock-based payment awards made to employees and directors including employee stock options and restricted stock awards based on estimated fair values, ratably over the requisite service period of the award. Net income has been reduced as a result of the recognition of the fair value of all stock options and restricted stock awards issued, the amount of which is based upon the number of grants and other variables. As stock-based compensation expense recognized in the Company’s consolidated statements of income was based on awards expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
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
Recent Accounting Standards Adopted by the Company — In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which requires the Company to expand the breadth and frequency of segment disclosures to include additional information about significant segment expenses, the chief operating decision maker (CODM) and other items, and also require the annual disclosures on an interim basis. This guidance was effective for annual periods beginning with the Company's fiscal year 2024, and in interim periods within the Company's fiscal year 2025. The Company adopted the requirements of this ASU in Note 8, Business Segments of this Annual Report.
Recently Issued Accounting Pronouncements Not Yet Adopted — In October 2023, the FASB issued ASU 2023-06 "Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative," which amends U.S. GAAP to include 14 disclosure requirements that are currently required under SEC Regulation S-X or Regulation S-K. Each amendment will be effective on the date on which the SEC removes the related disclosure requirement from SEC Regulation S-X or Regulation S-K. The adoption is not expected to have a material impact on the Company's Financial Statements as these requirements were previously incorporated under the SEC Regulations.
In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. ASU 2023-09 is effective for annual periods beginning with the Company's fiscal year 2025, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its Notes to the Consolidated Financial Statements.
In November 2024, the FASB issued ASU 2024-03 "Disaggregation of Income Statement Expenses," which requires the Company to disaggregate key expense categories such as employee compensation, depreciation and intangible asset amortization within its financial statements. ASU 2024-03 is effective for annuals periods beginning with the Company's fiscal year 2027, and interim periods within the Company's fiscal year 2028, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its Notes to the Consolidated Financial Statements.

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

Revenue from the Medicare and Medicaid programs accounted for 70.9%, 72.6% and 73.7% for the years ended December 31, 2024, 2023 and 2022, respectively. Settlements with Medicare and Medicaid payors for retroactive adjustments due to audits and reviews are considered variable consideration and are included in the determination of the estimated transaction price. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity. Consistent with healthcare industry practices, any changes to these revenue estimates are recorded in the period the change or adjustment becomes known based on the final settlement. The Company recorded adjustments to revenue which were not material to the Company's revenue for the years ended December 31, 2024, 2023 and 2022.

Service revenue for the years ended December 31, 2024, 2023 and 2022 is summarized in the following tables:

	Year Ended December 31,
	2024		2023		2022
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid(1)(2)	$1,682,344	39.7%	$1,459,449	39.4%	$1,183,156	39.3%
Medicare	1,055,226	24.9	985,749	26.6	832,160	27.7
Medicaid — skilled	266,738	6.3	245,663	6.6	200,878	6.7
Total Medicaid and Medicare	$3,004,308	70.9%	$2,690,861	72.6%	$2,216,194	73.7%
Managed care	789,643	18.6	666,129	18.0	525,710	17.5
Private and other(3)	443,574	10.5	351,081	9.4	266,807	8.8
SERVICE REVENUE	$4,237,525	100.0%	$3,708,071	100.0%	$3,008,711	100.0%
(1) Medicaid payor includes revenue for senior living operations.
(2) Medicaid payor includes revenue related to state relief funding during the year ended December 31, 2023 and 2022.
(3) Private and other also includes revenue from senior living operations and all revenue generated in other ancillary services.
In addition to the service revenue above, the Company's rental revenue derived from triple-net lease arrangements with third parties is $22,960, $21,284 and $16,757 for the years ended December 31, 2024, 2023 and 2022.
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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Due to the expiration of the COVID-19 Public Health Emergency in May 2023, the Company did not receive additional funding during the year ended December 31, 2024.
Revenues from these additional payments are recognized in accordance with ASC 606, subject to variable consideration constraints. In certain operations where the Company received additional payments that exceeded expenses incurred related to specific qualifiers, the Company recorded deferred revenue for the excess amount until additional expenses are incurred for recognition. Accordingly, the amount of state relief revenue recognized is limited to the actual related expenses incurred. As of years ended December 31, 2023 and 2022, the Company had $486 and $1,001 in unapplied state relief funds, respectively. During the years ended December 31, 2023 and 2022, the Company received an additional $64,238, and $81,057 in state relief funding and recognized $64,753, and $81,837, respectively, as revenue.
Federal relief funding
As part of the Coronavirus Aid, Relief, and Economic Security Act of 2020 (CARES Act), the Company deferred payment of the employer portion of social security taxes related to 2020. For the year ended December 31, 2022, the Company paid $24,155, which was the second and final payment associated with the deferred amount from 2020.
Balance Sheet Impact
Included in the Company’s consolidated balance sheets are contract balances, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company had no material contract liabilities and contract assets as of December 31, 2024 and 2023, or activity during the years ended December 31, 2024, 2023 and 2022.

Accounts receivable consist primarily of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans and private payor sources, net of estimates for variable consideration and doubtful accounts. Accounts receivable as of December 31, 2024 and 2023, is summarized in the following table:

	December 31,
	2024	2023
Medicaid	$228,872	$178,285
Managed care	139,711	125,907
Medicare	77,056	85,512
Private and other payors	132,693	104,683
	$578,332	$494,387
Less: allowance for doubtful accounts	(8,435)	(9,348)
ACCOUNTS RECEIVABLE, NET	$569,897	$485,039
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

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Year Ended December 31,
	2024	2023	2022
NUMERATOR:
Net income	$298,458	$209,850	$224,652
Less: net income (loss) attributable to noncontrolling interests	485	451	(29)
Net income attributable to The Ensign Group, Inc.	$297,973	$209,399	$224,681

DENOMINATOR:
Weighted average shares outstanding for basic net income per share	56,655	55,708	54,887
Basic net income per common share:	$5.26	$3.76	$4.09

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Year Ended December 31,
	2024	2023	2022
NUMERATOR:
Net income	$298,458	$209,850	$224,652
Less: net income (loss) attributable to noncontrolling interests	485	451	(29)
Net income attributable to The Ensign Group, Inc.	$297,973	$209,399	$224,681

DENOMINATOR:
Weighted average common shares outstanding	56,655	55,708	54,887
Plus: incremental shares from assumed conversion (1)	1,585	1,615	1,984
Adjusted weighted average common shares outstanding	58,240	57,323	56,871
Diluted net income per common share:	$5.12	$3.65	$3.95
(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 914, 1,429 and 780 for the years ended December 31, 2024, 2023 and 2022, respectively.
5. FAIR VALUE MEASUREMENTS

The Company's financial assets include held-to-maturity investments carried at amortized cost basis of $138,600 and $59,530, of which $65,831 and $59,530 are designated to support long-term insurance subsidiary liabilities, both as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the amortized cost basis of these financial assets are considered to approximate fair value and are derived using Level 2 inputs. The Company believes its amortized cost basis investments that were in an unrealized loss position as of December 31, 2024 and 2023 do not require an allowance for expected credit losses, nor has any event occurred through the filing date of this report that would indicate differently.

The Company's financial assets also include the contracts insuring the lives of certain employees who are eligible to participate in non-qualified deferred compensation plans that are held in a rabbi trust. The cash surrender value of these contracts is based on funds that shadow the investment allocations specified by participants in the deferred compensation plan and are held at fair value. As of December 31, 2024 and 2023, the fair value of the investment funds was $56,049 and $41,216, respectively, which are derived using Level 2 inputs.

Additionally, the Company has other investments held at historical cost basis, which are not material, for which the fair value is derived using Level 3 inputs.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. STANDARD BEARER
Standard Bearer's real estate portfolio consists of 124 of the Company's 129 owned real estate properties, of which 92 are operated and managed by the Company's independent subsidiaries and 33 are leased to and operated by third-party operators. Of those 33 operations, one senior living operation is located on the same real estate property as a skilled nursing operation that an independent subsidiary operates.
During the year ended December 31, 2024, Standard Bearer added $131,927 of real estate assets associated with 11 stand-alone skilled nursing operations, three stand-alone senior living operations and three campus operations. These new additions for the stand-alone skilled nursing and campus operations are operated by 14 of the Company's independent subsidiaries and the three stand-alone senior living operations are leased to a third-party operator. Refer to Note 7, Operation Expansions, for additional information.
Subsequent to December 31, 2024, Standard Bearer added $50,853 of real estate assets associated with four stand-alone skilled nursing operations and one campus operation. Four of the acquisitions were related to exercising purchase options under an existing lease arrangement from CareTrust REIT, Inc. (CareTrust). These locations are currently operated by the Company's independent subsidiaries. The remaining one real estate acquisition was leased back to the Company's independent subsidiaries. Refer to Note 7, Operation Expansions, for additional information.
During the year ended December 31, 2023, Standard Bearer added $65,899 of real estate assets associated with three stand-alone skilled nursing facilities and two campus operations. Of these additions, the three skilled nursing facilities and one campus operation acquired are operated by the Company's independent subsidiaries and the other campus operation is leased to a third-party operator.
During the year ended December 31, 2022, Standard Bearer added $84,656 of real estate assets associated with ten skilled nursing facilities, three of which were previously operated and managed by the Company's independent subsidiaries. Refer to Note 7, Operation Expansions, for additional information.
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
Intercompany master lease agreements
Certain of the Company's independent subsidiaries and 92 Standard Bearer independent real estate subsidiaries have entered into six triple-net master lease agreements (collectively, the Standard Bearer Master Leases). The lease periods range from 15 to 19 years with three five-year renewal options beyond the initial term, on the same terms and conditions. The rent structure under the Standard Bearer Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the independent subsidiaries are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties; (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Intercompany rental revenue generated from Ensign affiliated operations was $78,110, $66,712, and $57,967 for the years ended December 31, 2024, 2023 and 2022, respectively, which has been eliminated in consolidation.
Intercompany management agreement
Standard Bearer has no employees. The Service Center provides personnel and services to Standard Bearer pursuant to the management agreement between Standard Bearer and the Service Center. The management agreement provides for a base management fee that is equal to 5.0% of total rental revenue and an incentive management fee that is equal to 5.0% of funds from operations (FFO) and is capped at 1.0% of total rental revenue, for a total of 6.0%. Management fee generated between Standard Bearer and the Service Center for the years ended December 31, 2024, 2023 and 2022 was $5,707, $4,948 and $4,367, respectively, which has been eliminated in consolidation.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intercompany debt arrangements

Standard Bearer obtains its funding through various sources including operating cash flows, access to debt arrangements and intercompany loans. The intercompany debt arrangements include mortgage loans and a credit facility to fund acquisitions and working capital needs. The interest rate under the credit facility is a base rate plus a margin ranging from 0.25% to 1.25% per annum or SOFR plus a margin ranging from 1.25% to 2.25% per annum.

In addition, as the Department of Housing and Urban Development (HUD) mortgage loans and promissory note are entered into by real estate subsidiaries of Standard Bearer, the interest expense incurred from these debts are included in Standard Bearer's segment income. Refer to Note 14, Debt, for additional information related to these debts.
Equity Instrument Denominated in the Shares of a Subsidiary
As part of the formation of Standard Bearer in 2022, the Company established the Standard Bearer Healthcare REIT, Inc. 2022 Omnibus Incentive Plan (Standard Bearer Equity Plan). The Company may grant stock options and restricted stock awards under the Standard Bearer Equity Plan to employees and management of Ensign's independent subsidiaries. These awards generally vest over a period of five years or upon the occurrence of certain prescribed events. The value of the stock options and restricted stock awards is tied to the value of the common stock of Standard Bearer, which is determined based on an independent valuation of Standard Bearer. The Company can also call the awards, generally upon employee termination. The Company granted 39 restricted stock awards during the year ended December 31, 2024. During the years ended December 31, 2023 and 2022, the Company did not grant any stock options or restricted shares under the Standard Bearer Equity Plan. During the years ended December 31, 2024, 2023 and 2022, there were no restricted stock awards vested for the periods.
The grant-date fair value of the awards is recognized as compensation expense over the relevant vesting periods, with a corresponding adjustment to noncontrolling interests. The grant value was determined based on an independent valuation of the subsidiary shares. For the year ended December 31, 2024, the Standard Bearer Equity Plan's share-based compensation expense was not material. There was no expense during the years ended December 31, 2023 and 2022.
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
7. OPERATION EXPANSIONS
The expansion focus of the Company's independent subsidiaries is to purchase or lease operations that are complementary to the current operations, accretive to the business, or otherwise advance the Company's strategy. The results of all independent subsidiaries are included in the Financial Statements subsequent to the date of acquisition. Acquisitions are accounted for using the acquisition method of accounting. In connection with the new operations obtained through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company also entered into a separate operations transfer agreement with each prior operator as part of each transaction. The Company's independent subsidiaries also enter into long-term leases that may include options to purchase the facilities. As a result, from time to time, an independent real estate subsidiary may acquire the property of facilities that have previously been operated under third-party leases.
2024 Expansions
During the year ended December 31, 2024, the Company expanded its operations through a combination of long-term leases and real estate purchases, with the addition of 28 stand-alone skilled nursing operations, including a long-term acute care hospital and three campus operations. Of these additions, Standard Bearer acquired the real estate of 14 of these operations, all of which were leased back to the Company's independent subsidiaries. Refer to Note 6, Standard Bearer, for additional information on the purchase of real estate properties. These new operations added a total of 3,030 operational skilled nursing beds, including 43 long-term acute care beds and 218 operational senior living units to be operated by the Company's independent subsidiaries. The Company also invested in new ancillary services that are complementary to its existing businesses.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Subsequent to December 31, 2024, the Company expanded its operations with the addition of seven stand-alone skilled nursing operations. Of these additions, Standard Bearer acquired the real estate of one of these operations, which was leased back to the Company's independent subsidiary. Refer to Note 6, Standard Bearer, for additional information on the purchase of the real estate property. The new operations added 682 operational skilled nursing beds to be operated by the Company's independent subsidiaries.
2023 Expansions
During the year ended December 31, 2023, the Company expanded its operations through a combination of long-term leases and real estate purchases, with the addition of 25 stand-alone skilled nursing operations and one campus operation. Of these additions, Standard Bearer acquired the real estate of three of the stand-alone skilled nursing operations and one campus operation, which were leased back to the Company's independent subsidiaries. Refer to Note 6, Standard Bearer, for additional information on the purchase of real estate properties. These new operations added a total of 2,483 operational skilled nursing beds and 94 operational senior living units to be operated by the Company's independent subsidiaries.
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
The table below presents the allocation of the purchase price for the operations acquired during the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Land	$20,547	$7,794	$15,527
Building and improvements	108,709	57,488	65,070
Equipment, furniture, and fixtures	2,937	1,840	1,618
Assembled occupancy	1,210	346	367
Goodwill	21,112	—	16,400
Leased asset	—	—	1,909
Other indefinite-lived intangible assets	364	330	245
TOTAL ACQUISITIONS	$154,879	$67,798	$101,136

The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return. The operations added by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operations, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired independent subsidiaries. The operations added during the year ended December 31, 2024 were not material to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These additions have been included in the consolidated balance sheets of the Company, and the operating results have been included in the consolidated statements of income of the Company since the date the Company gained effective control.
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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2024, the skilled services segment includes 286 skilled nursing and 30 campus operations that provide both skilled nursing and rehabilitative care services and senior living services. The Company's Standard Bearer segment consists of 124 owned real estate properties.

The Company also reports an “All Other” category that includes results from its senior living operations, which includes 11 stand-alone senior living operations and the senior living operations at 30 campus operations that provide both skilled nursing and rehabilitative care services and senior living services. In addition, the "All Other" category includes mobile diagnostics, medical transportation, other real estate, other ancillary operations and the Service Center. Services included in the “All Other” category are insignificant individually, and therefore do not constitute a reportable segment.

The Company’s reportable segments are significant operating segments that offer differentiated services. The segment structure reflects the Company's current operational and financial management and provides the best structure to maximize the quality of care and investment strategy provided, while maintaining financial discipline.

Segment income (loss) is defined as income or loss before provision for income taxes, excluding gain or loss from sale of real estate, real estate insurance recoveries and impairment of long-lived assets. The Company's CODM, who is the Chief Executive Officer, reviews segment income or loss for each operating segment to evaluate performance and allocate capital resources. The CODM uses segment income or loss to analyze actual results as part of operational planning and to decide whether to reinvest profits into the segments or into other parts of the Company, such as through acquisitions, to pay dividends or to recommend a stock repurchase program. The Company's CODM does not review assets by segment in his resource allocation and therefore assets by segment are not disclosed below.

Intercompany revenue is eliminated in consolidation, along with corresponding intercompany expenses. Included in segment income for Standard Bearer is expense for intercompany services provided by the Service Center as described in Note 6, Standard Bearer, as it is part of the CODM financial information.

The following tables set forth financial information for the segments:

	Year Ended December 31, 2024
	Skilled Services	Standard Bearer	Total
Service revenue(1)	$4,076,825	$—	$4,076,825
Rental revenue	—	95,086	95,086
Segment revenue	$4,076,825	$95,086	$4,171,911

Reconciliation of revenue:
All other revenue(2)			192,881
Elimination of intercompany revenue(3)			(104,307)
TOTAL CONSOLIDATED REVENUE			$4,260,485
Less:
Other segment items(4)	3,513,167	9,152
Depreciation and amortization	45,195	29,297
Interest expense(5)	—	27,302
Segment income	$518,463	$29,335	$547,798

Reconciliation of profit or loss:
All other loss			(161,704)
INCOME BEFORE PROVISION FOR INCOME TAXES			$386,094
(1) Skilled services service revenue does not include intercompany service revenue generated by ancillary operations provided to the Company's independent subsidiaries and management service revenue generated by the Service Center with Standard Bearer. Intercompany service revenue is eliminated in "Elimination of intercompany revenue".
(2) All other revenue includes $181,066 of service revenue and $11,815 of rental revenue for the year ended December 31, 2024, both of which include intercompany revenue that is eliminated in "Elimination of intercompany revenue".
(3) Elimination of intercompany revenue includes the elimination of intercompany rental revenue of $83,941 and intercompany service revenue of $20,366 for the year ended December 31, 2024.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(4) Other segment items includes cost of services and rent expense for the skilled services segment and cost of services, rent expense and general and administrative expenses for the Standard Bearer segment. Additionally, there are intercompany expenses of $104,307 during the year ended December 31, 2024, which are eliminated in consolidation.
(5) Included in interest expense in Standard Bearer is interest from intercompany debt arrangements between Standard Bearer and The Ensign Group, Inc. of $20,285 during the year ended December 31, 2024, which is eliminated in consolidation.

	Year Ended December 31, 2023
	Skilled Services	Standard Bearer	Total
Service revenue(1)	$3,578,855	$—	$3,578,855
Rental revenue	—	82,486	82,486
Segment revenue	$3,578,855	$82,486	$3,661,341

Reconciliation of revenue:
All other revenue(2)			155,804
Elimination of intercompany revenue(3)			(87,790)
TOTAL CONSOLIDATED REVENUE			$3,729,355
Less:
Other segment items(4)	3,075,164	8,455
Depreciation and amortization	38,766	25,205
Interest expense(5)	—	19,761
Segment income	$464,925	$29,065	$493,990

Reconciliation of profit or loss:
All other loss			(221,228)
INCOME BEFORE PROVISION FOR INCOME TAXES			$272,762
(1) Skilled services service revenue does not include intercompany service revenue generated by ancillary operations provided to the Company's independent subsidiaries and management service revenue generated by the Service Center with Standard Bearer. Intercompany service revenue is eliminated in "Elimination of intercompany revenue".
(2) All Other revenue includes $144,667 of service revenue and $11,137 of rental revenue for the year ended December 31, 2023, both of which include intercompany revenue that is eliminated in "Elimination of intercompany revenue".
(3) Elimination of intercompany revenue includes the elimination intercompany rental revenue of $72,339 and intercompany service revenue of $15,451 for the year ended December 31, 2023.
(4) Other segment items includes cost of services and rent expense for the skilled services segment and cost of services, rent expense and general and administrative expenses for the Standard Bearer segment. Additionally, there are intercompany expenses of $87,790 during the year ended December 31, 2023, which is eliminated in consolidation.
(5) Included in interest expense in Standard Bearer is interest from intercompany debt arrangements between Standard Bearer and The Ensign Group, Inc. of $12,902 during the year ended December 31, 2023, which is eliminated in consolidation.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2022
	Skilled Services	Standard Bearer	Total
Service revenue(1)	$2,906,215	$—	$2,906,215
Rental revenue	—	72,937	72,937
Segment revenue	$2,906,215	$72,937	$2,979,152

Reconciliation of revenue:
All other revenue(2)			122,610
Elimination of intercompany revenue(3)			(76,294)
TOTAL CONSOLIDATED REVENUE			$3,025,468
Less:
Other segment items(4)	2,464,259	7,746
Depreciation and amortization	33,224	21,613
Interest expense(5)	—	15,707
Segment income	$408,732	$27,871	$436,603

Reconciliation of profit or loss:
All other loss			(147,514)
INCOME BEFORE PROVISION FOR INCOME TAXES			$289,089
(1) Skilled services service revenue does not include intercompany service revenue generated by ancillary operations provided to the Company's independent subsidiaries and management service revenue generated by the Service Center with Standard Bearer. Intercompany service revenue is eliminated in "Elimination of intercompany revenue".
(2) All Other revenue includes $115,214 of service revenue and $7,396 of rental revenue for the year ended December 31, 2022, both of which include intercompany revenue that is eliminated in "Elimination of intercompany revenue".
(3) Elimination of intercompany revenue includes the elimination of intercompany rental revenue of $63,576 and intercompany service revenue of $12,718 for the year ended December 31, 2022.
(4) Other segment items includes cost of services and rent expense for the skilled services segment and cost of services, rent expense and general and administrative expenses for the Standard Bearer segment. Additionally, there are intercompany expenses of $76,294 during the year ended December 31, 2022, which is eliminated in consolidation.
(5) Included in interest expense in Standard Bearer is interest from intercompany debt arrangements between Standard Bearer and The Ensign Group, Inc. of $8,646 during the year ended December 31, 2022, which is eliminated in consolidation.

Service revenue by major payor source were as follows:

	Year Ended December 31, 2024
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$1,646,422	$35,922	$1,682,344	39.7%
Medicare	1,055,226	—	1,055,226	24.9
Medicaid-skilled	266,738	—	266,738	6.3
Subtotal	$2,968,386	$35,922	$3,004,308	70.9%
Managed care	789,643	—	789,643	18.6
Private and other(2)	318,796	124,778	443,574	10.5
TOTAL SERVICE REVENUE	$4,076,825	$160,700	$4,237,525	100.0%
(1) Medicaid payor includes revenue generated from senior living operations.
(2) Private and other payors also includes revenue from senior living operations and all revenue generated in other ancillary services.
(3) All Other incorporates intercompany eliminations.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2023
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$1,429,473	$29,976	$1,459,449	39.4%
Medicare	985,749	—	985,749	26.6
Medicaid-skilled	245,663	—	245,663	6.6
Subtotal	$2,660,885	$29,976	$2,690,861	72.6%
Managed care	666,129	—	666,129	18.0
Private and other(2)	251,841	99,240	351,081	9.4
TOTAL SERVICE REVENUE	$3,578,855	$129,216	$3,708,071	100.0%
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
9. PROPERTY AND EQUIPMENT - NET

Property and equipment, net consists of the following:

	December 31,
	2024	2023
Land	$162,873	$142,656
Buildings and improvements	933,790	803,155
Leasehold improvements	212,603	172,064
Equipment	396,018	339,383
Furniture and fixtures	4,349	4,192
Construction in progress	41,209	25,563
	$1,750,842	$1,487,013
Less: accumulated depreciation	(459,488)	(396,242)
PROPERTY AND EQUIPMENT, NET	$1,291,354	$1,090,771
The Company completed the sale of assets for a sale price of $8,607 and recorded a gain of $3,467 within the Company's consolidated statement of income as cost of services during the year ended December 31, 2022. The Company recorded gain and losses related to sale of assets, which were not material during the years ended December 31, 2024 and 2023. Management evaluated its long-lived assets and recorded an impairment charge of $1,849 within the Company's consolidated statement of income as cost of services during the year ended December 31, 2024. The Company determined there was no impairment during the year ended December 31, 2023 and 2022.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. INTANGIBLE ASSETS - NET

	Weighted Average Life (Years)	December 31,
		2024			2023

		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Assembled occupancy	0.4	$1,991	$(1,316)	$675	$781	$(742)	$39
Facility trade name	30.0	733	(462)	271	733	(439)	294
Customer relationships	18.4	4,582	(2,902)	1,680	4,582	(2,692)	1,890
TOTAL		$7,306	$(4,680)	$2,626	$6,096	$(3,873)	$2,223

During the years ended December 31, 2024, 2023 and 2022, amortization expense was $2,019, $1,790 and $1,714, respectively, of which $1,212, $1,202, and $1,160 was related to the amortization of right-of-use assets, respectively. The Company did not record any impairment charge to intangible assets during the years ended December 31, 2024, 2023 and 2022.

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2025	911
2026	234
2027	234
2028	234
2029	234
Thereafter	779
$2,626

Other indefinite-lived intangible assets consist of the following:

	December 31,
	2024	2023
Trade name	$889	$889
Medicare and Medicaid licenses	3,777	3,413
TOTAL	$4,666	$4,302
During the year ended December 31, 2024, the Company acquired $364 in Medicare and Medicaid licenses compared to $330 and $245 in the fiscal years 2023 and 2022, respectively.
11. GOODWILL
Provided that goodwill corresponds to the acquisition of a business and not merely the acquisition of real estate property, the Company's Standard Bearer segment appropriately does not carry a goodwill balance. The following table represents activity in goodwill by skilled service segment and "all other" category as of December 31, 2024, 2023 and 2022:

	Goodwill
	Skilled Services	All Other	Total
January 1, 2022	$51,486	$8,983	$60,469
Additions	16,400	—	16,400
December 31, 2022	$67,886	$8,983	$76,869
December 31, 2023	$67,886	$8,983	$76,869
Additions	20,740	372	21,112
December 31, 2024	$88,626	$9,355	$97,981
Management has evaluated its goodwill and intangible assets and determined there was no impairment during the years ended December 31, 2024, 2023 and 2022. The Company has recognized cumulative goodwill impairment losses of $7,410, since inception in 1999.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	December 31,
	2024	2023
Quality assurance fee	$12,667	$14,035
Refunds payable	56,755	51,248
Resident advances	18,818	10,834
Cash held in trust for patients	6,370	6,215
Dividends payable	3,589	3,396
Property taxes	15,400	12,875
Accrued litigation (Note 19)	—	51,734
Other	18,458	17,891
OTHER ACCRUED LIABILITIES	$132,057	$168,228

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

13. INCOME TAXES
The provision for income taxes for the years ended December 31, 2024, 2023 and 2022 is summarized as follows:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$70,144	$73,092	$56,717
State	16,857	17,301	14,216
	$87,001	$90,393	$70,933
Deferred:
Federal	582	(22,280)	(5,158)
State	53	(5,201)	(1,338)
	$635	$(27,481)	$(6,496)
TOTAL	$87,636	$62,912	$64,437

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the federal statutory rate to the effective tax rate for net income for the years ended December 31, 2024, 2023 and 2022, respectively, is comprised as follows:

	December 31,
	2024	2023	2022
Income tax expense at statutory rate	21.0%	21.0%	21.0%
State income taxes - net of federal benefit	3.5	3.5	3.5
Non-deductible expenses	1.8	3.4	2.0
Equity compensation	(3.3)	(4.2)	(3.6)
Other adjustments	(0.3)	(0.6)	(0.6)
TOTAL INCOME TAX PROVISION	22.7%	23.1%	22.3%

The Company's effective tax rate was 22.7% for the year ended December 31, 2024, compared to 23.1% for the same period in 2023 and 22.3% in 2022. The lower effective tax rate is due to lower non-deductible expenses included but not limited to tax benefits from stock based compensation.

The Company's deferred tax assets and liabilities as of December 31, 2024 and 2023 are summarized below.

	December 31,
	2024	2023
Deferred tax assets (liabilities):
Accrued expenses	$76,419	$81,502
Revenue related reserves	27,023	23,714
Tax credits	597	1,192
Insurance	24,817	16,864
Lease liability	470,313	444,590
	$599,169	$567,862
Valuation allowance	(93)	(789)
TOTAL DEFERRED TAX ASSETS	$599,076	$567,073
State taxes	(197)	(280)
Depreciation and amortization	(57,253)	(52,334)
Prepaid expenses	(6,390)	(4,113)
Right-of-use asset	(468,955)	(443,222)
TOTAL DEFERRED TAX LIABILITIES	$(532,795)	$(499,949)
NET DEFERRED TAX ASSETS	$66,281	$67,124
The Company had state credit carryforwards as of December 31, 2024 and 2023 of $597 and $1,192, respectively. These carryforwards almost entirely relate to state limitations on the application of Enterprise Zone employment-related tax credits. Unless the Company uses the Enterprise Zone credits beforehand, the carryforward began to expire in 2023. The remainder of these carryforwards relate to credits against the Texas margin tax and is expected to carryforward until 2027. As of December 31, 2024 and 2023, the valuation allowance of $93 and $789, respectively, was primarily recorded against the Enterprise Zone credits as the Company believes it is more likely than not that some of the benefit of the credits will not be realized.
The Company's operating loss carry forwards for states were not material during the years ended December 31, 2024 and 2023.
As of December 31, 2024, 2023 and 2022, the Company did not have any unrecognized tax benefits, net of its state benefits that would affect the Company's effective tax rate. The Company classifies interest and/or penalties on income tax liabilities or refunds as additional income tax expense or income. Such amounts are not material.
The federal statutes of limitations on the Company's 2020, 2019, and 2018 income tax years lapsed during the third quarter of 2024, 2023, and 2022, respectively. During the fourth quarter of each year, various state statutes of limitations also lapsed. The lapses during the years ended December 31, 2024 and 2023 had no impact on the Company's unrecognized tax benefits.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. DEBT
Debt consists of the following:

	December 31,
	2024	2023
Mortgage loans and promissory note	$148,438	$152,388
Less: current maturities	(4,086)	(3,950)
Less: debt issuance costs, net	(2,767)	(2,941)
LONG-TERM DEBT LESS CURRENT MATURITIES	$141,585	$145,497
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

Borrowings made under the Credit Facility are guaranteed, jointly and severally, by certain of the Company’s wholly-owned subsidiaries, and are secured by a pledge of stock of the Company's material independent subsidiaries as well as a first lien on substantially all of such independent subsidiaries' personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the terms of the Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of (i) a maximum consolidated total net debt to consolidated EBITDA ratio (which shall not be greater than 3.75:1.00; provided that if the aggregate consideration for approved acquisitions in a six month period is greater than $50,000, then the ratio can be increased at the election of the Company with notice to the administrative agent to 4.25:1.00 for the first fiscal quarter and the immediately following three fiscal quarters), and (ii) a minimum interest/rent coverage ratio (which cannot be less than 1.50:1.00). As of December 31, 2024, there was no outstanding debt under the Credit Facility. The Company was in compliance with all loan covenants as of December 31, 2024.
Mortgage Loans and Promissory Note

As of December 31, 2024, the Company has 23 subsidiaries that have mortgage loans insured with HUD in the aggregate amount of $146,898, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates in a range of 3.1% to 4.2%, including fixed interest rates in a range of 2.4% to 3.3% per annum. In addition to the interest rate, the Company incurs other fees for HUD placement, including, but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees based on the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10.0% and is reduced by 3.0% in the fourth year of the loan and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years.

In addition to the HUD mortgage loans above, the Company has a promissory note of $1,540 that bears a fixed interest rate of 5.3% per annum and has a term of 12 years. The note, which was assumed as part of an acquisition, is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future principal payments due under the long-term debt arrangements discussed above are as follows:

Years Ending December 31,	Amount
2025	$4,086
2026	4,227
2027	3,897
2028	3,779
2029	3,896
Thereafter	128,553
$148,438

Based on Level 2 inputs, the carrying value of the Company's long-term debt is considered to approximate the fair value of such debt for all periods presented based upon the interest rates that the Company believes it can currently obtain for similar debt.
Off-Balance Sheet Arrangements

As of December 31, 2024, the Company had approximately $27,893 of borrowing capacity under the Credit Facility pledged as collateral to secure outstanding letters of credit, which increased by $21,638 from December 31, 2023. The Company believes that its outstanding letters of credit as of December 31, 2024 do not require an allowance for expected credit losses, nor has any event occurred through the filing date of this report that would indicate differently.

15. OPTIONS AND AWARDS
2022 Omnibus Incentive Plan (2022 Plan) — The Company has one stock incentive plan, the 2022 Omnibus Incentive Plan (the 2022 Plan), pursuant to which grants of the Company's securities may currently be made. Including the shares rolled over from the 2017 Omnibus Incentive Plan, the 2022 Plan provides for the issuance of 3,452 shares of common stock. The number of shares available to be issued under the 2022 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) two shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). Non-employee director options, to the extent granted, will vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other options generally vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. At December 31, 2024, the total number of shares available for issuance under the 2022 Plan was 346.
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
•Estimated forfeiture rate of approximately 4.86% per year is based on the Company's historical forfeiture activity of unvested stock options.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Options
The Company granted 704, 1,008 and 581 stock options during the years ended December 31, 2024, 2023 and 2022, respectively. The Company used the following assumptions for stock options granted during the years ended December 31, 2024, 2023 and 2022:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2024	704	4.3%	6.2 years	40.5%	0.2%
2023	1,008	4.3%	6.2 years	41.3%	0.2%
2022	581	2.8%	6.2 years	42.1%	0.3%
For the years ended December 31, 2024, 2023 and 2022, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2024	704	$132.46	$60.37
2023	1,008	$95.05	$43.85
2022	581	$85.74	$37.83
The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended December 31, 2024, 2023 and 2022 and therefore, the intrinsic value was $0 at the date of grant.
The following table represents the employee stock option activity during the years ended December 31, 2024, 2023 and 2022:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2022	4,038	$36.60	2,183	$21.02
Granted	581	85.74
Forfeited	(98)	59.52
Exercised	(688)	18.43
December 31, 2022	3,833	$46.72	2,069	$28.87
Granted	1,008	95.05
Forfeited	(91)	71.44
Exercised	(759)	24.21
December 31. 2023	3,991	$62.65	1,887	$39.58
Granted	704	132.46
Forfeited	(76)	86.92
Exercised	(632)	35.28
December 31, 2024	3,987	$78.84	1,895	$52.64

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table represents the employee stock option activity during the year ended December 31, 2024:

	Stock Options Outstanding						Stock Options Vested

				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2015	$18.20	-	$21.39	69	$537	1	69
2016	15.93	-	16.86	112	667	2	112
2017	15.80	-	19.41	148	867	3	148
2018	22.49	-	32.71	241	2,557	4	241
2019	41.07	-	45.76	417	6,557	5	417
2020	44.84	-	59.49	406	8,020	6	301
2021	73.47	-	83.64	458	15,041	7	251
2022	79.79	-	94.88	489	18,601	8	176
2023	89.83	-	98.83	951	41,753	9	180
2024	$119.19	-	$146.37	696	42,024	10	—
TOTAL				3,987	$136,624		1,895
The aggregate intrinsic value of options outstanding, vested and expected to vest as of December 31, 2024, 2023 and 2022 is as follows:

	December 31,

Options	2024	2023	2022
Outstanding	$219,309	$197,819	$183,593
Vested	152,011	137,048	136,000
Expected to vest	63,243	56,759	43,232
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options. At December 31, 2024, 2023 and 2022, the aggregate intrinsic value of options that vested during the years ended December 31, 2024, 2023 and 2022 was $37,700, $31,658, and $27,955, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $60,358, $56,186, and $47,441, respectively.
Restricted Stock Awards
The Company granted 232, 219 and 233 restricted stock awards during the years ended December 31, 2024, 2023 and 2022, respectively. All awards were granted at an issue price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the years ended December 31, 2024, 2023 and 2022 ranged from $116.65 to $149.12, $89.83 to $98.31 and $73.17 to $94.88, respectively. The fair value per share includes quarterly stock awards to non-employee directors. Included in the restricted stock award grants are $6,165 and $5,068 of annual bonuses that were settled in vested restricted stock awards during the years ended December 31, 2024 and 2023, respectively.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the status of the Company's non-vested restricted stock awards as of December 31, 2024 and changes during the years ended December 31, 2024, 2023 and 2022 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	549	$52.16
Granted	233	81.57
Vested	(269)	54.06
Forfeited	(26)	57.29
Nonvested at December 31, 2022	487	$64.92
Granted	219	92.04
Vested	(255)	64.21
Forfeited	(20)	71.53
Nonvested at December 31, 2023	431	$78.91
Granted	232	131.26
Vested	(215)	86.97
Forfeited	(13)	83.12
Nonvested at December 31, 2024	435	$102.71
During the year ended December 31, 2024, the Company granted 16 quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards ranged from $116.65 to $149.12 based on the market price on the grant date.
Long-Term Incentive Plan
On August 27, 2019, the Board approved the Long-Term Incentive Plan (the 2019 LTI Plan). The 2019 LTI Plan provides that certain employees of the Company who assisted in the consummation of the spin-off of Pennant from the Company in 2019 were granted shares of restricted stock upon successful completion of the spin-off. The 2019 LTI Plan provides for the issuance of 500 shares of Pennant restricted stock. As of December 31, 2024, the 2019 LTI Plan was fully vested. The total stock-based compensation related to the 2019 LTI Plan was $546, $827, and $836 for the years ended December 31, 2024, 2023 and 2022, respectively.
Stock-based compensation expense
Stock-based compensation expense recognized for the Company's equity incentive plans and long-term incentive plan for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Year Ended December 31,
	2024	2023	2022
Stock-based compensation expense related to stock options	$22,439	$17,221	$11,361
Stock-based compensation expense related to restricted stock awards	11,662	11,845	9,920
Stock-based compensation expense related to restricted stock awards to non-employee directors	2,082	1,688	1,439
TOTAL	$36,183	$30,754	$22,720

In future periods, the Company expects to recognize approximately $84,914 and $38,434 in stock-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of December 31, 2024. Future stock-based compensation expense will be recognized over 3.8 and 3.7 weighted average years for unvested options and restricted stock awards, respectively. There were 2,092 unvested and outstanding options as of December 31, 2024, of which 1,925 shares are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest as of December 31, 2024 was 6.7 years.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16. LEASES
The Company leases from CareTrust REIT, Inc. (CareTrust) real property associated with 100 independent skilled nursing and senior living facilities used in the Company’s operations, 99 of which are under nine “triple-net” master lease agreements (collectively, the Master Leases), which range in terms from 13 to 20 years. At the Company’s option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. The extension of the term of any of the Master Leases is subject to the following conditions: (1) no event of default under any of the Master Leases having occurred and continuing; and (2) the tenants providing timely notice of their intent to renew. The term of the Master Leases is subject to termination prior to the expiration of the current term upon default by the tenants in their obligations, if not cured within any applicable cure periods set forth in the Master Leases. If the Company elects to renew the term of a Master Lease, the renewal will be effective to all, but not less than all, of the leased property then subject to the Master Lease. During the year ended December 31, 2024, the Company amended two of the Master Leases by adding three operations and extending the terms to 15 and 20 years, respectively. These amendments increased the lease liabilities and right-of-use assets by $72,503 to reflect the new lease obligations. Additionally, four of the 100 facilities leased from CareTrust include an option to purchase that the Company can exercise starting on December 1, 2024. Subsequent to December 31, 2024, the Company purchased the real estate of the four facilities from CareTrust for $44,575.
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
The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The terms and conditions of the one stand-alone lease are substantially the same as those for the master leases described above. Total rent expense under the Master Leases was approximately $69,399, $66,439 and $64,178 for the years ended December 31, 2024, 2023 and 2022, respectively.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is in compliance with requirements of the Master Leases as of December 31, 2024.
The Company leases facilities where its independent subsidiaries operate and certain administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from 15 to 20 years. In addition, the Company leases certain of its equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases. Total rent expense for continuing operations inclusive of straight-line rent adjustments and rent associated with the Master Leases noted above, was $216,716, $197,856 and $153,174 for the years ended December 31, 2024, 2023 and 2022, respectively.
Ninety of the Company’s independent subsidiaries, excluding the subsidiaries that are operated under the Master Leases with CareTrust, are operated under 14 separate master lease arrangements. During the year ended December 31, 2024, the Company amended one of the separate master lease arrangements to add two stand-alone skilled nursing operations operated by the Company's independent subsidiaries and extended the term to 20 years. In addition, the Company entered into one new master lease arrangement to add six stand-alone skilled nursing operations operated by the Company's independent subsidiaries with an initial term of 15 years. The amended and new master lease arrangements increased the lease liabilities and right-of-use assets by $71,616 to reflect the new lease obligations. Under the master leases, a default at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord. The components of operating lease expense are as follows:

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31,
	2024	2023	2022
Rent - cost of services(1)	$216,016	$197,358	$153,049
Cost of services(2)	24,297	20,454	16,938
General and administrative expense	700	498	125
Depreciation and amortization(3)	1,212	1,202	1,160
	$242,225	$219,512	$171,272
(1)Rent- cost of services includes accrued rent expense adjustments of $808, $870 and $493 for the years ended December 31, 2024, 2023 and 2022, respectively. Additionally, rent- cost of services includes other variable lease costs such as consumer price index increases and short-term leases of $14,013, $10,259, $5,878 for the years ended December 31, 2024, 2023, and 2022 respectively.
(2)Cost of services includes variable lease costs, which consists of property taxes and insurance.
(3)Depreciation and amortization is related to the amortization of favorable and direct lease costs.

Future minimum lease payments for all third-party leases as of December 31, 2024 are as follows:

Year	Amount
2025	$204,909
2026	204,696
2027	204,002
2028	202,994
2029	199,144
Thereafter	1,776,571
TOTAL LEASE PAYMENTS	$2,792,316
Less: present value adjustment	(963,516)
PRESENT VALUE OF TOTAL LEASE LIABILITIES	$1,828,800
Less: current lease liabilities	(93,475)
LONG-TERM OPERATING LEASE LIABILITIES	$1,735,325
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of December 31, 2024 and 2023, the weighted average remaining lease term is 14.5 years and 14.9 years, respectively, and the weighted average discount rate used to determine the operating lease liabilities is 6.3% and 6.5%, respectively.
Subsequent to December 31, 2024, the Company expanded its operations through a new master lease with the addition of six standalone skilled nursing operations. The aggregate impact to the carrying value of lease liabilities and right-of-use assets related to the long-term leases is estimated to be approximately $67,572.
Lessor Activities

The Company leases its owned real estate properties to third-party operators, of which 32 senior living operations are operated by Pennant. All of these properties are triple-net leases, whereby the respective tenants are responsible for all costs at the properties including: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The initial terms range from 14 to 16 years.

During 2024, the Company expanded its operations through a separate master lease arrangement for three stand-alone senior living operations with a third-party operator for an initial lease term of 15 years.

During 2023, the Company entered into a sublease agreement for three stand-alone skilled nursing operations with a third-party operator with an initial lease term of 18 years. Additionally, during the year, the Company entered into a lease agreement with a third-party operator for one campus operation with an initial lease term of 15 years.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total rental income from all third-party sources for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Year Ended December 31,
	2024	2023	2022
Pennant(1)	$15,480	$15,048	$14,915
Other third-party(2)	7,480	6,236	1,842
TOTAL	$22,960	$21,284	$16,757
(1) Pennant rental income includes variable rent such as property taxes of $1,235, $1,296, and $1,318 during the year ended December 31, 2024, 2023, and 2022.
(2) Other third-party includes rental revenue associated with the Company's subleases to third parties of $4,347 and $3,897 for the years ended December 31, 2024 and 2023. There was no sublease rental revenue for the year ended December 31, 2022.
Future annual rental income for all third-party leases as of December 31, 2024 were as follows:

Year	Amount(1)
2025	$23,664
2026	23,179
2027	22,736
2028	22,535
2029	22,511
Thereafter	119,811
TOTAL	$234,436
(1) Annual rental income includes base rents and variable rental income pursuant to existing leases as of December 31, 2024.
17. DEFINED CONTRIBUTION PLANS

The Company has a 401(k) defined contribution plan (the 401(k) Plan), whereby eligible employees may contribute up to 90% of their annual basic earnings, subject to applicable annual Internal Revenue Code limits. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company. The Company expensed matching contributions to the 401(k) Plan of $3,532, $2,836, and $2,418 during the years ended December 31, 2024, 2023 and 2022, respectively.

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

As of December 31, 2024 and 2023, the Company accrued $63,051 and $49,201, respectively, as long term deferred compensation in other long term liabilities on the consolidated balance sheets. Cash surrender value of the contracts is based on investment funds that shadow the investment allocations specified by participants in the deferred compensation plan. Refer to Note 5, Fair Value Measurements for more information on the funds.
For the years ended December 31, 2024 and 2023, the Company recorded gains related to its DCP of $5,157 and $4,634, respectively, which are included in other income (expense), and recorded offsetting expenses of $5,559 and $4,887, which are allocated between cost of services and general and administrative expenses. For the year ended December 31, 2022, the Company recorded a loss related to its DCP of $4,188, which is included in other income (expense), and recorded an offsetting reduction in expense of $4,051, which is allocated between cost of services and general and administrative expenses.
18. SELF INSURANCE LIABILITIES
The following table represents the Company's self-insurance insurance liabilities, on an undiscounted basis, inclusive of anticipated insurance recoveries, as of December 31, 2024 and 2023:

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,
	2024	2023
Accrued general liability and professional malpractice liabilities	$160,149	$117,744
Accrued workers’ compensation liabilities	37,291	33,352
Accrued health benefits	14,312	14,814
TOTAL SELF-INSURANCE LIABILITIES	$211,752	$165,910
Less: current self-insurance liabilities	67,331	54,664
LONG-TERM SELF-INSURANCE LIABILITIES	$144,421	$111,246
The following table represents activity in the Company's self-insurance liabilities as of and for the years ended December 31, 2024 and 2023:

Amount
Balance January 1, 2023	$131,682
Current year provisions	164,627
Claims paid and direct expenses	(135,799)
Change in long-term insurance losses recoverable	5,400
Balance December 31, 2023	$165,910
Current year provisions	217,631
Claims paid and direct expenses	(173,617)
Change in long-term insurance losses recoverable	1,828
Balance December 31, 2024	$211,752
The anticipated insurance recoveries included in the self-insurance liabilities are presented gross rather than net with the corresponding asset of $17,741 and $15,913 as of December 31, 2024 and 2023, respectively, included in Restricted and other assets on the consolidated balance sheets.
19. COMMITMENTS AND CONTINGENCIES
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
Litigation and Regulatory Matters — The Company and its independent subsidiaries are party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of business. Such claims may be related to, but are not limited to, the Health Insurance Portability and Accountability Act of 1996, alleged Medicare or Medicaid false claims, qui tam or "whistleblower" provisions of the False Claims Act and/or the Anti-Kickback Statute, alleged violations of state and federal wage and hour laws, environmental matters, investigations, examinations, audits, site visits and surveys or other claims in connection with the delivery of healthcare and non-healthcare services. Refer to Part I. Item 3. Legal Proceedings for additional information on litigation and regulatory matters.
In 2024, the Company, on behalf of its independent subsidiaries, received a Civil Investigative Demand (CID) from the U.S. Department of Justice (DOJ) indicating that the DOJ is investigating the Company to determine whether claims have been submitted to Medicare and Texas Medicaid for services which were unnecessary or otherwise not consistent with existing reimbursement requirements. The CID covers the period from January 1, 2016, to the present. As a general matter, the Company's independent subsidiaries maintain policies and procedures to promote compliance with all applicable Medicare and Medicaid requirements, including but not limited to those relating to the presentation of claims for reimbursement for services provided. The Company is fully cooperating with the DOJ in response to the CID. However, the Company cannot predict the outcome of the investigation or its potential impact on the consolidated financial statements.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In 2023, in a four-week medical negligence trial in the State of Arizona, the jury returned a verdict against one of the Company’s independent subsidiaries. The Company is in the process of appealing the jury verdict. The Company has in the past appealed similar decisions and has, in some circumstances, received decisions in its favor. Although the Company intends to vigorously defend against these claims and in general these types of claims and cases, there can be no assurance that the outcomes of these matters will not have a material adverse effect on operational results and financial condition.
In 2018, the Company, on behalf of its independent subsidiaries, received a CID from the DOJ stating that it was investigating to determine whether there had been a violation of the False Claims Act (FCA) and/or the Anti-Kickback Statute (AKS) with respect to the relationships between certain of the Company’s independent subsidiaries and persons who serve or have served as medical directors. In 2020, the Company was advised that the DOJ declined to intervene in any subsequent action filed in connection with the subject matter of this investigation. Despite the decision of the DOJ to decline to participate in litigation based on the subject matter of its previously issued CID, the involved qui tam relator moved forward with the complaint in 2020. In 2024, the Company mediated with the involved parties and agreed to settle the civil case for $48,000 and recorded the accrual as of December 31, 2023. Following the finalization of the settlement documents and payment of the settlement funds during the year ended December 31, 2024, the qui tam complaint was dismissed and the matter was resolved.
Medicare Revenue Recoupments — The Company's independent subsidiaries are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments as a result of Recovery Audit Contractors (RAC), various Program Safeguard Contractors, and Medicaid Integrity Contractor programs (collectively referred to as Reviews). Reviews vary in claim selection size and processes, ranging from a single episode/claim month to larger, multi-claim batches; and from single rounds of review to reviews of multiple rounds with pass/fail criteria. If an operation has a significant error rate or fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. The Company anticipates that these Reviews could increase in frequency in the future. As of December 31, 2024 and through the filing date of this report, 18 of the Company's independent subsidiaries had multi-claim Reviews scheduled or in process.
Concentrations
Credit Risk — The Company has significant accounts receivable balances, the collectability of which is dependent on the availability of funds from certain governmental programs, primarily Medicare and Medicaid. These receivables represent the only significant concentration of credit risk for the Company. The Company does not believe there are significant credit risks associated with these governmental programs. The Company believes that an appropriate allowance has been recorded for the possibility of these receivables proving uncollectible and continually monitors and adjusts these allowances as necessary.
The Company’s receivables from Medicare and Medicaid payor programs accounted for 52.9% and 53.4% of its total accounts receivable as of December 31, 2024 and 2023, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 70.9%, 72.6% and 73.7% of the Company's revenue for the years ended December 31, 2024, 2023 and 2022, respectively.
20. COMMON STOCK REPURCHASE PROGRAM
On May 16, 2024, the Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months from September 1, 2024. The Company did not purchase any shares pursuant to this stock repurchase program during the year ended December 31, 2024.
On August 29, 2023, the Board of Directors approved a stock repurchase program pursuant to which the Company could repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months from September 1, 2023. The stock repurchase program expired on August 31, 2024 and is no longer in effect. The Company did not purchase any shares pursuant to this stock repurchase program.
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
In addition, the Company repurchased 404 shares of its common stock for $29,882 during the year ended December 31, 2022, related to two separate stock repurchase programs that are no longer in effect.

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
Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). As a result of this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued an audit report, included herein, on the effectiveness of our internal control over financial reporting. Their report is set forth below.

(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, that occurred during the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(d) Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of The Ensign Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Ensign Group, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 5, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California February 5, 2025

Item 9B. OTHER INFORMATION

Rule 10b5-1 Plan Elections

Dr. Ann S. Blouin, a member of our Board of Directors, entered into a Rule 10b5-1 trading arrangement on November 12, 2024. Dr. Blouin's 10b5-1 Plan provides for the sale of up to 450 shares of the Company's common stock between February 11, 2025 and November 11, 2025.

Suzanne D. Snapper, Chief Financial Officer, Executive Vice President, and Director, entered into a Rule 10b5-1 trading arrangement on November 15, 2024. Ms. Snapper's 10b5-1 Plan provides for the potential exercise of vested stock options and the associated sale of up to 10,618 shares of the Company's common stock between February 18, 2025 and July 28, 2025.

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

PART III.
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2025 Annual Meeting of Stockholders.

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
Item 11. EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2025 Annual Meeting of Stockholders.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2025 Annual Meeting of Stockholders.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2025 Annual Meeting of Stockholders.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2025 Annual Meeting of Stockholders. Our principal accountant is Deloitte & Touche LLP (PCAOB ID No.34).

PART IV.
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(a) (1) Financial Statements:

The Financial Statements described in Part II. Item 8 and beginning on page 91 are filed as part of this Annual Report on Form 10-K.

(a) (3) Exhibits:  The following exhibits are filed or furnished with or incorporated by reference this Annual Report on Form 10-K.

Exhibit				File	Exhibit	Filing	Filed
No.		Exhibit Description*	Form	No.	No.	Date	Herewith
3.1		Fifth Amended and Restated Certificate of Incorporation of the Corporation, filed with the Delaware Secretary of State on November 15, 2007, and all Certificates of Amendment thereto filed with the Delaware Secretary of State through May 23, 2024.	10-Q	001-33757	3.1	7/25/2024
3.2		Amended and Restated Bylaws of The Ensign Group, Inc.	10-Q	001-33757	3.2	12/21/2007
3.3		Amendment to the Amended and Restated Bylaws, dated August 5, 2014	8-K	001-33757	3.2	8/8/2014
4.1		Description of the Common stock of The Ensign Group, Inc.	10-K	001-33757	4.1	2/5/2020
4.2		Specimen common stock certificate	S-1	333-142897	4.1	10/5/2007
10.1	+	The Ensign Group, Inc. 2007 Omnibus Incentive Plan	S-1	333-142897	10.3	10/5/2007
10.2	+	Amendment to The Ensign Group, Inc. 2007 Omnibus Incentive Plan	8-K	001-33757	99.2	7/28/2009
10.3	+	Form of 2007 Omnibus Incentive Plan Notice of Grant of Stock Options; and form of Non-Incentive Stock Option Award Terms and Conditions	S-1	333-142797	10.4	10/5/2007
10.4	+	Form of 2007 Omnibus Incentive Plan Restricted Stock Agreement	S-1	333-142897	10.5	10/5/2007
10.5	+	Form of Indemnification Agreement entered into between The Ensign Group, Inc. and its directors, officers and certain key employees	S-1	333-142897	10.6	10/5/2007
10.6		Form of Independent Consulting and Centralized Services Agreement between Ensign Facility Services, Inc. and certain of its subsidiaries	S-1	333-142897	10.41	5/14/2007
10.7		Form of Health Insurance Benefit Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Medicare program	S-1	333-142897	10.48	10/19/2007
10.8		Form of Medi-Cal Provider Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the California Medicaid program	S-1	333-142897	10.49	10/19/2007
10.9		Form of Provider Participation Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Arizona Medicaid program	S-1	333-142897	10.50	10/19/2007
10.10		Form of Contract to Provide Nursing Facility Services under the Texas Medical Assistance Program pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Texas Medicaid program	S-1	333-142897	10.51	10/19/2007
10.11		Form of Client Service Contract pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Washington Medicaid program	S-1	333-142897	10.52	10/19/2007

Exhibit				File	Exhibit	Filing	Filed
No.		Exhibit Description*	Form	No.	No.	Date	Herewith
10.12		Form of Provider Agreement for Medicaid and UMAP pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Utah Medicaid program	S-1	333-142897	10.53	10/19/2007
10.13		Form of Medicaid Provider Agreement pursuant to which a subsidiary of The Ensign Group, Inc. participates in the Idaho Medicaid program	S-1	333-142897	10.54	10/19/2007
10.14		Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and The Ensign Group, Inc. dated October 1, 2013.	10-K	001-33757	10.74	2/13/2014
10.15		Settlement agreement dated October 1, 2013, entered into among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General (OIG-HHS) of the Department of Health and Human Services (HHS) (collectively the "United States") and the Company.	8-K	001-33757	10.75	5/8/2014
10.16		Form of Master Lease by and among certain subsidiaries of The Ensign Group, Inc. and certain subsidiaries of CareTrust REIT, Inc.	8-K	001-33757	10.1	6/5/2014
10.17		Form of Guaranty of Master Lease by The Ensign Group, Inc. in favor of certain subsidiaries of CareTrust REIT, Inc., as landlords under the Master Leases	8-K	001-33757	10.2	6/5/2014
10.18		Amended and Restated Credit Agreement as of February 5, 2016, by and among The Ensign Group, Inc., SunTrust Bank, now known as Truist, as administrative agent, and the lenders party thereto	8-K	001-33757	10.1	2/8/2016
10.19		Second Amended Credit Agreement as of July 19, 2016, by and among The Ensign Group, Inc., SunTrust Bank, now known as Truist, as administrative agent, and the lenders party thereto	8-K	001-33757	10.1	7/25/2016
10.20		The Ensign Group, Inc. 2017 Omnibus Incentive Plan	DEF 14A	001-33757	A	4/13/2017
10.21		Form of 2017 Omnibus Incentive Plan Notice of Grant of Stock Options; and form of Non-Incentive Stock Option Award Terms and Conditions	10-K	001-33757	10.87	2/8/2018
10.22		Form of 2017 Omnibus Incentive Plan Restricted Stock Agreement	10-K	001-33757	10.88	2/8/2018
10.23		Form of U.S. Department of Housing and Urban Development Healthcare Facility Note and schedule of individual subsidiary loans, by and among The Ensign Group, Inc.'s subsidiaries listed therein and U.S. Department of Housing and Urban Development	8-K	001-33757	10.1	1/3/2018
10.24		Form of U.S. Department of Housing and Urban Development Security Instrument/Mortgage/Deed of Trust	8-K	001-33757	10.2	1/3/2018
10.25		Third Amended and Restated Credit Agreement, dated as of October 1, 2019, by and among The Ensign Group, Inc., SunTrust Bank, now known as Truist, as administrative agent, and the lenders party thereto	8-K	001-33757	10.4	10/1/2019
10.26		Lease Agreement, dated as of October 1, 2019, by and between The Ensign Group, Inc. and The Pennant Group, Inc.	8-K	001-33757	10.5	10/1/2019
10.27	+	The Ensign Services, Inc. Deferred Compensation Plan	10-K	001-33757	10.1	2/3/2021
10.28	+	First Amendment to The Ensign Services, Inc. Deferred Compensation Plan	10-K	001-33757	10.2	2/3/2021

Exhibit				File	Exhibit	Filing	Filed
No.		Exhibit Description*	Form	No.	No.	Date	Herewith
10.29		First Amendment to Third Amended and Restated Credit Agreement, dated as of February 8, 2022, by and among The Ensign Group, Inc., Standard Bearer Healthcare REIT, Inc., Truist Bank (as successor by merger to SunTrust Bank), as administrative agent, and the lenders party thereto	10-K	001-33757	10.1	2/9/2022
10.30		Second Amendment to Third Amended and Restated Credit Agreement, dated as of April 8, 2022, by and among The Ensign Group, Inc. and Truist Bank, as administrative agent, and the lenders party thereto.	8-K	001-33757	10.1	4/12/2022
10.31	+	The Ensign Group, Inc. 2022 Omnibus Incentive Plan	DEF 14A	001-33757	A	4/14/2022
10.32	+	Form of 2022 Omnibus Incentive Plan Notice of Grant of Stock Options; and form of Non-Incentive Stock Option Award Terms and Conditions	10-K	001-33757	10.32	2/2/2023
10.33	+	Form of 2022 Omnibus Incentive Plan Restricted Stock Agreement	10-K	001-33757	10.33	2/2/2023
13.1		Annual Report to Security Holders	ARS	001-33757	ARS	4/5/2024
19.1		Statement of Company Policy Regarding Insider Trading					X
19.2		Addendum to Statement of Company Policy Regarding Insider Trading					X
21.1		Subsidiaries of The Ensign Group, Inc., as amended					X
23.1		Consent of Deloitte & Touche LLP					X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	+	Policy for Recovery of Erroneously Awarded Incentive-Based Compensation	10-K	001-33757	97.0	2/1/2024
101		Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulations S-T)
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+		Indicates management contract or compensatory plan.
*		Documents not filed herewith are incorporated by reference to the prior filings identified in the table above.

Item 16.    FORM 10-K SUMMARY
Not applicable

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ENSIGN GROUP, INC.

February 5, 2025	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer, Executive Vice President and Director (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY R. PORT	Chief Executive Officer and Director (principal executive officer)	February 5, 2025
Barry R. Port

/s/ SUZANNE D. SNAPPER	Chief Financial Officer, Executive Vice President and Director (principal financial officer and principal accounting officer)	February 5, 2025
Suzanne D. Snapper

/s/ CHRISTOPHER R. CHRISTENSEN	Executive Chairman and Chairman of the Board	February 5, 2025
Christopher R. Christensen

/s/ ANN S. BLOUIN	Director	February 5, 2025
Ann S. Blouin

/s/ SWATI B. ABBOTT	Director	February 5, 2025
Swati B. Abbott

/s/ DAREN J. SHAW	Director	February 5, 2025
Daren J. Shaw

/s/ JOHN O. AGWUNOBI	Director	February 5, 2025
John O. Agwunobi

/s/ BARRY M. SMITH	Director	February 5, 2025
Barry M. Smith

/s/ MARK V. PARKINSON	Director	February 5, 2025
Mark V. Parkinson