Form 10-Q
period 2025-03-31
ENSIGN GROUP, INC
filed 2025-04-29
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2025.
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
As of April 24, 2025, 57,492,353 shares of the registrant’s common stock, $0.001 par value, were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2025

PART I.
Item 1.     FINANCIAL STATEMENTS
THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	March 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$282,666	$464,598
Accounts receivable—less allowance for doubtful accounts of $8,400 and $8,435 at March 31, 2025 and December 31, 2024, respectively	584,048	569,897
Investments—current	61,805	62,255
Prepaid expenses and other current assets	57,872	60,882
Total current assets	$986,391	$1,157,632
Property and equipment, net	1,459,378	1,291,354
Right-of-use assets	1,896,409	1,861,071
Insurance subsidiary deposits and investments	157,307	141,246
Deferred tax assets	66,278	66,281
Restricted and other assets	80,826	46,499
Intangible assets, net	6,947	7,292
Goodwill	106,310	97,981
TOTAL ASSETS	$4,759,846	$4,669,356
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$95,326	$98,947
Accrued wages and related liabilities	284,769	347,532
Lease liabilities—current	97,176	93,475
Accrued self-insurance liabilities—current	69,959	67,331
Other accrued liabilities	153,857	132,057
Current maturities of long-term debt	4,120	4,086
Total current liabilities	$705,207	$743,428
Long-term debt—less current maturities	140,585	141,585
Long-term lease liabilities—less current portion	1,767,210	1,735,325
Accrued self-insurance liabilities—less current portion	150,661	144,421
Other long-term liabilities	66,026	64,169
TOTAL LIABILITIES	$2,829,689	$2,828,928

Commitments and contingencies (Notes 14 and 19)

EQUITY
Ensign Group, Inc. stockholders' equity:
Common stock: $0.001 par value; 150,000 shares authorized; 61,031 and 57,547 shares issued and shares outstanding at March 31, 2025, respectively, and 60,838 and 57,438 shares issued and shares outstanding at December 31, 2024, respectively	61	61
Additional paid-in capital	551,867	528,052
Retained earnings	1,503,442	1,426,762
Common stock in treasury, at cost, 3,484 and 3,400 shares at March 31, 2025 and December 31, 2024, respectively	(128,553)	(117,764)
Total Ensign Group, Inc. stockholders' equity	$1,926,817	$1,837,111
Non-controlling interest	3,340	3,317
Total equity	$1,930,157	$1,840,428
TOTAL LIABILITIES AND EQUITY	$4,759,846	$4,669,356
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2025	2024

	(In thousands, except per share data)
REVENUE
Service revenue	$1,167,040	$1,004,485
Rental revenue	6,001	5,687
TOTAL REVENUE	$1,173,041	$1,010,172
Expense:
Cost of services	927,849	799,263
Rent—cost of services	57,076	51,876
General and administrative expense	62,555	57,158
Depreciation and amortization	24,188	19,657
TOTAL EXPENSES	$1,071,668	$927,954
Income from operations	101,373	82,218
Other income (expense):
Interest expense	(2,037)	(1,964)
Interest income	6,883	6,460
Other income	361	2,884
OTHER INCOME, NET	$5,207	$7,380
Income before provision for income taxes	106,580	89,598
Provision for income taxes	26,227	20,638
NET INCOME	$80,353	$68,960
Less:
Net income attributable to noncontrolling interests	76	125
NET INCOME ATTRIBUTABLE TO THE ENSIGN GROUP, INC.	$80,277	$68,835

NET INCOME PER SHARE ATTRIBUTABLE TO THE ENSIGN GROUP INC.
Basic	$1.41	$1.22
Diluted	$1.37	$1.19
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	57,099	56,337
Diluted	58,500	57,921
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
BALANCE - JANUARY 1, 2025	57,438	$61	$528,052	$1,426,762	3,400	$(117,764)	$3,317	$1,840,428
Issuance of common stock to employees and directors resulting from the exercise of stock options	106	—	5,050	—	—	—	—	5,050
Issuance of restricted stock, net of forfeitures	87	—	8,003	—	—	—	—	8,003
Shares of common stock used to satisfy tax withholding obligations	—	—	—	—	—	(14)	—	(14)
Dividends declared ($0.0625 per share)	—	—	—	(3,597)	—	—	—	(3,597)
Employee stock award compensation	—	—	10,691	—	—	—	—	10,691
Repurchase of common stock (Note 20)	(84)	—	—	—	84	(10,775)	—	(10,775)
Acquisition of noncontrolling interest shares	—	—	(11)	—	—	—	—	(11)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	76	76
Noncontrolling interests attributable to subsidiary equity plan	—	—	82	—	—	—	(53)	29
Net income attributable to the Ensign Group, Inc.	—	—	—	80,277	—	—	—	80,277
BALANCE - MARCH 31, 2025	57,547	$61	$551,867	$1,503,442	3,484	$(128,553)	$3,340	$1,930,157

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
BALANCE - JANUARY 1, 2024	56,597	$60	$465,707	$1,142,653	3,390	$(116,555)	$5,452	$1,497,317
Issuance of common stock to employees and directors resulting from the exercise of stock options	219	—	6,229	—	—	—	—	6,229
Issuance of restricted stock, net of forfeitures	88	—	6,165	—	—	—	—	6,165
Shares of common stock used to satisfy tax withholding obligations	—	—	—	—	—	(14)	—	(14)
Dividends declared ($0.0600 per share)	—	—	—	(3,414)	—	—	—	(3,414)
Employee stock award compensation	—	—	8,231	—	—	—	—	8,231
Acquisition of noncontrolling interest shares	—	—	(10)	—	—	—	—	(10)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	125	125
Noncontrolling interests attributable to subsidiary equity plan	—	—	14	—	—	—	(11)	3
Net income attributable to the Ensign Group, Inc.	—	—	—	68,835	—	—	—	68,835
BALANCE - MARCH 31, 2024	56,904	$60	$486,336	$1,208,074	3,390	$(116,569)	$5,566	$1,583,467
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$80,353	$68,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,188	19,657
Amortization of deferred financing fees	266	266
Non-cash leasing arrangement	208	195
Impairment of long-lived assets	—	1,849
Deferred income taxes	—	638
Provision for doubtful accounts	438	378
Stock-based compensation	10,724	8,238
Cash received from insurance proceeds	—	199
Loss (gain) on insurance claims and asset disposals	420	(171)
Change in operating assets and liabilities
Accounts receivable	(14,589)	(34,964)
Prepaid income taxes	13,057	3,830
Prepaid expenses and other assets	(9,360)	(11,388)
Cash surrender value of life insurance policy premiums	(7,489)	(9,678)
Deferred compensation liability	7,441	9,059
Operating lease obligations	(102)	606
Accounts payable	(3,521)	(10,376)
Accrued wages and related liabilities	(60,021)	(38,978)
Income taxes payable	13,219	16,173
Other accrued liabilities	8,278	(3,236)
Accrued self-insurance liabilities	8,710	14,055
NET CASH PROVIDED BY OPERATING ACTIVITIES	$72,220	$35,312
Cash flows from investing activities:
Purchase of property and equipment	(42,926)	(29,437)
Cash payments for acquisitions	(159,172)	(2,437)
Escrow deposits	(35,069)	(486)
Cash from insurance proceeds and the sale of assets	1,494	536
Purchases of investments	(25,984)	(12,815)
Maturities of investments	17,862	10,284
Other restricted assets	(9)	(300)
NET CASH USED IN INVESTING ACTIVITIES	$(243,804)	$(34,655)

Cash flows from financing activities:
Payments on debt	(1,009)	(975)
Issuance of common stock upon exercise of options	5,050	6,229
Repurchase of shares of common stock to satisfy tax withholding obligations	(14)	(14)
Repurchase of shares of common stock (Note 20)	(10,775)	—
Dividends paid	(3,589)	(3,396)
Non-controlling interest distribution	—	(278)
Purchase of non-controlling interest	(11)	(10)

NET CASH (USED IN)/PROVIDED BY IN FINANCING ACTIVITIES	$(10,348)	$1,556
Net (decrease) increase in cash and cash equivalents	(181,932)	2,213
Cash and cash equivalents beginning of period	464,598	509,626
Cash and cash equivalents end of period	$282,666	$511,839

	Three Months Ended March 31,
(In thousands)	2025	2024
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,769	$1,729
Lease liabilities	59,165	51,207
Non-cash financing and investing activity
Accrued capital expenditures	$7,800	$4,800
Accrued dividends declared	3,597	3,414
Right-of-use assets obtained in exchange for new and modified operating lease obligations	57,961	80,920

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, shares and options in thousands, except per share data)
1. DESCRIPTION OF BUSINESS
The Company — The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company's independent subsidiaries provide health care services across the post-acute care continuum and engage in the ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare-related properties and ancillary businesses. As of March 31, 2025, the Company's independent subsidiaries operated 340 facilities and other ancillary operations located in Alabama, Alaska, Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oregon, South Carolina, Tennessee, Texas, Utah, Washington and Wisconsin. The Company's independent subsidiaries have a collective capacity of approximately 34,900 operational skilled nursing beds and 3,200 senior living units. As of March 31, 2025, the Company's independent subsidiaries operated 233 facilities under long-term lease arrangements and had options to purchase eight of those 233 facilities. The Company's real estate portfolio consists of 140 owned real estate properties, which includes 107 facilities operated and managed by the Company's independent subsidiaries, 33 operations leased to and operated by third-party operators and the Service Center (defined below) location. Of those 33 third-party operations, one senior living operation is located on the same real estate property as a skilled nursing operation that an independent subsidiary operates.
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
Other Information — The accompanying condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 (collectively, the Interim Financial Statements) are unaudited. Certain information and note disclosures normally included in the annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2024 which are included in the Company’s Annual Report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The preparation of the Interim Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Interim Financial Statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Company’s Interim Financial Statements relate to revenue, acquired property and equipment, goodwill, right-of-use assets, impairment of long-lived assets, lease liabilities, general and professional liabilities, workers' compensation and healthcare claims included in accrued self-insurance liabilities and income taxes. Actual results could differ from those estimates. Certain amounts in the prior period condensed statement of income have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net income.
Recently Issued Accounting Pronouncements — In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. This guidance is effective for annual periods beginning after December 15, 2024, which will be the Company's fiscal year 2025, with early adoption permitted. The adoption is expected to enhance the Company's Notes to the Consolidated Financial Statements. The Company is currently evaluating the impact of the ASU on its Annual Report.
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

Revenue from the Medicare and Medicaid programs accounted for 69.5% and 71.6% of all service revenue for the three months ended March 31, 2025 and 2024, respectively. Settlements with Medicare and Medicaid payors for retroactive adjustments due to audits and reviews are considered variable consideration and are included in the determination of the estimated transaction price. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity. Consistent with healthcare industry practices, any changes to these revenue estimates are recorded in the period the change or adjustment becomes known based on the final settlement. The Company recorded adjustments to revenue which were not material to the Company's revenue for the three months ended March 31, 2025 and 2024.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Service revenue for the three months ended March 31, 2025 and 2024 is summarized in the following tables:

	Three Months Ended March 31,
	2025		2024
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid(1)	$453,840	38.9%	$390,163	38.8%
Medicare	287,751	24.7	265,583	26.4
Medicaid — skilled	69,551	5.9	63,309	6.4
Total Medicaid and Medicare	$811,142	69.5%	$719,055	71.6%
Managed care	227,217	19.5	188,104	18.7
Private and other(2)	128,681	11.0	97,326	9.7
SERVICE REVENUE	$1,167,040	100.0%	$1,004,485	100.0%
(1) Medicaid payor includes revenue for senior living operations.
(2) Private and other also includes revenue from senior living operations and all revenue generated in other ancillary services.

In addition to the service revenue above, the Company's rental revenue derived from triple-net lease arrangements with third parties was $6,001 and $5,687, respectively, for the three months ended March 31, 2025 and 2024.
Balance Sheet Impact
Included in the Company’s condensed consolidated balance sheets are contract balances, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company had no material contract liabilities and contract assets as of March 31, 2025 and December 31, 2024, or activity during the three months ended March 31, 2025 and 2024.

Accounts receivable consist primarily of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans and private payor sources, net of estimates for variable consideration and doubtful accounts. Accounts receivable as of March 31, 2025 and December 31, 2024, is summarized in the following table:

	March 31, 2025	December 31, 2024
Medicaid	$217,845	$228,872
Managed care	151,162	139,711
Medicare	85,571	77,056
Private and other payors	137,870	132,693
	$592,448	$578,332
Less: allowance for doubtful accounts	(8,400)	(8,435)
ACCOUNTS RECEIVABLE, NET	$584,048	$569,897
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

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended March 31,
	2025	2024
NUMERATOR:
Net income	$80,353	$68,960
Less: net income attributable to noncontrolling interests	76	125
Net income attributable to The Ensign Group, Inc.	$80,277	$68,835

DENOMINATOR:
Weighted average shares outstanding for basic net income per share	57,099	56,337
Basic net income per common share:	$1.41	$1.22

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended March 31,
	2025	2024
NUMERATOR:
Net income	$80,353	$68,960
Less: net income attributable to noncontrolling interests	76	125
Net income attributable to The Ensign Group, Inc.	$80,277	$68,835

DENOMINATOR:
Weighted average common shares outstanding	57,099	56,337
Plus: incremental shares from assumed conversion (1)	1,401	1,584
Adjusted weighted average common shares outstanding	58,500	57,921
Diluted net income per common share:	$1.37	$1.19
(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 1,171 and 1,143 for the three months ended March 31, 2025 and 2024, respectively.
5. FAIR VALUE MEASUREMENTS

The Company's financial assets include held-to-maturity investments carried at amortized cost basis of $146,635 and $138,600, of which $75,707 and $65,831 are designated to support long-term insurance subsidiary liabilities, as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, the amortized cost basis of these financial assets are considered to approximate fair value and are derived using Level 2 inputs. The Company believes its amortized cost basis investments that were in an unrealized loss position as of March 31, 2025 and December 31, 2024 do not require an allowance for expected credit losses, nor has any event occurred through the filing date of this report that would indicate differently.

The Company's financial assets also include the contracts insuring the lives of certain employees who are eligible to participate in non-qualified deferred compensation plans that are held in a rabbi trust. The cash surrender value of these contracts is based on funds that shadow the investment allocations specified by participants in the deferred compensation plan and are held at fair value. As of March 31, 2025 and December 31, 2024, the fair value of the investment funds was $63,538 and $56,049, respectively, which are derived using Level 2 inputs.

Additionally, the Company has other investments held at historical cost basis, which are not material, for which the fair value is derived using Level 3 inputs.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. STANDARD BEARER
Standard Bearer's real estate portfolio consists of 135 of the Company's 140 owned real estate properties, of which 103 are operated and managed by the Company's independent subsidiaries and 33 are leased to and operated by third-party operators. Of those 33 operations, one senior living operation is located on the same real estate property as a skilled nursing operation that an independent subsidiary operates.
During the three months ended March 31, 2025, Standard Bearer added $147,796 of real estate assets associated with eight stand-alone skilled nursing operations, one stand-alone senior living operation and two campus operations. Four of the acquisitions were related to exercising purchase options under an existing lease arrangement from CareTrust REIT, Inc. (CareTrust). All these additions are operated by the Company's independent subsidiaries. Refer to Note 7, Operation Expansions, for additional information.
Subsequent to March 31, 2025, Standard Bearer added $24,781 of real estate assets associated with two stand-alone skilled nursing operations, of which one was leased back to the Company's independent subsidiaries and one leased to a third-party operator. Refer to Note 7, Operation Expansions, for additional information.
As of the date of this filing, the preliminary allocation of the purchase price for the acquisitions in the first quarter and subsequently has not been finalized, as necessary valuation information was not yet available.
During the three months ended March 31, 2024, Standard Bearer added $1,604 of real estate assets associated with one skilled nursing facility, which is operated by the Company's independent subsidiary. Refer to Note 7, Operation Expansions, for additional information.
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
Intercompany master lease agreements
Certain of the Company's independent subsidiaries and 103 Standard Bearer independent real estate subsidiaries have entered into seven triple-net master lease agreements (collectively, the Standard Bearer Master Leases). The lease periods range from 15 to 19 years with three five-year renewal options beyond the initial term, on the same terms and conditions. The rent structure under the Standard Bearer Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the independent subsidiaries are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties; (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Intercompany rental revenue generated from Ensign affiliated operations for the three months ended March 31, 2025 and 2024 was $23,904 and $18,006, respectively.
Intercompany management agreement
Standard Bearer has no employees. The Service Center provides personnel and services to Standard Bearer pursuant to the management agreement between Standard Bearer and the Service Center. The management agreement provides for a base management fee that is equal to 5.0% of total rental revenue and an incentive management fee that is equal to 5.0% of funds from operations (FFO) and is capped at 1.0% of total rental revenue, for a total of 6.0%. Management fee generated between Standard Bearer and the Service Center for the three months ended March 31, 2025 and 2024 was $1,692 and $1,332, respectively, both representing 6% of total Standard Bearer rental revenue.
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
Equity Instrument Denominated in the Shares of a Subsidiary
As part of the formation of Standard Bearer in 2022, the Company established the Standard Bearer Healthcare REIT, Inc. 2022 Omnibus Incentive Plan (Standard Bearer Equity Plan). The Company may grant stock options and restricted stock awards under the Standard Bearer Equity Plan to employees and management of Ensign's independent subsidiaries. These awards generally vest over a period of five years or upon the occurrence of certain prescribed events. The value of the stock options and restricted stock awards is tied to the value of the common stock of Standard Bearer, which is determined based on an independent valuation of Standard Bearer. The Company can also call the awards, generally upon employee termination. During the three months ended March 31, 2025 and 2024, the Company did not grant any stock options or restricted shares under the Standard Bearer Equity Plan. During the three months ended March 31, 2025 and 2024, there were no restricted stock awards vested for the periods.
The grant-date fair value of the awards is recognized as compensation expense over the relevant vesting periods, with a corresponding adjustment to noncontrolling interests. The grant value was determined based on an independent valuation of the subsidiary shares. For the three months ended March 31, 2025, the Standard Bearer Equity Plan's share-based compensation expense was not material. There was no expense during the three months ended March 31, 2024.
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
2025 Expansions
During the three months ended March 31, 2025, the Company expanded its operations and real estate portfolio through a combination of long-term leases and real estate purchases, with the addition of 11 stand-alone skilled nursing operations, one stand-alone senior living operation and one campus operation. Of these additions, Standard Bearer acquired the real estate of seven of these operations, all of which were leased back to the Company's independent subsidiaries. Refer to Note 6, Standard Bearer, for additional information on the purchase of real estate properties. These new operations added a total of 1,365 operational skilled nursing beds and 132 operational senior living units to be operated by the Company's independent subsidiaries.
Subsequent to March 31, 2025, the Company expanded its operations through a combination of long-term leases and real estate purchases, with the addition of two stand-alone skilled nursing operations and one stand-alone senior living operation. Of these additions, Standard Bearer acquired the real estate of one stand-alone skilled nursing operation, which was leased back to the Company's independent subsidiary. Refer to Note 6, Standard Bearer, for additional information on the purchase of the real estate property. The new operations added 241 operational skilled nursing beds and 68 operational senior living units to be operated by the Company's independent subsidiaries. Additionally, the Company added one stand-alone senior living facility to its real estate portfolio, which is leased to a third-party operator.
2024 Expansions
During the three months ended March 31, 2024, the Company expanded its operations and real estate portfolio through a combination of long-term leases and a real estate purchase, with the addition of five stand-alone skilled nursing operations. Of these additions, Standard Bearer acquired the real estate of one of the stand-alone skilled nursing operation, which was leased back to the Company's independent subsidiary. Refer to Note 6, Standard Bearer, for additional information on the purchase of real estate property. These new operations added a total of 591 operational skilled nursing beds to be operated by the Company's independent subsidiaries. The Company also invested in new ancillary services that are complementary to its existing businesses.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of the date of this filing, the preliminary allocation of the purchase price for the acquisitions in the first quarter of 2025 was not finalized as necessary valuation information was not yet available. The table below presents the allocation of the purchase price for the operations acquired during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Land	$20,136	$241
Building and improvements	127,660	1,503
Equipment, furniture, and fixtures	2,723	189
Assembled occupancy	324	—
Goodwill	8,329	372
Other indefinite-lived intangible assets	—	132
TOTAL ACQUISITIONS	$159,172	$2,437
The Company’s acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within its target markets that offer strong opportunities for return. The operations added by the Company are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operations, is often inadequate, inaccurate or unavailable. Consequently, the Company believes that prior operating results are not a meaningful representation of the Company’s current operating results or indicative of the integration potential of its newly acquired independent subsidiaries. The operations added during the three months ended March 31, 2025 were not material to the Company individually or in the aggregate. Accordingly, pro forma financial information is not presented. These additions have been included in the condensed consolidated balance sheets of the Company, and the operating results have been included in the condensed consolidated statements of income of the Company since the date the Company gained effective control.
8. BUSINESS SEGMENTS

The Company has two reportable segments: (1) skilled services, which includes the operation of skilled nursing facilities and rehabilitation therapy services and (2) Standard Bearer, which is comprised of selected real estate properties owned by Standard Bearer and leased to skilled nursing and senior living operators.

As of March 31, 2025, the skilled services segment includes 297 skilled nursing and 31 campus operations that provide both skilled nursing and rehabilitative care services and senior living services. The Company's Standard Bearer segment consists of 135 owned real estate properties.

The Company also reports an “All Other” category that includes results from its senior living operations, which includes 12 stand-alone senior living operations and the senior living operations at 31 campus operations that provide both skilled nursing and rehabilitative care services and senior living services. In addition, the "All Other" category includes mobile diagnostics, medical transportation, other real estate, other ancillary operations and the Service Center. Services included in the “All Other” category are insignificant individually, and therefore do not constitute a reportable segment.

The Company’s reportable segments are significant operating segments that offer differentiated services. The segment structure reflects the Company's current operational and financial management and provides the best structure to maximize the quality of care and investment strategy provided, while maintaining financial discipline.

Segment income (loss) is defined as income or loss before provision for income taxes, excluding gain or loss from sale of real estate, real estate insurance recoveries and impairment of long-lived assets. The Company's chief operating decision maker or CODM, who is the Chief Executive Officer, reviews segment income or loss for each operating segment to evaluate performance and allocate capital resources. The CODM uses segment income or loss to analyze actual results as part of operational planning and to decide whether to reinvest profits into the segments or into other parts of the Company, such as through acquisitions, to pay dividends or to recommend a stock repurchase program. The Company's CODM does not review assets by segment in his resource allocation and therefore assets by segment are not disclosed below.

Intercompany revenue is eliminated in consolidation, along with corresponding intercompany expenses. Included in segment income for Standard Bearer is expense for intercompany services provided by the Service Center as described in Note 6, Standard Bearer, as it is part of the CODM financial information.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables set forth financial information for the segments:

	Three Months Ended March 31, 2025
	Skilled Services	Standard Bearer	Total
Service revenue(1)	$1,123,554	$—	$1,123,554
Rental revenue	—	28,401	28,401
Segment revenue	$1,123,554	$28,401	$1,151,955

Reconciliation of revenue:
All other revenue(2)			52,426
Elimination of intercompany revenue(3)			(31,340)
TOTAL CONSOLIDATED REVENUE			$1,173,041
Less:
Other segment items(4)	966,410	2,606
Depreciation and amortization	13,213	8,476
Interest expense(5)	—	8,736
Segment income	$143,931	$8,583	$152,514

Reconciliation of profit or loss:
All other not included in segment income			(45,934)
INCOME BEFORE PROVISION FOR INCOME TAXES			$106,580
(1) Skilled services service revenue does not include intercompany service revenue generated by ancillary operations provided to the Company's independent subsidiaries and management service revenue generated by the Service Center with Standard Bearer. Intercompany service revenue is eliminated in "Elimination of intercompany revenue".
(2) All other revenue includes $49,427 of service revenue and $2,999 of rental revenue for the three months ended March 31, 2025, both of which include intercompany revenue that is eliminated in "Elimination of intercompany revenue".
(3) Elimination of intercompany revenue includes the elimination of intercompany rental revenue of $25,399 and intercompany service revenue of $5,941 for the three months ended March 31, 2025.
(4) Other segment items includes cost of services and rent expense for the skilled services segment and cost of services, rent expense and general and administrative expenses for the Standard Bearer segment. Additionally, there are intercompany expenses of $31,340 during the three months ended March 31, 2025, which are eliminated in consolidation.
(5) Included in interest expense in Standard Bearer is interest from intercompany debt arrangements between Standard Bearer and The Ensign Group, Inc. of $7,040 during the three months ended March 31, 2025, which is eliminated in consolidation.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended March 31, 2024
	Skilled Services	Standard Bearer	Total
Service revenue(1)	$969,602	$—	$969,602
Rental revenue	—	22,201	22,201
Segment revenue	$969,602	$22,201	$991,803

Reconciliation of revenue:
All other revenue(2)			42,572
Elimination of intercompany revenue(3)			(24,203)
TOTAL CONSOLIDATED REVENUE			$1,010,172
Less:
Other segment items(4)	832,257	2,137
Depreciation and amortization	10,536	6,829
Interest expense(5)	—	5,977
Segment income	$126,809	$7,258	$134,067

Reconciliation of profit or loss:
All other not included in segment income			(44,469)
INCOME BEFORE PROVISION FOR INCOME TAXES			$89,598
(1) Skilled services service revenue does not include intercompany service revenue generated by ancillary operations provided to the Company's independent subsidiaries and management service revenue generated by the Service Center with Standard Bearer. Intercompany service revenue is eliminated in "Elimination of intercompany revenue".
(2) All Other revenue includes $39,626 of service revenue and $2,946 of rental revenue for the three months ended March 31, 2024, both of which include intercompany revenue that is eliminated in "Elimination of intercompany revenue".
(3) Elimination of intercompany revenue includes the elimination intercompany rental revenue of $19,460 and intercompany service revenue of $4,743 for the three months ended March 31, 2024.
(4) Other segment items includes cost of services and rent expense for the skilled services segment and cost of services, rent expense and general and administrative expenses for the Standard Bearer segment. Additionally, there are intercompany expenses of $24,203 during the three months ended March 31, 2024, which is eliminated in consolidation.
(5) Included in interest expense in Standard Bearer is interest from intercompany debt arrangements between Standard Bearer and The Ensign Group, Inc. of $4,285 during the three months ended March 31, 2024, which is eliminated in consolidation.

Service revenue by major payor source were as follows:

	Three Months Ended March 31, 2025
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$443,411	$10,429	$453,840	38.9%
Medicare	287,751	—	287,751	24.7
Medicaid-skilled	69,551	—	69,551	5.9
Subtotal	$800,713	$10,429	$811,142	69.5%
Managed care	227,217	—	227,217	19.5
Private and other(2)	95,624	33,057	128,681	11.0
TOTAL SERVICE REVENUE	$1,123,554	$43,486	$1,167,040	100.0%

(1) Medicaid payor includes revenue generated from senior living operations.
(2) Private and other payors also includes revenue from senior living operations and all revenue generated in other ancillary services.
(3) All Other incorporates intercompany eliminations.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended March 31, 2024
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$382,118	$8,045	$390,163	38.8%
Medicare	265,583	—	265,583	26.4
Medicaid-skilled	63,309	—	63,309	6.4
Subtotal	$711,010	$8,045	$719,055	71.6%
Managed care	188,104	—	188,104	18.7
Private and other(2)	70,488	26,838	97,326	9.7
TOTAL SERVICE REVENUE	$969,602	$34,883	$1,004,485	100.0%

(1) Medicaid payor includes revenue generated from senior living operations.
(2) Private and other payors also includes revenue from senior living operations and all revenue generated in other ancillary services.
(3) All Other incorporates intercompany eliminations.
9. PROPERTY AND EQUIPMENT - NET
Property and equipment, net consists of the following:

	March 31, 2025	December 31, 2024
Land	$183,009	$162,873
Buildings and improvements	1,067,867	933,790
Leasehold improvements	221,540	212,603
Equipment	418,828	396,018
Furniture and fixtures	4,516	4,349
Construction in progress	46,402	41,209
	$1,942,162	$1,750,842
Less: accumulated depreciation	(482,784)	(459,488)
PROPERTY AND EQUIPMENT, NET	$1,459,378	$1,291,354

Management evaluated its long-lived assets and recorded an impairment charge of $1,849 within the Company's consolidated statement of income as cost of services during the three months ended March 31, 2024. The Company determined there was no impairment during the three months ended March 31, 2025.
10. INTANGIBLE ASSETS - NET

		March 31, 2025			December 31, 2024
	Weighted Average Life (Years)
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Assembled occupancy	0.4	$2,315	$(1,927)	$388	$1,991	$(1,316)	$675
Facility trade name	30.0	733	(468)	265	733	(462)	271
Customer relationships	18.4	4,582	(2,954)	1,628	4,582	(2,902)	1,680
TOTAL		$7,630	$(5,349)	$2,281	$7,306	$(4,680)	$2,626

During the three months ended March 31, 2025 and 2024, amortization expense was $811 and $401, respectively, of which $142 and $303 was related to the amortization of right-of-use assets, respectively.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2025 (remainder)	$537
2026	234
2027	234
2028	234
2029	234
2030	234
Thereafter	574
$2,281
Other indefinite-lived intangible assets consist of the following:

	March 31, 2025	December 31, 2024
Trade name	$889	$889
Medicare and Medicaid licenses	3,777	3,777
TOTAL	$4,666	$4,666
11. GOODWILL
Goodwill is subject to annual testing for impairment during the fourth quarter of each year. In addition, goodwill is tested for impairment if events occur or circumstances indicate that its carrying value may not be recoverable. There were no indicators of goodwill impairment noted during the three months ended March 31, 2025. The Company anticipates that the majority of goodwill recognized will be fully deductible for tax purposes as of March 31, 2025. Provided that goodwill corresponds to the acquisition of a business and not merely the acquisition of real estate property, the Company's Standard Bearer segment appropriately does not carry a goodwill balance. The following table represents activity in goodwill by the skilled services segment and "all other" category as of and for the three months ended March 31, 2025:

	Goodwill
	Skilled Services	All Other	Total
January 1, 2025	$88,626	$9,355	$97,981
Additions	8,329	—	8,329
March 31, 2025	$96,955	$9,355	$106,310
12. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	March 31, 2025	December 31, 2024
Quality assurance fee	$13,423	$12,667
Refunds payable	74,340	56,755
Resident advances	14,572	18,818
Cash held in trust for patients	6,301	6,370
Dividends payable	3,597	3,589
Property taxes	8,782	15,400
Income tax payable	13,219	—
Other	19,623	18,458
OTHER ACCRUED LIABILITIES	$153,857	$132,057

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Quality assurance fee represents the aggregate of amounts payable to various states that have a mandated fee based on patient days or licensed beds. Refunds payable includes payables related to overpayments, duplicate payments and credit balances from various payor sources. Resident advances occur when the Company receives payments in advance of services provided. Cash held in trust for patients reflects monies received from or on behalf of patients. Maintaining a trust account for patients is a regulatory requirement and, while the trust assets offset the liabilities, the Company assumes a fiduciary responsibility for these funds. The cash balance related to this liability is included in other current assets in the condensed consolidated balance sheets.

13. INCOME TAXES
The Company recorded income tax expense of $26,227 and $20,638 during the three months ended March 31, 2025 and 2024, respectively, or 24.6% of earnings before income taxes for the three months ended March 31, 2025, compared to 23.0% for the three months ended March 31, 2024. The effective tax rate for both periods is driven by the impact of excess tax benefits from stock-based compensation, offset by non-deductible expenses including non-deductible compensation.

The Company is not currently under examination by any major income tax jurisdiction. During 2025, the statutes of limitations will lapse on the Company's 2021 federal tax year and certain 2020 and 2021 state tax years. The Company does not believe the federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the three months ended March 31, 2025 and 2024.
14. DEBT
Debt consists of the following:

	March 31, 2025	December 31, 2024
Mortgage loans and promissory note	$147,429	$148,438
Less: current maturities	(4,120)	(4,086)
Less: debt issuance costs, net	(2,724)	(2,767)
LONG-TERM DEBT LESS CURRENT MATURITIES	$140,585	$141,585
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

Borrowings made under the Credit Facility are guaranteed, jointly and severally, by certain of the Company’s wholly-owned subsidiaries, and are secured by a pledge of stock of the Company's material independent subsidiaries as well as a first lien on substantially all of such independent subsidiaries' personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the terms of the Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of (i) a maximum consolidated total net debt to consolidated EBITDA ratio (which shall not be greater than 3.75:1.00; provided that if the aggregate consideration for approved acquisitions in a six month period is greater than $50,000, then the ratio can be increased at the election of the Company with notice to the administrative agent to 4.25:1.00 for the first fiscal quarter and the immediately following three fiscal quarters), and (ii) a minimum interest/rent coverage ratio (which cannot be less than 1.50:1.00). As of March 31, 2025, there was no outstanding debt under the Credit Facility. The Company was in compliance with all loan covenants as of March 31, 2025.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Mortgage Loans and Promissory Note

As of March 31, 2025, the Company has 23 subsidiaries that have mortgage loans insured with HUD in the aggregate amount of $146,045, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates in a range of 3.1% to 4.2%, including fixed interest rates in a range of 2.4% to 3.3% per annum. In addition to the interest rate, the Company incurs other fees for HUD placement, including, but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees based on the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10.0% and is reduced by 3.0% in the fourth year of the loan and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years.

In addition to the HUD mortgage loans above, the Company has a promissory note of $1,384 that bears a fixed interest rate of 5.3% per annum and has a term of 12 years. The note, which was assumed as part of an acquisition, is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.

Off-Balance Sheet Arrangements

As of March 31, 2025, the Company had approximately $27,893 of borrowing capacity under the Credit Facility pledged as collateral to secure outstanding letters of credit. The Company believes that its outstanding letters of credit as of March 31, 2025 do not require an allowance for expected credit losses, nor has any event occurred through the filing date of this report that would indicate differently.

15. OPTIONS AND AWARDS
Stock-based compensation expense consists of stock-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three months ended March 31, 2025 and 2024 was based on awards expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
2022 Omnibus Incentive Plan (2022 Plan) — The Company has one stock incentive plan, the 2022 Omnibus Incentive Plan (the 2022 Plan), pursuant to which grants of the Company's securities may currently be made. Including the shares rolled over from the 2017 Omnibus Incentive Plan, the 2022 Plan provides for the issuance of 3,452 shares of common stock. The number of shares available to be issued under the 2022 Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) two shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). Non-employee director options, to the extent granted, will vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other options generally vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. At March 31, 2025, the total number of shares available for issuance under the 2022 Plan was 28.
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
Stock Options
The Company used the following assumptions for stock options granted during the three months ended March 31, 2025 and 2024:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2025	152	4.3%	6.2 years	39.8%	0.2%
2024	181	4.3%	6.1 years	40.9%	0.2%

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the three months ended March 31, 2025 and 2024, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2025	152	$126.34	$57.17
2024	181	$122.69	$56.23
The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the three months ended March 31, 2025 and 2024 and therefore, the intrinsic value was $0 at the date of grant.
The following table represents the employee stock option activity during the three months ended March 31, 2025:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2025	3,987	$78.84	1,895	$52.64
Granted	152	126.34
Forfeited	(14)	111.49
Exercised	(106)	47.47
March 31, 2025	4,019	$81.35	1,941	$55.85

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of March 31, 2025 and December 31, 2024 is as follows:

Options	March 31, 2025	December 31, 2024

Outstanding	$198,136	$219,309
Vested	142,748	152,011
Expected to vest	52,289	63,243
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options. The aggregate intrinsic value of options that vested during the three months ended March 31, 2025 and 2024 was $6,045 and $7,382, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2025 and 2024 was $9,470 and $19,959, respectively.
Restricted Stock Awards
The Company granted 92 and 95 restricted stock awards during the three months ended March 31, 2025 and 2024, respectively. All awards were granted at an issue price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the three months ended March 31, 2025 and 2024 ranged from $126.34 to $134.58 and $116.65 to $122.69, respectively. The fair value per share includes quarterly stock awards to non-employee directors. Included in the restricted stock award grants are $8,003 and $6,165 of annual bonuses that were settled in vested restricted stock awards during the three months ended March 31, 2025 and 2024, respectively.
A summary of the status of the Company's non-vested restricted stock awards as of March 31, 2025 and changes during the three months ended March 31, 2025, is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	435	$102.71
Granted	92	128.67
Vested	(101)	115.25
Forfeited	(5)	114.00
Nonvested at March 31, 2025	421	$105.22

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the three months ended March 31, 2025, the Company granted 3.6 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards was $134.58 based on the market price on the grant date.
Stock-based compensation expense
Stock-based compensation expense recognized for the Company's equity incentive plans and long-term incentive plan for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024
Stock-based compensation expense related to stock options	$6,805	$4,988
Stock-based compensation expense related to restricted stock awards	3,402	2,727
Stock-based compensation expense related to restricted stock awards to non-employee directors	484	516
TOTAL	$10,691	$8,231

In future periods, the Company expects to recognize approximately $86,128 and $37,841 in stock-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of March 31, 2025. Future stock-based compensation expense will be recognized over 3.7 weighted average years for both unvested options and restricted stock awards. There were 2,078 unvested and outstanding options as of March 31, 2025, of which 1,913 options are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest as of March 31, 2025 was 6.7 years.

16. LEASES
The Company leases from CareTrust real property associated with 96 independent skilled nursing and senior living facilities used in the Company’s operations under eight “triple-net” master lease agreements (collectively, the Master Leases), which range in terms from 13 to 20 years. At the Company’s option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. The extension of the term of any of the Master Leases is subject to the following conditions: (1) no event of default under any of the Master Leases having occurred and continuing; and (2) the tenants providing timely notice of their intent to renew. The term of the Master Leases is subject to termination prior to the expiration of the current term upon default by the tenants in their obligations, if not cured within any applicable cure periods set forth in the Master Leases. If the Company elects to renew the term of a Master Lease, the renewal will be effective to all, but not less than all, of the leased property then subject to the Master Lease. During the three months ended March 31, 2025, the Company exercised purchase options under an existing lease arrangement to acquire the real estate of four facilities from CareTrust for $44,627.
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
The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The terms and conditions of the one stand-alone lease are substantially the same as those for the master leases described above. Total rent expense under the Master Leases was approximately $17,126 and $16,800 for the three months ended March 31, 2025 and 2024, respectively.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is in compliance with requirements of the Master Leases as of March 31, 2025.

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
The Company's 96 independent subsidiaries, excluding the subsidiaries that are operated under the Master Leases with CareTrust, are operated under 15 separate master lease arrangements. During the three months ended March 31, 2025, the Company entered into one new master lease arrangement to add six stand-alone skilled nursing facilities operated by the Company's independent subsidiaries with an initial term of 15 years. The new master lease arrangement increased the lease liabilities and right-of-use assets by $57,961 to reflect the new lease obligations. Under the master leases, a default at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
The components of operating lease expense are as follows:

	Three Months Ended March 31,
	2025	2024
Rent - cost of services(1)	$57,076	$51,876
Cost of services(2)	6,429	5,770
General and administrative expense	199	153
Depreciation and amortization(3)	142	303
	$63,846	$58,102
(1)Rent- cost of services includes deferred rent expense adjustments of $208 and $195 for the three months ended March 31, 2025 and 2024, respectively. Additionally, rent- cost of services includes other variable lease costs such as CPI increases and short-term leases of $4,004 and $3,057 for the three months ended March 31, 2025 and 2024, respectively.
(2)Cost of services includes variable lease costs, which consists of property taxes and insurance.
(3)Depreciation and amortization is related to the amortization of favorable and direct lease costs.

Future minimum lease payments for all third-party leases as of March 31, 2025 are as follows:

Year	Amount
2025 (remainder)	$158,154
2026	210,667
2027	209,973
2028	208,964
2029	205,115
2030	200,938
Thereafter	1,635,059
TOTAL LEASE PAYMENTS	$2,828,870
Less: present value adjustment	(964,484)
PRESENT VALUE OF TOTAL LEASE LIABILITIES	$1,864,386
Less: current lease liabilities	(97,176)
LONG-TERM OPERATING LEASE LIABILITIES	$1,767,210
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of March 31, 2025, the weighted average remaining lease term is 14.4 years and the weighted average discount rate used to determine the operating lease liabilities is 6.3%.
Subsequent to March 31, 2025, the Company expanded its operations through a new master lease with the addition of one stand-alone skilled nursing operation and one stand-alone senior living operation. The aggregate impact to the carrying value of lease liabilities and right-of-use assets related to the long-term leases is estimated to be approximately $34,000.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Lessor Activities

The Company leases its owned real estate properties to third-party operators, of which 32 senior living operations are operated by The Pennant Group, Inc. (Pennant). All of these properties are triple-net leases, whereby the respective tenants are responsible for all costs at the properties including: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The initial terms range from 14 to 16 years.
Total rental income from all third-party sources for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024
Pennant(1)	$4,122	$3,820
Other third-party(2)	1,879	1,867
TOTAL	$6,001	$5,687
(1) Pennant rental income includes variable rent such as property taxes of $310 and $318 during the three months ended March 31, 2025 and 2024.
(2) Other third-party includes rental revenue associated with the Company's subleases to third parties of $1,107 and $1,080 for the three months ended March 31, 2025 and 2024.
Future annual rental income for all third-party leases as of March 31, 2025 were as follows:

Year	Amount(1)
2025 (remainder)	$18,591
2026	24,123
2027	23,605
2028	23,369
2029	23,292
2030	22,300
Thereafter	98,057
TOTAL	$233,337
(1) Annual rental income includes base rents and variable rental income pursuant to existing leases as of March 31, 2025.
Subsequent to March 31, 2025, the Company entered into two lease agreements with a third-party operator for one stand-alone skilled nursing operation and one stand-alone senior living operation with an initial lease term of 15 years, respectively.
17. DEFINED CONTRIBUTION PLANS

The Company has a 401(k) defined contribution plan (the 401(k) Plan), whereby eligible employees may contribute up to 90% of their annual basic earnings, subject to applicable annual Internal Revenue Code limits. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company.

The Company has a non-qualified deferred compensation plan (DCP), whereby certain highly compensated employees who are otherwise ineligible to participate in the Company's 401(k) plan, may defer the receipt of a portion of their base compensation and, for certain employees, up to 100% of their eligible bonuses. Additionally, the DCP allows for the employee deferrals to be deposited into a rabbi trust and the funds are generally invested in individual variable life insurance contracts owned by the Company that are specifically designed to fund savings plans of this nature. The Company paid for related administrative costs, which were not significant during the three months ended March 31, 2025 and 2024.

As of March 31, 2025 and December 31, 2024, the Company accrued $65,232 and $63,051, respectively, as long term deferred compensation in other long term liabilities on the condensed consolidated balance sheets. Cash surrender value of the contracts is based on investment funds that shadow the investment allocations specified by participants in the deferred compensation plan. Refer to Note 5, Fair Value Measurements for more information on the funds.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the three months ended March 31, 2025, the Company recorded a loss related to its DCP of $282, which is included in other income (expense), and recorded an offsetting reduction in expense of $234, which is allocated between cost of services and general and administrative expenses. For the three months ended March 31, 2024, the Company recorded a gain related to its DCP of $2,394, which is included in other income (expense), and recorded an offsetting expense of $2,488, which is allocated between cost of services and general and administrative expenses.
18. SELF INSURANCE LIABILITIES
The Company is partially self-insured for general and professional liability claims up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per claim, per location and on an aggregate basis for the Company. The combined self-insured retention for the Company's independent subsidiaries in California is $1,000 per claim ($750 if an enforceable arbitration agreement applies), subject to an additional one-time deductible of $2,950. For the independent subsidiaries not in California, the self-insured claim is $750 per claim ($650 if an enforceable arbitration agreement applies), subject to an additional one-time, deductible of $4,500. For all independent subsidiaries, except those located in Colorado, the third-party coverage above these limits is $1,000 per claim, $3,000 per operation, with a $10,000 blanket aggregate limit and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits is $1,000 per claim and $3,000 per operation, which is independent of the aforementioned blanket aggregate limits that apply outside of Colorado.
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
The Company self-funds medical (including prescription drugs) and dental healthcare benefits for the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $525 for each covered person for fiscal year 2025.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table represents the Company's self-insurance insurance liabilities, on an undiscounted basis, inclusive of anticipated insurance recoveries, as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Accrued general liability and professional malpractice liabilities	$166,680	$160,149
Accrued workers’ compensation liabilities	38,375	37,291
Accrued health benefits	15,565	14,312
TOTAL SELF-INSURANCE LIABILITIES	$220,620	$211,752
Less: current self-insurance liabilities	69,959	67,331
LONG-TERM SELF-INSURANCE LIABILITIES	$150,661	$144,421
The anticipated insurance recoveries included in the self-insurance liabilities are presented gross rather than net with the corresponding asset of $17,899 and $17,741, as of March 31, 2025 and December 31, 2024, respectively, included in Restricted and other assets on the consolidated balance sheets.
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
In 2018, the Company, on behalf of its independent subsidiaries, received a CID from the DOJ stating that it was investigating to determine whether there had been a violation of the False Claims Act (FCA) and/or the Anti-Kickback Statute (AKS) with respect to the relationships between certain of the Company’s independent subsidiaries and persons who serve or have served as medical directors. In 2020, the Company was advised that the DOJ declined to intervene in any subsequent action filed in connection with the subject matter of this investigation. Despite the decision of the DOJ to decline to participate in litigation based on the subject matter of its previously issued CID, the involved qui tam relator moved forward with the complaint in 2020. In 2024, the Company mediated with the involved parties and agreed to settle the civil case for $48,000 and recorded the accrual as of December 31, 2023. Following the finalization of the settlement documents and payment of the settlement funds during the fourth quarter of 2024, the qui tam complaint was dismissed and the matter was resolved.
Medicare Revenue Recoupments — The Company's independent subsidiaries are subject to regulatory reviews relating to the provision of Medicare and Medicaid services, billings and potential overpayments as a result of Recovery Audit Contractors (RAC), various Program Safeguard Contractors, and Medicaid Integrity Contractor programs (collectively referred to as Reviews). Reviews vary in claim selection size and processes, ranging from a single episode/claim month to larger, multi-claim batches; and from single rounds of review to reviews of multiple rounds with pass/fail criteria. If an operation has a significant error rate or fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. The Company anticipates that these Reviews could increase in frequency in the future. As of March 31, 2025 and through the filing date of this report, 18 of the Company's independent subsidiaries had multi-claim Reviews scheduled or in process.
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
The Company’s receivables from Medicare and Medicaid payor programs accounted for 51.2% and 52.9% of its total accounts receivable as of March 31, 2025 and December 31, 2024, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 69.5% and 71.6% of the Company's revenue for the three months ended March 31, 2025 and 2024, respectively.
20. COMMON STOCK REPURCHASE PROGRAM
On February 21, 2025, the Board of Directors approved a stock repurchase program pursuant to which the Company may repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months from March 26, 2025. During the three months ended March 31, 2025, the Company purchased 84 shares of its common stock for $10,775. Subsequent to March 31, 2025, the Company repurchased 73 shares of its common stock for $9,225. This repurchase program expired upon the repurchase of the fully authorized amount under the plan and is no longer in effect.
On May 16, 2024, the Board of Directors previously approved a stock repurchase program pursuant to which the Company could repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months from September 1, 2024. The Company did not purchase any shares pursuant to this stock repurchase program before the repurchase program was cancelled on February 21, 2025.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On August 29, 2023, the Board of Directors previously approved a stock repurchase program pursuant to which the Company could repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months from September 1, 2023, which the program terminated by its terms on August 31, 2024. The Company did not purchase any shares pursuant to this stock repurchase program.
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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2024 (Annual Report), which discusses our business and related risks in greater detail, as well as subsequent reports we may file from time to time on Form 10-Q and Form 8-K, for additional information. The section entitled “Risk Factors” contained in Part II, Item 1A of this Quarterly Report on Form 10-Q, and similar discussions in our other SEC filings, also describe some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this Quarterly Report on Form 10-Q and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.
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
As used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the words, "Ensign," "Company," “we,” “our” and “us” refer to The Ensign Group, Inc. and its consolidated subsidiaries. All of our affiliated operations, the Service Center, our wholly-owned captive insurance subsidiary and our captive real estate investment trust (REIT) called Standard Bearer Healthcare REIT, Inc. (Standard Bearer) are operated by separate, wholly-owned, independent subsidiaries that have their own management, employees and assets. The use of "Ensign," "Company," “we,” “us,” “our” and similar verbiage in this Quarterly Report on Form 10-Q is not meant to imply that any of our affiliated operations, the Service Center, the captive insurance subsidiary or Standard Bearer are operated by the same entity. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included the Quarterly Report.
Overview
We are a provider of health care services across the post-acute care continuum. We engage in the operation, ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare related properties and ancillary businesses located in Alabama, Alaska, Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oregon, South Carolina, Tennessee, Texas, Utah, Washington and Wisconsin. Our independent subsidiaries, each of which strive to be the operation of choice in the communities they serve, provide a broad spectrum of services. As of March 31, 2025, we offered skilled nursing, long term acute care, senior living and rehabilitative care services through 340 skilled nursing and senior living facilities. Our real estate portfolio includes 140 owned real estate properties, which includes 107 facilities operated and managed by us, 33 operations leased to and operated by third-party operators and the Service Center location. Of the 33 third-party operations, one senior living operation is located on the same real estate property as a skilled nursing operation that we own and operate.

The following table summarizes our independent subsidiaries and operational skilled nursing beds and senior living units by ownership status as of March 31, 2025:

	Owned and Operated	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total for Facilities Operated
Number of facilities	107	8	225	340
Percentage of total	31.5%	2.4%	66.1%	100.0%
Operational skilled nursing beds	10,682	687	23,577	34,946
Percentage of total	30.6%	2.0%	67.4%	100.0%
Senior living units	1,938	142	1,140	3,220
Percentage of total	60.2%	4.4%	35.4%	100.0%
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
Operational Expansions — During the three months ended March 31, 2025, we expanded our operations and real estate portfolio through a combination of long-term leases and real estate purchases, with the addition of 11 stand-alone skilled nursing operations, one stand-alone senior living and one campus operation. Of these additions, Standard Bearer acquired the real estate of seven of these operations, which were leased back to Ensign affiliated entities. These new operations added a total of 1,365 operational skilled nursing beds and 132 operational senior living units to be operated by our affiliated operating subsidiaries.
Subsequent to March 31, 2025, we expanded our operations through a combination of long-term leases and real estate purchases, with the addition of two stand-alone skilled nursing operations and one stand-alone senior living operation. Of these additions, Standard Bearer acquired the real estate of one stand-alone skilled nursing operation, which was leased back to Ensign affiliated entities. This new operation added 241 operational skilled nursing beds and 68 operational senior living units to be operated by our affiliated operating subsidiaries. Additionally, we added one stand-alone senior living facility to our real estate portfolio, which is leased to a third-party operator. For further discussion of our real estate properties and expansions, see Note 6 and 7, Standard Bearer and Operation Expansions in the Notes to the Interim Financial Statements.
Expansion into New States — In the first quarter of 2025, we expanded our operations into the states of Alabama, Alaska and Oregon with the addition of three stand-alone skilled nursing operations and one campus operation. These expansions are part of our strategic vision to further strengthen our growing national presence in both existing and new attractive markets.
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

During the three months ended March 31, 2025, Standard Bearer added $147.8 million of real estate associated with eight stand-alone skilled nursing operations, one stand-alone senior living operation and two campus operations. Four of the acquisitions were related to exercising purchase options from CareTrust REIT, Inc. (CareTrust) lease arrangements, our independent subsidiaries were already operating and managing these locations. The remaining real estate acquisitions were leased back to our independent subsidiaries.
Subsequent to March 31, 2025, Standard Bearer added $24.8 million of real estate associated with two stand-alone skilled nursing operations, where one stand-alone skilled nursing facility was leased back to our independent subsidiaries and the remaining one real estate acquisition was leased to a third-party operator. Our existing relationships with third-party operators within our industry have allowed us to expand our growing REIT structure to operators outside of our organization.
Common Stock Repurchase Program — On February 21, 2025, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from March 26, 2025. During the three months ended March 31, 2025 and subsequently, we purchased 157 shares of our common stock for $20.0 million.
Facility Information

The following table sets forth the location of our facilities and the number of operational beds and units located at our skilled nursing, senior living and campus facilities as of March 31, 2025:

	Facility Counts				Bed / Unit Counts
	Skilled Operations	Senior Living Communities	Campus Operations(1)	Total	Skilled Operational Beds	Senior Living Units	Total Beds / Units
Texas	79	1	5	85	10,240	604	10,844
California	67	—	3	70	6,673	197	6,870
Arizona	33	1	6	40	5,009	891	5,900
Colorado	31	5	1	37	3,369	633	4,002
Utah	19	2	1	22	2,071	163	2,234
Washington	16	1	—	17	1,491	98	1,589
Idaho	11	—	1	12	993	21	1,014
Tennessee	11	—	—	11	1,120	—	1,120
Kansas	3	—	8	11	828	251	1,079
South Carolina	9	—	—	9	1,126	—	1,126
Nebraska	4	1	3	8	496	199	695
Iowa	6	—	2	8	530	31	561
Nevada	3	—	—	3	483	—	483
Wisconsin	3	—	—	3	182	—	182
Alaska	1	1	—	2	146	82	228
Alabama	1	—	—	1	91	—	91
Oregon	—	—	1	1	98	50	148
	297	12	31	340	34,946	3,220	38,166
(1) Campuses represent facilities that offer both skilled nursing and senior living services.

The following table provides summary information regarding the location of our owned and operated real estate properties as of March 31, 2025:

	Facility Counts				Bed / Unit Counts
	Skilled Operations	Senior Living Communities	Campus Operations(1)	Total	Skilled Operational Beds	Senior Living Units	Total Beds / Units
Texas	22	1	4	27	3,075	574	3,649
Arizona	12	—	5	17	2,044	494	2,538
California	10	—	1	11	1,190	42	1,232
Colorado	6	3	—	9	592	369	961
Utah	8	—	—	8	764	—	764
Kansas	1	—	5	6	440	167	607
South Carolina	5	—	—	5	544	—	544
Washington	5	—	—	5	504	—	504
Idaho	5	—	—	5	470	—	470
Nebraska	1	1	1	3	171	160	331
Tennessee	3	—	—	3	300	—	300
Wisconsin	3	—	—	3	182	—	182
Alaska	1	1	—	2	146	82	228
Iowa	2	—	—	2	162	—	162
Oregon	—	—	1	1	98	50	148
	84	6	17	107	10,682	1,938	12,620
(1) Campuses represent facilities that offer both skilled nursing and senior living services.

The following table provides summary information regarding the location of our owned real estate properties as of March 31, 2025:

	Owned and Operated by Ensign(1)	Owned and Leased to Third-Party Operators(1)	Service Center	Total Properties(1)
Texas(1)	27	6	—	32
Wisconsin	3	22	—	25
Arizona	17	1	—	18
California	11	2	1	14
Colorado	9	—	—	9
Utah	8	—	—	8
Washington	5	1	—	6
Kansas	6	—	—	6
Idaho	5	—	—	5
South Carolina	5	—	—	5
Nebraska	3	—	—	3
Tennessee	3	—	—	3
Iowa	2	—	—	2
Alaska	2	—	—	2
Oregon	1	—	—	1
Nevada	—	1	—	1
	107	33	1	140
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

	Three Months Ended March 31,
Skilled Mix:	2025	2024
Days	31.4%	31.0%
Revenue	50.2%	49.9%
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

The following table summarizes our overall occupancy statistics for skilled nursing operations for the periods indicated:

	Three Months Ended March 31,
Occupancy for skilled services:	2025	2024
Operational beds at end of period	34,946	31,169
Available patient days	3,099,677	2,814,719
Actual patient days	2,538,135	2,255,531
Occupancy percentage (based on operational beds)	81.9%	80.1%
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
Revenue Sources
The following tables set forth our total service revenue by payor source generated by our skilled services segment and our "All Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	Skilled Services		All Other (3)		Total Service Revenue
	2025	2024	2025	2024	2025	2024
Medicaid(1)	$443,411	$382,118	$10,429	$8,045	$453,840	$390,163
Medicare	287,751	265,583	—	—	287,751	265,583
Medicaid-skilled	69,551	63,309	—	—	69,551	63,309
Subtotal	$800,713	$711,010	$10,429	$8,045	$811,142	$719,055
Managed care	227,217	188,104	—	—	227,217	188,104
Private and other(2)	95,624	70,488	33,057	26,838	128,681	97,326
TOTAL SERVICE REVENUE	$1,123,554	$969,602	$43,486	$34,883	$1,167,040	$1,004,485

	Three Months Ended March 31,
	Skilled Services		All Other (3)		Total Service Revenue
	2025	2024	2025	2024	2025	2024
Medicaid(1)	39.5%	39.4%	24.0%	23.1%	38.9%	38.8%
Medicare	25.6	27.4	—	—	24.7	26.4
Medicaid-skilled	6.2	6.5	—	—	5.9	6.4
Subtotal	71.3%	73.3%	24.0%	23.1%	69.5%	71.6%
Managed care	20.2	19.4	—	—	19.5	18.7
Private and other(2)	8.5	7.3	76.0	76.9	11.0	9.7
TOTAL SERVICE REVENUE	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
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
Governmental and other authorities periodically inspect our independent subsidiaries to verify continued compliance with applicable regulations and standards. The operations must pass these inspections to remain licensed under state laws and to comply with Medicare and Medicaid provider agreements and applicable Conditions of Participation. The operations can only participate in these third-party payment programs if unannounced inspections by regulatory authorities reveal that the operations are in substantial compliance with applicable state and federal requirements. In the ordinary course of business, federal or state regulatory authorities may issue notices to the operations alleging deficiencies in certain regulatory practices, which may require corrective action to regain and maintain compliance. In some cases, federal or state regulators may impose other remedies including imposition of directed in-service training, state monitoring, civil monetary penalties, temporary admission and/or payment bans, loss of certification as a provider in the Medicare or Medicaid programs, or revocation of a state operating license.
We believe that the regulatory environment surrounding the healthcare industry subjects providers to intense scrutiny. In the ordinary course of business, providers are subject to inquiries, investigations and audits by federal and state agencies related to compliance with participation and payment rules under government payment programs. These inquiries may originate from the Department of Health and Human Services (HHS), Office of the Inspector General (OIG), state Medicaid agencies, state Attorney Generals, local and state ombudsman offices and the Centers for Medicare and Medicaid Services (CMS) Recovery Audit Contractors, among other agencies. In response to the inquiries, investigations and audits, federal and state agencies may impose citations for regulatory deficiencies and other regulatory penalties, including demands for refund of overpayments, expanded civil monetary penalties that extend over long periods of time and date back to incidents prior to surveyor visits, Medicare and Medicaid payment bans and terminations from those programs, which may be temporary or permanent in nature. We vigorously contest each such regulatory outcome when appropriate; however, there are significant legal and other expenses involved that consume our financial and personnel resources. Expansion of enforcement activity could adversely affect our business, financial condition or the results of operations.
Proposed, Anticipated and Recently Issued Rulemaking and Administrative Actions
The federal government, through CMS rulemaking, Presidential executive actions or Congressional legislation, and state and local governments have released the following proposed or final rulemaking, or administrative actions that may have an impact on our independent Skilled Nursing Facilities (SNFs) or Assisted Living Facilities (ALFs):
Biden-Harris Administration's Nursing Home Care Priorities — Prior to the change in Presidential Administration in 2025, the Biden-Harris Administration sought reform around reimbursement, staffing levels, standards of care, increased transparency and public disclosure of ownership, and enhanced civil remedies as a means of enforcement against those facilities that do not satisfy CMS’s standards. These rules are still in effect and enforceable. For example, the SNF PPS FY 2025 Final Rule granted CMS greater sanctioning authority for ongoing or persistent deficiencies in Medicare-participating SNFs. These increased sanctioning authorities will take effect in the 2025 federal fiscal year, which began on October 1, 2024. With the new administration, it currently is unknown whether any of these rules will be reduced in their scope or application, or whether they will be increased in any respects. The individuals appointed to serve as the Secretary of HHS and Director of CMS, respectively, have not yet provided any indication what their priorities of anticipated future actions would be in this area.

Ownership Transparency Final Rule — CMS' final rule published in November 2023 requires SNFs to publicly disclose certain additional information regarding their ownership and managerial relationships, including the identity of any person or legal entity that: (1) exercises financial, operational, or managerial control over any facility or part of a facility, or provides services to a facility that include its policies and procedures or cash management services; (2) leases or subleases real property to the facility, or owns 5% or more of the real property’s total value; and (3) provides any management or administrative services (or consults regarding the same), or provides accounting or financial services to SNFs. The rule also expands ownership and control interest disclosures to include information about each member of the facilities governing body, individuals or entities serving as officers, directors, members, partners or managing employees, and a comprehensive breakdown of the organizational structure of any additional disclosable party that is not a natural person along with a description of their relationships with the facility. As of November of 2024, all SNFs are required to comply with this rule’s requirements, which industry observers have noted have had adverse effects on some SNFs and their Medicare recertification.
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

Federal Legislation — The Home and Community-Based Services (HCBS) Access Act (Access Act) was introduced in 2023 to expand access to and resources available for HCBS. The Access Act ensures that Medicaid funding is made available to individuals who provide direct home- and community-based care to adults over the age of 60 or people who have disabilities. This bill also provides financial resources for the training of these direct care providers, who are intended to provide services to the elderly or disabled that range from advocacy and community integration to transportation and daily assistance tasks ranging from bathing and laundry to meal preparation and housekeeping. No further action was taken on the Access Act during the 118th Congress and that congressional session ended without the Access Act being passed into law. Comparable legislation has not yet been introduced in the 119th Congress, which began in January of 2025.

In addition, the HCBS Relief Act introduced in 2023, provides additional funds to states to stabilize their HCBS service delivery networks, recruit and retain HCBS direct care workers, and meet long-term service and support needs of people eligible for Medicaid home and community-based services. To qualify for the enhanced rate, a state must commit to initiatives aimed at improving the provision of services. No further action was taken on the HCBS Relief Act during the 118th Congress and that congressional session ended without the HCBS Relief Act being passed into law. Comparable legislation has not yet been introduced in the 119th Congress.

The Improving Care and Access to Nurses Act (I CAN Act) was introduced to the Senate on February 13, 2025. The I CAN Act expands the role of nurse practitioners (NPs) in SNFs and nursing homes by allowing them to certify, oversee, and supervise care under Medicare and Medicaid without requiring physician oversight, subject to state law. If enacted it would grant NPs the authority to certify patient admissions, manage care plans, and provide supervision in SNFs and intermediate care facilities. These proposed changes could potentially reduce reliance on physicians, streamline patient transitions from hospitals to long-term care, and increase access to care particularly in rural and underserved areas.

Under the direction of the Trump Administration, Congress is considering major cuts to federal spending on Medicaid. One of the options under consideration is to limit the amount of federal Medicaid funding they receive by levying taxes on providers and thereby increasing their reimbursement rates. Restricting these “provider taxes” would create financing gaps for states which could result in higher state taxes, reductions in Medicaid eligibility, lower provider payment rates, and fewer covered benefits.
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

California has also signed into law a bill that impacts the minimum wages of healthcare workers. Effective October 16, 2024, the law raised the minimum wage for California healthcare employees and set a new wage threshold for those who are considered exempt healthcare employees. The bill only becomes effective for SNFs if a direct care minimum spending requirement bill is also passed. While the existing requirement bill has not seen any traction, we anticipate a minimum spending bill could be proposed in the future.
On April 24, 2024, the California Department of Health Care Access and Information (HCAI) announced that the Office of Health Care Affordability’s Board approved a statewide healthcare spending target of 3.0%, which represents a long-term reduction of current levels of statewide healthcare spending. The spending target will be phased in over time, initially starting at 3.5% for 2025 and 2026, the target will be lowered to 3.2% for 2027 and 2028 before ultimately reaching 3% for 2029 and beyond.
CMS Minimum Staffing Standards Final Rule — In April 2024, CMS issued its final rule establishing minimum staffing standards for skilled nursing facilities (Staffing Rule). The Staffing Rule contains three primary staffing requirements and provides for a staggered and phase implementation over the next several years following the Staffing Rule’s publication. In addition, the Staffing Rule finalized the hardship exemption for the HPRD requirements and also enhanced transparency for the use of Medicaid payments for facility services, referenced as Medicaid Institutional Payment Transparency Reporting provisions (MIPTR).

The Staffing Rule has been met with further opposition and proposed legislation to halt its implementation. On May 23, 2024, the American Health Care Association (AHCA) filed a lawsuit in the Northern District of Texas against HHS and CMS, alleging that the Staffing Rule exceeds the scope of CMS’s statutory authority and violates the Administrative Procedure Act. The State of Texas brought suit and was granted consolidation of its lawsuit with AHCA's in the same venue arguing the rule is “arbitrary and capricious” and in violation of the Administrative Procedure Act. Subsequently, over 20 additional states have filed similar suits in opposition to the rule, as well as industry groups including Leading Age and the South Dakota Association of Healthcare Organizations. On January 16, 2025, the United States District Court for the Northern District of Iowa rejected a motion for preliminary injunction filed by the plaintiff states and LeadingAge affiliates. Litigation over the Staffing Rule remains ongoing and no final decision has yet been entered.

On April 7, 2025, the U.S. District Court for the Northern District of Texas issued a ruling to vacate the Biden Administration’s federal staffing mandate for nursing homes that was to be phased in starting in 2026. The court found that CMS lacks authority to issue a regulation that replaces Congress’s preferred minimum staffing hours with its own. While the Trump Administration can appeal the ruling, as of April 28, 2025, there has been no indication of an intent to do so.
Tariffs — On April 2, 2025, President Trump signed the executive order to impose a variety of tariffs to the global trading partners of the United States. These tariffs have the potential to increase costs on goods that are imported into the United States. As it pertains to our independent subsidiaries, tariffs on medical supplies may lead to higher costs to providers and the federal government through the Medicare and Medicaid programs and may impact the formulas used to calculate federal reimbursements.
Medicare
Medicare presently accounts for approximately 25.6% of our skilled nursing services revenue year-to-date, being our second-largest revenue payor. The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past, and could in the future, result in substantial reductions in our revenue and operating margins.
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
CMS’s SNF PPS FY 2025 Final Rule adopts several updates to the SNF QRP aimed at enhancing the integration of social determinants of health (SDOH) into patient assessments and ensuring the accuracy of reported data. Starting in fiscal year 2027, CMS will introduce four new SDOH items related to living situation, food security, and utility access, and modify an existing item on transportation availability in the MDS. Additionally, CMS requires that SNFs participating in the SNF QRP undergo a data validation process similar to that already implemented in the SNF Value-Based Purchasing (VBP) Program. Also beginning in fiscal year 2027, SNFs participating in the SNF QRP program must participate in a validation program similar to that used for SNFs participating in the SNF VBP Program.
Medicare Annual Payment Rule — CMS is required to calculate an annual Medicare market-basket update to the payment rates. For fiscal year 2026, CMS proposes updating SNF PPS rate by 2.8%, which will start on October 1, 2025 and will run through September 30, 2026. The net increase is based on a 3.0% market basket adjustment to account for inflation, plus a 0.6% forecast error adjustment and a negative 0.8% productivity adjustment. This increase does not include the SNF VBP reductions for certain SNFs subject to the net reduction in payments under the SNF VBP. In addition, CMS is proposing updates to the SNF VBP and SNF Quality Reporting Program (QRP) to simplify methodology and remove certain patient assessment data elements.

Final Rule Fiscal Year 2025 SNF PPS - CMS' final rule for the SNF PPS for FY 2025 (SNF PPS FY 2025 Final Rule) results in a net 4.2% increase in SNF payments under Medicare Part A in fiscal year 2025, which started on October 1, 2024 and will run through September 30, 2025. The net increase was based on the SNF market basket of 3.0%, plus a 1.7% market basket forecast error adjustment, and a negative 0.5% productivity adjustment. This increase does not include the SNF VBP reductions for certain SNFs subject to the net reduction in payments under the SNF VBP. CMS also revised the SNF market basket base year from the 2018 base year to the current 2022 base year and updated the payment rates used under the SNF PPS based on the FY 2025 market basket increase factor, which is adjusted by both the productivity adjustment and forecast error correction. Within this rule, CMS also updated the SNF PPS wage index using core-based statistical areas (CBSAs) to reflect regional wage costs.

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

Final Rule Fiscal Year 2024 SNF PPS — The SNF PPS FY 2024 Final Rule, which was effective October 1, 2023, updated the Medicare payment rates and modified the SNF QRP and the SNF VBP Program. The SNF PPS FY 2024 Final Rule finalized the rates to be paid in fiscal year 2024, which started on October 1, 2023 and ran through September 30, 2024. The net effect of these changes was an overall 4.0% increase in payments to SNFs in FY 2024. The increase included a 6.4% net market basket update to the payment rates of 3.0%, plus a 3.6% market basket forecast error adjustment, less a 0.2% productivity adjustment, as well as a negative 2.3% adjustment in the FY 2024 SNF PPS rates due to the second phase of the Patient Driven Payment Model (PDPM) parity adjustment recalibration. In addition, this final rule also updates the SNF QRP for FY 2024 and future years, including the adoption of two new quality reporting measures, modification of one measure and removal of three measures resulting in public reporting of four QRP measures. Additionally, the SNF PPS FY 2024 Final Rule made changes to the SNF VBP Program, specifically adopting four new measures: the nursing staff turnover measure, the discharge function score measure, the long stay hospitalization measure per 1,000 resident days and the percent of residents experiencing one or more falls with a major injury (long stay); the existing SNF 30-day all-cause readmission measure (SNFRM) is replaced with the SNF within stay potentially preventable readmissions measure beginning in FY 2028.

SNF PPS FY 2024 Final Rule adopted the Nursing Staff Turnover (NST) measure for the SNF VBP program beginning with the FY 2026 program year. This is a structural measure that has been collected and publicly reported on Care Compare, and the measure assesses the stability of the staffing within a SNF using nursing staff turnover. The NST measure uses facility-reported, electronic data from CMS’ Payroll-Based Journal (PBJ) system to calculate annual turnover rates for nursing staff, including RNs, LPNs, and nurse assistants. Facilities began reporting this measure in FY 2024, with payment effects beginning in FY 2026.

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

Sequestration of Medicare Rates —The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called sequestration. Medicare FFS claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2.0% reduction in Medicare payments through at least 2023, unless Congress takes further action. Under the Consolidated Appropriations Act of 2023 (CAA 2023), a further 4.0% cut to Medicare spending that would have been required under the Statutory Pay-As-You-Go Act of 2010 (PAYGO) was waived for fiscal years 2023 and 2024. Instead, the CAA 2023 deferred any further Medicare sequestration under PAYGO until fiscal year 2025. The CAA 2023 also offset planned Medicare sequestrations that would have been as high as 4.0% and instead maintained fee schedule cuts of approximately 2.0%. Absent a further act by Congress, such as a consolidated appropriations act for 2025 or other bill addressing spending in fiscal year 2025 (including retroactively), the sequestration of Medicare FFS claims is expected to take effect in fiscal year 2025. On October 29, 2024, the Medicare Patient Access and Stabilization Act of 2024 (MPASA) was introduced in the House of Representatives, seeking to increase the amount paid to physicians under Medicare by 4.73%. MPASA was referred to the House Ways and Means Committee and House Committee on Energy and Commerce on October 29, 2024, and referred to the Subcommittee on Health on December 17, 2024, with no further action taken on the bill, which did not pass into law before the end of the 118th Congress in December of 2024.
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
Through the end of CY 2024, certain of our Part B services provided through telehealth would qualify for Medicare reimbursement based on flexibility first provided under the Emergency Waivers, which added physical therapy, occupational therapy and speech-language pathology to the list of approved telehealth Providers for the Medicare Part B programs provided by a SNF. During the Public Health Emergency (PHE), CMS added certain PT and OT services to the list of Medicare-covered telehealth services on a temporary basis, some of which were made permanent for use and new codes were added for PT, OT, or SLP telehealth services—including some “sometimes therapy” codes that were not subject to MPPR. The CAA 2023 extended certain, but not all, telehealth flexibilities until December 31, 2024, allowing certain telehealth flexibilities to continue after the PHE's expiration. The American Relief Act, 2025 extended some but not all telehealth flexibilities for an additional 3 months through March 31, 2025. On March 15, 2025, the President signed into law the Full-Year Continuing Appropriations and Extensions Act, 2025 that Congress passed on March 14, 2025, which extended these pandemic-era telehealth waivers for Medicare beneficiaries through September 30, 2025.
Under the Calendar Year (CY) 2025 Physician Fee Schedule (PFS) Final Rule (2025 PFS Final Rule), the 2.93% increase to the CY 2024 PFS Conversion Factor (CF) expired and CMS seeks to impose an estimated 0.05% adjustment based on changes in work relative value units (RVUs) for certain services. As a result, the 2025 PFS Final Rule implements a reimbursement reduction of 2.83%, with a CF of $32.35, which is a reduction from the CY 2024 CF of $33.29. The 2025 PFS Final Rule adopts a 3.6% increase to the threshold for coding modifier requirements for PT and SLP combined, totaling $2,410 for CY 2025 with the same threshold for OT services. The threshold for targeted medical review for PT and OT (combined) and SLP is expected to remain at $3,000 through CY 2027.
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
Finally, the 2025 PFS Final Rule reduces COVID-19 PHE-era telehealth flexibilities beginning on January 1, 2025, which would have taken effect without the above described acts of Congress. Under this final rule, absent the subsequent Congressional acts, certain restrictions on telehealth that existed prior to the COVID-19 PHE will go back into effect: most geographic and site-of-service restrictions to telehealth will return, while physicians can still provide telehealth from home, and can provide audio-only telehealth communication in specific circumstances where the patient is unable to use video technology. CMS is also establishing new coding and payment for caregiver training services, including training services provided through eligible telehealth means.

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
Over the years, the OIG have released the result of audit findings of Medicare overpayments, potentially affecting SNFs. These investigatory actions by OIG demonstrate its increased scrutiny into post-hospital SNF care provided to beneficiaries and may encourage additional oversight or stricter compliance standards. The DOJ has indicated that its healthcare enforcement trends would emphasize opioid prescribing, Medicare Advantage and managed care plan fraud, and COVID-19 related fraud, including under various relief programs available during and in conjunction with the pandemic. In November of 2023, OIG added to its work plan an audit of nursing homes' nurse staffing hours reported in CMS's payroll-based journal, for which OIG expects to issue a report in FY 2025. In addition, the OIG identified the following areas as its "key goals" for oversight: (1) protecting residents from fraud, abuse, neglect, and promoting quality of care; (2) promoting emergency preparedness and emergency response efforts: (3) strengthening frontline oversight; and (4) supporting federal monitoring of nursing homes to mitigate risks to residents.
In 2024, the OIG added to its work plan a series of studies that include: (a) the use of the National Background Check Program (NBCP) in conducting background checks of prospective long-term care provider employees to prepare a report regarding the cost of background checks, number of applicants who received background checks and disqualification of employees during and after NBCP participation; (b) the use of Medicaid supplemental payments for use in satisfying the state’s obligations to pay nursing facilities any amounts due under the state’s nursing facility upper payment limit; and (3) the assessment of the implementation of the Special Focus Facility Program for nursing facilities based on facilities that participated in the program from 2013 through 2022.
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

The Five-Star Quality reporting system for nursing homes is displayed on CMS's consumer-based Nursing Home Compare website, along with a consumer alert icon next to nursing homes that have been cited for incidents of abuse, neglect, or exploitation on the Nursing Home Compare website. The Nursing Home Compare website is updated monthly with CMS’s refresh of survey inspection results on that website. Additionally, the Nursing Home Compare website publishes ownership information for Medicare-enrolled nursing facilities based on disclosures made to CMS from 2016 through 2022 due to mergers, acquisitions, or other changes in ownership, to allow for the identification of common ownership of nursing facilities. The Five Star Quality Ratings incorporated staffing data such as staff tenure and SNF weekend staffing beginning with the October 2022 refresh of the Nursing Home Compare website.
In January of 2025, CMS unfroze four of its quality measures that it previously froze with its April 2024 refresh. CMS updated these measures to reflect recent changes in the minimum data set collected from SNFs. First, the measure of percentage of SNF residents who are at or above an expected ability to care for themselves and move around at discharge replaced the measure of percentage of residents who made improvements in function during a short stay. Second, the following measures have been respecified: (1) percentage of residents whose need for help with activities of daily living has increased during a long stay, and (2) percentage of residents whose ability to walk independently worsened during a long stay. Finally, the measure of percentage of all residents with pressure ulcers (regardless of stay duration) will replace the measure of percentage of high-risk residents with pressure ulcers during a long stay. Additionally, CMS recalculated the scoring cut points for these four measures to obtain an even distribution of scores. Additionally, the quality measure rating cut points were also adjusted to maintain their same overall distribution of ratings across measured facilities.
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
In April of 2024, CMS updated its Nursing Home Five-Star Quality Rating System’s Technical Users’ Guide in several respects. First, CMS froze four of the quality measures from any changes: (1) percentage of residents who made improvements in function (short stay); (2) percentage of residents whose need for help with activities of daily living has increased (long stay); (3) percentage of residents whose ability to move independently worsened (long stay); and (4) percentage of high-risk residents with pressure ulcers (long stay), which would have been unfrozen and modified as of January 2025. The short-stay functional improvement measure is replaced in October of 2024 with a new cross-setting function measure used in the SNF QRP. CMS also updated the staffing level case-mix adjustment methodology and froze three staffing level measures until July of 2024: (1) adjusted RN staffing (HPRD); (2) adjusted total nurse staffing (HPRD); and (3) adjusted total nurse staffing on weekends (HPRD). These frozen measures will not affect staff turnover measures. Additionally, beginning in April of 2024, CMS revised the staffing rating methodology to give the lowest possible score for staffing turnover measures to providers who fail to submit staffing data or submit erroneous data.
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
Civil Rights
The Office for Civil Rights (OCR) for HHS issued guidance to hospitals and long-term care facilities, emphasizing their obligation under CMS regulations to ensure non-discriminatory visitation policies, especially during public health emergencies. This guidance, part of the U.S. National Strategy to Counter Antisemitism, clarifies that these facilities cannot discriminate based on religion or other classes or characteristics protected against discrimination under federal civil rights laws. The guidance includes examples where non-compliance occurred, such as unequal treatment based on religious affiliation or dietary restrictions, and stricter screening processes for certain religious groups. OCR offers assistance to facilities to obtain compliance with these standards and encourages residents and other affected individuals to file complaints with OCR for potential administrative or civil action in cases of civil rights violations. OCR has been increasingly involved in the monitoring and enforcement of patient and resident rights, particularly under rulemaking completed under Section 1557 of the ACA.
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
REGULATIONS SPECIFIC TO SENIOR LIVING COMMUNITIES AND ANCILLARY SERVICES
As previously mentioned, senior living services revenue, which accounted for 2.0% of total revenue, is primarily derived from private pay residents and senior living revenue derived from Medicaid funds. Thus, some of the regulations discussed above applicable to Medicaid providers, also apply to senior living.
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
RESULTS OF OPERATIONS
Our total revenue for the three months ended March 31, 2025 increased $162.9 million, or 16.1%, compared to the three months ended March 31, 2024, while our diluted GAAP earnings per share grew by 15.1%, from $1.19 to $1.37, compared to the three months ended March 31, 2024. Our Same Facilities occupancy of 82.6% during the three months ended March 31, 2025, an increase of 2.9% compared to the same period in 2024, demonstrates our ability to gain additional market share even at our more mature operations. Further, our Transitioning Facilities occupancy increased by 5.0% to 83.5% compared to the same period in 2024, highlighting our organic growth ability that results from transforming underperforming operations that we have acquired.
Throughout most of our history, our business has been affected by seasonal fluctuations in occupancy and acuity, which are most prominent when comparing the summer and winter months of the calendar year. For skilled nursing occupancy and skilled mix, we typically experience stronger occupancy and acuity during the first and fourth quarters and softening in the second and third quarters. Additionally, we historically have acquired operations with lower occupancy and skilled mix. As these operations become "operations of choice" in each of their respective healthcare markets, we typically see both occupancy and skilled mix increase.
Throughout the quarter, we continued to make progress on targeted initiatives related to increasing occupancy and the level of acuity and complexity of the patients we serve in our facilities, attracting and developing our people and acquiring underperforming skilled nursing operations and integrating them with our proven cultural and operational principles. During the three months ended March 31, 2025, we added 13 new operations. We consistently experience healthy growth in both revenue and overall results as we continue to work diligently with existing and recently acquired operations so that each can reach its full clinical and financial potential.
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

The following table sets forth details of operating results for our revenue, expenses and earnings, and their respective components, as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2025	2024

REVENUE:
Service revenue	99.5%	99.4%
Rental revenue	0.5	0.6
TOTAL REVENUE	100.0%	100.0%
Expenses:
Cost of services	79.1	79.1
Rent—cost of services	4.9	5.2
General and administrative expense	5.3	5.7
Depreciation and amortization	2.1	1.9
TOTAL EXPENSES	91.4%	91.9%
Income from operations	8.6	8.1
Other income (expense):
Interest expense	(0.2)	(0.2)
Interest income	0.6	0.6
Other income	—	0.3
OTHER INCOME, NET	0.4%	0.7%
Income before provision for income taxes	9.0	8.8
Provision for income taxes	2.2	2.0
NET INCOME	6.8%	6.8%
Less: net income attributable to noncontrolling interests	—	—
Net income attributable to The Ensign Group, Inc.	6.8%	6.8%

	Three Months Ended March 31,
	2025	2024

SEGMENT INCOME(1)	(In thousands)
Skilled services	$143,931	$126,809
Standard Bearer(2)	8,583	7,258
NON-GAAP FINANCIAL MEASURES:
PERFORMANCE METRICS
Adjusted EBT	$118,730	$100,678
EBITDA	125,846	104,634

Adjusted EBITDA	137,385	115,675
FFO for Standard Bearer	17,059	14,087

VALUATION METRICS
Adjusted EBITDAR	$194,461
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

Adjusted EBT is income before provision for income taxes adjusted for non-core business items, which for the reported periods includes, to the extent applicable:

•stock-based compensation expense;
•acquisition related costs;
•costs incurred related to system implementations;
•litigation;
•impairment on long-lived assets; and
•amortization of patient base intangible assets.
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

Adjusted EBITDA is EBITDA adjusted for the same non-core business items as listed in Adjusted EBT, except for amortization of patient base intangible assets.

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

The table below reconciles income before provision for income taxes to Adjusted EBT for the periods presented:

	Three Months Ended March 31,
	2025	2024

Consolidated statements of income data:	(In thousands)
Income before provision for income taxes	$106,580	$89,598
Stock-based compensation expense	10,724	8,238
Litigation(1)	—	764
Impairment of long-lived assets	—	1,849
Acquisition related costs(2)	481	114
Costs incurred related to system implementations	334	76
Depreciation and amortization - patient base(3)	611	39
ADJUSTED EBT	$118,730	$100,678
(1) Represents specific proceedings arising outside of the ordinary course of business.
(2) Represents costs incurred to acquire operations that are not capitalizable.
(3) Represents amortization expenses related to patient base intangible assets at newly acquired skilled nursing and senior living facilities.

The table below reconciles net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods presented:

	Three Months Ended March 31,
	2025	2024

Consolidated statements of income data:	(In thousands)
Net income	$80,353	$68,960
Less: Net income attributable to noncontrolling interests	76	125
Interest income	6,883	6,460
Add: Provision for income taxes	26,227	20,638
Depreciation and amortization	24,188	19,657
Interest expense	2,037	1,964
EBITDA	$125,846	$104,634
Adjustments to EBITDA:
Stock-based compensation expense	10,724	8,238
Litigation(1)	—	764
Impairment of long-lived assets	—	1,849
Acquisition related costs(2)	481	114
Costs incurred related to system implementations	334	76
ADJUSTED EBITDA	$137,385	$115,675
Rent—cost of services	57,076	51,876
ADJUSTED EBITDAR	$194,461

(1) Litigation relates to specific proceedings arising outside of the ordinary course of business.
(2) Costs incurred to acquire operations that are not capitalizable.

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

The following tables set forth details of operating results for our revenue and earnings, and their respective components, by our reportable segment for the periods indicated.

	Three Months Ended March 31, 2025
	Skilled services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$1,123,554	$28,401	$52,426	$(31,340)	$1,173,041
Total expenses, including other income, net	979,623	19,818	98,360	(31,340)	1,066,461
Segment income (loss)	143,931	8,583	(45,934)	—	106,580
Income before provision for income taxes					$106,580

	Three Months Ended March 31, 2024
	Skilled services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$969,602	$22,201	$42,572	$(24,203)	$1,010,172
Total expenses, including other income, net	842,793	14,943	85,192	(24,203)	918,725
Segment income (loss)	126,809	7,258	(42,620)	—	91,447
Impairment of long-lived assets					(1,849)
Income before provision for income taxes					$89,598

Our total revenue increased by $162.9 million, or 16.1%, compared to the three months ended March 31, 2024. The increase in revenue was primarily driven by an increase in occupancy of 2.9% and 5.0% from our skilled services in Same Facilities and Transitioning Facilities, respectively, coupled with increasing daily revenue rates and the impact of acquisitions. Additionally, our skilled services in Recently Acquired Facilities increased total revenue by $95.7 million, when compared to the same period in 2024.
Skilled Services

REVENUE

The following tables present the skilled services revenue and key performance metrics by category during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change	% Change

TOTAL FACILITY RESULTS:	(Dollars in thousands)
Skilled services revenue	$1,123,554	$969,602	$153,952	15.9%
Number of facilities at period end	297	264	33	12.5%
Number of campuses at period end(1)	31	27	4	14.8%
Actual patient days	2,538,135	2,255,531	282,604	12.5%
Occupancy percentage — Operational beds	81.9%	80.1%	1.8%	2.2%
Skilled mix by nursing days	31.4%	31.0%	0.4%	1.3%
Skilled mix by nursing revenue	50.2%	49.9%	0.3%	0.6%

	Three Months Ended March 31,
	2025	2024	Change	% Change

SAME FACILITY RESULTS:(2)	(Dollars in thousands)
Skilled services revenue	$834,788	$790,806	$43,982	5.6%
Number of facilities at period end	210	210	—	—%
Number of campuses at period end(1)	25	25	—	—%
Actual patient days	1,858,807	1,827,162	31,645	1.7%
Occupancy percentage — Operational beds	82.6%	80.3%	2.3%	2.9%
Skilled mix by nursing days	33.1%	31.7%	1.4%	4.4%
Skilled mix by nursing revenue	52.1%	50.2%	1.9%	3.8%

	Three Months Ended March 31,
	2025	2024	Change	% Change

TRANSITIONING FACILITY RESULTS:(3)	(Dollars in thousands)
Skilled services revenue	$184,180	$169,354	$14,826	8.8%
Number of facilities at period end	48	48	—	—%
Number of campuses at period end(1)	2	2	—	—%
Actual patient days	416,738	400,943	15,795	3.9%
Occupancy percentage — Operational beds	83.5%	79.5%	4.0%	5.0%
Skilled mix by nursing days	30.2%	28.8%	1.4%	4.9%
Skilled mix by nursing revenue	51.5%	49.9%	1.6%	3.2%

	Three Months Ended March 31,
	2025	2024	Change	% Change

RECENTLY ACQUIRED FACILITY RESULTS:(4)	(Dollars in thousands)
Skilled services revenue	$104,586	$8,902	$95,684	NM
Number of facilities at period end	39	5	34	NM
Number of campuses at period end(1)	4	—	4	NM
Actual patient days	262,590	25,344	237,246	NM
Occupancy percentage — Operational beds	74.6%	77.3%	NM	NM
Skilled mix by nursing days	20.8%	16.9%	NM	NM
Skilled mix by nursing revenue	32.6%	28.7%	NM	NM

	Three Months Ended March 31,
	2025	2024	Change	% Change

FACILITY CLOSED RESULTS:(5)	(Dollars in thousands)
Skilled services revenue	$—	$540	$(540)	NM
Actual patient days	—	2,082	(2,082)	NM
Occupancy percentage — Operational beds	—%	65.4%	NM	NM
(1)Campus represents a facility that offers both skilled nursing and senior living services. Revenue and expenses related to skilled nursing and senior living services have been allocated and recorded in the respective operating segment.
(2)Same Facility results represent all facilities purchased prior to January 1, 2022.
(3)Transitioning Facility results represent all facilities purchased from January 1, 2022 to December 31, 2023.
(4)Recently Acquired Facility (Acquisitions) results represent all facilities purchased on or subsequent to January 1, 2024.
(5)Facility Closed results represent one closed operation during 2024 due to the transitioning of an intermediate care facility program to group home setting, which is included in All Other category. The operation revenue was excluded from Same Facilities results for the three months ended March 31, 2024 for comparison purposes.

Skilled services revenue increased by $154.0 million, or 15.9%, compared to the three months ended March 31, 2024. The increases in skilled services revenue were across all payer types, including increases in Medicaid revenue of $67.5 million, or 15.2%, Medicare revenue of $22.2 million, or 8.3%, managed care revenue of $39.1 million, or 20.8% and private revenue of $25.2 million, or 35.7%.

The increase in skilled services revenue was primarily driven by strong occupancy performance across our skilled services operations. Our consolidated occupancy increased by 2.2% to 81.9%, during the three months ended March 31, 2025 compared to the same period in 2024, as a result of an increase in skilled days, driven by steady growth in our managed care, Medicare and long-term care Medicaid patients.

Revenue in our Same Facilities increased by $44.0 million, or 5.6%, compared to the same period in 2024, due to increased occupancy from strong skilled days and revenue per patient day. Our diligent efforts to strengthen our partnerships with various managed care organizations, hospitals and local communities, increased our managed care revenue by 12.4%, mainly due to an increase in managed care days of 8.9% and revenue per patient day of 3.8%. Our Medicare revenue increased by 2.4% mainly due to an increase in Medicare days of 3.0%. In addition, Medicaid revenue increased by $8.3 million or 2.3%, mainly from the increase in revenue per patient day.

Revenue generated by our Transitioning Facilities increased by $14.8 million, or 8.8%, primarily due to improved occupancy growth, increases in skilled mix days and revenue per patient day. The increases in revenue were derived from increasing in Managed Care revenue of 21.1%, Medicaid revenue of 8.5% and private revenue of 19.8%. These increases demonstrate our ability to focus on increasing occupancy across payer types.

Skilled services revenue generated by Recently Acquired Facilities increased by approximately $95.7 million compared to the three months ended March 31, 2024. The increase was primarily due to 38 operational expansions between April 1, 2024 and March 31, 2025 across 13 states.

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

The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate (1):

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2025	2024	2025	2024	2025	2024	2025	2024

SKILLED NURSING AVERAGE DAILY REVENUE RATES:
Medicare	$781.44	$744.04	$847.47	$812.47	$640.56	$628.81	$783.71	$757.86
Managed care	569.59	548.99	590.42	558.39	482.20	485.09	566.74	549.91
Other skilled	652.03	620.03	587.93	511.16	690.03	—	645.88	606.82
Total skilled revenue	659.12	632.78	712.73	683.44	578.69	570.86	662.14	640.78
Medicaid	301.54	293.04	286.67	275.67	312.82	291.69	300.27	289.78
Private and other payors	293.28	283.66	315.52	293.34	323.57	262.39	300.96	285.16
Total skilled nursing revenue	$419.26	$399.73	$417.77	$395.16	$369.69	$335.11	$413.94	$398.06
(1) The rates are based on contractually agreed-upon amounts or rates, excluding the estimates of variable consideration under the revenue recognition standard, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606.

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 5.0% and 4.3%, respectively, compared to the three months ended March 31, 2024. The increase is attributable to the 4.2% net market basket increase that became effective in October 2024, and a shift toward higher acuity patients.

Our average Medicaid rates increased 3.6% due to state reimbursement increases, our participation in supplemental Medicaid payment programs and quality improvement programs in various states and changes in Medicaid mix. For example, we continue to have increases in Medicaid days in states with higher rates, such as California.
Payor Sources as a Percentage of Skilled Nursing Services. We use our skilled mix as a measure of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods.
The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2025	2024	2025	2024	2025	2024	2025	2024
PERCENTAGE OF SKILLED NURSING REVENUE
Medicare	21.9%	21.6%	29.2%	30.5%	15.5%	18.9%	22.5%	23.1%
Managed care	21.1	20.0	16.5	14.8	11.8	9.8	19.5	18.9
Other skilled	9.1	8.6	5.8	4.6	5.3	—	8.2	7.9
Skilled Mix	52.1%	50.2%	51.5%	49.9%	32.6%	28.7%	50.2%	49.9%
Private and other payors	6.8	7.3	6.7	8.0	12.6	9.7	7.3	7.4
Medicaid	41.1	42.5	41.8	42.1	54.8	61.6	42.5	42.7
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2025	2024	2025	2024	2025	2024	2025	2024
PERCENTAGE OF SKILLED NURSING DAYS
Medicare	11.7%	11.6%	14.4%	14.8%	9.0%	10.1%	11.9%	12.1%
Managed care	15.6	14.5	11.7	10.5	9.0	6.8	14.2	13.7
Other skilled	5.8	5.6	4.1	3.5	2.8	—	5.3	5.2
Skilled Mix	33.1%	31.7%	30.2%	28.8%	20.8%	16.9%	31.4%	31.0%
Private and other payors	9.7	10.3	8.9	10.8	14.4	12.4	10.0	10.4
Medicaid	57.2	58.0	60.9	60.4	64.8	70.7	58.6	58.6
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services

The following table sets forth total cost of services for our skilled services segment for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2025	2024	$	%

Cost of service	$891,855	$767,977	$123,878	16.1%
Revenue percentage	79.4%	79.2%		0.2%

Cost of services related to our skilled services segment increased by $123.9 million, or 16.1% from the same period in 2024. Cost of services as a percentage of revenue increased to 79.4% from 79.2% due to increased costs from our new acquisitions which are in the turnaround stage, increased insurance expenses, offset by decreased expense related to the deferred compensation investment program. Our cost of services as a percentage of revenue varies depending on the volume of acquisitions during the period, which typically have higher costs during the transition period.
Standard Bearer

	Three Months Ended March 31,		Change
	2025	2024	$	%

	(Dollars in thousands)
Rental revenue generated from third-party tenants	$4,497	$4,195	$302	7.2%
Rental revenue generated from Ensign's independent subsidiaries	23,904	18,006	5,898	32.8
TOTAL RENTAL REVENUE	$28,401	$22,201	$6,200	27.9%
Segment income	8,583	7,258	1,325	18.3
Depreciation and amortization	8,476	6,829	1,647	24.1
FFO	$17,059	$14,087	$2,972	21.1%

Rental revenue — Our rental revenue, including revenue generated from our independent subsidiaries, increased by $6.2 million, or 27.9%, to $28.4 million, compared to the three months ended March 31, 2024. The increase in revenue is primarily attributable to 27 real estate purchases, as well as annual rent increases since the three months ended March 31, 2024.

FFO — Our FFO increased by $3.0 million, or 21.1%, to $17.1 million, compared to the three months ended March 31, 2024. The increase in rental revenue of $6.2 million was partially offset by increases in interest expense of $2.8 million associated with the agreements between Standard Bearer and us as we continue to grow our real estate portfolio.
All Other Revenue

Our other revenue increased by $9.9 million, or 23.1%, to $52.4 million, compared to the three months ended March 31, 2024. Other revenue includes senior living revenue of $24.0 million, revenue from other ancillary services of $25.4 million and rental income of $3.0 million. The increase in other revenue is primarily attributable to the increase in occupancy in our senior living operations and growth in our other ancillary services.

Consolidated Financial Expenses
Rent-cost of services — Our rent-cost of services as a percentage of revenue decreased by 0.3% to 4.9%, since our operational expansions included a higher mix of real estate purchases.
General and administrative expense — General and administrative expense increased $5.4 million or 9.4%, to $62.6 million. This increase was primarily driven by additional headcount due to acquisition activities. General and administrative expense as a percentage of revenue decreased by 0.4% to 5.3%.

Depreciation and amortization — Depreciation and amortization expense increased $4.5 million, or 23.1%, to $24.2 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations and capital expenditures. Depreciation and amortization expense as a percentage of revenue increased 0.2%, to 2.1%.
Other income, net — Other income, net as a percentage of revenue decreased by 0.3%. Other income primarily includes interest income from our investments, interest expense related to our debt and deferred compensation gains and losses. Other income, net decreased by $2.2 million due to losses in our deferred compensation plan which incurs gains or losses depending on market performance. During the three months ended March 31, 2025 and 2024, the deferred compensation plan had a loss of $0.3 million and a gain of $2.4 million, respectively. We also recorded a reduction in expense and an offsetting expense allocated between cost of services and general and administrative expenses for the respective periods.
Provision for income taxes — Our effective tax rate was 24.6% for the three months ended March 31, 2025, compared to 23.0% for the same period in 2024. The effective tax rate for both periods was driven by the impact of excess tax benefits from stock-based compensation, partially offset by non-deductible expenses including non-deductible compensation. See Note 13, Income Taxes, in the Notes to the Interim Financial Statements for further discussion.

Liquidity and Capital Resources
Our principal sources of liquidity have historically been derived from our cash flows from operations and long-term debt issuance secured by our real property and borrowings under our revolving Credit Facility (defined below). Our liquidity as of March 31, 2025 is impacted by cash generated from strong operational performance offset by investments made for our operational expansions and ancillary businesses as well as capital expenditures to improve the quality of care at our existing operations.
Historically, we have primarily financed the majority of our acquisitions through mortgages on our properties, our Credit Facility and cash generated from operations. Cash paid to fund acquisitions was $194.2 million for the three months ended March 31, 2025 compared to cash paid of $2.9 million for the three months ended March 31, 2024. Total capital expenditures for property and equipment were $42.9 million and $29.4 million for the three months ended March 31, 2025 and 2024, respectively. We currently have approximately $150.0 million budgeted for renovation projects in 2025. We believe our current cash balances, our cash flow from operations and the amounts available for borrowing under our Credit Facility will be sufficient to cover our operating needs for at least the next 12 months.

We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.
Our cash and cash equivalents of approximately $282.7 million as of March 31, 2025 consisted of bank deposits and money market funds. In addition, as of March 31, 2025, we held investments of approximately $219.1 million. We believe our investments that were in an unrealized loss position as of March 31, 2025 do not require an allowance for expected credit losses, nor has any event occurred subsequent to that date that would indicate so.

As mentioned above, our primary source of cash is from our ongoing operations. Our positive cash flows have supported our business and have allowed us to pay regular dividends to our stockholders. We currently anticipate that existing cash and total investments as of March 31, 2025, along with projected operating cash flows and available financing, will support our normal business operations for the foreseeable future.
Share Repurchases
On February 21, 2025, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from March 26, 2025. During the three months ended March 31, 2025, we repurchased 84 shares of our common stock for $10.8 million. Subsequent to March 31, 2025, we repurchased 73 shares of our common stock for $9.2 million.
On May 16, 2024, the Board of Directors approved a stock repurchase program pursuant to which we could repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from September 1, 2024. We did not purchase any shares pursuant to the stock repurchase program before the repurchase program was cancelled on February 21, 2025.

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
The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024

NET CASH PROVIDED BY/(USED IN):	(In thousands)
Operating activities	$72,220	$35,312
Investing activities	(243,804)	(34,655)
Financing activities	(10,348)	1,556
Net (decrease) increase in cash and cash equivalents	$(181,932)	$2,213
Cash and cash equivalents beginning of period	464,598	509,626
Cash and cash equivalents at end of period	$282,666	$511,839
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities.
The $36.9 million increase in cash provided by operating activities for the three months ended March 31, 2025 compared to the same period in 2024 was due to an increase in operational performance and timing of payments and accounts receivable collections.
Investing Activities
Investing cash flows consist primarily of capital expenditures, investment activities, insurance proceeds and cash used for acquisitions.
The $209.1 million increase in cash used in investing activities for the three months ended March 31, 2025 compared to the same period in 2024 was primarily used for acquisitions and capital expenditures as well as increased investment activity as part of our capital strategy.
Financing Activities
Financing cash flows consist primarily of cash provided by the issuance of common stock upon exercise of stock options, payment of dividends to stockholders, issuance and repayment of short-term and long-term debt, payment for share repurchases and the noncontrolling interest activity.
The $11.9 million increase in cash used by financing activities for the three months ended March 31, 2025 compared to the same period in 2024, was primarily due to $10.8 million of share repurchases as part of our stock repurchase program in 2025.
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

Mortgage Loans and Promissory Note
As of March 31, 2025, 23 of our subsidiaries had mortgage loans insured with HUD for an aggregate amount of $146.0 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates at a range of 3.1% to 4.2%, including fixed interest rates at a range of 2.4% to 3.3% per annum. In addition to the interest rate, we incur other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10.0%, and is reduced by 3.0% in the fourth year of the loan, and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years.
In addition to the HUD mortgage loans, one of our subsidiaries has a promissory note that bears a fixed interest rate of 5.3% per annum and has a term of 12 years. The note, which was used for an acquisition, is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.
Operating Leases
As of March 31, 2025, 233 of our facilities have long-term lease arrangements, of which 96 of the operations are under eight triple-net Master Leases with CareTrust. The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each master lease, our individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%. At our option, we can extend the Master Leases for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease. During the three months ended March 31, 2025, we, through Standard Bearer, exercised the option to purchase the real estate of the four facilities from CareTrust for $44.6 million.
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
Our 96 independent subsidiaries, excluding the subsidiaries that are operated under the Master Leases from CareTrust, are operated under 15 separate master lease arrangements. Under these master leases, a default at a single facility could subject one or more of the other independent subsidiaries covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of our leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in our outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
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

Labor, supply expenses and capital expenditures make up a substantial portion of our cost of services. Those expenses can be subject to increase in periods of rising inflation, tariffs enforcement and when labor shortages occur in the marketplace. To date, we have generally been able to implement cost control measures or obtain increases in reimbursement sufficient to offset increases in these expenses. There can be no assurance that we will be able to anticipate fully or otherwise respond to any future inflationary pressures.

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
We have a Credit Facility with Truist of up to $600.0 million in aggregate principal. We have no outstanding borrowings under our Credit Facility as of March 31, 2025 and through the filing date of this report. In addition, we have outstanding indebtedness under mortgage loans insured with HUD and a promissory note payable to a third party of $147.4 million, all of which are at fixed interest rates.
Our cash and cash equivalents as of March 31, 2025 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of March 31, 2025, we held investments of approximately $219.1 million. We believe our investments that were in an unrealized loss position as of March 31, 2025 do not require an allowance for expected credit losses, nor has any event occurred subsequent to that date that would indicate so. Our market risk exposure is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal, while at the same time maximizing the income we receive from our investments without significantly increasing risk. We invest in marketable securities with the positive intent and ability to hold to maturity. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
The above only incorporates those exposures that exist as of March 31, 2025 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
Item 1.     LEGAL PROCEEDINGS
Indemnities — From time to time, we enter into contracts that contingently require us to indemnify parties against third-party claims. These contracts primarily include (i) certain real estate leases, under which we may be required to indemnify property owners or prior facility operators for post-transfer environmental or other liabilities and other claims arising from our use of the applicable premises, (ii) operations transfer agreements, in which we agree to indemnify past operators of facilities we acquire against certain liabilities arising from the transfer of the operation and/or the operation thereof after the transfer to our independent subsidiary, (iii) certain lending agreements, under which we may be required to indemnify the lender against various claims and liabilities, and (iv) certain agreements with our officers, directors and others, under which we may be required to indemnify such persons for liabilities based on the nature of their relationship to us. The terms of such obligations vary by contract and, in most instances, do not expressly state or include a specific or maximum dollar amount. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, because no claims have been asserted, no liabilities have been recorded for any such potential obligation on our balance sheets for any of the periods presented.
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

In addition to the potential lawsuits and claims described above, we and our independent subsidiaries are also subject to potential lawsuits under the FCA and comparable state laws alleging the submission of fraudulent claims for services to any Federal and State healthcare program (such as Medicare or Medicaid). A violation may provide the basis for exclusion from federally funded healthcare programs. Such exclusions could also have a correlative negative impact on our financial performance. In addition, and pursuant to the qui tam or "whistleblower" provisions of the FCA, a private individual with knowledge of fraud or potential fraud may bring a claim on behalf of the Federal government, and receive a percentage of any recovery obtained. Due to these whistleblower incentives, qui tam lawsuits have become more frequent.
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
Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories. We and our independent subsidiaries have been subjected to, and/or are currently involved in, class action litigation alleging violations (alone or in combination) of state and federal wage and hour law related to the alleged failure to pay wages, to timely provide and authorize meal and rest breaks, and other such similar causes of action. Additionally, in July of 2024, two of our independent subsidiaries received a subpoena to produce documents related to alleged environmental matters from the United States’ Attorney’s office for the Western District of Washington. Our independent subsidiaries fully cooperated with the United States' Attorney’s office in response to the subpoena. We recently learned that the United States’ Attorney’s office for the Western District of Washington has declined to pursue further proceedings in connection with this subpoena. Although a state or other authority may pursue the subject matter of this inquiry, we do not believe that the ultimate resolution of this matter will have a material adverse effect on our business, cash flows, financial condition or results of operations.
We and our independent subsidiaries have been, and continue to be, subject to claims, findings and legal actions that arise in the ordinary course of the various businesses, including in connection with the delivery of healthcare and non-healthcare services. These claims include but are not limited to potential claims related to patient care and treatment (professional negligence claims) as well as employment related claims. While we have been able to settle or otherwise resolve many of these types of claims without an ongoing material adverse effect on our business, a significant increase in the number of these claims, or an increase in the amounts owed should plaintiffs be successful in their prosecution of remaining or future claims, could materially adversely affect our business, financial condition, results of operations and cash flows. In addition, these claims could impact our ability to procure insurance to cover our exposure related to the various services provided by our independent subsidiaries to their residents, customers and patients.

Both government and private pay sources have instituted cost-containment measures designed to limit payments made to providers of healthcare services, and there can be no assurance that future measures designed to limit payments made to providers will not adversely affect us.
Medicare Revenue Recoupments — We and our independent subsidiaries are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments resulting from reviews conducted via RAC, various Program Safeguard Contractors and Medicaid Integrity Contractors (collectively referred to as Reviews). Reviews vary in claim selection size and processes, ranging from a single episode/claim to larger, multi-claim batches; and from single rounds of review to reviews of multiple rounds with pass/fail criteria. If an operation has a significant error or fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. We anticipate that these Reviews could increase in frequency in the future. As of March 31, 2025 and through the filing date of this report, 18 of our independent subsidiaries had multi-claim Reviews scheduled or in process.
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
•Anticipated changes in the U.S. political environment, including those as a result of the change in Presidential administration and control of Congress, and to regulatory agencies, particularly HHS, may result in significant changes to the regulatory framework, enforcement, and reimbursements in our industry, including changes in payment rules.
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

We derived 24.7% and 26.4% of our service revenue from the Medicare programs for the three months ended March 31, 2025 and 2024, respectively. In addition, many other payors may use published Medicare rates as a basis for reimbursements. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, or if there are delays in Medicare payments, our business and results of operations will be adversely affected.

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
•the reduction or elimination of annual rate increases, implementation of reimbursement decreases, or the end of the reduced payments deferment (See also, Item 2., under Government Regulation); and
•an increase in co-payments or deductibles payable by beneficiaries.
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

Reductions in reimbursement rates or the scope of services being reimbursed could have a material, adverse effect on our revenue, financial condition and results of operations or even result in reimbursement rates that are insufficient to cover our operating costs. In addition, CMS may make future adjustments to reimbursement levels and underlying reimbursement formulae as it continues to monitor the impact of current payments system on patient outcomes and budget neutrality. The Biden-Harris Administration focused on studying the nursing home industry and directed HHS to issue proposed rules based on those studies, including changes to SNF facility reimbursement and specifically, the SNF-VBP Program, which may also adversely affect our reimbursement. The change in presidency following the 2024 presidential election, with the new Presidential Administration beginning in January of 2025, may result in different focuses with respect to the nursing home industry. The new Presidential Administration's policy directives and priorities regarding the nursing home industry and SNFs in particular are not yet known. These metrics potentially affecting our revenues and expenses in future government fiscal years include the SNF healthcare-associated infections (HAI) measurement, total nursing hours per resident day measures, and discharge to community - post acute care measure. The Interoperability Final Rule’s implementation beginning in 2026, and to be completed by January 1, 2027, may also adversely affect our reimbursement paid through Medicare, specifically including Medicare Advantage.

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
A significant portion of reimbursement for skilled nursing services comes from Medicaid. In fact, Medicaid is our largest source of revenue, accounting for 44.8% and 45.2% of our revenue for the three months ended March 31, 2025 and 2024, respectively. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets, which has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. Since a significant portion of our revenue is generated from our skilled nursing independent subsidiaries in California, Texas and Arizona, any budget reductions or delays in these states could adversely affect our net patient service revenue and profitability. Due to recent fluctuations in state budgets many of the states in which we operate (including those with current budget surpluses), are seeking to contain costs on Medicaid outlays for SNFs, and any such decline could adversely affect our financial condition and results of operations.
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

As discussed in greater detail in Item 2., under Government Regulation, the ACA has resulted in significant changes to our operations and reimbursement models for services we provide. CMS continues to issue rules to implement the ACA, including most recently, new rules regarding the implementation of the anti-discrimination provisions and proposed rules requiring the disclosure of SNF ownership, organization, management and the identity of the real property owners from which the SNF leases or subleases its operating space. With the passage of the IRA in 2022, Congress expanded and supplemented the ACA, including through the continuation of federally funded insurance premium subsidies. This modification of the ACA by the IRA indicates that Congress may continue to change and expand the ACA in the future. The outcome of the 2024 presidential election and the commencement of the current Presidential Administration in January of 2025, changing control of the Presidency to the Republican party, may bring about further changes to the ACA, including reversing regulatory changes made under the Biden-Harris Administration.

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
While it is not possible to predict whether and when any such changes will occur, specific proposals discussed leading up to the 2024 presidential election, including a repeal or material amendment of the ACA, could harm our business, operating results and financial condition. The ACA continues to be a salient political topic and proposed changes to it may become the subject of campaign promises, litigation, administrative action, or legislation under the current Presidential Administration, and the Senate, where the Republican party now holds a majority of seats. In addition, even if the ACA is not amended or repealed, the President and the executive branch of the federal government, as well as CMS and HHS, have a significant impact on the implementation of the provisions of the ACA. It is expected that the incoming Presidential Administration will make changes impacting the implementation and enforcement of the ACA, which could harm our business, operating results and financial condition. We have already seen such changes with the Biden-Harris Administration's regulatory activity promulgating rules regarding anti-discrimination under Section 1557 of the ACA and recent rulemaking requiring SNFs to disclose their ownership and the ownership of service providers under Section 6101 of the ACA. It is not possible to know whether, when, or how any or all of these regulations or their implementation will be changed, the manner in which any change may be effected, and the ultimate effects of such changes on our business. If we are slow or unable to adapt to any such changes, our business, operating results and financial condition could be adversely affected.
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

As a result of the 2024 presidential election, changes in control of in the Presidency and the Senate that took effect in January of 2025 may result in significant changes in, and have resulted in uncertainty with respect to, legislation, regulation, implementation or repeal of laws and rules related to government health programs, including Medicare and Medicaid. In particular, proposals regarding HHS and certain programs and regulation concerning health care, including Medicare, Medicaid, and the ACA, have indicated that the incoming Presidential Administration seeks to make changes to these programs and laws, as well as their implementation. Other pending legislation, such as the proposed to be reintroduced Protecting America’s Seniors’ Access to Care Act and the reintroduced Protecting America's Rural Seniors' Access Act, which seek to halt HHS and CMS from finalizing and enforcing its proposed rule for staffing requirements, indicates a bipartisan interest in restraining HHS’s ability to finalize, implement and enforce regulations that may be burdensome on our independent subsidiaries, creating still more uncertainty and unpredictability in the legislative process.

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

We continually monitor these developments in order to respond to the changing regulatory environment impacting our business. While it is not possible to predict whether and when any such changes will occur, specific proposals discussed during and after the election, including a repeal or material amendment of the ACA, potential cuts to the Medicare or Medicaid programs by Congress through the budget reconciliation process, or other laws affecting the provision of healthcare services, could harm our business, operating results and financial condition. If we are slow or unable to adapt to any such changes, our business, operating results and financial condition could be adversely affected.
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
In cases where claim and documentation review by a CMS contractor results in repeated unsatisfactory results, an operation can be subjected to protracted regulatory oversight. This CMS oversight may include education and sampling of claims, extended pre-payment review, referral of the operating business to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement made outside of specifically reviewed claims. Ongoing failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. As of March 31, 2025 and through the filing date of this report, 18 of our independent subsidiaries had multi-claim reviews scheduled or in process, either pre- or post-payment. We anticipate that these reviews could increase in frequency in the future.

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
The laws and regulations governing our operations, along with the terms of participation in various government programs, regulate how we conduct our business, the services we offer, and our interactions with patients and other healthcare providers. These laws and regulations are subject to frequent change. As noted above, the Biden-Harris Administration called upon HHS and CMS to study and propose new rules regarding staffing requirements and reimbursement for the nursing home industry, including tying reimbursement to staffing levels, salary, benefits, and retention. The change in Presidential Administration, including changes to the leadership of HHS and CMS, may not result in any change, abatement, or reduction in the enforcement of these policies, and instead could lead to even greater scrutiny. CMS's ownership transparency rule, which was fully implemented by November of 2024, and similar state disclosure requirements such as California’s, discussed in Item 2., under Government Regulation, may provide an additional basis for further investigation, administrative action and ultimately fines, penalties, or sanctions if finalized, and may dissuade parties from working with us or our independent subsidiaries due to the reporting and disclosure obligations of being an Additional Disclosable Party under that final rule.

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

CMS's efforts to enhance its enforcement powers and increase enforcement activities towards SNFs, as discussed in Item 2., under Government Regulation, result in state survey agencies having more accountability for their survey and enforcement efforts. Within the SNF PPS FY 2025 Final Rule, CMS obtained greater ability to impose monetary penalties upon SNFs for incident-based and day-based violations of CMS’s conditions of participation. Further, the enhanced penalties against SFFs under the Biden-Harris Administration represented further federal calls for transparency, oversight and penalties for low-ranked and underperforming SNFs. These policies may prove to be popular, effective, or otherwise desirable and might not change with a new Presidential Administration, including under new leadership of HHS and CMS. These enhanced penalties and enforcement activities precedes greater focus by CMS in obtaining oversight over SFFs, and continuing that oversight even after those SFFs improve, and subjecting them to more exacting and routine oversight. The likely result may be more frequent surveys of our independent subsidiaries, with more substantial penalties, fines and other consequences if they do not perform well. For low-performing facilities in the SFF program, the standards for successfully emerging from that program and not being subject to ongoing and enhanced government oversight will be higher and measured over a longer period of time, prolonging the risks of monetary penalties, fines and potential suspension or exclusion from the Medicare and Medicaid programs.

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

As discussed in greater detail in Item 2., under Government Regulation, in 2022 CMS updated the SFF program with the intent to reduce the amount of time a SNF spends as an SFF and increase the number of nursing homes that progress through the SFF program. The OIG has been studying the SFF program, including its 2022 updates, to understand the program’s outcomes, identify factors that aided SFFs that successfully graduated the SFF program with sustained quality improvements, and make further changes based on the data obtained in this study. In June of 2024, the OIG added the SFF program to its Work Plan for continued attention. CMS clarified certain details of the SFF program updates in 2023 and how they are to be implemented by each state survey agency (SA). As part of the revisions to the SFF program, a priority in revising the SFF program was to address “yo-yo” noncompliance of SNFs that would graduate from the SFF program only to later see their compliance and quality measures regress after graduation, potentially requiring readmission to the SFF program. Among the measures implemented to avoid this issue of “yo-yo” noncompliance was a three-year look-back period for facilities that graduate from the SFF program to ensure that the quality and compliance improvements achieved through the SFF program were sustained. Facilities that graduate from the SFF program but continue to demonstrate poor compliance as evidenced by any SA’s survey, such as for actual harm, substandard quality of care, or immediate jeopardy deficiencies, may be subject to enhanced enforcement by CMS, up to and including termination from the Medicare and/or Medicaid programs.

This three-year look-back for sustained improvements by facilities that graduate the SFF program poses risk for our independent subsidiaries, specifically those that may be subject to the SFF program or that have been subject to the SFF program in the past. As of March 31, 2025, we have one facility that graduated from the SFF program within the past three years. First, for SNFs that are selected by CMS for participation in the SFF program, or which currently are in the SFF program, even graduation from the program is no longer an assurance that the SNF will be able to continue its operations. Even one survey with a significant compliance deficiency, such as actual harm or an immediate jeopardy deficiency, may result in CMS—acting solely within its discretion—terminating the SNF’s Medicare or Medicaid participation, likely triggering the termination of other payor contracts and rendering the facility economically unviable. Second, for SNFs that have graduated from the SFF program, they are subject to a three-year period of enhanced scrutiny where adverse findings by a SA and a single survey’s finding of poor compliance may result in CMS discretionally terminating that facility’s Medicare and/or Medicaid participation, which would likely cause other payors to terminate their agreements with the facility as well. As a result, the financial and manpower resources needed for graduation from the SFF program may be for nothing if, in the three years following graduation from the SFF program, a SNF receives a poor survey result and CMS imposes fines and penalties up to the termination of the facility’s Medicare and Medicaid participation.

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

On April 22, 2024, CMS issued the Staffing Rule, establishing minimum staffing standards for SNFs. As discussed in more detail in Item 2., under Government Regulation, the Staffing Rule contains three primary staffing requirements which are phased in over the next several years. Currently, implementation of the Staffing Rule is stayed due to a judicial decision enjoining the rule’s implementation. However, this ruling is expected to be appealed, and the Staffing Rule may yet be implemented, whether on the schedule set forth in the rule or on a different timeline. Additionally, due to pending legislation in both the House of Representatives and the Senate, as well as the long phase-in of the Staffing Rule's requirements, the exact effects of the Staffing Rule cannot yet be ascertained. Given the pending legislation before both houses of Congress, change in control of the Presidency, changes in leadership of HHS and CMS, and change in control of the Senate following the 2024 presidential election, future developments may significantly alter or even halt the implementation of the Staffing Rule. However, we expect that the Staffing Rule in its current form will have adverse financial consequences upon our business unless or until it is repealed, enjoined, or otherwise prevented from taking effect.

If the Staffing Rule ultimately is implemented, we may be required to hire substantially more staff members, particularly nurse practitioners, registered nurses, and nursing aides than currently staffed. Additionally, the Staffing Rule would place similar pressure on our competitors and result in sudden, expanded demand for nursing staff across the SNF industry. This sudden demand across the SNF industry may exacerbate an already difficult labor market, with demand for nursing staff far outstripping the supply of qualified individuals, and the salary requirements of both current and prospective staff increasing markedly to increase the likelihood of recruiting and retaining skilled caregivers.
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

Our independent SNFs are located in the states of Alabama, Alaska, Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oregon, South Carolina, Tennessee, Texas, Utah, Washington and Wisconsin. All states follow the current federal regulation relative to staffing, which establishes that SNFs are required to staff to meet the needs of the residents present in the facility. In addition, several states have established minimum staffing requirements for facilities operating in those states.

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

Federal laws and regulations, such as the Staffing Rule (if implemented), may increase our costs of maintaining qualified nursing and skilled personnel, or make it more difficult for us to attract or retain qualified nurses and skilled staff members. Proposed legislation, such as the previously proposed Nursing Home Improvement Act and the proposed HCBS Access Act, may make it more expensive to compete for, hire, and retain nursing staff, if passed into law in substantially the same form as previously introduced to Congress. The Biden-Harris Administration sought to increase staffing level requirements for the nursing home industry and to tie reimbursement to the salary, benefits, and retention of staff, which may increase our labor costs. Current judicial actions staying implementation of the Staffing Rule may not be final or permanent. Additionally, the change in Presidential Administration may not result in a change in this policy, and instead it is possible that HHS and CMS, under new leadership, could impose more stringent requirements for staffing. CMS has published guidance to surveyors addressing topics that specifically include nurse staffing and collection of payroll data to evaluate appropriate staffing levels, which may lead to future regulations that increase our staffing requirements and labor costs or lower revenues.

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

As discussed in greater detail in Item 2., under Government Regulation, Civil and Criminal Fraud and Abuse Laws and Enforcement, the OIG regularly conducts investigations regarding certain payment or compliance issues within the healthcare industry. The OIG identified SNF compliance as an issue of concern in its 2021, 2022, 2023 and 2024 semi-annual reports to Congress. In June 2024, the OIG continued to focus on SNFs, adding the SFF Program to its Work Plan. The OIG's January 2023 study regarding SNF emergency preparedness identified the need for further oversight and addition of SNF emergency readiness to the OIG's fall 2023 work plan. In November of 2023, OIG added to its work plan an audit of nursing homes' nurse staffing hours reported in CMS's payroll-based journal, for which OIG expects to issue a report in FY 2025. Nursing homes were also a topic of discussion in the OIG’s 2023 semi-annual report to Congress, which emphasized the continued protection and oversight of care that nursing facilities provide to residents. Among other things, the OIG recommended attention to the rate of reimbursement for professional services rendered within facilities. The OIG’s reports to Congress have also recommended a reduction in the use of psychotropic drugs in nursing homes and urged CMS to evaluate the appropriateness of psychotropic drug use among residents, including the use of data to identify nursing homes with higher rates of use for potential further scrutiny and action. Based on this information, SNFs in particular are potential targets for more robust scrutiny and examination by regulators. Prior publications and statements by the Biden-Harris Administration have also called for greater scrutiny of SNF facilities. Following the 2024 presidential election, it is not yet known whether the new Presidential Administration will follow the same policies and seek further or escalating scrutiny of SNFs, or whether it will retain any or all of the Biden-Harris Administration’s priorities regarding SNFs.

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

Our revenue is affected by the percentage of the patients of our independent subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability. We generally receive higher reimbursement rates for high acuity patients, and payors reimburse us at different rates. For the three months ended March 31, 2025 and 2024, 69.5% and 71.6% of our revenue was provided by government payors that reimburse us at predetermined rates, respectively. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our independent subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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

As discussed under Item 2., Government Regulation, the Biden-Harris Administration requested HHS and CMS conduct studies to evaluate potential staffing, data reporting, employee compensation and retention, and resident experience regulations that may result in a reduction of our revenue from Medicare and Medicaid. CMS first requested information regarding these priorities in 2022 and subsequently published further requests for information from the public in the Federal Register to aid in studies and anticipated rulemaking. The change in Presidential Administration, including new leadership of HHS and CMS, may result in a change in these priorities, and this prior research and rulemaking may be materially altered or abandoned. Certain results of the Biden-Harris Administration’s rulemaking, including enhanced enforcement ability, may be retained under the new Presidential Administration. We continue to monitor this area and look for public disclosures from the incoming Presidential Administration and expected heads of HHS and CMS to better anticipate what policy priorities and changes we can expect regarding Medicare and Medicaid reimbursement, including payment models and factors affecting our independent subsidiaries’ reimbursement for the services they provide.
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

Congress has repeatedly considered, without passage, a bill that would require, among other things, that agreements to arbitrate nursing home disputes be made after the dispute has arisen rather than before prospective patients move in, to prevent nursing home operators and prospective patients from mutually entering into a pre-admission, pre-dispute arbitration agreement. This bill, known as the Fairness in Nursing Home Arbitration Act, was introduced in the House of Representatives in 2021; the bill and its analogue introduced in the Senate have never made it out of the committees to which they were referred for discussion. The Fairness in Nursing Home Arbitration Act was re-introduced in the House of Representatives on January 29, 2024 and was referred to the Committee on Ways and Means and the Committee on Energy and Commerce. No action was taken in the prior Congress following referral of the bill to those committees.

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
During the three months ended March 31, 2025, we expanded our operations through a combination of long-term leases and real estate purchases, with the addition of 11 stand-alone skilled nursing operations, one stand-alone senior living operation and one campus operation. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage operations we may acquire in the future. Also, the newly acquired operations may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such operations quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our acquisitions, and our business may suffer.
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

In addition, our independent subsidiaries in certain states are more susceptible to revenue loss, cost increases or damage caused by natural disasters including hurricanes, fires, tornadoes and flooding. These acts of nature may cause disruption to us, the employees of our independent subsidiaries, which could have an adverse impact on the patients of our independent subsidiaries and our business. In order to provide care for the patients of our independent subsidiaries, we are dependent on consistent and reliable delivery of food, pharmaceuticals, utilities and other goods to our independent subsidiaries, and the availability of employees to provide services. If the delivery of goods or the ability of employees to reach our independent subsidiaries were interrupted in any material respect due to a natural disaster or other reasons, it would have a significant impact on our independent subsidiaries and our business. Furthermore, the impact, or impending threat, of a natural disaster may require that we evacuate one or more facilities, which would be costly and would involve risks, including potentially fatal risks, for the patients. The impact of disasters and similar events is inherently uncertain. Such events could harm the patients and employees of our independent subsidiaries, severely damage or destroy one or more of our independent subsidiaries, harm our business, reputation and financial performance, or otherwise cause our business to suffer in ways that we currently cannot predict.
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

As of March 31, 2025, our independent subsidiaries operated 233 of our 340 facilities under long term lease arrangements. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.

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

Our Credit Facility has a borrowing capacity of up to $600.0 million in aggregate principal amount. As of March 31, 2025 and through the filing date of this report, we had no outstanding borrowings under our Credit Facility. Twenty-three of our subsidiaries have mortgage loans insured with the Department of Housing and Urban Development (HUD) for an aggregate amount of $146.0 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The terms of the mortgage loans range from 25- to 35-years.

We also have one outstanding promissory note with an aggregate principal amount of approximately $1.4 million as of March 31, 2025. The term of the note is 12 years. Because this promissory note is insured with HUD, our borrower subsidiary under the note is subject to HUD oversight and periodic inspections.

In addition, we had $2.8 billion of future operating lease obligations as of March 31, 2025. We intend to continue financing our independent subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

As of March 31, 2025, we lease 33 of our properties to third-party operators. In the future, we might expand our leasing property portfolio to additional tenants. We have very limited control over the success or failure of our tenants’ and operators’ businesses and, at any time, a tenant or operator may experience a downturn in its business that weakens its financial condition. If that happens, the tenant or operator may fail to make its payments to us when due. Although our lease agreements give us the right to exercise certain remedies in the event of default on the obligations owing to us, we may determine not to do so if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches.

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
In forty-one states, including some of the largest where we operate, state Medicaid benefits are administered through MCOs. Some states seek to direct more of their Medicaid participation to these MCOs in the future as a measure to combat fraud and abuse in the Medicaid system. Typically, these MCOs manage commercial health and federal Medicare Advantage benefits under a managed care contract. Nationally, more than two-thirds of all Medicaid beneficiaries receive most or all of their care from MCOs. MCOs may be more aggressive than state Medicaid and federal Medicare agencies in denying claims or seeking recoupment of payments so that their services under these managed contracts are profitable. The additional steps created by the use of MCOs in disbursement of funds creates more risk of delayed, reduced, or recouped payments for our independent subsidiaries, and additional avenues for risks that include fines and other sanctions, including suspension or exclusion from participation in various governmental programs.
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

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Repurchases of Equity Securities

A summary of the repurchase activity for the three months ended March 31, 2025 (dollars in millions, shares in thousands, except per share amounts):

Period	Total Number of Shares Repurchased(1)	Average Price Per Share(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2025	—	$—	$—
February 1 to February 28, 2025	—	$—	$—
March 1 to March 31, 2025	84	$128.33	$9.2
April 1 to April 30, 2025	73	$125.94	$—
(1) These purchases were effectuated through a Rule 10b5-1 trading plan adopted by the Company on February 21, 2025. The program may be suspended or discontinued at any time and does not have an expiration date.

(2) The average price paid per share excludes any broker commissions.

Stock Repurchase Programs — On February 21, 2025, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20 million of our common stock under the program for a period of approximately 12 months from March 26, 2025. During the three months ended March 31, 2025, we purchased 84 shares of its common stock for $10.8 million. Subsequent to March 31, 2025, the Company repurchased 73 shares of its common stock for $9.2 million. This repurchase program expired upon the repurchase of the fully authorized amount under the plan.
On May 16, 2024, the Board of Directors approved a stock repurchase program pursuant to which the Company could repurchase up to $20 million of its common stock under the program for a period of approximately 12 months from September 1, 2024. The Company did not purchase any shares pursuant to this stock repurchase program before the repurchase program was cancelled on February 21, 2025.
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

Item 5. OTHER INFORMATION

Rule 10b5-1 Plan Elections

During the quarter ended March 31, 2025, none of the Company's directors or "officers", as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408 of Regulation S-K.

Item 6.        EXHIBITS

EXHIBIT INDEX

Exhibit	Description

3.1
Fifth Amended and Restated Certificate of Incorporation of the Corporation, filed with the Delaware Secretary of State on November 15, 2007, and all Certificates of Amendment thereto filed with the Delaware Secretary of State through May 23, 2024 (attached as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-33757) filed with the SEC on July 27, 2024)

3.2	Amended and Restated Bylaws of The Ensign Group, Inc. (attached as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33757) filed with the SEC on December 21, 2007)

3.3	Amendment to the Amended and Restated Bylaws, dated August 5, 2014 (attached as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-33757) filed with the SEC on August 8, 2014)

3.4	Amendment to the Amended and Restated Bylaws of the Ensign Group, Inc., dated March 15, 2024

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
* Documents not filed herewith are incorporated by reference to the prior filings identified in the table above.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ENSIGN GROUP, INC.

April 29, 2025	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer, Executive Vice President and Director (Principal Financial Officer and Principal Accounting Officer)