Form 10-Q
period 2025-06-30
ENSIGN GROUP, INC
filed 2025-07-24
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2025.
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
As of July 21, 2025, 57,700,157 shares of the registrant’s common stock, $0.001 par value, were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

PART I.
Item 1.     FINANCIAL STATEMENTS
THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	June 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$363,969	$464,598
Accounts receivable—less allowance for doubtful accounts of $8,320 and $8,435 at June 30, 2025 and December 31, 2024, respectively	578,050	569,897
Investments—current	54,473	62,255
Prepaid expenses and other current assets	70,703	60,882
Total current assets	$1,067,195	$1,157,632
Property and equipment, net	1,535,185	1,291,354
Right-of-use assets	1,930,662	1,861,071
Insurance subsidiary deposits and investments	170,752	141,246
Deferred tax assets	66,278	66,281
Restricted and other assets	55,729	46,499
Intangible assets, net	6,509	7,292
Goodwill	97,981	97,981
TOTAL ASSETS	$4,930,291	$4,669,356
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$102,799	$98,947
Accrued wages and related liabilities	334,404	347,532
Lease liabilities—current	103,825	93,475
Accrued self-insurance liabilities—current	75,542	67,331
Other accrued liabilities	134,820	132,057
Current maturities of long-term debt	4,155	4,086
Total current liabilities	$755,545	$743,428
Long-term debt—less current maturities	139,576	141,585
Long-term lease liabilities—less current portion	1,792,218	1,735,325
Accrued self-insurance liabilities—less current portion	158,991	144,421
Other long-term liabilities	62,978	64,169
TOTAL LIABILITIES	$2,909,308	$2,828,928

Commitments and contingencies (Notes 14 and 19)

EQUITY
Ensign Group, Inc. stockholders' equity:
Common stock: $0.001 par value; 150,000 shares authorized; 61,240 and 57,676 shares issued and shares outstanding at June 30, 2025, respectively, and 60,838 and 57,438 shares issued and shares outstanding at December 31, 2024, respectively	61	61
Additional paid-in capital	572,200	528,052
Retained earnings	1,584,233	1,426,762
Common stock in treasury, at cost, 3,564 and 3,400 shares at June 30, 2025 and December 31, 2024, respectively	(138,835)	(117,764)
Total Ensign Group, Inc. stockholders' equity	$2,017,659	$1,837,111
Non-controlling interest	3,324	3,317
Total equity	$2,020,983	$1,840,428
TOTAL LIABILITIES AND EQUITY	$4,930,291	$4,669,356
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(In thousands, except per share data)
REVENUE
Service revenue	$1,221,414	$1,030,574	$2,388,454	$2,035,059
Rental revenue	6,355	5,711	12,356	11,398
TOTAL REVENUE	$1,227,769	$1,036,285	$2,400,810	$2,046,457
Expense:
Cost of services	971,780	820,360	1,899,629	1,619,623
Rent—cost of services	57,195	53,272	114,271	105,148
General and administrative expense	69,107	56,194	131,662	113,352
Depreciation and amortization	25,785	20,488	49,973	40,145
TOTAL EXPENSES	$1,123,867	$950,314	$2,195,535	$1,878,268
Income from operations	103,902	85,971	205,275	168,189
Other income (expense):
Interest expense	(2,025)	(2,040)	(4,062)	(4,004)
Interest income	5,240	7,084	12,123	13,544
Other income	5,241	1,049	5,602	3,933
OTHER INCOME, NET	$8,456	$6,093	$13,663	$13,473
Income before provision for income taxes	112,358	92,064	218,938	181,662
Provision for income taxes	27,892	20,883	54,119	41,521
NET INCOME	$84,466	$71,181	$164,819	$140,141
Less:
Net income attributable to noncontrolling interests	70	174	146	299
NET INCOME ATTRIBUTABLE TO THE ENSIGN GROUP, INC.	$84,396	$71,007	$164,673	$139,842

NET INCOME PER SHARE ATTRIBUTABLE TO THE ENSIGN GROUP INC.
Basic	$1.48	$1.26	$2.88	$2.48
Diluted	$1.44	$1.22	$2.81	$2.41
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	57,157	56,544	57,128	56,441
Diluted	58,602	58,013	58,560	57,969
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
BALANCE - JANUARY 1, 2025	57,438	$61	$528,052	$1,426,762	3,400	$(117,764)	$3,317	$1,840,428
Issuance of common stock to employees and directors resulting from the exercise of stock options	106	—	5,050	—	—	—	—	5,050
Issuance of restricted stock, net of forfeitures	87	—	8,003	—	—	—	—	8,003
Shares of common stock used to satisfy tax withholding obligations	—	—	—	—	—	(14)	—	(14)
Dividends declared ($0.0625 per share)	—	—	—	(3,597)	—	—	—	(3,597)
Employee stock award compensation	—	—	10,691	—	—	—	—	10,691
Repurchase of common stock (Note 20)	(84)	—	—	—	84	(10,775)	—	(10,775)
Acquisition of noncontrolling interest shares	—	—	(11)	—	—	—	—	(11)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	76	76
Noncontrolling interests attributable to subsidiary equity plan	—	—	82	—	—	—	(53)	29
Net income attributable to the Ensign Group, Inc.	—	—	—	80,277	—	—	—	80,277
BALANCE - MARCH 31, 2025	57,547	$61	$551,867	$1,503,442	3,484	$(128,553)	$3,340	$1,930,157
Issuance of common stock to employees and directors resulting from the exercise of stock options	168	—	8,652	—	—	—	—	8,652
Issuance of restricted stock, net of forfeitures	41	—	—	—	—	—	—	—
Shares of common stock used to satisfy tax withholding obligations	(7)	—	—	—	7	(1,057)	—	(1,057)
Dividends declared ($0.0625 per share)	—	—	—	(3,605)	—	—	—	(3,605)
Employee stock award compensation	—	—	11,628	—	—	—	—	11,628
Repurchase of common stock (Note 20)	(73)	—	—	—	73	(9,225)	—	(9,225)
Acquisition of noncontrolling interest shares	—	—	(64)	—	—	—	—	(64)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	70	70
Noncontrolling interests attributable to subsidiary equity plan	—	—	117	—	—	—	(86)	31
Net income attributable to the Ensign Group, Inc.	—	—	—	84,396	—	—	—	84,396
BALANCE - JUNE 30, 2025	57,676	$61	$572,200	$1,584,233	3,564	$(138,835)	$3,324	$2,020,983

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
BALANCE - JANUARY 1, 2024	56,597	$60	$465,707	$1,142,653	3,390	$(116,555)	$5,452	$1,497,317
Issuance of common stock to employees and directors resulting from the exercise of stock options	219	—	6,229	—	—	—	—	6,229
Issuance of restricted stock, net of forfeitures	88	—	6,165	—	—	—	—	6,165
Shares of common stock used to satisfy tax withholding obligations	—	—	—	—	—	(14)	—	(14)
Dividends declared ($0.0600 per share)	—	—	—	(3,414)	—	—	—	(3,414)
Employee stock award compensation	—	—	8,231	—	—	—	—	8,231
Acquisition of noncontrolling interest shares	—	—	(10)	—	—	—	—	(10)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	125	125
Noncontrolling interests attributable to subsidiary equity plan	—	—	14	—	—	—	(11)	3
Net income attributable to the Ensign Group, Inc.	—	—	—	68,835	—	—	—	68,835
BALANCE - MARCH 31, 2024	56,904	$60	$486,336	$1,208,074	3,390	$(116,569)	$5,566	$1,583,467
Issuance of common stock to employees and directors resulting from the exercise of stock options	117	1	4,089	—	—	—	—	4,090
Issuance of restricted stock, net of forfeitures	38	—	—	—	—	—	—	—
Shares of common stock used to satisfy tax withholding obligations	(10)	—	—	—	10	(1,195)	—	(1,195)
Dividends declared ($0.0600 per share)	—	—	—	(3,424)	—	—	—	(3,424)
Employee stock award compensation	—	—	8,978	—	—	—	—	8,978
Repurchase of common stock (Note 20)	—	—	—	—	—	—	—	—
Acquisition of noncontrolling interest shares	—	—	(29)	—	—	—	—	(29)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	174	174
Noncontrolling interests attributable to subsidiary equity plan	—	—	37	—	—	—	(34)	3
Net income attributable to the Ensign Group, Inc.	—	—	—	71,007	—	—	—	71,007
BALANCE - JUNE 30, 2024	57,049	$61	$499,411	$1,275,657	3,400	$(117,764)	$5,706	$1,663,071
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$164,819	$140,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,973	40,145
Amortization of deferred financing fees	530	531
Non-cash leasing arrangement	407	385
Impairment of long-lived assets	—	1,849
Deferred income taxes	—	552
Provision for doubtful accounts	872	718
Stock-based compensation	22,386	17,222
Cash received from insurance proceeds	1,000	199
(Gain) loss on insurance claims and asset disposals	(598)	254
Litigation	—	(3,734)
Change in operating assets and liabilities
Accounts receivable	(9,025)	(62,813)
Prepaid income taxes	(10,453)	(14,968)
Prepaid expenses and other assets	(469)	(15,538)
Cash surrender value of life insurance policy premiums	(12,295)	(10,725)
Deferred compensation liability	12,162	10,707
Operating lease obligations	(3,169)	400
Accounts payable	4,952	(5,559)
Accrued wages and related liabilities	(17,523)	(8,343)
Other accrued liabilities	1,817	1,258
Accrued self-insurance liabilities	22,564	19,568
NET CASH PROVIDED BY OPERATING ACTIVITIES	$227,950	$112,249
Cash flows from investing activities:
Purchase of property and equipment	(92,521)	(64,635)
Cash payments for acquisitions	(204,609)	(65,390)
Escrow deposits	(9,002)	(646)
Cash from insurance proceeds and the sale of assets	2,990	2,949
Purchases of investments	(62,678)	(35,508)
Maturities of investments	53,249	19,267
Other restricted assets	647	(601)
NET CASH USED IN INVESTING ACTIVITIES	$(311,924)	$(144,564)

Cash flows from financing activities:
Payments on debt	(2,025)	(1,958)
Issuance of common stock upon exercise of options	13,702	10,319
Repurchase of shares of common stock to satisfy tax withholding obligations	(1,071)	(1,209)
Repurchase of shares of common stock (Note 20)	(20,000)	—
Dividends paid	(7,186)	(6,810)
Non-controlling interest distribution	—	(278)
Purchase of non-controlling interest	(75)	(39)

NET CASH (USED IN)/PROVIDED BY IN FINANCING ACTIVITIES	$(16,655)	$25
Net decrease in cash and cash equivalents	(100,629)	(32,290)
Cash and cash equivalents beginning of period	464,598	509,626
Cash and cash equivalents end of period	$363,969	$477,336

	Six Months Ended June 30,
(In thousands)	2025	2024
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$3,567	$3,488
Income taxes	64,621	56,062
Lease liabilities	117,256	104,749
Non-cash financing and investing activity
Accrued capital expenditures	$6,800	$6,000
Accrued dividends declared	3,605	3,424
Right-of-use assets obtained in exchange for new and modified operating lease obligations	113,553	124,133

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, shares and options in thousands, except per share data)
1. DESCRIPTION OF BUSINESS
The Company — The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company's independent subsidiaries provide health care services across the post-acute care continuum and engage in the ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare-related properties and ancillary businesses. As of June 30, 2025, the Company's independent subsidiaries operated 347 facilities and other ancillary operations located in 17 states. The Company's independent subsidiaries have a collective capacity of approximately 35,500 operational skilled nursing beds and 3,300 senior living units. As of June 30, 2025, the Company's independent subsidiaries operated 238 facilities under long-term lease arrangements and had options to purchase eight of those 238 facilities. The Company's real estate portfolio consists of 144 owned real estate properties, which includes 109 facilities operated and managed by the Company's independent subsidiaries, 35 operations leased to and operated by third-party operators and the Service Center (defined below) location. Of those 35 third-party operations, one senior living operation is located on the same real estate property as a skilled nursing operation that an independent subsidiary operates.
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
Other Information — The accompanying condensed consolidated financial statements as of June 30, 2025, and for the three and six months ended June 30, 2025 and 2024 (collectively, the Interim Financial Statements) are unaudited. Certain information and note disclosures normally included in the annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2024 which are included in the Company’s Annual Report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.
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
Recently Issued Accounting Pronouncements — In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. This guidance is effective for annual periods beginning after December 15, 2024, which will be the Company's fiscal year 2025, with early adoption permitted. The adoption is expected to enhance the Company's Notes to the Consolidated Financial Statements. The Company is currently evaluating the impact of the ASU on its Annual Report.
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

Revenue from the Medicare and Medicaid programs accounted for 69.8% and 69.6% of all service revenue for the three and six months ended June 30, 2025, respectively, and 71.2% and 71.4% of all service revenue for the three and six months ended June 30, 2024, respectively. Settlements with Medicare and Medicaid payors for retroactive adjustments due to audits and reviews are considered variable consideration and are included in the determination of the estimated transaction price. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity. Consistent with healthcare industry practices, any changes to these revenue estimates are recorded in the period the change or adjustment becomes known based on the final settlement. The Company recorded adjustments to revenue which were not material to the Company's revenue for the three and six months ended June 30, 2025 and 2024.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Service revenue for the three and six months ended June 30, 2025 and 2024 is summarized in the following tables:

	Three Months Ended June 30,
	2025		2024
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid(1)	$485,848	39.8%	$411,760	40.0%
Medicare	291,117	23.8	258,869	25.1
Medicaid — skilled	75,207	6.2	62,969	6.1
Total Medicaid and Medicare	$852,172	69.8%	$733,598	71.2%
Managed care	229,495	18.8	191,022	18.5
Private and other(2)	139,747	11.4	105,954	10.3
SERVICE REVENUE	$1,221,414	100.0%	$1,030,574	100.0%
(1) Medicaid payor includes revenue for senior living operations.
(2) Private and other in skilled services includes private, Veteran Affairs and hospice payors. In addition, private and other in the "all other" category includes revenue from senior living and ancillary operations.

	Six Months Ended June 30,
	2025		2024
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid(1)	$939,688	39.3%	$801,923	39.4%
Medicare	578,868	24.2	524,452	25.8
Medicaid — skilled	144,758	6.1	126,278	6.2
Total Medicaid and Medicare	$1,663,314	69.6%	$1,452,653	71.4%
Managed care	456,712	19.1	379,126	18.6
Private and other(2)	268,428	11.3	203,280	10.0
SERVICE REVENUE	$2,388,454	100.0%	$2,035,059	100.0%
(1) Medicaid payor includes revenue for senior living operations.
(2) Private and other in skilled services includes private, Veteran Affairs and hospice payors. In addition, private and other in the "all other" category includes revenue from senior living and ancillary operations.

In addition to the service revenue above, the Company's rental revenue derived from triple-net lease arrangements with third parties was $6,355 and $12,356, respectively, for the three and six months ended June 30, 2025 and $5,711 and $11,398, respectively, for the three and six months ended June 30, 2024.
Balance Sheet Impact
Included in the Company’s condensed consolidated balance sheets are contract balances, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company had no material contract liabilities or contract assets as of June 30, 2025 and December 31, 2024, or activity during the three and six months ended June 30, 2025 and 2024.

Accounts receivable consist primarily of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans and private payor sources, net of estimates for variable consideration and doubtful accounts. Accounts receivable as of June 30, 2025 and December 31, 2024, is summarized in the following table:

	June 30, 2025	December 31, 2024
Medicaid	$237,393	$228,872
Managed care	159,415	139,711
Medicare	92,542	77,056
Private and other payors	97,020	132,693
	$586,370	$578,332
Less: allowance for doubtful accounts	(8,320)	(8,435)
ACCOUNTS RECEIVABLE, NET	$578,050	$569,897

Table of Contents	THE ENSIGN GROUP, INC.
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
A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NUMERATOR:
Net income	$84,466	$71,181	$164,819	$140,141
Less: net income attributable to noncontrolling interests	70	174	146	299
Net income attributable to The Ensign Group, Inc.	$84,396	$71,007	$164,673	$139,842

DENOMINATOR:
Weighted average shares outstanding for basic net income per share	57,157	56,544	57,128	56,441
Basic net income per common share:	$1.48	$1.26	$2.88	$2.48

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NUMERATOR:
Net income	$84,466	$71,181	$164,819	$140,141
Less: net income attributable to noncontrolling interests	70	174	146	299
Net income attributable to The Ensign Group, Inc.	$84,396	$71,007	$164,673	$139,842

DENOMINATOR:
Weighted average common shares outstanding	57,157	56,544	57,128	56,441
Plus: incremental shares from assumed conversion (1)	1,445	1,469	1,432	1,528
Adjusted weighted average common shares outstanding	58,602	58,013	58,560	57,969
Diluted net income per common share:	$1.44	$1.22	$2.81	$2.41
(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 920 and 855 for the three and six months ended June 30, 2025, respectively, and 1,368 and 1,252 for the three and six months ended June 30, 2024, respectively.
5. FAIR VALUE MEASUREMENTS

The Company's financial assets include held-to-maturity investments carried at amortized cost basis of $146,725 and $138,600, of which $73,839 and $65,831 are designated to support long-term insurance subsidiary liabilities, as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, the amortized cost basis of these financial assets are considered to approximate fair value and are derived using Level 2 inputs. The Company believes its amortized cost basis investments that were in an unrealized loss position as of June 30, 2025 and December 31, 2024 do not require an allowance for expected credit losses, nor has any event occurred through the filing date of this report that would indicate differently.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company's financial assets also include the contracts insuring the lives of certain employees who are eligible to participate in non-qualified deferred compensation plans that are held in a rabbi trust. The cash surrender value of these contracts is based on funds that shadow the investment allocations specified by participants in the deferred compensation plan and are held at fair value. As of June 30, 2025 and December 31, 2024, the fair value of the investment funds was $68,344 and $56,049, respectively, which are derived using Level 2 inputs.

Additionally, the Company has other investments held at historical cost basis, which are not material, for which the fair value is derived using Level 3 inputs.
6. STANDARD BEARER
Standard Bearer's real estate portfolio consists of 138 of the Company's 144 owned real estate properties, of which 105 are operated and managed by the Company's independent subsidiaries and 34 are leased to and operated by third-party operators. Of those 34 operations, one senior living operation is located on the same real estate property as a skilled nursing operation that an independent subsidiary operates.
During the six months ended June 30, 2025, Standard Bearer added $195,045 of real estate assets associated with 11 stand-alone skilled nursing operations, one stand-alone senior living operation and two campus operations. Four of the acquisitions were related to exercising purchase options under an existing lease arrangement from CareTrust REIT, Inc. (CareTrust). Of these additions, one stand-alone skilled nursing operation is leased to a third-party operator and the remaining additions are operated by the Company's independent subsidiaries. Refer to Note 7, Operation Expansions, for additional information.
Subsequent to June 30, 2025, Standard Bearer added approximately $20,820 of real estate assets associated with two stand-alone skilled nursing operations, of which one was leased back to the Company's independent subsidiaries and one leased to a third-party operator. Refer to Note 7, Operation Expansions, for additional information.
During the six months ended June 30, 2024, Standard Bearer added $63,412 of real estate assets associated with five stand-alone skilled nursing operations and two campus operations, all of which are operated by the Company's independent subsidiaries. Refer to Note 7, Operation Expansions, for additional information.
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
Intercompany master lease agreements
Certain of the Company's independent subsidiaries and 105 Standard Bearer independent real estate subsidiaries have entered into seven triple-net master lease agreements (collectively, the Standard Bearer Master Leases). The lease periods range from 15 to 19 years with three five-year renewal options beyond the initial term, on the same terms and conditions. The rent structure under the Standard Bearer Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the independent subsidiaries are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties; (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Intercompany rental revenue generated from Ensign affiliated operations was $26,756 and $50,660, respectively, for the three and six months ended June 30, 2025 and $19,156 and $37,162, respectively, for the three and six months ended June 30, 2024.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intercompany management agreement
Standard Bearer has no employees. The Service Center provides personnel and services to Standard Bearer pursuant to the management agreement between Standard Bearer and the Service Center. The management agreement provides for a base management fee that is equal to 5.0% of total rental revenue and an incentive management fee that is equal to 5.0% of funds from operations (FFO) and is capped at 1.0% of total rental revenue, for a total of 6.0%. Management fee generated between Standard Bearer and the Service Center for the three and six months ended June 30, 2025 was $1,883 and $3,575, respectively. Management fees generated between Standard Bearer and the Service Center for the three and six months ended June 30, 2024 was $1,401 and $2,733, respectively.
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
Equity Instrument Denominated in the Shares of a Subsidiary
As part of the formation of Standard Bearer in 2022, the Company established the Standard Bearer Healthcare REIT, Inc. 2022 Omnibus Incentive Plan (Standard Bearer Equity Plan). The Company may grant stock options and restricted stock awards under the Standard Bearer Equity Plan to employees and management of Ensign's independent subsidiaries. These awards generally vest over a period of five years or upon the occurrence of certain prescribed events. The value of the stock options and restricted stock awards is tied to the value of the common stock of Standard Bearer, which is determined based on an independent valuation of Standard Bearer. The Company can also call the awards, generally upon employee termination. During the six months ended June 30, 2025 and 2024, the Company did not grant any stock options or restricted shares under the Standard Bearer Equity Plan. During the six months ended June 30, 2025 and 2024, there were no restricted stock awards vested for the periods.
The grant-date fair value of the awards is recognized as compensation expense over the relevant vesting periods, with a corresponding adjustment to noncontrolling interests. The grant value was determined based on an independent valuation of the subsidiary shares. For the three and six months ended June 30, 2025, the Standard Bearer Equity Plan's share-based compensation expense was not material. There was no expense during the three and six months ended June 30, 2024.
7. OPERATION EXPANSIONS
The focus of the Company's independent subsidiaries is to expand its operations through leases or acquisitions of real estate that are complementary to the current operations, accretive to the business, or otherwise advance the Company's strategy. The results of all independent subsidiaries are included in the Interim Financial Statements subsequent to the date of acquisition. Acquisitions are accounted for using the acquisition method of accounting. In connection with the new operations obtained through long-term leases, the Company did not acquire any material assets or assume any liabilities other than the tenant's post-assumption rights and obligations under the long-term lease. The Company also entered into a separate operations transfer agreement with each prior operator as part of each transaction. The Company's independent subsidiaries also enter into long-term leases that may include options to purchase the facilities. As a result, from time to time, an independent real estate subsidiary may acquire the property of facilities that have previously been operated under third-party leases.
2025 Expansions
During the six months ended June 30, 2025, the Company expanded its operations with the addition of 17 stand-alone skilled nursing operations, two stand-alone senior living operations and one campus operation. These new operations added a total of 1,955 operational skilled nursing beds and 204 operational senior living units be operated by the Company's independent subsidiaries.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Subsequent to June 30, 2025, the Company expanded its operations with the addition of one stand-alone skilled nursing operation. This new operation added 120 operational skilled nursing beds to be operated by one of the Company's independent subsidiary.
2024 Expansions
During the six months ended June 30, 2024, the Company expanded its operations with the addition of 13 stand-alone skilled nursing operations and two campus operations. One of the stand-alone skilled nursing operations includes a long-term acute care hospital. These new operations added a total of 1,369 operational skilled nursing beds and 202 operational senior living units operated by the Company's independent subsidiaries. Included within the operational skilled nursing bed are 43 long-term acute care beds. The Company also invested in new ancillary services that are complementary to its existing businesses.
8. BUSINESS SEGMENTS

The Company has two reportable segments: (1) skilled services, which includes the operation of skilled nursing facilities and rehabilitation therapy services and (2) Standard Bearer, which is comprised of selected real estate properties owned by Standard Bearer and leased to skilled nursing and senior living operators.

As of June 30, 2025, the skilled services segment includes 303 skilled nursing and 31 campus operations that provide both skilled nursing and rehabilitative care services and senior living services. The Company's Standard Bearer segment consists of 138 owned real estate properties.

The Company also reports an “All Other” category that includes results from its senior living operations, which includes 13 stand-alone senior living operations and the senior living operations at 31 campus operations that provide both skilled nursing and rehabilitative care services and senior living services. In addition, the "All Other" category includes mobile diagnostics, medical transportation, other real estate, other ancillary operations and the Service Center. Services included in the “All Other” category are insignificant individually, and therefore do not constitute a reportable segment.

The Company’s reportable segments are significant operating segments that offer differentiated services. The segment structure reflects the Company's current operational and financial management and provides the best structure to maximize the quality of care and investment strategy provided, while maintaining financial discipline.

Segment income is defined as income before provision for income taxes, excluding gain or loss from sale of real estate, real estate insurance recoveries and impairment of long-lived assets. The Company's chief operating decision maker or CODM, who is the Chief Executive Officer, reviews segment income for each operating segment to evaluate performance and allocate capital resources. The CODM uses segment income to analyze actual results as part of operational planning and to decide whether to reinvest profits into the segments or into other parts of the Company, such as through acquisitions, to pay dividends or to recommend a stock repurchase program. The Company's CODM does not review assets by segment in his resource allocation and therefore assets by segment are not disclosed below.

Intercompany revenue is eliminated in consolidation, along with corresponding intercompany expenses. Included in segment income for Standard Bearer is expense for intercompany services provided by the Service Center as described in Note 6, Standard Bearer, as it is part of the CODM financial information.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables set forth financial information for the segments:

	Three Months Ended June 30, 2025
	Skilled Services	Standard Bearer	Total
Service revenue(1)	$1,173,576	$—	$1,173,576
Rental revenue	—	31,468	31,468
Segment revenue	$1,173,576	$31,468	$1,205,044

Reconciliation of revenue:
All other revenue(2)			57,332
Elimination of intercompany revenue(3)			(34,607)
TOTAL CONSOLIDATED REVENUE			$1,227,769
Less:
Other segment items(4)	1,009,822	2,766
Depreciation and amortization	13,750	9,265
Interest expense(5)	—	10,311
Segment income	$150,004	$9,126	$159,130

Reconciliation of profit or loss:
All other not included in segment income			(46,772)
INCOME BEFORE PROVISION FOR INCOME TAXES			$112,358
(1) Skilled services service revenue does not include intercompany service revenue generated by ancillary operations provided to the Company's independent subsidiaries and management service revenue generated by the Service Center with Standard Bearer. Intercompany service revenue is eliminated in "Elimination of intercompany revenue".
(2) All other revenue includes $54,174 of service revenue and $3,158 of rental revenue for the three months ended June 30, 2025, both of which include intercompany revenue that is eliminated in "Elimination of intercompany revenue".
(3) Elimination of intercompany revenue includes the elimination of intercompany rental revenue of $28,271 and intercompany service revenue of $6,336 for the three months ended June 30, 2025.
(4) Other segment items include cost of services and rent expense for the skilled services segment and cost of services, rent expense and general and administrative expenses for the Standard Bearer segment. Additionally, there are intercompany expenses of $34,607 during the three months ended June 30, 2025, which are eliminated in consolidation.
(5) Included in interest expense in Standard Bearer is interest from intercompany debt arrangements between Standard Bearer and The Ensign Group, Inc. of $9,023 during the three months ended June 30, 2025, which is eliminated in consolidation.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended June 30, 2024
	Skilled Services	Standard Bearer	Total
Service revenue(1)	$991,285	$—	$991,285
Rental revenue	—	23,354	23,354
Segment revenue	$991,285	$23,354	$1,014,639

Reconciliation of revenue:
All other revenue(2)			47,339
Elimination of intercompany revenue(3)			(25,693)
TOTAL CONSOLIDATED REVENUE			$1,036,285
Less:
Other segment items(4)	858,189	2,129
Depreciation and amortization	10,911	7,166
Interest expense(5)	—	6,699
Segment income	$122,185	$7,360	$129,545

Reconciliation of profit or loss:
All other not included in segment income			(37,481)
INCOME BEFORE PROVISION FOR INCOME TAXES			$92,064
(1) Skilled services service revenue does not include intercompany service revenue generated by ancillary operations provided to the Company's independent subsidiaries and management service revenue generated by the Service Center with Standard Bearer. Intercompany service revenue is eliminated in "Elimination of intercompany revenue".
(2) All Other revenue includes $44,340 of service revenue and $2,999 of rental revenue for the three months ended June 30, 2024, both of which include intercompany revenue that is eliminated in "Elimination of intercompany revenue".
(3) Elimination of intercompany revenue includes the elimination intercompany rental revenue of $20,642 and intercompany service revenue of $5,051 for the three months ended June 30, 2024.
(4) Other segment items include cost of services and rent expense for the skilled services segment and cost of services, rent expense and general and administrative expenses for the Standard Bearer segment. Additionally, there are intercompany expenses of $25,693 during the three months ended June 30, 2024, which is eliminated in consolidation.
(5) Included in interest expense in Standard Bearer is interest from intercompany debt arrangements between Standard Bearer and The Ensign Group, Inc. of $4,998 during the three months ended June 30, 2024, which is eliminated in consolidation.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Six Months Ended June 30, 2025
	Skilled Services	Standard Bearer	Total
Service revenue(1)	$2,297,130	$—	$2,297,130
Rental revenue	—	59,869	59,869
Segment revenue	$2,297,130	$59,869	$2,356,999

Reconciliation of revenue:
All other revenue(2)			109,758
Elimination of intercompany revenue(3)			(65,947)
TOTAL CONSOLIDATED REVENUE			$2,400,810
Less:
Other segment items(4)	1,976,232	5,372
Depreciation and amortization	26,963	17,741
Interest expense(5)	—	19,047
Segment income	$293,935	$17,709	$311,644

Reconciliation of profit or loss:
All other not included in segment income			(92,706)
INCOME BEFORE PROVISION FOR INCOME TAXES			$218,938
(1) Skilled services service revenue does not include intercompany service revenue generated by ancillary operations provided to the Company's independent subsidiaries and management service revenue generated by the Service Center with Standard Bearer. Intercompany service revenue is eliminated in "Elimination of intercompany revenue".
(2) All other revenue includes $103,601 of service revenue and $6,157 of rental revenue for the six months ended June 30, 2025, both of which include intercompany revenue that is eliminated in "Elimination of intercompany revenue".
(3) Elimination of intercompany revenue includes the elimination of intercompany rental revenue of $53,670 and intercompany service revenue of $12,277 for the six months ended June 30, 2025.
(4) Other segment items include cost of services and rent expense for the skilled services segment and cost of services, rent expense and general and administrative expenses for the Standard Bearer segment. Additionally, there are intercompany expenses of $65,947 during the six months ended June 30, 2025, which are eliminated in consolidation.
(5) Included in interest expense in Standard Bearer is interest from intercompany debt arrangements between Standard Bearer and The Ensign Group, Inc. of $16,063 during the six months ended June 30, 2025, which is eliminated in consolidation.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Six Months Ended June 30, 2024
	Skilled Services	Standard Bearer	Total
Service revenue(1)	$1,960,887	$—	$1,960,887
Rental revenue	—	45,555	45,555
Segment revenue	$1,960,887	$45,555	$2,006,442

Reconciliation of revenue:
All other revenue(2)			89,911
Elimination of intercompany revenue(3)			(49,896)
TOTAL CONSOLIDATED REVENUE			$2,046,457
Less:
Other segment items(4)	1,690,446	4,266
Depreciation and amortization	21,447	13,995
Interest expense(5)	—	12,676
Segment income	$248,994	$14,618	$263,612

Reconciliation of profit or loss:
All other not included in segment income			(81,950)
INCOME BEFORE PROVISION FOR INCOME TAXES			$181,662
(1) Skilled services service revenue does not include intercompany service revenue generated by ancillary operations provided to the Company's independent subsidiaries and management service revenue generated by the Service Center with Standard Bearer. Intercompany service revenue is eliminated in "Elimination of intercompany revenue".
(2) All Other revenue includes $83,966 of service revenue and $5,945 of rental revenue for the six months ended June 30, 2024, both of which include intercompany revenue that is eliminated in "Elimination of intercompany revenue".
(3) Elimination of intercompany revenue includes the elimination intercompany rental revenue of $40,102 and intercompany service revenue of $9,794 for the six months ended June 30, 2024.
(4) Other segment items include cost of services and rent expense for the skilled services segment and cost of services, rent expense and general and administrative expenses for the Standard Bearer segment. Additionally, there are intercompany expenses of $49,896 during the six months ended June 30, 2024, which is eliminated in consolidation.
(5) Included in interest expense in Standard Bearer is interest from intercompany debt arrangements between Standard Bearer and The Ensign Group, Inc. of $9,283 during the six months ended June 30, 2024, which is eliminated in consolidation.

Service revenue by major payor source were as follows:

	Three Months Ended June 30, 2025
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$473,904	$11,944	$485,848	39.8%
Medicare	291,117	—	291,117	23.8
Medicaid-skilled	75,207	—	75,207	6.2
Subtotal	$840,228	$11,944	$852,172	69.8%
Managed care	229,495	—	229,495	18.8
Private and other(2)	103,853	35,894	139,747	11.4
TOTAL SERVICE REVENUE	$1,173,576	$47,838	$1,221,414	100.0%

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended June 30, 2024
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$403,127	$8,633	$411,760	40.0%
Medicare	258,869	—	258,869	25.1
Medicaid-skilled	62,969	—	62,969	6.1
Subtotal	$724,965	$8,633	$733,598	71.2%
Managed care	191,022	—	191,022	18.5
Private and other(2)	75,298	30,656	105,954	10.3
TOTAL SERVICE REVENUE	$991,285	$39,289	$1,030,574	100.0%

	Six Months Ended June 30, 2025
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$917,315	$22,373	$939,688	39.3%
Medicare	578,868	—	578,868	24.2
Medicaid-skilled	144,758	—	144,758	6.1
Subtotal	$1,640,941	$22,373	$1,663,314	69.6%
Managed care	456,712	—	456,712	19.1
Private and other(2)	199,477	68,951	268,428	11.3
TOTAL SERVICE REVENUE	$2,297,130	$91,324	$2,388,454	100.0%

	Six Months Ended June 30, 2024
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$785,245	$16,678	$801,923	39.4%
Medicare	524,452	—	524,452	25.8
Medicaid-skilled	126,278	—	126,278	6.2
Subtotal	$1,435,975	$16,678	$1,452,653	71.4%
Managed care	379,126	—	379,126	18.6
Private and other(2)	145,786	57,494	203,280	10.0
TOTAL SERVICE REVENUE	$1,960,887	$74,172	$2,035,059	100.0%
(1) Medicaid payor includes revenue generated from senior living operations.
(2) Private and other in skilled services includes private, Veteran Affairs and hospice payors. In addition, private and other in the "all other" category includes revenue from senior living and ancillary operations.
(3) All Other incorporates intercompany eliminations.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. PROPERTY AND EQUIPMENT - NET
Property and equipment, net consists of the following:

	June 30, 2025	December 31, 2024
Land	$200,366	$162,873
Buildings and improvements	1,111,361	933,790
Leasehold improvements	232,052	212,603
Equipment	440,385	396,018
Furniture and fixtures	4,642	4,349
Construction in progress	54,054	41,209
	$2,042,860	$1,750,842
Less: accumulated depreciation	(507,675)	(459,488)
PROPERTY AND EQUIPMENT, NET	$1,535,185	$1,291,354

Management evaluated its long-lived assets and determined there was no impairment during the six months ended June 30, 2025. During the six months ended June 30, 2024, the Company recorded an impairment charge of $1,849 within the Company's consolidated statement of income as cost of services.
Real Estate Acquisitions
A majority of the real estate properties were acquired by subsidiaries of Standard Bearer, as detailed in Note 6. Standard Bearer. The table below presents the allocation of the purchase price for real estate purchases during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Land	$37,493	$14,491
Building and improvements	162,806	48,535
Equipment, furniture, and fixtures	3,956	1,483
Assembled occupancy	354	377
Goodwill	—	372
Other indefinite-lived intangible assets	—	132
TOTAL ACQUISITIONS	$204,609	$65,390
10. INTANGIBLE ASSETS - NET

		June 30, 2025			December 31, 2024
	Weighted Average Life (Years)
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Assembled occupancy	0.4	$2,345	$(2,336)	$9	$1,991	$(1,316)	$675
Facility trade name	30.0	733	(474)	259	733	(462)	271
Customer relationships	18.4	4,582	(3,007)	1,575	4,582	(2,902)	1,680
TOTAL		$7,660	$(5,817)	$1,843	$7,306	$(4,680)	$2,626

During the three and six months ended June 30, 2025, amortization expense was $740 and $1,551, respectively, of which $272 and $414 was related to the amortization of right-of-use assets, respectively. Amortization expense was $536 and $937, respectively, of which $303 and $606 was related to the amortization of right-of-use assets for the three and six months ended June 30, 2024, respectively.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2025 (remainder)	$128
2026	234
2027	234
2028	234
2029	234
2030	234
Thereafter	545
$1,843
Other indefinite-lived intangible assets consist of the following:

	June 30, 2025	December 31, 2024
Trade name	$889	$889
Medicare and Medicaid licenses	3,777	3,777
TOTAL	$4,666	$4,666
11. GOODWILL

Goodwill is subject to annual testing for impairment during the fourth quarter of each year. In addition, goodwill is tested for impairment if events occur or circumstances indicate that its carrying value may not be recoverable. There were no indicators of goodwill impairment noted during the three and six months ended June 30, 2025. The Company anticipates that the majority of goodwill recognized will be fully deductible for tax purposes as of June 30, 2025. Provided that goodwill corresponds to the acquisition of a business and not merely the acquisition of real estate property, the Company's Standard Bearer segment appropriately does not carry a goodwill balance. There were no activities in goodwill during the six months ended June 30, 2025. The following table represents goodwill value by the skilled services segment and "all other" category as of June 30, 2025 and December 31, 2024:

	Skilled Services	All Other	Total
Goodwill	$88,626	$9,355	$97,981
12. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30, 2025	December 31, 2024
Quality assurance fee	$15,963	$12,667
Refunds, deferred revenue and advances	78,817	75,573
Cash held in trust for patients	7,557	6,370
Dividends payable	3,605	3,589
Property taxes	10,943	15,400
Other	17,935	18,458
OTHER ACCRUED LIABILITIES	$134,820	$132,057
Quality assurance fee represents the aggregate of amounts payable to various states that have a mandated fee based on patient days or licensed beds. Refunds, deferred revenue and advances consists of liabilities related to duplicate payments and credit balances from various payor sources, as well as payments received from residents in advance of services provided. Cash held in trust for patients reflects monies received from or on behalf of patients. Maintaining a trust account for patients is a regulatory requirement and, while the trust assets offset the liabilities, the Company assumes a fiduciary responsibility for these funds. The cash balance related to this liability is included in other current assets in the condensed consolidated balance sheets.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. INCOME TAXES
The Company recorded income tax expense of $54,119 and $41,521 during the six months ended June 30, 2025 and 2024, respectively, or 24.7% of earnings before income taxes for the six months ended June 30, 2025, compared to 22.9% for the six months ended June 30, 2024. The effective tax rate for both periods is driven by the impact of excess tax benefits from stock-based compensation, offset by non-deductible expenses including non-deductible compensation.

The Company is not currently under examination by any major income tax jurisdiction. During 2025, the statutes of limitations will lapse on the Company's 2021 federal tax year and certain 2020 and 2021 state tax years. The Company does not believe the federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the six months ended June 30, 2025 and 2024.

On July 4, 2025, the One Big Beautiful Bill (OBBB) was enacted in the U.S. The OBBB includes provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and changes to certain U.S. corporate tax provisions. These changes include 100% bonus depreciation for capital expenditures incurred after January 19, 2025, and full expensing of domestic research and experimental expenditures. FASB ASC Topic 740, Income Taxes, requires the effects of tax law changes to be recognized in the period of enactment. As the legislation was signed into law after the close of the Company's second quarter, the impacts are not included in the Company's operating results for the six months ended June 30, 2025. The Company is currently assessing the impact but does not expect that the provisions will have a material impact on its consolidated financial statements.
14. DEBT
Debt consists of the following:

	June 30, 2025	December 31, 2024
Mortgage loans and promissory note	$146,413	$148,438
Less: current maturities	(4,155)	(4,086)
Less: debt issuance costs, net	(2,682)	(2,767)
LONG-TERM DEBT LESS CURRENT MATURITIES	$139,576	$141,585
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

Borrowings made under the Credit Facility are guaranteed, jointly and severally, by certain of the Company’s wholly-owned subsidiaries, and are secured by a pledge of stock of the Company's material independent subsidiaries as well as a first lien on substantially all of such independent subsidiaries' personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the terms of the Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of (i) a maximum consolidated total net debt to consolidated EBITDA ratio (which shall not be greater than 3.75:1.00; provided that if the aggregate consideration for approved acquisitions in a six month period is greater than $50,000, then the ratio can be increased at the election of the Company with notice to the administrative agent to 4.25:1.00 for the first fiscal quarter and the immediately following three fiscal quarters), and (ii) a minimum interest/rent coverage ratio (which cannot be less than 1.50:1.00). As of June 30, 2025, there was no outstanding debt under the Credit Facility. The Company was in compliance with all loan covenants as of June 30, 2025.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Mortgage Loans and Promissory Note

As of June 30, 2025, the Company has 23 subsidiaries that have mortgage loans insured with HUD in the aggregate amount of $145,187, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates in a range of 3.1% to 4.2%, including fixed interest rates in a range of 2.4% to 3.3% per annum. In addition to the interest rate, the Company incurs other fees for HUD placement, including, but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees based on the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10.0% and is reduced by 3.0% in the fourth year of the loan and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years.

In addition to the HUD mortgage loans above, the Company has a promissory note of $1,226 that bears a fixed interest rate of 5.3% per annum and has a term of 12 years. The note, which was assumed as part of an acquisition, is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.

Off-Balance Sheet Arrangements

As of June 30, 2025, the Company had approximately $7,402 of borrowing capacity under the Credit Facility pledged as collateral to secure outstanding letters of credit, a decrease of $20,491 from December 31, 2024. The Company believes that its outstanding letters of credit as of June 30, 2025 do not require an allowance for expected credit losses, nor has any event occurred through the filing date of this report that would indicate differently.

15. OPTIONS AND AWARDS
Stock-based compensation expense consists of stock-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2025 and 2024 was based on awards expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
The Company has one stock incentive plan, the Amended and Restated 2022 Omnibus Incentive Plan (the Amended and Restated Plan), pursuant to which grants of the Company's securities may currently be made. During the second quarter of 2025, the Company’s stockholders approved the Amended and Restated Plan, which increased the total number of shares authorized for issuance under the 2022 Omnibus Incentive Plan (the Predecessor Plan). Including the shares rolled over from the Predecessor Plan, the Amended and Restated Plan provides for the issuance of 4,231 shares of common stock. The number of shares available to be issued under the Amended and Restated Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) two shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). Non-employee director options, to the extent granted, will vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other options generally vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. At June 30, 2025, the total number of shares available for issuance under the Amended and Restated Plan was 3,982.
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

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Options
The Company used the following assumptions for stock options granted during the three months ended June 30, 2025 and 2024:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2025	175	4.2%	6.2 years	39.1%	0.2%
2024	173	4.4%	6.1 years	40.6%	0.2%
The Company used the following assumptions for stock options granted during the six months ended June 30, 2025 and 2024:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2025	327	4.2%	6.2 years	39.4%	0.2%
2024	354	4.4%	6.1 years	40.8%	0.2%
For the six months ended June 30, 2025 and 2024, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2025	327	$137.42	$61.71
2024	354	$120.98	$55.39
The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the six months ended June 30, 2025 and 2024 and therefore, the intrinsic value was $0 at the date of grant.
The following table represents the employee stock option activity during the six months ended June 30, 2025:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2025	3,987	$78.84	1,895	$52.64
Granted	327	137.42
Forfeited	(31)	104.56
Exercised	(274)	49.89
June 30, 2025	4,009	$85.40	1,943	$58.64

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of June 30, 2025 and December 31, 2024 is as follows:

Options	June 30, 2025	December 31, 2024

Outstanding	$276,046	$219,309
Vested	185,823	152,011
Expected to vest	84,487	63,243
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options. The aggregate intrinsic value of options that vested during the six months ended June 30, 2025 and 2024 was $22,121 and $18,073, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2025 and 2024 was $24,957 and $29,894, respectively.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Stock Awards
The Company granted 42 and 134 restricted stock awards during the three and six months ended June 30, 2025, respectively. The Company granted 42 and 137 restricted stock awards during the three and six months ended June 30, 2024, respectively. All awards were granted at an issue price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the six months ended June 30, 2025 and 2024 ranged from $126.34 to $147.04 and $116.65 to $122.69, respectively. The fair value per share includes quarterly stock awards to non-employee directors. Included in the restricted stock award grants are $8,003 and $6,165 of annual bonuses that were settled in vested restricted stock awards in the first quarter of 2025 and 2024, respectively.
A summary of the status of the Company's non-vested restricted stock awards as of June 30, 2025 and changes during the six months ended June 30, 2025 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	435	$102.71
Granted	134	134.11
Vested	(152)	105.12
Forfeited	(6)	109.88
Nonvested at June 30, 2025	411	$112.17
During the three and six months ended June 30, 2025, the Company granted 3 and 7 automatic quarterly stock awards, respectively, to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards ranged from $129.09 to $134.58 based on the market price on the grant date.
Stock-based compensation expense
Stock-based compensation expense recognized for the Company's equity incentive plans and long-term incentive plan for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based compensation expense related to stock options	$7,402	$5,518	$14,207	$10,506
Stock-based compensation expense related to restricted stock awards	3,761	2,936	7,163	5,663
Stock-based compensation expense related to restricted stock awards to non-employee directors	465	524	949	1,040
TOTAL	$11,628	$8,978	$22,319	$17,209

In future periods, the Company expects to recognize approximately $89,480 and $39,906 in stock-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of June 30, 2025. Future stock-based compensation expense will be recognized over 3.7 weighted average years for both unvested options and restricted stock awards. There were 2,066 unvested and outstanding options as of June 30, 2025, of which 1,900 options are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest as of June 30, 2025 was 6.7 years.

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
The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $16,904 and $34,030 for the three and six months ended June 30, 2025, respectively, and $17,272 and $34,072 for the three and six months ended June 30, 2024, respectively.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is in compliance with requirements of the Master Leases as of June 30, 2025.
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
The Company's 100 independent subsidiaries, excluding the subsidiaries that are operated under the Master Leases with CareTrust, are operated under 17 separate master lease arrangements. In the first quarter of 2025, the Company entered into one new master lease arrangement to add six stand-alone skilled nursing facilities operated by the Company's independent subsidiaries with an initial term of 15 years. The new master lease arrangement increased the lease liabilities and right-of-use assets by $57,961 to reflect the new lease obligations. In the second quarter of 2025, the Company entered into two new master lease arrangements to add four stand-alone skilled nursing facilities operated by the Company's independent subsidiaries with an initial term of 15 years. The new master lease arrangements increased the lease liabilities and right-of-use assets by $52,753 to reflect the new lease obligations. Under the master leases, a default at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of the Company’s leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
The components of operating lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Rent - cost of services(1)	$57,195	$53,272	$114,271	$105,148
Cost of services(2)	6,611	5,649	13,040	11,419
General and administrative expense	214	181	413	334
Depreciation and amortization(3)	272	303	414	606
	$64,292	$59,405	$128,138	$117,507
(1)Rent - cost of services includes deferred rent expense adjustments of $199 and $407 for the three and six months ended June 30, 2025, respectively, and $190 and $385 for the three and six months ended June 30, 2024, respectively. Additionally, rent - cost of services includes other variable lease costs such as CPI increases and short-term leases of $4,634 and $8,638 for the three and six months ended June 30, 2025, respectively, and $3,300 and $6,357 for the three and six months ended June 30, 2024, respectively.
(2)Cost of services includes variable lease costs consisting of property taxes and insurance.
(3)Depreciation and amortization is related to the amortization of favorable and direct lease costs.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future minimum lease payments for all third-party leases as of June 30, 2025 are as follows:

Year	Amount
2025 (remainder)	$108,371
2026	216,519
2027	215,728
2028	214,656
2029	210,795
2030	206,617
Thereafter	1,686,729
TOTAL LEASE PAYMENTS	$2,859,415
Less: present value adjustment	(963,372)
PRESENT VALUE OF TOTAL LEASE LIABILITIES	$1,896,043
Less: current lease liabilities	(103,825)
LONG-TERM OPERATING LEASE LIABILITIES	$1,792,218
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of June 30, 2025, the weighted average remaining lease term is 14.2 years and the weighted average discount rate used to determine the operating lease liabilities is 6.3%.
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

During the three and six months ended June 30, 2025, the Company entered into two lease agreements with a third-party operator for one skilled nursing and one senior living operation, both with initial lease terms of 15 years.
Total rental income from all third-party sources for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Pennant(1)	$4,082	$3,824	$8,204	$7,644
Other third-party(2)	2,273	1,887	4,152	3,754
TOTAL	$6,355	$5,711	$12,356	$11,398
(1) Pennant rental income includes variable rent such as property taxes of $270 and $580 during the three and six months ended June 30, 2025 and $314 and $632 for the three and six months ended June 30, 2024.
(2) Other third-party includes rental revenue associated with the Company's subleases to third parties of $1,116 and $2,223 for the three and six months ended June 30, 2025, respectively, and $1,089 and $2,169 for the three and six months ended June 30, 2024, respectively.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future annual rental income for all third-party leases as of June 30, 2025 were as follows:

Year	Amount(1)
2025 (remainder)	$13,218
2026	25,822
2027	25,278
2028	24,933
2029	24,821
2030	23,829
Thereafter	112,200
TOTAL	$250,101
(1) Annual rental income includes base rents and variable rental income pursuant to existing leases as of June 30, 2025.
Subsequent to June 30, 2025, the Company entered into one lease agreement with a third-party operator for one stand-alone skilled nursing operation.
17. DEFINED CONTRIBUTION PLANS

The Company has a 401(k) defined contribution plan (the 401(k) Plan), whereby eligible employees may contribute up to 90% of their annual basic earnings, subject to applicable annual Internal Revenue Code limits. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company.

The Company has a non-qualified deferred compensation plan (DCP), whereby certain highly compensated employees who are otherwise ineligible to participate in the Company's 401(k) plan, may defer the receipt of a portion of their base compensation and, for certain employees, up to 100% of their eligible bonuses. Additionally, the DCP allows for the employee deferrals to be deposited into a rabbi trust and the funds are generally invested in individual variable life insurance contracts owned by the Company that are specifically designed to fund savings plans of this nature. The Company paid for related administrative costs, which were not significant during the three and six months ended June 30, 2025 and 2024.

As of June 30, 2025 and December 31, 2024, the Company accrued $62,816 and $63,051, respectively, as long term deferred compensation in other long term liabilities on the condensed consolidated balance sheets. Cash surrender value of the contracts is based on investment funds that shadow the investment allocations specified by participants in the deferred compensation plan. Refer to Note 5, Fair Value Measurements for more information on the funds.
For the three and six months ended June 30, 2025, the Company recorded gains related to its DCP of $4,482 and $4,200, respectively, which is included in other income (expense), and recorded offsetting expenses of $4,578 and $4,344, respectively, which is allocated between cost of services and general and administrative expenses.

For the three and six months ended June 30, 2024, the Company recorded gains related to its DCP of $527 and $2,921, respectively, which is included in other income (expense), and recorded offsetting expenses of $628 and $3,116, respectively, which is allocated between cost of services and general and administrative expenses.
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
The following table represents the Company's self-insurance insurance liabilities, on an undiscounted basis, inclusive of anticipated insurance recoveries, as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Accrued general liability and professional malpractice liabilities	$179,515	$160,149
Accrued workers’ compensation liabilities	39,018	37,291
Accrued health benefits	16,000	14,312
TOTAL SELF-INSURANCE LIABILITIES	$234,533	$211,752
Less: current self-insurance liabilities	75,542	67,331
LONG-TERM SELF-INSURANCE LIABILITIES	$158,991	$144,421
The anticipated insurance recoveries included in the self-insurance liabilities are presented gross rather than net with the corresponding asset of $17,958 and $17,741, as of June 30, 2025 and December 31, 2024, respectively, included in Restricted and other assets on the consolidated balance sheets.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Litigation and Regulatory Matters — The Company and its independent subsidiaries are party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of business. Such claims may be related to, but are not limited to, the Health Insurance Portability and Accountability Act of 1996, alleged Medicare or Medicaid false claims, qui tam or "whistleblower" provisions of the False Claims Act and/or the Anti-Kickback Statute, alleged violations of state and federal wage and hour laws, environmental matters, investigations, examinations, audits and surveys or other claims in connection with the delivery of healthcare and non-healthcare services.
The Company and its independent subsidiaries are also subject to requests for information and investigations by other state and federal governmental entities (e.g., Offices of the Attorney General and Offices of the Inspector General). The Company cannot predict or provide any assurance as to the possible outcome of any inquiry, investigation or related litigation. If any such inquiry, investigation or related litigation were to proceed, and the Company and its independent subsidiaries are subjected to, alleged to be liable for, or agree to a settlement of, claims or obligations under federal Medicare statutes, the FCA, or similar state and federal statutes and related regulations, or if the Company or its independent subsidiaries are alleged or found to be liable on theories of general or professional negligence or wage and hour violations, the Company's business, financial condition and results of operations and cash flows could be materially and adversely affected and its stock price could be adversely impacted. Among other things, any settlement or litigation could involve the payment of substantial sums to settle any alleged violations and may also include the assumption of specific procedural and financial obligations by the Company or its independent subsidiaries under a Corporate Integrity Agreement and/or other such arrangement.
Other claims and suits, including class actions, continue to be filed against the Company and other companies in its industry. The Company and its independent subsidiaries have been subjected to, and are currently involved in, class action litigation alleging violations (alone or in combination) of state and federal wage and hour laws as related to the alleged failure to pay wages, to timely provide and compensate for meal and rest breaks, and related causes of action. The Company does not believe that the ultimate resolution of these actions will have an ongoing material adverse effect on the Company’s business, cash flows, financial condition or results of operations.
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
In 2023, in a four-week medical negligence trial in the State of Arizona, the jury returned a verdict against one of the Company’s independent subsidiaries. The Company is in the process of appealing the jury verdict. The Company has in the past appealed similar decisions and has, in some circumstances, received decisions in its favor. Although the Company intends to vigorously defend against these specific claims and in general these types of claims and cases, there can be no assurance that the outcomes of these matters will not have a material adverse effect on operational results and financial condition.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Medicare Revenue Recoupments — The Company's independent subsidiaries are subject to regulatory reviews relating to the provision of Medicare and Medicaid services, billings and potential overpayments as a result of Recovery Audit Contractors (RAC), various Program Safeguard Contractors and Medicaid Integrity Contractors (collectively referred to as Reviews). Reviews vary in claim selection size and processes, ranging from a single episode/claim month to larger, multi-claim batches; and from single rounds of review to reviews of multiple rounds with pass/fail criteria. If an operation has a significant error rate or fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. The Company anticipates that these Reviews could increase in frequency in the future. As of June 30, 2025 and through the filing date of this report, 10 of the Company's independent subsidiaries had multi-claim Reviews scheduled or in process.
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
The Company’s receivables from Medicare and Medicaid payor programs accounted for 56.3% and 52.9% of its total accounts receivable as of June 30, 2025 and December 31, 2024, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 69.8% and 69.6% of the Company's service revenue for the three and six months ended June 30, 2025, respectively, and 71.2% and 71.4% for the three and six months ended June 30, 2024, respectively.
20. COMMON STOCK REPURCHASE PROGRAM
On May 15, 2025, the Board of Directors approved a stock repurchase program pursuant to which the Company is authorized to repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months from June 16, 2025. During the three months ended June 30, 2025, the Company did not repurchase any shares pursuant to this stock repurchase program.
On February 21, 2025, the Board of Directors approved a stock repurchase program pursuant to which the Company was authorized to repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months from March 26, 2025. During the three and six months ended June 30, 2025, the Company purchased 73 and 157, respectively, of its common stock for $9,225 and $20,000, respectively. This repurchase program expired upon the repurchase of the fully authorized amount under the plan and is no longer in effect.
On May 16, 2024, the Board of Directors approved a stock repurchase program pursuant to which the Company was authorized to repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months from September 1, 2024. The Company did not purchase any shares pursuant to this stock repurchase program before the repurchase program was cancelled on February 21, 2025.
On August 29, 2023, the Board of Directors approved a stock repurchase program pursuant to which the Company was authorized to repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months from September 1, 2023, which terminated by its terms on August 31, 2024. The Company did not purchase any shares pursuant to this stock repurchase program.
Under the repurchase program, the Company is authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions, tender offers, pursuant to contractual provisions, and block trades, or otherwise in accordance with federal securities laws. The share repurchase program does not obligate the Company to acquire any specific number of shares. Any such repurchases will depend on the Company's business strategy, prevailing market conditions, the Company's liquidity requirements, contractual restrictions or covenants, compliance with securities laws, and other factors. The amounts involved in any such transaction may be material.

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
Overview
We are a provider of health care services across the post-acute care continuum. We engage in the operation, ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare related properties and ancillary businesses located in 17 states. Our independent subsidiaries, each of which strive to be the operation of choice in the communities they serve, provide a broad spectrum of services. As of June 30, 2025, we offered skilled nursing, long term acute care, senior living and rehabilitative care services through 347 skilled nursing and senior living facilities. Our real estate portfolio includes 144 owned real estate properties, which includes 109 facilities operated and managed by us, 35 operations leased to and operated by third-party operators and the Service Center location. Of the 35 third-party operations, one senior living operation is located on the same real estate property as a skilled nursing operation that we own and operate.
The following table summarizes our independent subsidiaries and operational skilled nursing beds and senior living units by ownership status as of June 30, 2025:

	Owned and Operated	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total for Facilities Operated
Number of facilities	109	8	230	347
Percentage of total	31.4%	2.3%	66.3%	100.0%
Operational skilled nursing beds	10,899	687	23,959	35,545
Percentage of total	30.7%	1.9%	67.4%	100.0%
Senior living units	1,938	142	1,212	3,292
Percentage of total	58.9%	4.3%	36.8%	100.0%

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
Our acquisition strategy has been focused on identifying both opportunistic and strategic acquisitions within our target markets that offer strong opportunities for return. The operations added by us are frequently underperforming financially and can have regulatory and clinical challenges to overcome. Financial information, especially with underperforming operations, is often inadequate, inaccurate or unavailable. Consequently, we believe that prior operating results are not a meaningful representation of our current operating results or indicative of the integration potential of our newly acquired independent subsidiaries.
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
Operational Expansions — During the six months ended June 30, 2025, we expanded our operations with the addition of 17 stand-alone skilled nursing operations, two stand-alone senior living and one campus operation. These new operations added a total of 1,955 operational skilled nursing beds and 204 operational senior living units operated by our independent operating subsidiaries.
Subsequent to June 30, 2025, we expanded our operations with the addition of one stand-alone skilled nursing operation which added 120 operational skilled nursing beds operated by one of the Company's independent subsidiary. For further discussion of expansions, see Note 6 and Operation Expansions in the Notes to the Interim Financial Statements.
Expansion into New States — In the first quarter of 2025, we expanded our operations into the states of Alabama, Alaska and Oregon. These expansions are part of our strategic vision to further strengthen our growing national presence in both existing and new attractive markets.
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
During the six months ended June 30, 2025, Standard Bearer added $195.0 million of real estate associated with 11 stand-alone skilled nursing operations, one stand-alone senior living operation and two campus operations. Four of the acquisitions were related to exercising purchase options from CareTrust REIT, Inc. (CareTrust) lease arrangements where our independent subsidiaries have been operating and managing these locations. Of these additions, one stand-alone skilled nursing operation is leased to a third-party operator and the remaining additions are operated by our independent subsidiaries.
Subsequent to June 30, 2025, Standard Bearer added $20.8 million of real estate associated with two stand-alone skilled nursing operations, where one stand-alone skilled nursing facility was leased back to our independent operating subsidiary and the remaining real estate acquisition was leased to a third-party operator. Our existing relationships with third-party operators within our industry have allowed us to expand our growing REIT structure to operators outside of our organization.

Common Stock Repurchase Program — On February 21, 2025, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from March 26, 2025. During the first quarter of 2025, we purchased 84 shares of our common stock for $10.8 million. During the second quarter of 2025, we purchased 73 shares of our common stock for $9.2 million. This repurchase program expired upon the repurchase of the fully authorized amount under the plan and is no longer in effect.
On May 15, 2025, the Board of Directors approved a stock repurchase program pursuant to which we can repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from June 16, 2025. During the second quarter of 2025, we did not repurchase any shares pursuant to this stock repurchase program.
Facility Information

The following table sets forth the location of our facilities and the number of operational beds and units located at our skilled nursing, senior living and campus facilities as of June 30, 2025:

	Facility Counts				Bed / Unit Counts
	Skilled Operations	Senior Living Communities	Campus Operations(1)	Total	Skilled Operational Beds	Senior Living Units	Total Beds / Units
Texas	79	1	5	85	10,240	604	10,844
California	70	1	3	74	6,975	269	7,244
Arizona	33	1	6	40	5,009	891	5,900
Colorado	31	5	1	37	3,369	633	4,002
Utah	19	2	1	22	2,071	163	2,234
Washington	17	1	—	18	1,608	98	1,706
Idaho	13	—	1	14	1,173	21	1,194
Tennessee	11	—	—	11	1,120	—	1,120
Kansas	3	—	8	11	828	251	1,079
South Carolina	9	—	—	9	1,126	—	1,126
Nebraska	4	1	3	8	496	199	695
Iowa	6	—	2	8	530	31	561
Nevada	3	—	—	3	483	—	483
Wisconsin	3	—	—	3	182	—	182
Alaska	1	1	—	2	146	82	228
Alabama	1	—	—	1	91	—	91
Oregon	—	—	1	1	98	50	148
	303	13	31	347	35,545	3,292	38,837
(1) Campuses represent facilities that offer both skilled nursing and senior living services.

The following table provides summary information regarding the location of our owned and operated real estate properties as of June 30, 2025:

	Facility Counts				Bed / Unit Counts
	Skilled Operations	Senior Living Communities	Campus Operations(1)	Total	Skilled Operational Beds	Senior Living Units	Total Beds / Units
Texas	22	1	4	27	3,075	574	3,649
Arizona	12	—	5	17	2,044	494	2,538
California	11	—	1	12	1,290	42	1,332
Colorado	6	3	—	9	592	369	961
Utah	8	—	—	8	764	—	764
Kansas	1	—	5	6	440	167	607
South Carolina	5	—	—	5	544	—	544
Washington	6	—	—	6	621	—	621
Idaho	5	—	—	5	470	—	470
Nebraska	1	1	1	3	171	160	331
Tennessee	3	—	—	3	300	—	300
Wisconsin	3	—	—	3	182	—	182
Alaska	1	1	—	2	146	82	228
Iowa	2	—	—	2	162	—	162
Oregon	—	—	1	1	98	50	148
	86	6	17	109	10,899	1,938	12,837
(1) Campuses represent facilities that offer both skilled nursing and senior living services.

The following table provides summary information regarding the location of our owned real estate properties as of June 30, 2025:

	Owned and Operated by Ensign(1)	Owned and Leased to Third-Party Operators(1)	Service Center	Total Properties(1)
Texas(1)	27	6	—	32
Wisconsin	3	22	—	25
Arizona	17	1	—	18
California	12	2	1	15
Colorado	9	—	—	9
Utah	8	—	—	8
Washington	6	3	—	9
Kansas	6	—	—	6
Idaho	5	—	—	5
South Carolina	5	—	—	5
Nebraska	3	—	—	3
Tennessee	3	—	—	3
Iowa	2	—	—	2
Alaska	2	—	—	2
Oregon	1	—	—	1
Nevada	—	1	—	1
	109	35	1	144
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

The following table summarizes our overall skilled mix from our skilled nursing services for the periods indicated as a percentage of our total skilled nursing routine revenue and as a percentage of total skilled nursing patient days:

	Three Months Ended June 30,		Six Months Ended June 30,
Skilled Mix:	2025	2024	2025	2024
Days	30.8%	29.9%	31.1%	30.4%
Revenue	49.2%	48.2%	49.7%	49.0%
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

The following table summarizes our overall occupancy statistics for skilled nursing operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Occupancy for skilled services:	2025	2024	2025	2024
Operational beds at end of period	35,545	31,813	35,545	31,813
Available patient days	3,216,445	2,869,623	6,316,122	5,684,342
Actual patient days	2,615,490	2,299,068	5,153,626	4,554,599
Occupancy percentage (based on operational beds)	81.3%	80.1%	81.6%	80.1%
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
Revenue Sources
The following tables set forth our total service revenue by payor source generated by our skilled services segment and our "All Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	Skilled Services		All Other (3)		Total Service Revenue
	2025	2024	2025	2024	2025	2024
Medicaid(1)	$473,904	$403,127	$11,944	$8,633	$485,848	$411,760
Medicare	291,117	258,869	—	—	291,117	258,869
Medicaid-skilled	75,207	62,969	—	—	75,207	62,969
Subtotal	$840,228	$724,965	$11,944	$8,633	$852,172	$733,598
Managed care	229,495	191,022	—	—	229,495	191,022
Private and other(2)	103,853	75,298	35,894	30,656	139,747	105,954
TOTAL SERVICE REVENUE	$1,173,576	$991,285	$47,838	$39,289	$1,221,414	$1,030,574

	Three Months Ended June 30,
	Skilled Services		All Other (3)		Total Service Revenue
	2025	2024	2025	2024	2025	2024
Medicaid(1)	40.4%	40.7%	25.0%	22.0%	39.8%	40.0%
Medicare	24.8	26.1	—	—	23.8	25.1
Medicaid-skilled	6.4	6.3	—	—	6.2	6.1
Subtotal	71.6%	73.1%	25.0%	22.0%	69.8%	71.2%
Managed care	19.6	19.3	—	—	18.8	18.5
Private and other(2)	8.8	7.6	75.0	78.0	11.4	10.3
TOTAL SERVICE REVENUE	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Medicaid payor includes revenue for senior living operations.
(2) Private and other in skilled services includes private, Veteran Affairs and hospice payors. In addition, private and other in the "all other" category includes revenue from senior living and ancillary operations.

(3) All Other incorporates intercompany eliminations.

	Six Months Ended June 30,
	Skilled Services		All Other (3)		Total Service Revenue
	2025	2024	2025	2024	2025	2024
Medicaid(1)	$917,315	$785,245	$22,373	$16,678	$939,688	$801,923
Medicare	578,868	524,452	—	—	578,868	524,452
Medicaid-skilled	144,758	126,278	—	—	144,758	126,278
Subtotal	$1,640,941	$1,435,975	$22,373	$16,678	$1,663,314	$1,452,653
Managed care	456,712	379,126	—	—	456,712	379,126
Private and other(2)	199,477	145,786	68,951	57,494	268,428	203,280
TOTAL SERVICE REVENUE	$2,297,130	$1,960,887	$91,324	$74,172	$2,388,454	$2,035,059

	Six Months Ended June 30,
	Skilled Services		All Other (3)		Total Service Revenue
	2025	2024	2025	2024	2025	2024
Medicaid(1)	39.9%	40.0%	24.5%	22.5%	39.3%	39.4%
Medicare	25.2	26.7	—	—	24.2	25.8
Medicaid-skilled	6.3	6.5	—	—	6.1	6.2
Subtotal	71.4%	73.2%	24.5%	22.5%	69.6%	71.4%
Managed care	19.9	19.3	—	—	19.1	18.6
Private and other(3)	8.7	7.5	75.5	77.5	11.3	10.0
TOTAL SERVICE REVENUE	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Medicaid payor includes revenue for senior living operations.
(2) Private and other in skilled services includes private, Veteran Affairs and hospice payors. In addition, private and other in our "all other" category includes revenue from senior living and ancillary operations.

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
Proposed, Anticipated and Recently Issued Rulemaking and Administrative Actions
The federal government, through CMS rulemaking, Presidential executive actions or Congressional legislation, and state and local governments have recently released the following proposed or final rulemaking, or administrative actions that may have an impact on our independent Skilled Nursing Facilities (SNFs) or Assisted Living Facilities (ALFs):
One Big Beautiful Bill (OBBB) — The OBBB was signed into law on July 4, 2025. The OBBB implements numerous federal reforms targeting Medicaid financing, eligibility, and payment structures. The following provisions of the OBBB are expected to impact Medicaid reimbursement mechanisms and enrollment dynamics relevant to our business.
Moratorium on New or Increased Provider Taxes — Provider taxes, which are state taxes assessed on healthcare providers or facilities, are a commonly used by states to generate non-federal share of Medicaid payments, including payments to SNFs. Under the Patient Protection and Affordable Care Act (ACA), provider taxes were capped at 6% of a provider's net patient revenue. Existing federal law prohibits states Medicaid programs from guaranteeing providers that they will receive their provider taxes paid back - this is known as the hold harmless provision. The OBBB prohibits states from imposing new provider taxes or increasing existing provider tax rates or tax bases, with specific carve outs for nursing facilities and intermediate care facilities to remain at status quo. The OBBB reduces the hold harmless threshold in expansion states beginning in fiscal year 2028. This threshold will decrease by 0.5% per year in ACA expansion states until the safe harbor limit is 3.5% in fiscal year 2032. While SNFs are exempt from the moratorium, broader limitations on provider taxes could reduce overall state Medicaid financing flexibility, increasing the risk of lower SNF reimbursement rates.
Medicaid Recertification Changes and Retroactive Eligibility Cut — Beginning in the first quarter of 2027, states must conduct Medicaid eligibility redeterminations every six months, rather than annually, for individuals enrolled under Medicaid. Additionally, the OBBB includes a provision to reduce Medicaid retroactive eligibility from 90 days to 30 days for most enrollees but is 60 days for long-term care residents and traditional Medicaid enrollees. We believe that these provisions create the conditions for coverage interruptions, potential delays or denied payments.
Revisions to State-Directed Payments (SDPs) — Prior to the OBBB’s passage, state Medicaid programs could require Medicaid managed care organizations (MCOs) to pay providers certain rates, make uniform rate increases, or to use certain payment methods. These state-mandated payments by MCOs were known as SDPs, the upper limits for which generally were higher than the highest Medicare payment rate for those services, which is used in calculating Medicaid fee-for-service supplemental payments. The OBBB limits total payments under existing CMS-approved SDPs to current levels and caps future SDPs based on whether the state has expanded its Medicaid program under the ACA. SDPs approved prior to the OBBB’s implementation are grandfathered by the OBBB, although those grandfathered payments are reduced by 10% per year starting on January 1, 2028, until those SDPs reach the allowable Medicare-related payment limit. For Medicaid expansion states, new SDPs may not exceed 100% of the Medicare equivalent payment rate; for non-expansion states, the cap is 110%. In the absence of published Medicare payment rates, the OBBB limits SDPs to the Medicaid fee-for-service payment rate.
Cap on Home Equity Excluded for Long-Term Care Eligibility Determination — The OBBB establishes a limit of $1.0 million for home equity that can be exempted from calculating an individual’s eligibility for Medicaid in seeking long-term care beginning January 1, 2028. This threshold is not indexed to inflation. States may, however, apply different home equity limits for primary residences that are located on farms.

Reduced Federal Contributions to State Medicaid Programs – Beginning in fiscal year 2030, the OBBB requires HHS to reduce federal financial contributions to Medicaid programs in states that identified improper payments to ineligible individuals or overpayments to eligible individuals. The OBBB expanded the scope of these improper payments to include payments where insufficient information is available to confirm the recipient’s eligibility for payment. We do not anticipate this provision of the OBBB to impact our revenue.
Home and Community Based Services (HCBS) – The OBBB allows states to obtain waivers from CMS so that Medicaid can be used to pay for HCBS rendered to beneficiaries who do not require an institutional level of care found in a SNF. The OBBB requires these waiver applications to include a demonstration that the state’s waiver will not increase the average amount of time that beneficiaries who need institutional levels of care will have to wait for services, intending to avoid HCBS being used in lieu of adequate SNF access for Medicaid beneficiaries requiring institutional care.
Overall Impact on State Budgets - It is uncertain at this point how the overall budgets of states will be impacted by the OBBB due to reduced federal Medicaid contributions. However, one potential risk to our revenue is due to the fact that the states will simply have less money in general. Therefore, we anticipate states being forced to make difficult decisions in the future about where those funds are directed. We will continue to monitor any such developments and advocate accordingly at the federal, state and local levels.
Medicare Annual Payment Rule — On April 11, 2025, CMS issued the SNF Prospective Payment System (PPS) Fiscal Year (FY) 2026 Proposed Rule with the following proposed impacts:
Impact to payment rates — CMS is required to calculate an annual Medicare market-basket update to the payment rates. For fiscal year 2026, starting on October 1, 2025 and will run through September 30, 2026, CMS proposes to increase the SNF PPS rate by 2.8%. The net increase is based on a 3.0% market basket adjustment to account for inflation, plus a 0.6% forecast error adjustment and a negative 0.8% productivity adjustment. This increase does not include the SNF Value-Based Purchasing (VBP) Program reductions for certain SNFs subject to the net reduction in payments under the SNF VBP. The SNF PPS FY 2026 Proposed Rule also includes updates to the PDPM, with CMS proposing revisions to ICD-10 code mappings to ensure alignment with current clinical guidance and support more accurate assignment of clinical categories. These updates are intended to improve coding accuracy and better reflect patients’ primary diagnoses during SNF stays, potentially impacting reimbursement levels and case-mix classifications for the skilled nursing facilities operated by our independent subsidiaries.
Impact to the SNF VBP Program — Proposed changes to the SNF VBP Program within the SNF PPS FY 2026 Proposed Rule seek to finalize scoring methodology for the SNF Within-Stay Potentially Preventable Readmission (SNF WS PPR) measure, establish performance standards for fiscal years 2028 and 2029, and adopt a reconsideration process for review and correction disputes. CMS also proposes to eliminate the Health Equity Adjustment to simplify the program’s incentive structure.
Impact to the SNF Quality Reporting Program (QRP) — With respect to the SNF QRP, CMS proposes to remove four standardized patient assessment data elements related to Social Determinants of Health (SDOH) from the Minimum Data Set (MDS), including those for living situation, food, and utilities, effective October 1, 2025. The SNF PPS FY 2026 Proposed Rule also proposes to expand the QRP reconsideration process by allowing SNFs to request deadline extension and expanding the bases for CMS to grant such extension requests.
Other Proposed Impacts — Finally, the SNF PPS FY 2026 Proposed Rule includes a Request for Information seeking public comment on approaches to streamline Medicare regulations and reduce provider administrative burden. Any material changes resulting from this rule could directly affect our SNF operations, particularly in areas such as reimbursement methodology, compliance reporting, and quality-based performance evaluations.
Medicare Part B Fee Schedule — On July 14, 2025, CMS issued the 2026 Medicare Physician Fee Schedule (PFS) Proposed Rule, which outlines significant changes aimed at modernizing Medicare, improving care quality, and reducing unnecessary spending.
Two Payment Rates Based on Advanced Alternative Payment Model (AAPM) Participation — For the first time, there are two separate conversion factors for all Medicare-participating providers which impacts reimbursement for therapeutic services (including occupational therapy, speech language therapy, and physical therapy), evaluation and management services, and other services furnished in SNFs covered by Medicare Part B. This is required under the Medicare Access and CHIP Reauthorization Act (MACRA) depending on whether a provider qualifies as a participant in an AAPM. CMS proposes a qualifying AAPM participant conversion factor of $33.59, representing a 3.83% increase over the 2025 conversion factor of $32.35. The non-AAPM participant conversion factor is $33.42, a 3.62% increase over the 2025 conversion factor.

Payment Adjustments — CMS plans to reduce payments by 2.5% for certain services that aren’t based on time (like some therapy services), assuming providers are becoming more efficient. This cut is meant to balance out other Medicare spending increases.
CMS’s proposed changes may influence how SNFs deliver and bill for physician and ancillary services. The scope of reimbursable therapy and remote care services may increase, but payment levels may be affected in the future, whether positively or negatively, by broader efficiency and practice cost assumptions. SNFs offering telehealth-based care or participating in care coordination models may benefit from expanded flexibility and new billing pathways. The cumulative impact of these changes may also introduce operational complexity and compliance requirements. We are actively evaluating the proposal and its potential operational and financial implications.
Improving Care and Access to Nurses Act (I CAN Act) – I CAN Act was introduced to the Senate on February 13, 2025 and expands the role of nurse practitioners (NPs) in SNFs and nursing homes by allowing them to certify, oversee, and supervise care under Medicare and Medicaid without requiring physician oversight, subject to state law. If enacted it would grant NPs the authority to certify patient admissions, manage care plans, and provide supervision in SNFs and intermediate care facilities. These proposed changes could potentially reduce reliance on physicians, streamline patient transitions from hospitals to long-term care, and increase access to care particularly in rural and underserved areas.
Biden-Harris Administration's Nursing Home Care Priorities — Prior to the change in Presidential Administration in 2025, the Biden-Harris Administration sought reform around reimbursement, staffing levels, standards of care, increased transparency and public disclosure of ownership, and enhanced civil remedies as a means of enforcement against those facilities that do not satisfy CMS’s standards. These rules are still in effect and enforceable. For example, the SNF PPS FY 2025 Final Rule granted CMS greater sanctioning authority for ongoing or persistent deficiencies in Medicare-participating SNFs. These increased sanctioning authorities took effect in the 2025 federal fiscal year, which began on October 1, 2024. With the new administration, it is currently unknown whether any of these rules will be reduced in their scope or application, or whether they will be increased in any respects. The individuals appointed to serve as the Secretary of HHS and Director of CMS, respectively, have not yet provided any indication of what their priorities for anticipated future actions would be in this area.
CMS Minimum Staffing Standards Final Rule — In April 2024, CMS issued its final rule establishing minimum staffing standards for skilled nursing facilities (Staffing Rule). The Staffing Rule contains three primary staffing requirements and provides for a staggered and phase implementation over the next several years following the Staffing Rule’s publication. The Staffing Rule has been met with opposition and legislation to halt its implementation. On April 7, 2025, the U.S. District Court for the Northern District of Texas issued a ruling to vacate it findings that CMS lacks authority to issue a regulation that replaces Congress’s preferred minimum staffing hours with its own. On July 4, 2025, the OBBB was signed into law, which prohibits HHS from implementing, administering, or enforcing the Staffing Rule until October 1, 2034.
Medicare
Medicare presently accounts for approximately 25.2% of our skilled nursing services revenue year-to-date, being our second-largest revenue payor. The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past, and could in the future, result in substantial reductions in our revenue and operating margins.

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
CMS has continued to refine the QRP including various measurements such as the adoption of a process measure for influenza vaccination coverage among healthcare personnel within SNFs and a Discharge Function Score (DC Function) measure, which determines the functional condition of residents by examining the proportion of SNF residents who achieve or surpass a projected discharge functionality score. The assessment includes consideration of mobility and self-care, utilizing data from the Minimum Data Set (MDS). The DC Function replaces the current process and is in effect for the FY 2025 SNF QRP. The SNF PPS FY 2024 Final Rule also modified the SNF QRP’s Healthcare Professional (HCP) Covid Vaccine Measure. The measure will track the proportion of healthcare staff vaccinated for COVID-19 and have kept their vaccination status current per the CDC recommendations. The SNF PPS FY 2024 Final Rule also removed the Application of Functional Assessment/Care Plan measures from the SNF QRP.
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

Medicare Annual Payment Rule — Refer to Proposed, Anticipated and Recently Issued Rulemaking and Administrative Actions above for additional information on the SNF PPS FY 2026 Proposed Rule.
Final Rule Fiscal Year 2025 SNF PPS - CMS' final rule for the SNF PPS for FY 2025 (SNF PPS FY 2025 Final Rule) results in a net 4.2% increase in SNF payments under Medicare Part A in fiscal year 2025, which started on October 1, 2024 and runs through September 30, 2025. The net increase was based on the SNF market basket of 3.0%, plus a 1.7% market basket forecast error adjustment, and a negative 0.5% productivity adjustment. This increase does not include the SNF VBP reductions for certain SNFs subject to the net reduction in payments under the SNF VBP. CMS also revised the SNF market basket base year from the 2018 base year to the current 2022 base year and updated the payment rates used under the SNF PPS based on the FY 2025 market basket increase factor, which is adjusted by both the productivity adjustment and forecast error correction. Within this rule, CMS also updated the SNF PPS wage index using core-based statistical areas (CBSAs) to reflect regional wage costs.

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
Sequestration of Medicare Rates — The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called sequestration. Medicare FFS claims with dates of service or dates of discharge on or after April 1, 2013 incur a 2.0% reduction in Medicare payments through at least 2023, unless Congress takes further action. Under the Consolidated Appropriations Act of 2023 (CAA 2023), a further 4.0% cut to Medicare spending that would have been required under the Statutory Pay-As-You-Go Act of 2010 (PAYGO) was waived for fiscal years 2023 and 2024. Instead, the CAA 2023 deferred any further Medicare sequestration under PAYGO until fiscal year 2025. The CAA 2023 also offset planned Medicare sequestrations that would have been as high as 4.0% and instead maintained fee schedule cuts of approximately 2.0%. Absent a further act by Congress, such as a consolidated appropriations act for 2025 or other bill addressing spending in fiscal year 2025 (including retroactively), the sequestration of Medicare FFS claims is expected to take effect in fiscal year 2025. On October 29, 2024, the Medicare Patient Access and Stabilization Act of 2024 (MPASA) was introduced in the House of Representatives, seeking to increase the amount paid to physicians under Medicare by 4.73%. MPASA was referred to the House Ways and Means Committee and House Committee on Energy and Commerce on October 29, 2024, and referred to the Subcommittee on Health on December 17, 2024, with no further action taken on the bill, which did not pass into law before the end of the 118th Congress in December of 2024.
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

The SNF PPS FY 2025 Final Rule adopted several operational and administrative updates to the SNF VBP Program. The SNF rule adopted a policy to select, retain and remove measurements to ensure the VBP Program’s evaluation metrics remain relevant and effective for assessing care quality, as well as policies for updating technical measures and policies for reviewing and correcting data CMS relies upon to calculate its measures. The rule allows CMS to update the case-mix methodology for the Total Nurse Staffing measure, and its policies to allow the review and revise measures, as well as review and correct data, allow SNFs to review and correct PBJ data from fiscal year 2026 and MDS data from fiscal year 2027, allowing CMS to fashion more accurate measures based on updated data.

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
Under the Calendar Year (CY) 2025 Physician Fee Schedule (PFS) Final Rule (2025 PFS Final Rule), the 2.93% increase to the CY 2024 PFS Conversion Factor (CF) expired and CMS seeks to impose an estimated 0.05% adjustment based on changes in work relative value units (RVUs) for certain services. As a result, the 2025 PFS Final Rule implements a reimbursement reduction of 2.83%, with a CF of $32.35, which is a reduction from the CY 2024 CF of $33.29. The 2025 PFS Final Rule adopts a 3.6% increase to the threshold for coding modifier requirements for PT and SLP combined, totaling $2,410 for CY 2025 with the same threshold for OT services. The threshold for targeted medical review for PT and OT (combined) and SLP is expected to remain at $3,000 through CY 2027. While the OBBB does not affect the CY 2025 PFS Final Rule, the OBBB did provide a one-year 2.5% increase to the conversion factor for services provided between January 1, 2026 and January 1, 2027. On July 14, 2027, CMS issued the CY 2026 PFS Proposed Rule (2026 PFS Proposed Rule), which increases Medicare reimbursement for provider services by a 2.5% increase in the conversion factor as set forth in the OBBB. The 2026 PFS Proposed Rule contains numerous significant changes regarding payment methods and models, encourages care coordination, reduces collection and reporting of data measurements, and continues certain telehealth flexibilities that began during the COVID-19 pandemic.
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
Patient Protection and Affordable Care Act (ACA)
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
On July 4, 2025, the OBBB was enacted into law and intends to be a budget reconciliation law that by 2028 may significantly change the automatic reenrollment process for ACA marketplace health plans and impose work requirements as a condition of Medicaid eligibility, among other things. The OBBB reflects broader legislative efforts to roll back provisions of the ACA, and its enactment along with ongoing executive actions that run counter to the ACA, could reduce the availability of insurance coverage and may affect the population and payer mix of our independent subsidiaries.
Requirements of Participation
CMS has requirements that providers, including SNFs, must meet in order to participate in the Medicare and Medicaid Programs. Some of these requirements can be burdensome and costly. One such requirement of participation in the Medicare and Medicaid programs involves limitations around the use of pre-dispute, binding arbitration agreements by SNFs. CMS has historically issued guidance and direction around arbitration that must be satisfied for any admission agreement to be enforceable.
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
CMS issued comprehensive updates to the State Operations Manual (Appendix PP) that took effect on April 28, 2025. These updates revised surveyor guidance across multiple areas, including infection control, staffing, PBJ reporting, psychotropic medication use, and medical director oversight responsibilities. These revisions are intended to enhance survey consistency and align with CMS’s broader focus on care quality and resident outcomes.
Additionally, CMS issued guidance effective March 24, 2025, which took effect on April 28, 2025, clarifying that SNFs may not include pre-dispute, binding arbitration provisions or third-party financial guarantee requirements in admission agreements. If these provisions are not removed, they may result in survey citations and potential penalties for non-compliant SNFs.
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

The OIG continues to increase its oversight of skilled nursing facility operations through its active Work Plan, with several new audits and studies that may impact SNFs. In June 2025, OIG announced a new evaluation of whether SNFs are properly engaging medical directors and accurately reporting medical directors’ hours of service in CMS’s PBJ reporting system. This review will examine whether medical directors are meeting regulatory expectations and whether reported hours reflect actual services provided, with potential implications for regulatory compliance and reimbursement oversight.
Separately, OIG announced an audit assessing whether SNFs are inappropriately billing Medicare Part D for prescription drugs provided during a Medicare Part A stay, as the OIG previously found potential overpayments of more than $465 million in Part D payments for drugs that were already covered under Part A. OIG is also reviewing state-level enforcement of minimum spending requirements for direct resident care in nursing facilities, which could affect state Medicaid reimbursement mechanisms and facility-level allocation of resources. In addition, a May 2025 OIG report identified deficiencies in how CMS shares PBJ staffing data with state survey agencies, limiting surveyors’ ability to assess RN staffing compliance and potentially delaying corrective action.
Our business model is based in part on serving higher acuity patients. Over time our overall patient mix has consistently shifted to higher acuity in most facilities we operate. Further scrutiny of high-acuity residents and the treatment they receive may affect our business and subject us to increased governmental oversight. We also use specialized care-delivery software that assists our caregivers in more accurately capturing and recording services in order to, among other things, increase reimbursement to levels appropriate for the care actually delivered. These efforts may place us under greater scrutiny with the OIG, CMS, our fiscal intermediaries, recovery audit contractors and others.
Other Federal Legislation and Healthcare Reform
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
In June 2025, CMS announced changes to Nursing Home Care Compare and the Five Star Quality Rating system that will take effect on July 30, 2025. Under these changes, CMS will no longer include the third most recent standard health survey in calculating the health inspection rating, and instead use only the two most recent surveys going forward. The most recent survey will be weighted at 75% of the total score, with the second most recent survey result constituting the remaining 25% of the score. CMS will also begin publishing aggregated five-star performance metrics for nursing home chains and will remove COVID-19 vaccination measures from facility profile pages. Additionally, CMS is updating the long-stay antipsychotic measure to incorporate Medicare and Medicaid claims and Medicare Advantage encounter data, with the updated measure taking effect October 29, 2025, likely increasing national antipsychotic rates from approximately 14.6% to 17.0%. We expect that this change will result in varying changes to individual facilities' ratings.

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
Ownership Transparency Final Rule — CMS' final rule published in November 2023 requires SNFs to publicly disclose certain additional information regarding their ownership and managerial relationships, including the identity of any person or legal entity that: (1) exercises financial, operational, or managerial control over any facility or part of a facility, or provides services to a facility that include its policies and procedures or cash management services; (2) leases or subleases real property to the facility, or owns 5% or more of the real property’s total value; and (3) provides any management or administrative services (or consults regarding the same), or provides accounting or financial services to SNFs. The rule also expands ownership and control interest disclosures to include information about each member of the facilities governing body, individuals or entities serving as officers, directors, members, partners or managing employees, and a comprehensive breakdown of the organizational structure of any additional disclosable party that is not a natural person along with a description of their relationships with the facility. As of November of 2024, all SNFs are required to comply with this rule’s requirements.
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

State-level Legislation and Healthcare Reform

The states where we operate have varied legislative priorities and accordingly legislation. These different legislative priorities vary for many reasons but ultimately result in the operations of our independent subsidiaries having different profiles for risk, regulatory burden, taxation and benefits based on the state in which the facility operates. By way of example, in 2022, California’s Governor signed into law the Skilled Nursing Facility Ownership and Management Reform Act of 2022. This law increased the authority of the California Department of Public Health and changed several provisions regarding SNF licensing in the State of California. These changes include eliminating previous regulatory provisions that permitted SNFs to operate in advance of receiving their formal license from the State. This law also requires SNF license applicants to disclose additional information in connection with a license application and evaluates more data regarding the applicant’s prior operations, including prior citations, CMS sanctions and legal proceedings against the applicant or other facilities owned or managed by the applicant before issuing a license. In contrast, on June 20, 2025, Texas passed SB 457 which will allow a new operator to receive uninterrupted Medicaid payments during the change of ownership process beginning on September 1, 2025. These examples, highlight the varied approaches that occur from state to state, with different approaches making it either easier or harder for our independent subsidiaries to operate. We continue to monitor and advocate for positions that protect the interest of our employees, residents and those of our independent subsidiaries at all levels of government, particularly at the state and local levels.
The Impact of United States Supreme Court Decisions

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
On January 17, 2024, CMS published the CMS Interoperability and Prior Authorization Final Rule (Interoperability Final Rule), which affects the data standards and application programming interfaces (APIs) used by entities that are payors for our services, including but not limited to Medicare Advantage organizations, Medicaid fee-for-service providers, and MCOs. This new rule requires these payor entities to adopt new patient access APIs beginning January 1, 2026, and to complete implementation of both patient and provider access APIs by January 1, 2027, to facilitate the sharing of payor information with payors and providers. While the purpose of this final rule is predominantly oriented to sharing information in the clinical setting and expediting the exchange of prior authorization data, this new rule may have implications for our business and how information is shared among our independent subsidiaries that participate in these programs, the payors, residents, and residents’ families involved in their care.

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

REGULATIONS SPECIFIC TO SENIOR LIVING COMMUNITIES AND ANCILLARY SERVICES
As previously mentioned, senior living services revenue, which accounted for 2.2% of total revenue, is primarily derived from private pay residents and senior living revenue derived from Medicaid funds. Thus, some of the regulations discussed above applicable to Medicaid providers, also apply to senior living.
A majority of states provide, or are approved to provide, Medicaid payments for personal care and medical services to some residents in licensed senior living communities. As rates paid to senior living community operators are generally lower than rates paid to SNF operators, some states use Medicaid funding of senior living services as a means of lowering the cost of services for residents who may not need the higher level of health services provided in SNFs. States that administer Medicaid programs for services in senior living communities are responsible for monitoring the participating communities and, as a result of the growth of senior living in recent years, these states have adopted licensing standards applicable to senior living communities. Similarly, states that elect to provide Medicaid coverage for an expanded range of HCBS services for individuals who do not require institutional care may also offer lower rates of reimbursement for those HCBS services than services provided in SNFs. This cost differential may make those HCBS services more attractive to Medicaid programs than SNF-based care.
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
RESULTS OF OPERATIONS
Our total revenue for the three months ended June 30, 2025 increased $191.5 million, or 18.5%, compared to the three months ended June 30, 2024, while our diluted GAAP earnings per share grew by 18.0%, from $1.22 to $1.44, compared to the three months ended June 30, 2024. Our Same Facilities occupancy of 82.1% during the three months ended June 30, 2025, an increase of 2.0% compared to the same period in 2024, demonstrates our ability to gain additional market share even at our more mature operations. Further, our Transitioning Facilities occupancy increased by 4.6% to 84.0% compared to the same period in 2024, highlighting our organic growth ability that results from transforming underperforming operations that we have acquired.
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
We have continued to make progress on targeted initiatives related to increasing occupancy and the level of acuity and complexity of the patients we serve in our facilities, attracting and developing our people and acquiring underperforming skilled nursing operations and integrating them with our proven cultural and operational principles. During the six months ended June 30, 2025, we added 20 new operations. We consistently experience healthy growth in both revenue and overall results as we continue to work diligently with existing and recently acquired operations so that each operation can reach its full clinical and financial potential.
Our strength remains in our operating model, which empowers each operator to form their own market-specific strategy and adjust to the needs of their local medical communities, including methods for attracting new healthcare professionals into our workforce and retaining and developing existing staff. As we continue to execute on core fundamentals, we continue to see positive trends on both turnover and agency usage across our operations.

The following table sets forth details of operating results for our revenue, expenses and earnings, and their respective components, as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

REVENUE:
Service revenue	99.5%	99.4%	99.5%	99.4%
Rental revenue	0.5	0.6	0.5	0.6
TOTAL REVENUE	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services	79.2	79.2	79.1	79.1
Rent—cost of services	4.7	5.1	4.8	5.1
General and administrative expense	5.6	5.4	5.5	5.6
Depreciation and amortization	2.0	2.0	2.0	2.0
TOTAL EXPENSES	91.5%	91.7%	91.4%	91.8%
Income from operations	8.5	8.3	8.6	8.2
Other income (expense):
Interest expense	(0.2)	(0.2)	(0.2)	(0.2)
Interest income	0.4	0.7	0.5	0.7
Other income	0.5	0.1	0.3	0.2
OTHER INCOME, NET	0.7%	0.6%	0.6%	0.7%
Income before provision for income taxes	9.2	8.9	9.2	8.9
Provision for income taxes	2.3	2.0	2.3	2.1
NET INCOME	6.9%	6.9%	6.9%	6.8%
Less: net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to The Ensign Group, Inc.	6.9%	6.9%	6.9%	6.8%

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

SEGMENT INCOME(1)	(In thousands)
Skilled services	$150,004	$122,185	$293,935	$248,994
Standard Bearer(2)	9,126	7,360	17,709	14,618
NON-GAAP FINANCIAL MEASURES:
PERFORMANCE METRICS
Adjusted EBT	$124,520	$102,111	$243,250	$202,789
EBITDA	134,858	107,334	260,704	211,968

Adjusted EBITDA	146,611	117,207	283,996	232,882
FFO for Standard Bearer	18,391	14,526	35,450	28,613

VALUATION METRICS
Adjusted EBITDAR	$203,806		$398,267
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
•litigation;
•gain on business interruption recoveries and loss on long-lived assets; and
•amortization of patient base intangible assets.
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

The table below reconciles income before provision for income taxes to Adjusted EBT for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Consolidated statements of income data:	(In thousands)
Income before provision for income taxes	$112,358	$92,064	$218,938	$181,662
Stock-based compensation expense	11,662	8,985	22,386	17,223
Litigation(1)	—	(1,634)	—	(870)
(Gain)/loss on business interruption recoveries and long-lived assets	(1,000)	—	(1,000)	1,849
Acquisition related costs(2)	654	165	1,135	279
Costs incurred related to system implementations	437	2,357	771	2,433
Depreciation and amortization - patient base(3)	409	174	1,020	213
ADJUSTED EBT	$124,520	$102,111	$243,250	$202,789
(1) Represents specific proceedings and adjustments arising outside of the ordinary course of business.
(2) Represents costs incurred to acquire operations that are not capitalizable.
(3) Represents amortization expenses related to patient base intangible assets at newly acquired skilled nursing and senior living facilities.

The table below reconciles net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Consolidated statements of income data:	(In thousands)
Net income	$84,466	$71,181	$164,819	$140,141
Less: Net income attributable to noncontrolling interests	70	174	146	299
Interest income	5,240	7,084	12,123	13,544
Add: Provision for income taxes	27,892	20,883	54,119	41,521
Depreciation and amortization	25,785	20,488	49,973	40,145
Interest expense	2,025	2,040	4,062	4,004
EBITDA	$134,858	$107,334	$260,704	$211,968
Adjustments to EBITDA:
Stock-based compensation expense	11,662	8,985	22,386	17,223
Litigation(1)	—	(1,634)	—	(870)
(Gain)/loss on business interruption recoveries and long-lived assets	(1,000)	—	(1,000)	1,849
Acquisition related costs(2)	654	165	1,135	279
Costs incurred related to system implementations	437	2,357	771	2,433
ADJUSTED EBITDA	$146,611	$117,207	$283,996	$232,882
Rent—cost of services	57,195	53,272	114,271	105,148
ADJUSTED EBITDAR	$203,806		$398,267

(1) Represents specific proceedings and adjustments arising outside of the ordinary course of business.
(2) Represents costs incurred to acquire operations that are not capitalizable.

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

The following tables set forth details of operating results for our revenue and earnings, and their respective components, by our reportable segment for the periods indicated.

	Three Months Ended June 30, 2025
	Skilled services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$1,173,576	$31,468	$57,332	$(34,607)	$1,227,769
Total expenses, including other income, net	1,023,572	22,342	104,104	(34,607)	1,115,411
Segment income (loss)	150,004	9,126	(46,772)	—	112,358
Income before provision for income taxes					$112,358

	Three Months Ended June 30, 2024
	Skilled services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$991,285	$23,354	$47,339	$(25,693)	$1,036,285
Total expenses, including other income, net	869,100	15,994	84,820	(25,693)	944,221
Segment income (loss)	122,185	7,360	(37,481)	—	92,064
Income before provision for income taxes					$92,064

Our total revenue increased by $191.5 million, or 18.5%, compared to the three months ended June 30, 2024. The increase in revenue was primarily driven by increases in occupancy of 2.0% and 4.6% from our skilled services in Same Facilities and Transitioning Facilities, respectively, coupled with increasing daily revenue rates. In addition, our Recently Acquired Facilities revenue increased by $110.9 million, when compared to the same period in 2024 as a result of acquisitions.
Skilled Services

REVENUE

The following tables present the skilled services revenue and key performance metrics by category during the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change	% Change

TOTAL FACILITY RESULTS:	(Dollars in thousands)
Skilled services revenue	$1,173,576	$991,285	$182,291	18.4%
Number of facilities at period end	303	272	31	11.4%
Number of campuses at period end(1)	31	29	2	6.9%
Actual patient days	2,615,490	2,299,068	316,422	13.8%
Occupancy percentage — Operational beds	81.3%	80.1%	1.2%	1.5%
Skilled mix by nursing days	30.8%	29.9%	0.9%	3.0%
Skilled mix by nursing revenue	49.2%	48.2%	1.0%	2.1%

	Three Months Ended June 30,
	2025	2024	Change	% Change

SAME FACILITY RESULTS:(2)(5)	(Dollars in thousands)
Skilled services revenue	$845,409	$793,594	$51,815	6.5%
Number of facilities at period end	210	210	—	—%
Number of campuses at period end(1)	25	25	—	—%
Actual patient days	1,867,924	1,824,753	43,171	2.4%
Occupancy percentage — Operational beds	82.1%	80.5%	1.6%	2.0%
Skilled mix by nursing days	32.4%	30.9%	1.5%	4.9%
Skilled mix by nursing revenue	51.2%	48.8%	2.4%	4.9%

	Three Months Ended June 30,
	2025	2024	Change	% Change

TRANSITIONING FACILITY RESULTS:(3)	(Dollars in thousands)
Skilled services revenue	$188,875	$169,268	$19,607	11.6%
Number of facilities at period end	48	48	—	—%
Number of campuses at period end(1)	2	2	—	—%
Actual patient days	423,514	404,652	18,862	4.7%
Occupancy percentage — Operational beds	84.0%	80.3%	3.7%	4.6%
Skilled mix by nursing days	29.5%	27.2%	2.3%	8.5%
Skilled mix by nursing revenue	50.4%	47.8%	2.6%	5.4%

	Three Months Ended June 30,
	2025	2024	Change	% Change

RECENTLY ACQUIRED FACILITY RESULTS:(4)	(Dollars in thousands)
Skilled services revenue	$139,292	$28,389	$110,903	NM
Number of facilities at period end	45	13	32	NM
Number of campuses at period end(1)	4	2	2	NM
Actual patient days	324,052	69,663	254,389	NM
Occupancy percentage — Operational beds	74.3%	70.8%	NM	NM
Skilled mix by nursing days	22.9%	18.1%	NM	NM
Skilled mix by nursing revenue	35.6%	30.4%	NM	NM
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
(5)Skilled services revenue and key performance metrics for a closed facility was not material and has been excluded from Same Facilities results during the three months ended June 30, 2024. The facility was closed in 2024 as the program was transitioned from an intermediate care facility to a group home setting.

Skilled services revenue increased by $182.3 million, or 18.4%, compared to the three months ended June 30, 2024. The increases in skilled services revenue were across all payer types, including increases in Medicaid revenue of $81.2 million, or 17.4%, Medicare revenue of $32.2 million, or 12.5%, managed care revenue of $38.5 million, or 20.1% and private revenue of $30.4 million, or 41.2%.

The increase in skilled services revenue was primarily driven by strong occupancy performance across our skilled services operations. Our consolidated occupancy increased by 1.5% to 81.3%, during the three months ended June 30, 2025 compared to the same period in 2024, as a result of an increase in skilled days, driven by steady growth in our managed care, Medicare and long-term care Medicaid patients.

Revenue in our Same Facilities increased by $51.8 million, or 6.5%, compared to the same period in 2024, due to increased occupancy from strong skilled days and revenue per patient day. Our diligent efforts to strengthen our partnerships with various managed care organizations, hospitals and local communities, increased our managed care revenue by 10.5%, mainly due to an increase in managed care days and revenue per patient day. Our Medicare revenue increased by 4.6% mainly due to an increase in Medicare days and an increase in revenue per patient day. In addition, Medicaid revenue increased by $13.2 million or 3.5%, mainly from the increase in Medicaid days and an increase in revenue per patient day, driven by daily rates, supplemental and quality improvement programs.

Revenue generated by our Transitioning Facilities increased by $19.6 million, or 11.6%, primarily due to improved occupancy growth, increases in skilled mix days and revenue per patient day. The increases in revenue were derived from increasing in Managed Care revenue of 22.7%, Medicare revenue of 6.0%, Medicaid revenue of 8.9% and private revenue of 30.4%. These increases demonstrate our ability to focus on increasing occupancy across payer types.

Skilled services revenue generated by Recently Acquired Facilities increased by approximately $110.9 million compared to the three months ended June 30, 2024. The increase was primarily due to 34 operational expansions between July 1, 2024 and June 30, 2025 across 14 states.

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

The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate (1):

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2025	2024	2025	2024	2025	2024	2025	2024

SKILLED NURSING AVERAGE DAILY REVENUE RATES:
Medicare	$786.82	$748.36	$850.63	$819.42	$686.08	$615.16	$789.43	$760.63
Managed care	578.99	548.81	603.30	556.52	533.47	456.07	578.40	548.28
Other skilled	653.62	615.93	613.34	528.41	721.87	745.59	655.04	607.13
Total skilled revenue	666.96	632.40	721.91	682.66	630.24	572.21	672.15	639.39
Medicaid	306.87	299.94	296.03	277.59	336.14	296.25	308.87	295.73
Private and other payors	292.90	277.47	310.80	285.25	353.84	266.30	305.96	278.32
Total skilled nursing revenue	$422.26	$400.43	$423.15	$388.68	$406.13	$341.31	$420.43	$396.63
(1) The rates are based on contractually agreed-upon amounts or rates, excluding the estimates of variable consideration under the revenue recognition standard, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606.

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 5.1% and 3.8%, respectively, compared to the three months ended June 30, 2024. The increase is attributable to the 4.2% net market basket increase that became effective in October 2024, and a shift toward higher acuity patients.

Our average Medicaid rates increased 4.4% due to state reimbursement increases, our participation in supplemental Medicaid payment programs and quality improvement programs in various states.
Payor Sources as a Percentage of Skilled Nursing Services. We use our skilled mix as a measure of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods.
The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2025	2024	2025	2024	2025	2024	2025	2024
PERCENTAGE OF SKILLED NURSING REVENUE
Medicare	21.5%	20.7%	28.1%	28.4%	15.6%	13.3%	21.9%	21.8%
Managed care	20.3	19.5	16.1	14.3	12.3	10.1	18.6	18.4
Other skilled	9.4	8.6	6.2	5.1	7.7	7.0	8.7	8.0
Skilled Mix	51.2%	48.8%	50.4%	47.8%	35.6%	30.4%	49.2%	48.2%
Private and other payors	6.8	7.2	6.8	7.8	12.4	13.0	7.5	7.4
Medicaid	42.0	44.0	42.8	44.4	52.0	56.6	43.3	44.4
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2025	2024	2025	2024	2025	2024	2025	2024
PERCENTAGE OF SKILLED NURSING DAYS
Medicare	11.5%	11.1%	14.0%	13.5%	9.3%	7.4%	11.6%	11.4%
Managed care	14.8	14.3	11.3	10.0	9.4	7.5	13.5	13.3
Other skilled	6.1	5.5	4.2	3.7	4.2	3.2	5.7	5.2
Skilled Mix	32.4%	30.9%	29.5%	27.2%	22.9%	18.1%	30.8%	29.9%
Private and other payors	9.8	10.3	9.4	10.6	14.3	16.7	10.2	10.5
Medicaid	57.8	58.8	61.1	62.2	62.8	65.2	59.0	59.6
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services

The following table sets forth total cost of services for our skilled services segment for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change
	2025	2024	$	%

Cost of service	$932,823	$791,613	$141,210	17.8%
Revenue percentage	79.5%	79.9%		(0.4)%

Cost of services related to our skilled services segment increased by $141.2 million, or 17.8% from the same period in 2024. Cost of services as a percentage of revenue decreased to 79.5% from 79.9% during the same period as we continued to see a shift in revenue mix, stabilized labor markets and moderated insurance expenses, which were partially offset by increases in expense related to deferred compensation. In addition, our cost of services as a percentage of revenue varies depending on the volume of acquisitions during the period, which typically have higher costs during the transition period.
Standard Bearer

	Three Months Ended June 30,		Change
	2025	2024	$	%

	(Dollars in thousands)
Rental revenue generated from third-party tenants	$4,712	$4,198	$514	12.2%
Rental revenue generated from Ensign's independent subsidiaries	26,756	19,156	7,600	39.7
TOTAL RENTAL REVENUE	$31,468	$23,354	$8,114	34.7%
Segment income	9,126	7,360	1,766	24.0
Depreciation and amortization	9,265	7,166	2,099	29.3
FFO	$18,391	$14,526	$3,865	26.6%

Rental revenue — Our rental revenue, including revenue generated from our independent subsidiaries, increased by $8.1 million, or 34.7%, to $31.5 million, compared to the three months ended June 30, 2024. The increase in revenue is primarily attributable to 20 real estate purchases, as well as annual rent increases since the three months ended June 30, 2024.

FFO — Our FFO increased by $3.9 million, or 26.6%, to $18.4 million, compared to the three months ended June 30, 2024. The increase in rental revenue of $8.1 million was partially offset by increases in interest expense of $4.0 million associated with the agreements between Standard Bearer and us as we continue to grow our real estate portfolio.
All Other Revenue

Our other revenue increased by $10.0 million, or 21.1%, to $57.3 million, compared to the three months ended June 30, 2024. Other revenue includes senior living revenue of $27.6 million, revenue from other ancillary services and rental income of $3.2 million. The increase in other revenue is primarily attributable to the increase in occupancy in our senior living operations and growth in our other ancillary services.

Consolidated Financial Expenses
Rent-cost of services — Our rent-cost of services as a percentage of revenue decreased by 0.4% to 4.7%, since our operational expansions included a higher mix of real estate purchases.
General and administrative expense — General and administrative expense increased $12.9 million or 23.0%, to $69.1 million. This increase was primarily driven by additional headcount due to acquisition activities and increases in wages and benefits due to enhanced performance and growth. General and administrative expense as a percentage of revenue increased by 0.2% to 5.6%.

Depreciation and amortization — Depreciation and amortization expense increased $5.3 million, or 25.9%, to $25.8 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations and capital expenditures. Depreciation and amortization expense as a percentage of revenue remained consistent at 2.0%.
Other income, net — Other income, net as a percentage of revenue increased by 0.1%. Other income primarily includes interest income from our investments, interest expense related to our debt and deferred compensation gains and losses. Other income, net increased by $2.4 million due to gains in our deferred compensation plan which incurs gains or losses depending on market performance. These gains were offset by a decline in interest income as we used cash on hand to fund more real estate purchases during the period. During the three months ended June 30, 2025 and 2024, the deferred compensation plan had gains of $4.5 million and $0.5 million, respectively. We also recorded an offsetting expense allocated between cost of services and general and administrative expenses for the respective periods.
Provision for income taxes — Our effective tax rate was 24.8% for the three months ended June 30, 2025, compared to 22.7% for the same period in 2024. The effective tax rate for both periods was driven by the impact of excess tax benefits from stock-based compensation, partially offset by non-deductible expenses including non-deductible compensation. See Note 13, Income Taxes, in the Notes to the Interim Financial Statements for further discussion.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
The following tables set forth details of operating results for our revenue and earnings, and their respective components, by our reportable segment for the periods indicated.

	Six Months Ended June 30, 2025
	Skilled Services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$2,297,130	$59,869	$109,758	$(65,947)	$2,400,810
Total expenses, including other income, net	2,003,195	42,160	202,464	(65,947)	2,181,872
Segment income (loss)	293,935	17,709	(92,706)	—	218,938
Income before provision for income taxes					$218,938

	Six Months Ended June 30, 2024
	Skilled Services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$1,960,887	$45,555	$89,911	$(49,896)	$2,046,457
Total expenses, including other income, net	1,711,893	30,937	170,012	(49,896)	1,862,946
Segment income (loss)	248,994	14,618	(80,101)	—	183,511
Impairment of long-lived assets					(1,849)
Income before provision for income taxes					$181,662

Our total revenue increased by $354.4 million, or 17.3%, compared to the six months ended June 30, 2024. The increase in revenue was primarily driven by an increase in occupancy of 2.5% and 4.9% from our skilled services in Same Facilities and Transitioning Facilities, respectively, coupled with increasing daily revenue rates. In addition, our Recently Acquired Facilities revenue increased by $206.6 million, when compared to the same period in 2024 as a result of acquisitions.
Skilled Services Segment

Revenue

The following tables present the skilled services revenue and key performance metrics by category during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Change	% Change

TOTAL FACILITY RESULTS:	(Dollars in thousands)
Skilled services revenue	$2,297,130	1,960,887	$336,243	17.1%
Number of facilities at period end	303	272	31	11.4%
Number of campuses at period end(1)	31	29	2	6.9%
Actual patient days	5,153,626	4,554,599	599,027	13.2%
Occupancy percentage — Operational beds	81.6%	80.1%	1.5%	1.9%
Skilled mix by nursing days	31.1%	30.4%	0.7%	2.3%
Skilled mix by nursing revenue	49.7%	49.0%	0.7%	1.4%

	Six Months Ended June 30,
	2025	2024	Change	% Change

SAME FACILITY RESULTS:(2)(5)	(Dollars in thousands)
Skilled services revenue	$1,680,197	$1,584,400	$95,797	6.0%
Number of facilities at period end	210	210	—	—%
Number of campuses at period end(1)	25	25	—	—%
Actual patient days	3,726,732	3,651,915	74,817	2.0%
Occupancy percentage — Operational beds	82.4%	80.4%	2.0%	2.5%
Skilled mix by nursing days	32.8%	31.3%	1.5%	4.8%
Skilled mix by nursing revenue	51.6%	49.5%	2.1%	4.2%

	Six Months Ended June 30,
	2025	2024	Change	% Change

TRANSITIONING FACILITY RESULTS:(3)	(Dollars in thousands)
Skilled services revenue	$373,055	$338,622	$34,433	10.2%
Number of facilities at period end	48	48	—	—%
Number of campuses at period end(1)	2	2	—	—%
Actual patient days	840,252	805,595	34,657	4.3%
Occupancy percentage — Operational beds	83.8%	79.9%	3.9%	4.9%
Skilled mix by nursing days	29.8%	28.0%	1.8%	6.4%
Skilled mix by nursing revenue	50.9%	48.8%	2.1%	4.3%

	Six Months Ended June 30,
	2025	2024	Change	% Change

RECENTLY ACQUIRED FACILITY RESULTS:(4)	(Dollars in thousands)
Skilled services revenue	$243,878	$37,291	$206,587	NM
Number of facilities at period end	45	13	32	NM
Number of campuses at period end(1)	4	2	2	NM
Actual patient days	586,642	95,007	491,635	NM
Occupancy percentage — Operational beds	74.4%	72.4%	NM	NM
Skilled mix by nursing days	22.0%	17.8%	NM	NM
Skilled mix by nursing revenue	34.3%	29.9%	NM	NM
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
(5)Skilled services revenue and key performance metrics for a closed facility was not material and has been excluded from Same Facilities results during the six months ended June 30, 2024. The facility was closed in 2024 as the program was transitioned from an intermediate care facility to a group home setting.

Skilled services revenue increased $336.2 million, or 17.1%, compared to the six months ended June 30, 2024. The increases in skilled services revenue were across all payer types, including increases in Medicaid revenue of of $148.7 million, or 16.3%, Medicare revenue of $54.4 million, or 10.4%, managed care revenue of $77.6 million, or 20.5% and private and other revenue of $55.5 million, or 38.5%.

The increase in skilled services revenue was primarily driven by strong occupancy performance across our skilled services operations. Our consolidated occupancy increased by 1.9% to 81.6% during the six months ended June 30, 2025 compared to the same period in 2024, as a result of an increase in long-term care patients and an increase in Medicare and managed care skilled days.
Revenue in our Same Facilities increased $95.8 million, or 6.0%, compared to the same period in 2024, due to increased occupancy from long-term care patients, strong skilled days and revenue per patient day. Our diligent efforts to strengthen our partnerships with various managed care organizations, hospitals and local communities, increased our managed care revenue by 11.5%, mainly due to increases in managed care days and revenue per patient day. We continued to grow our Medicare patient population in addition to capturing market share in the increases in Medicare Advantage enrollments of the overall Medicare eligible population. Medicare revenue increased by 3.5% due to the increase in patient days and revenue per day. In addition, Medicaid revenue increased by $21.5 million or 2.9%, mainly from the increases in Medicaid days and revenue per patient day, driven by daily rates, supplemental and quality improvement programs.
Revenue generated by our Transitioning Facilities increased $34.4 million, or 10.2%, primarily due to improved occupancy growth, increases in skilled mix days and revenue per patient day. The increases in revenue were derived from managed care revenue of 21.9%, Medicare revenue of 3.6%, Medicaid revenue of 8.7% and private revenue of 25.1%. These increases demonstrate our ability to focus on increasing occupancy across payer types. Included in the six months ended June 30, 2024 is the revenue related to a facility that was not operating at full capacity starting in the first quarter of 2024 due to flooding.
Skilled services revenue generated by Recently Acquired Facilities increased by approximately $206.6 million compared to the six months ended June 30, 2024. The increases were primarily due to 34 operational expansions between July 1, 2024 and June 30, 2025 across 14 states.
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
The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate (1):

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2025	2024	2025	2024	2025	2024	2025	2024

SKILLED NURSING AVERAGE DAILY REVENUE RATES
Medicare	$784.11	$746.15	$849.04	$815.79	$666.07	$619.78	$786.58	$759.21
Managed care	574.18	548.90	596.80	557.48	511.07	463.40	572.51	549.10
Other skilled	652.85	617.98	600.99	520.13	710.78	745.59	650.67	606.98
Total skilled revenue	663.01	632.59	717.31	683.06	608.42	571.86	667.17	640.09
Medicaid	304.23	296.51	291.39	276.65	325.52	294.93	304.65	292.81
Private and other payors	293.09	280.57	313.09	289.32	340.25	265.45	303.52	281.69
Total skilled nursing revenue	$420.77	$400.08	$420.48	$391.91	$389.83	$339.62	$417.23	$397.34
(1) The rates are based on contractually agreed-upon amounts or rates, excluding the estimates of variable consideration under the revenue recognition standard, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606.

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 5.1% and 4.1%, respectively, compared to the six months ended June 30, 2024. The increases are attributable to the 4.2% net market basket increase that became effective in October 2024 and a shift toward higher acuity patients.

Our average Medicaid rates increased 4.0% due to state reimbursement increases, our participation in supplemental Medicaid payment programs and quality improvement programs in various states.

Payor Sources as a Percentage of Skilled Nursing Services — We use our skilled mix as a measure of the quality of reimbursements we receive at our independent skilled nursing facilities over various periods.
The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2025	2024	2025	2024	2025	2024	2025	2024

PERCENTAGE OF SKILLED NURSING REVENUE
Medicare	21.7%	21.1%	28.6%	29.5%	15.6%	14.8%	22.2%	22.5%
Managed care	20.7	19.8	16.3	14.6	12.1	10.0	19.1	18.7
Other skilled	9.2	8.6	6.0	4.7	6.6	5.1	8.4	7.8
Skilled mix	51.6%	49.5%	50.9%	48.8%	34.3%	29.9%	49.7%	49.0%
Private and other payors	6.8	7.2	6.8	7.9	12.5	12.1	7.4	7.4
Medicaid	41.6	43.3	42.3	43.3	53.2	58.0	42.9	43.6
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2025	2024	2025	2024	2025	2024	2025	2024

PERCENTAGE OF SKILLED NURSING DAYS
Medicare	11.6%	11.3%	14.2%	14.2%	9.1%	8.1%	11.8%	11.8%
Managed care	15.2	14.4	11.5	10.2	9.2	7.3	13.9	13.5
Other skilled	6.0	5.6	4.1	3.6	3.7	2.4	5.4	5.1
Skilled mix	32.8%	31.3%	29.8%	28.0%	22.0%	17.8%	31.1%	30.4%
Private and other payors	9.7	10.3	9.2	10.7	14.3	15.5	10.1	10.5
Medicaid	57.5	58.4	61.0	61.3	63.7	66.7	58.8	59.1
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services

The following table sets forth total cost of services for our skilled services segment for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		Change
	2025	2024	$	%

Cost of service	$1,824,678	$1,559,590	$265,088	17.0%
Revenue percentage	79.4%	79.5%		(0.1)%

Cost of services related to our skilled services segment increased by $265.1 million, or 17.0%, from the same period in 2024. Cost of services as a percentage of revenue decreased to 79.4% from 79.5% as we continue to see a shift in revenue mix, stabilized labor markets and moderated insurance expenses. In addition, our cost of services as a percentage of revenue varies depending on the volume of acquisitions during the period, which typically have higher costs during the transition period.

Standard Bearer

	Six Months Ended June 30,		Change
	2025	2024	$	%

	(Dollars in thousands)
Rental revenue generated from third-party tenants	$9,209	$8,393	$816	9.7%
Rental revenue generated from Ensign's independent subsidiaries	50,660	37,162	13,498	36.3
TOTAL RENTAL REVENUE	$59,869	$45,555	$14,314	31.4%
Segment income	17,709	14,618	3,091	21.1
Depreciation and amortization	17,741	13,995	3,746	26.8
FFO	$35,450	$28,613	$6,837	23.9%

Rental revenue — Our rental revenue, including revenue generated from our independent subsidiaries, increased by $14.3 million, or 31.4%, to $59.9 million, compared to the six months ended June 30, 2024. The increase in revenue is primarily attributable to 20 real estate purchases as well as annual rent increases since the six months ended June 30, 2024.
FFO — Our FFO increased by $6.8 million, or 23.9%, to $35.5 million, compared to the six months ended June 30, 2024. The increase in rental revenue of $14.3 million is offset by increases in interest expense of $6.8 million associated with the debt arrangements between Standard Bearer and us as Standard Bearer continues to grow its real estate portfolio.
All Other Revenue
Our other revenue increased by $19.8 million, or 22.1%, to $109.8 million, compared to the six months ended June 30, 2024. Other revenue for the six months ended June 30, 2025 includes senior living revenue of $51.7 million, revenue from other ancillary services of $51.9 million and rental income of $6.2 million. The increase in other revenue is primarily attributable to our senior living and other ancillary services.
Consolidated Financial Expenses
Rent-cost of services — Our rent-cost of services as a percentage of revenue decreased by 0.3% to 4.8%, as our operational expansions included a higher mix of real estate purchases.
General and administrative expense — General and administrative expense increased by $18.3 million or 16.2%, to $131.7 million. This increase was primarily driven by additional headcount due to acquisition activities and increases in wages and benefits due to enhanced performance and growth. General and administrative expense as a percentage of revenue decreased by 0.1% to 5.5%.
Depreciation and amortization — Depreciation and amortization expense increased by $9.8 million, or 24.5%, to $50.0 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations and capital expenditures. Depreciation and amortization remained consistent at 2.0%, as a percentage of revenue.
Other income, net — Other income, net as a percentage of revenue decreased by 0.1%. Other income, net primarily includes interest income from our investments, interest expense related to our debt and deferred compensation gains and losses. Other income, net increased by $0.2 million due to gains in our deferred compensation plan which incurs gains or losses depending on market performance offset by less interest income as we funded more real estate purchases. During the six months ended June 30, 2025 and 2024, the deferred compensation plan had gains of $4.2 million and $2.9 million, respectively. We also recorded an offsetting expense allocated between cost of services and general and administrative expenses.
Provision for income taxes — Our effective tax rate was 24.7% for the six months ended June 30, 2025, compared to 22.9% for the same period in 2024. The effective tax rate for both periods was driven by the impact of excess tax benefits from stock-based compensation, partially offset by non-deductible expenses, including non-deductible compensation. See Note 13, Income Taxes, in the Interim Financial Statements for further discussion.

Liquidity and Capital Resources
Our principal sources of liquidity have historically been derived from our cash flows from operations and long-term debt issuance secured by our real property and borrowings under our revolving Credit Facility (defined below). Our liquidity as of June 30, 2025 is impacted by cash generated from strong operational performance offset by investments made for our operational expansions and ancillary businesses as well as capital expenditures to improve the quality of care at our existing operations.
Historically, we have primarily financed the majority of our acquisitions through mortgages on our properties, our Credit Facility and cash generated from operations. Cash paid to fund acquisitions was $213.6 million for the six months ended June 30, 2025 compared to cash paid of $66.0 million for the six months ended June 30, 2024. Total capital expenditures for property and equipment were $92.5 million and $64.6 million for the six months ended June 30, 2025 and 2024, respectively. We currently have approximately $180.0 million budgeted for renovation projects in 2025. We believe our current cash balances, our cash flow from operations and the amounts available for borrowing under our Credit Facility will be sufficient to cover our operating needs for at least the next 12 months.

We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.
Our cash and cash equivalents of approximately $364.0 million as of June 30, 2025 consisted of bank deposits and money market funds. In addition, as of June 30, 2025, we held investments of approximately $225.2 million. We believe our investments that were in an unrealized loss position as of June 30, 2025 do not require an allowance for expected credit losses, nor has any event occurred subsequent to that date that would indicate so.

Our primary source of cash is from our ongoing operations. Our positive cash flows have supported our business and have allowed us to pay regular dividends to our stockholders. We currently anticipate that existing cash and total investments as of June 30, 2025, along with projected operating cash flows and available financing, will support our normal business operations for the foreseeable future.
Share Repurchases
On May 15, 2025, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from June 16, 2025. During the second quarter of 2025, we did not repurchase any shares pursuant to this stock repurchase program.
On February 21, 2025, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from March 26, 2025. During the first quarter of 2025, we repurchased 84 shares of our common stock for $10.8 million. During the second quarter of 2025, we repurchased 73 shares of our common stock for $9.2 million. This repurchase program expired upon the repurchase of the fully authorized amount under the plan and is no longer in effect.
Under our repurchase program, we are authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions, tender offers, pursuant to contractual provisions, and block trades, or otherwise in accordance with federal securities laws. The stock repurchase programs do not obligate us to acquire any specific number of shares. Any such repurchases will depend on our business strategy, prevailing market conditions, our liquidity requirements, contractual restrictions or covenants, compliance with securities laws, and other factors. The amounts involved in any such transaction may be material.

The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024

NET CASH PROVIDED BY/(USED IN):	(In thousands)
Operating activities	$227,950	$112,249
Investing activities	(311,924)	(144,564)
Financing activities	(16,655)	25
Net decrease in cash and cash equivalents	$(100,629)	$(32,290)
Cash and cash equivalents beginning of period	464,598	509,626
Cash and cash equivalents at end of period	$363,969	$477,336
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities.
The $115.7 million increase in cash provided by operating activities for the six months ended June 30, 2025 compared to the same period in 2024 was due to an increase in operational performance and timing of payments and accounts receivable collections.
Investing Activities
Investing cash flows consist primarily of capital expenditures, investment activities, insurance proceeds and cash used for acquisitions.
The $167.4 million increase in cash used in investing activities for the six months ended June 30, 2025 compared to the same period in 2024 was primarily used for acquisitions and capital expenditures as well as increased investment activity as part of our capital strategy.
Financing Activities
Financing cash flows consist primarily of cash provided by the issuance of common stock upon exercise of stock options, payment of dividends to stockholders, issuance and repayment of short-term and long-term debt and payment for share repurchases.
The $16.7 million increase in cash used by financing activities for the six months ended June 30, 2025 compared to the same period in 2024, was primarily due to $20.0 million of share repurchases in 2025 as part of our stock repurchase program.
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

Mortgage Loans and Promissory Note
As of June 30, 2025, 23 of our subsidiaries had mortgage loans insured with HUD for an aggregate amount of $145.2 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates at a range of 3.1% to 4.2%, including fixed interest rates at a range of 2.4% to 3.3% per annum. In addition to the interest rate, we incur other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10.0%, and is reduced by 3.0% in the fourth year of the loan, and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years.
In addition to the HUD mortgage loans, one of our subsidiaries has a promissory note that bears a fixed interest rate of 5.3% per annum and has a term of 12 years. The note, which was used for an acquisition, is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.
Operating Leases
As of June 30, 2025, 238 of our facilities have long-term lease arrangements, of which 96 of the operations are under eight triple-net Master Leases with CareTrust. The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each master lease, our individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%. At our option, we can extend the Master Leases for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease. During the six months ended June 30, 2025, we, through Standard Bearer, exercised the option to purchase the real estate of four facilities from CareTrust for $44.6 million.
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
Our 100 independent subsidiaries, excluding the subsidiaries that are operated under the Master Leases from CareTrust, are operated under 17 separate master lease arrangements. Under these master leases, a default at a single facility could subject one or more of the other independent subsidiaries covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of our leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in our outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
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
We have a Credit Facility with Truist of up to $600.0 million in aggregate principal. We have no outstanding borrowings under our Credit Facility as of June 30, 2025 and through the filing date of this report. In addition, we have outstanding indebtedness under mortgage loans insured with HUD and a promissory note payable to a third party of $146.4 million, all of which are at fixed interest rates.
Our cash and cash equivalents as of June 30, 2025 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of June 30, 2025, we held investments of approximately $225.2 million. We believe our investments that were in an unrealized loss position as of June 30, 2025 do not require an allowance for expected credit losses, nor has any event occurred subsequent to that date that would indicate so. Our market risk exposure is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal, while at the same time maximizing the income we receive from our investments without significantly increasing risk. We invest in marketable securities with the positive intent and ability to hold to maturity. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
The above only incorporates those exposures that exist as of June 30, 2025 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The skilled nursing and post-acute care industry is heavily regulated. As such, we and our independent subsidiaries are continuously subject to state and federal regulatory scrutiny, supervision and intervention in the ordinary course of business. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which are non-routine. In addition to being subject to regulatory oversight from state and federal agencies, the skilled nursing and post-acute care industry is also subject to regulatory requirements which, if noncompliance is identified, could result in civil, administrative or criminal fines, penalties or restitutionary relief, and/or reimbursement; authorities could also seek the suspension or exclusion of a provider or individual from participation in State and Federal healthcare programs. We believe that there has been, and will continue to be, an increase in governmental investigations of post-acute providers, particularly in alleged Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Adverse determinations in civil legal proceedings or governmental investigations, whether currently asserted or arising in the future, could have a material adverse effect on our financial position, results of operations, and cash flows. Additionally, such proceedings and/or investigations can be a distraction to the business of our independent subsidiaries.
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

For example, on May 31, 2018, we, on behalf of our independent subsidiaries, received a CID from the DOJ stating that it was investigating to determine whether there had been a violation of the FCA and/or the Anti-Kickback Statute (AKS) with respect to the relationships between certain of our independent subsidiaries and persons who serve or have served as medical directors. We fully cooperated with the DOJ and promptly responded to its requests for information. In April 2020, we were advised that the DOJ declined to intervene in any subsequent action filed in connection with the subject matter of this investigation. Despite the decision of the DOJ to decline to participate in litigation based on the subject matter of its previously issued CID, the involved qui tam relator moved forward with the complaint in December 2020. From that time until December 2023, and notwithstanding our success in early pre-trial motions, we continued to incur legal defense costs and fees, including significant amounts related to the mandatory exchange of information between the parties in the fourth quarter of 2023. In 2024, we entered into mediation with the involved parties and agreed to settle the civil case for $48.0 million. Following the finalization of the settlement documents and payment of the settlement funds, the qui tam complaint was dismissed and the matter was fully resolved. The settlement does not include admissions on the part of the Company or our independent subsidiaries, and we maintain that we have consistently complied with and continue to comply with all applicable State and Federal statutes (including but not limited to the FCA and the AKS).
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
Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories. We and our independent subsidiaries have been subjected to, and/or are currently involved in, class action litigation alleging violations (alone or in combination) of state and federal wage and hour law related to the alleged failure to pay wages, to timely provide and compensate meal and rest breaks, and other such similar causes of action.
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
Medicare Revenue Recoupments — We and our independent subsidiaries are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments resulting from reviews conducted via RAC, various Program Safeguard Contractors and Medicaid Integrity Contractors (collectively referred to as Reviews). Reviews vary in claim selection size and processes, ranging from a single episode/claim to larger, multi-claim batches; and from single rounds of review to reviews of multiple rounds with pass/fail criteria. If an operation has a significant error or fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. We anticipate that these Reviews could increase in frequency in the future. As of June 30, 2025 and through the filing date of this report, 10 of our independent subsidiaries had multi-claim Reviews scheduled or in process.

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
•Changes to the U.S. healthcare system, both at a state and federal level, including regulations, new transparency and disclosure requirements, and potential spending and staffing levels, continue to impose new requirements upon us that could materially impact our business.
•Anticipated changes in the U.S. political environment, including those as a result of the change in Presidential administration and control of Congress, and to regulatory agencies, particularly HHS, may result in significant changes to regulatory framework, enforcements, reimbursements and our business.
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
•Reductions in reimbursements for physician and non-physician services could impact reimbursement for medical professionals.
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

We derived 23.8% and 24.2% of our service revenue from the Medicare programs for the three and six months ended June 30, 2025, respectively, and 25.1% and 25.8% for the three and six months ended June 30, 2024, respectively. In addition, many other payors may use published Medicare rates as a basis for reimbursements. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, or if there are delays in Medicare payments, our business and results of operations will be adversely affected.

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
Reductions in reimbursement rates or the scope of services being reimbursed could have a material, adverse effect on our revenue, financial condition and results of operations or even result in reimbursement rates that are insufficient to cover our operating costs. In addition, CMS may make future adjustments to reimbursement levels and underlying reimbursement formulae as it continues to monitor the impact of current payments system on patient outcomes and budget neutrality. The Biden-Harris Administration focused on studying the nursing home industry and directed HHS to issue proposed rules based on those studies, including changes to SNF facility reimbursement and specifically, the SNF-VBP Program, which may also adversely affect our reimbursement. The current Presidential Administration's policy directives and priorities regarding the nursing home industry and SNFs in particular are not yet fully known. As of July 4, 2025, Congress passed and the current Presidential Administration signed into law the OBBB, which reversed and limited the efficacy of certain parts of the ACA, including expansion of the Medicaid program in participating states. Additionally, the current Presidential Administration has taken action prohibiting SNFs’ use of pre-admission arbitration agreements.

The metrics potentially affecting our revenues and expenses in future government fiscal years include the SNF healthcare-associated infections (HAI) measurement, total nursing hours per resident day measures, and discharge to community - post acute care measure. The Interoperability Final Rule’s implementation beginning in 2026, and to be completed by January 1, 2027, may also adversely affect our reimbursement paid through Medicare, specifically including Medicare Advantage.

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

A significant portion of reimbursement for skilled nursing services comes from Medicaid. In fact, Medicaid is our largest source of revenue, accounting for 46.0% and 45.4% of our revenue for the three and six months ended June 30, 2025, respectively, and 46.1% and 45.6% for the three and six months ended June 30, 2024, respectively.

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

To generate funds to pay for the increasing costs of the Medicaid program, many states utilize financial arrangements commonly referred to as provider taxes. The OBBB’s passage prohibits the imposition of new provider taxes or increase of existing provider taxes, except for intermediate care facilities and nursing homes. Under provider tax arrangements, states collect taxes from healthcare providers and then use the revenue to pay the providers as a Medicaid expenditure, which allows the states to then claim additional federal matching funds on the additional reimbursements. Current federal law provides for a cap on the maximum allowable provider tax as a percentage of the providers' total revenue. There can be no assurance that federal law will continue to provide matching federal funds on state Medicaid expenditures funded through provider taxes, or that the current caps on provider taxes will not be reduced.

The changes to the Medicaid program enacted in the OBBB limits avenues for states to generate Medicaid funding, and may limit who may qualify for Medicaid long-term care benefits. Additionally, states must conduct Medicaid eligibility redeterminations every six months, rather than annually, for individuals enrolled under Medicaid. Any discontinuance or reduction in federal matching of provider tax-related Medicaid expenditures or delays in eligibility or coverage could have a significant and adverse effect on states' Medicaid expenditures, and as a result could have a material and adverse effect on our business, financial condition or results of operations.
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

For example, Washington state incorporates the costs of direct care, indirect care, and capital expenditures for SNF services in computing the State’s Medicaid payments to nursing facilities. Using periodically updated calculations that account for factors including case acuity, fair market value of capital expenditures, inflation, and facility performance, Washington sets facility compensation so that the majority of Medicaid reimbursement paid to a skilled nursing facility is used for care-related activities, with limitations on how much a facility’s reimbursement may increase from year to year. Washington state first adopted this care-based payment model in 2015 and has periodically updated it since, including in 2020, 2022, and 2023; it is expected that Washington will continue to amend this law in the future. For state fiscal year 2024, Texas requires all nursing facilities must show that a portion of funds paid to SNFs by Texas’s Medicaid program, including both fee-for-service and managed care reimbursement, were expended for direct care activities, including direct care staff wages and benefits. For state fiscal year 2025, Texas is replacing the previous spending requirement with the patient care expense ratio (PCER) which measures the proportion of a facility's Medicaid revenue that is spent on patient care expenses. The PCER is a financial accountability metric and will be reported annually.

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

As discussed in greater detail in Item 2., under Government Regulation, the ACA has resulted in significant changes to our operations and reimbursement models for services we provide. CMS continues to issue rules to implement the ACA, including rules regarding the implementation of the anti-discrimination provisions and disclosure of SNF ownership, organization, management and the identity of the real property owners from which the SNF leases or subleases its operating space.
With the passage of the IRA in 2022, Congress expanded and supplemented the ACA, including through the continuation of federally funded insurance premium subsidies. This modification of the ACA by the IRA indicates that Congress may continue to change and expand the ACA in the future. Since the commencement of the current Presidential Administration in January of 2025, there have been executive actions and proposed legislation, including the enactment of the OBBB, which undoes or limits the effect of portions of the ACA, including its Medicaid expansion provisions. The OBBB’s provisions may also affect the availability of Medicaid for potential beneficiaries due to work requirements, limit eligibility for our independent subsidiaries’ services due to caps on home equity that may be disregarded for eligibility purposes, and also limit the reimbursement available for our services under Medicaid. These legislative changes, and the effects of the current Presidential Administration’s executive orders, are not yet fully realized in terms of their effects on our business.

The efficacy of the ACA is the subject of much debate among members of Congress and the public and it has been the subject of extensive litigation before numerous courts, including the United States Supreme Court, with varying outcomes — some expanding and others limiting the ACA. If the ACA is repealed or any elements of the ACA that are beneficial to our business are materially amended or changed, as is the case under the OBBB as enacted, such as provisions regarding the health insurance industry, reimbursement and insurance coverage by payers, our business, operating results and financial condition could be harmed. Thus, the future impact of the ACA on our business is difficult to predict and its continued uncertain future may negatively impact our business.

While it is not possible to predict whether and when any such changes will occur, specific proposals discussed leading up to the 2024 presidential election by the current Presidential Administration, including a repeal or material amendment of the ACA, could harm our business, operating results and financial condition. The ACA continues to be a salient political topic and proposed changes to it may become the subject of campaign promises, litigation, administrative action, or legislation under the current Presidential Administration, and the Senate, where the Republican party now holds a majority of seats. In addition, even if the ACA is not amended or repealed, the President and the executive branch of the federal government, as well as CMS and HHS, have a significant impact on the implementation of the provisions of the ACA. It is expected that the current Presidential Administration will make changes impacting the implementation and enforcement of the ACA, which could harm our business, operating results and financial condition. We have already seen such changes with the Biden-Harris Administration's regulatory activity promulgating rules regarding anti-discrimination under Section 1557 of the ACA and rulemaking requiring SNFs to disclose their ownership and the ownership of service providers under Section 6101 of the ACA. It is not possible to know whether, when, or how any or all of these regulations or their implementation will be changed, the manner in which any change may be effected, and the ultimate effects of such changes on our business. If we are slow or unable to adapt to any such changes, our business, operating results and financial condition could be adversely affected.

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
Anticipated changes in the U.S. political environment, including those as a result of the change in Presidential administration and control of Congress, and to regulatory agencies, particularly HHS, may result in significant changes to regulatory framework, enforcements, reimbursements and our business.

As a result of the 2024 presidential election, changes in control of in the Presidency and the Senate that took effect in January of 2025 may result in significant changes in, and have resulted in uncertainty with respect to, legislation, regulation, implementation or repeal of laws and rules related to government health programs, including Medicare and Medicaid. This includes changes to the Medicaid program contained in the OBBB, which could reduce Medicaid funds available for reimbursement, potentially limit the amount of reimbursement paid by Medicaid for our services, potentially limit our potential resident population, adversely affect potential residents’ eligibility and ability to pay for services performed by our independent subsidiaries. Further, proposals regarding HHS and certain programs and regulation concerning health care, including Medicare, Medicaid, and the ACA, have indicated that the current Presidential Administration seeks to make changes to these programs and laws, as well as their implementation.
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
In cases where claim and documentation review by a CMS contractor results in repeated unsatisfactory results, an operation can be subjected to protracted regulatory oversight. This CMS oversight may include education and sampling of claims, extended pre-payment review, referral of the operating business to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement made outside of specifically reviewed claims. Ongoing failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. As of June 30, 2025 and through the filing date of this report, 10 of our independent subsidiaries had multi-claim reviews scheduled or in process, either pre- or post-payment. We anticipate that these reviews could increase in frequency in the future.

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

This three-year look-back for sustained improvements by facilities that graduate the SFF program poses risk for our independent subsidiaries, specifically those that may be subject to the SFF program or that have been subject to the SFF program in the past. As of June 30, 2025, we have one facility that graduated from the SFF program within the past three years. First, for SNFs that are selected by CMS for participation in the SFF program, or which currently are in the SFF program, even graduation from the program is no longer an assurance that the SNF will be able to continue its operations. Even one survey with a significant compliance deficiency, such as actual harm or an immediate jeopardy deficiency, may result in CMS—acting solely within its discretion—terminating the SNF’s Medicare or Medicaid participation, likely triggering the termination of other payor contracts and rendering the facility economically unviable. Second, for SNFs that have graduated from the SFF program, they are subject to a three-year period of enhanced scrutiny where adverse findings by a SA and a single survey’s finding of poor compliance may result in CMS discretionally terminating that facility’s Medicare and/or Medicaid participation, which would likely cause other payors to terminate their agreements with the facility as well. As a result, the financial and manpower resources needed for graduation from the SFF program may be for nothing if, in the three years following graduation from the SFF program, a SNF receives a poor survey result and CMS imposes fines and penalties up to the termination of the facility’s Medicare and Medicaid participation.

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
Healthcare businesses are increasingly the target of cyberattacks whereby hackers disrupt business operations or obtain protected health information, often demanding large ransoms. In 2024, healthcare was among the most-breached sector of the economy based on publicly disclosed information, a trend that is expected to continue in 2025 and beyond. The frequency of this activity has increased precipitously over the last five years. Our business is dependent on the proper functioning and availability of our computer systems and networks. We cannot assure you that our safety and security measures and disaster recovery plan will prevent damage, interruption or breach of our information systems and operations. Additionally, we cannot control the safety and security of our information held by third-party vendors with whom we contract. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect, and as such we (or third-party vendors) may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications we (or third-party vendors) develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security of information systems. Unauthorized parties may attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud or other forms of deception. Additionally, the rapid ongoing evolution and increased adoption of emerging technologies such as artificial intelligence and machine learning may make it more difficult to anticipate and implement protective measures to recognize, detect and prevent the occurrence of data breaches, including but not limited to cybersecurity breaches.

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
Nonetheless, for the federal government or any state government to materially change the way compliance with the minimum staffing standard is calculated or enforced, our labor costs could increase and the current shortage of healthcare workers could impact us more significantly. The broader labor market where we compete is in a state of disequilibrium where the needs of businesses such as ours outstrip the supply of available and willing workers. There is additional upward pressure on wages from different industries and more generally due to the current rate of inflation. Some of these industries compete with us for labor and others that do not, which makes it difficult to make significant hourly wage and salary increases due to the fixed nature of our reimbursement under insurance contracts as well as Medicare and Medicaid (which may face challenges as a result of the enactment of the OBBB), in addition to our increasing variable costs. Due to the limited supply of qualified applicants who seek or are willing to accept employment, these broader concerns, may increase our labor costs or lead to potential staffing shortages, reduced operations to comply with applicable laws and regulations, or difficulty complying with those laws and regulations at current operational levels.
Laws and regulations may increase our costs of maintaining qualified nursing and skilled personnel, or make it more difficult for us to attract or retain qualified nurses and skilled staff members. Proposed legislation, such as the previously proposed Nursing Home Improvement Act and the proposed HCBS Access Act, may make it more expensive to compete for, hire, and retain nursing staff, if passed into law in substantially the same form as previously introduced to Congress. Although implementation of the Staffing Rule has been delayed under the OBBB, future Presidential Administrations and HHS and CMS, under new leadership, could impose more stringent requirements for staffing. CMS has published guidance to surveyors addressing topics that specifically include nurse staffing and collection of payroll data to evaluate appropriate staffing levels, which may lead to future regulations that increase our staffing requirements and labor costs or lower revenues.

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
A bill in the State of California was signed into law which increases the cap of non-economic damages awarded to plaintiffs who are successful in medical malpractice litigation. The cap increases from $0.25 million to $0.35 million beginning on January 1, 2023, then increases over the following 10 years until the cap reaches a maximum of $0.75 million, with further adjustments for inflation. In wrongful death cases, the cap increases from $0.25 million to $0.5 million on January 1, 2023, with incremental increases over the following 10 years until the cap reaches a maximum of $1.0 million, with adjustments for inflation. Due to California's influence on other states, other jurisdictions where we operate have enacted similar laws (namely Iowa and Nevada) and may enact similar laws in the future. Similar to the potential incentive of increased damages caps, recent Supreme Court decisions may increase public interest in potential claims against SNFs and senior living facilities, particularly pertaining to specific civil rights claims against governmental actors rather than general liability claims against privately owned SNFs such as those operated by our independent subsidiaries. While there may be additional claims and litigation that arise from the Supreme Court's decision that have an adverse impact on our cash flow, it is not expected that the decision will have a significant impact on our business.
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

Other new and proposed legislation may impose the same regulatory requirements and limitations inherent in both the proposed legislation in other states and the federally proposed rule requiring disclosure of such information in applications and change-of-ownership disclosures, which may adversely affect our business, operations, and profitability.
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

The Biden-Harris Administration requested that HHS and CMS study and issue proposed rules regarding care-based careers, including improving access to training, increasing the attractiveness of compensation in care-based positions, and improving the retention and career progression of care workers. The current Presidential Administration, as well as new leadership of HHS or CMS, may discontinue these studies, discontinue ongoing rulemaking activity, and may pursue significantly different policy-setting and rulemaking priorities that do not include any of the Biden-Harris Administration’s priorities. Simultaneously, certain actions taken under the Biden-Harris Administration, such as increased enforcement authority by HHS and CMS, may be retained and utilized by the current Presidential Administration and its new leaders of HHS and CMS. The current Presidential Administration has not clearly supported these priorities, but has not renounced support of them or communicated an affirmative reversal of course from these positions.

Other pending legislation, such as the HCBS Access Act, indicated a legislative priority of providing funding for care-based careers that may affect our pool of desired workers. The OBBB’s allowance for states to seek waivers allowing Medicaid to cover HCBS may also affect our business, and may signal a legislative and administrative preference for care outside of nursing facilities and other institutions, which may be obtained at a lower rate of reimbursement. Due to a change of political party control of both houses of Congress, though, other HCBS-related legislation may have a lower likelihood of passing, even if reintroduced in a subsequent congress. Rising operating costs due to labor shortages, greater compensation and incentives required to attract and retain qualified personnel and higher-than-usual inflation on items including energy, utilities, food and other goods used in our facilities and the costs for transporting these items could increase our cost and decrease our profits.

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
Our revenue is affected by the percentage of the patients of our independent subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability. Changes to federal law affecting Medicaid funding and availability, including the enactment of the OBBB, may materially affect our business and the operations of our independent subsidiaries. We generally receive higher reimbursement rates for high acuity patients, and payors reimburse us at different rates. For the three and six months ended June 30, 2025, 69.8% and 69.6% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our independent subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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
As discussed under Item 2., Government Regulation, the Biden-Harris Administration requested HHS and CMS conduct studies to evaluate potential staffing, data reporting, employee compensation and retention, and resident experience regulations that may result in a reduction of our revenue from Medicare and Medicaid. CMS first requested information regarding these priorities in 2022 and subsequently published further requests for information from the public in the Federal Register to aid in studies and anticipated rulemaking. The change in Presidential Administration, including new leadership of HHS and CMS, may result in a change in these priorities. This prior research and rulemaking may be materially altered or abandoned. Certain results of the Biden-Harris Administration’s rulemaking, including enhanced enforcement ability, may be retained under the current Presidential Administration, as signaled by its recent decision to prohibit pre-dispute agreements to arbitrate disputes in SNF admission agreements. We continue to monitor this area and look for public disclosures from the current Presidential Administration and expected heads of HHS and CMS to better anticipate what policy priorities and changes we can expect regarding Medicare and Medicaid reimbursement, including payment models and factors affecting our independent subsidiaries’ reimbursement for the services they provide.
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
Prior to CMS’s most recent action against binding pre-dispute arbitration provisions contained in admission agreements, Congress repeatedly considered, without passage, a bill that would require, among other things, that agreements to arbitrate nursing home disputes be made after the dispute has arisen rather than before prospective patients move in, to prevent nursing home operators and prospective patients from mutually entering into a pre-admission, pre-dispute arbitration agreement. This bill, known as the Fairness in Nursing Home Arbitration Act, was introduced in the House of Representatives in 2021; the bill and its analogue introduced in the Senate have never made it out of the committees to which they were referred for discussion. The Fairness in Nursing Home Arbitration Act was re-introduced in the House of Representatives on January 29, 2024 and was referred to the Committee on Ways and Means and the Committee on Energy and Commerce. No action was taken in the prior Congress following referral of the bill to those committees.

Our independent subsidiaries use arbitration agreements, which have generally been favored by the courts, to streamline the dispute resolution process and reduce our exposure to legal fees and excessive jury awards. CMS previously identified these arbitration agreements as an area of focus and issued guidance to state surveyors regarding federal requirements for the use of arbitration agreements in nursing home care, with non-compliance potentially resulting in fines and other sanctions. Absent some judicial or legislative intervention, or other ability to potentially resolve claims without the cost and unpredictability of a jury trial (for example, obtaining a jury trial waiver if and where permitted by state law), our litigation exposure and costs of defense in patient liability actions could increase, our liability insurance premiums could increase, and our business may be adversely affected.
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
During the six months ended June 30, 2025, we expanded our operations through a combination of long-term leases and real estate purchases, with the addition of 17 stand-alone skilled nursing operations, two stand-alone senior living operations and one campus operation. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage operations we may acquire in the future. Also, the newly acquired operations may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such operations quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our acquisitions, and our business may suffer.
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
•a limitation or inability to require arbitration of disputes increases legal costs, exposure, and the unpredictability of jury decisions;
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
We maintain general and professional liability insurance and workers compensation insurance through a wholly-owned captive insurance subsidiary to insure our self-insurance reimbursements and deductibles as part of a continually evolving overall risk management strategy. We establish the insurance loss reserves based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we, along with an independent actuary, develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle or pay damages with respect to unpaid claims. It is possible, however, that the actual liabilities may exceed our estimates of loss. We may also experience an unexpectedly large number of successful claims or claims that result in costs or liability significantly in excess of our projections. These significant and unpredictable claims may increase in number, frequency, and amount of loss due to not being able to predictably and reliably arbitrate these disputes with our independent subsidiaries. For these and other reasons, our self-insurance reserves could prove to be inadequate, resulting in liabilities in excess of our available insurance and self-insurance. If a successful claim is made against us and it is not covered by our insurance or exceeds the insurance policy limits, our business may be negatively and materially impacted.

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

We continue to maintain our right to inform the employees of our independent subsidiaries about our views of the potential impact of unionization upon the workplace generally and upon individual employees. Historically, the staff at our independent subsidiaries that have been approached to unionize have uniformly rejected union organizing efforts. We previously indicated there may be forthcoming proposed rules from CMS, based on the Biden-Harris Administration's executive orders discussed under Government Regulation in Item 2., as well as potential legislation such as the HCBS Access Act aimed toward providing more resources to those considering care-based careers, may increase the likelihood of employee unionization due to increased emphasis on care-based careers in SNF facilities. The current Presidential Administration may reverse some of these orders, may impact significant changes in HHS and CMS policy and rulemaking, and may reduce the likelihood of successful legislation that seeks to provide more resources to creating pathways to care-based careers. This change may also affect the favorability of unionization efforts before the Department of Labor. If employees successfully decide to unionize, our cost of doing business could increase, and we could experience contract delays, difficulty in adapting to a changing regulatory and economic environment, cultural conflicts between unionized and non-unionized employees, strikes and work stoppages, and we may conclude that affected facilities or operations would be uneconomical to continue operating.
Because we lease the majority of the facilities operated by our independent subsidiaries, we are subject to risks associated with leased real property, including risks relating to lease termination, lease extensions and special charges, any of which could adversely affect our business, financial position or results of operations.

As of June 30, 2025, our independent subsidiaries operated 238 of our 347 facilities under long term lease arrangements. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.

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

Our Credit Facility has a borrowing capacity of up to $600.0 million in aggregate principal amount. As of June 30, 2025 and through the filing date of this report, we had no outstanding borrowings under our Credit Facility. Twenty-three of our subsidiaries have mortgage loans insured with the Department of Housing and Urban Development (HUD) for an aggregate amount of $145.2 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The terms of the mortgage loans range from 25- to 35-years. We also have one outstanding promissory note with an aggregate principal amount of approximately $1.2 million as of June 30, 2025. The term of the note is 12 years.

In addition, we had $2.9 billion of future operating lease obligations as of June 30, 2025. We intend to continue financing our independent subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

Seniors often use the proceeds of home sales to fund their admission to senior living facilities. A downturn in the housing markets, including reductions in sales prices caused by increasing mortgage interest rates, economic uncertainty, recession, or a reduction in activity in the market for residential real estate, could adversely affect seniors’ ability to afford our resident fees and entrance fees. Relatedly, a limitation of the amount of home equity that may be exempt from evaluating potential residents’ eligibility for Medicaid long-term care benefits may adversely affect the availability of our services for residents and the payer mix for our independent subsidiaries. If national or local housing markets enter a persistent decline, our occupancy rates, revenues, results of operations and cash flow could be negatively impacted.

As we continue to acquire and lease real estate assets, we may not be successful in identifying and consummating these transactions.

As of June 30, 2025, we lease 35 of our properties to third-party operators. In the future, we might expand our leasing property portfolio to additional tenants. We have very limited control over the success or failure of our tenants’ and operators’ businesses and, at any time, a tenant or operator may experience a downturn in its business that weakens its financial condition. If that happens, the tenant or operator may fail to make its payments to us when due. Although our lease agreements give us the right to exercise certain remedies in the event of default on the obligations owing to us, we may determine not to do so if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches.

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
If we experience problems with our billing information systems or if issues arise with Medicare, Medicaid or other payors, we may encounter delays in our payment cycle. The changes enacted in the OBBB may impose further strain and limitation of funds available through the Medicaid programs in the states where our independent subsidiaries operate. From time to time, we have experienced such delays as a result of government payors instituting planned reimbursement delays for budget balancing purposes or as a result of prepayment reviews.
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
In 41 states, including some of the largest where we operate, state Medicaid benefits are administered through MCOs. Some states seek to direct more of their Medicaid participation to these MCOs in the future as a measure to combat fraud and abuse in the Medicaid system. Typically, these MCOs manage commercial health and federal Medicare Advantage benefits under a managed care contract. Nationally, more than two-thirds of all Medicaid beneficiaries receive most or all of their care from MCOs. MCOs may be more aggressive than state Medicaid and federal Medicare agencies in denying claims or seeking recoupment of payments so that their services under these managed contracts are profitable. Additionally, restrictions on the availability and utilization of Medicaid funds under the OBBB, may result in MCOs becoming more aggressive in the denial of claims to preserve limited Medicaid funds. The additional steps created by the use of MCOs in disbursement of funds creates more risk of delayed, reduced, or recouped payments for our independent subsidiaries, and additional avenues for risks that include fines and other sanctions, including suspension or exclusion from participation in various governmental programs.
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

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (Treasury). Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect Standard Bearer's investors or Standard Bearer. We cannot predict how changes in the tax laws, including any tax reform called for by the current presidential administration, might affect Standard Bearer or its investors. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect its ability to qualify to be taxed as a REIT or the U.S. federal income tax consequences to Standard Bearer or its investors of such qualification. Changes to the U.S. federal tax laws and interpretations thereof, could adversely affect an investment in our stock. Additionally, REIT's that are related to our operation will likely be subject to the disclosure requirements of CMS's ownership transparency final rule (and analogous state rules), and may subject these REITs to additional public scrutiny.

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

Even if Standard Bearer remain qualified for taxation as a REIT, it may be subject to certain U.S. federal, state, and local taxes on its income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes. For example, Standard Bearer may hold some of its assets or conduct certain of its activities through one or more taxable REIT subsidiaries or other subsidiary corporations that will be subject to U.S. federal, state, and local corporate-level income taxes as regular C corporations. In addition, it may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s-length basis. Any of these taxes would decrease cash available for distribution to its shareholders.

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

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Repurchases of Equity Securities

A summary of the repurchase activity for the three months ended June 30, 2025 (dollars in millions, shares in thousands, except per share amounts):

Period	Total Number of Shares Repurchased(1)	Average Price Per Share(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2025	73	$125.94	$—
May 1 to May 31, 2025	—	$—	$—
June 1 to June 30, 2025	—	$—	$20.0
(1) These purchases were effectuated through a Rule 10b5-1 trading plan adopted by the Company on February 21, 2025. The program expired upon the repurchase of the fully authorized amount and is no longer in effect.

(2) The average price paid per share excludes any broker commissions.

Stock Repurchase Programs — On May 15, 2025, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from June 16, 2025. During the three months ended June 30, 2025, we did not repurchase any shares pursuant to this stock repurchase program.

On February 21, 2025, the Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $20 million of our common stock under the program for a period of approximately 12 months from March 26, 2025. During the three months ended March 31, 2025, we repurchased 84 shares of our common stock for $10.8 million. During the three months ended June 30, 2025, we repurchased 73 shares of our common stock for $9.2 million. This repurchase program expired upon the repurchase of the fully authorized amount under the plan and is no longer in effect.
Under our repurchase program, the Company is authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions, tender offers, pursuant to contractual provisions, and block trades, or otherwise in accordance with federal securities laws. The share repurchase program does not obligate the Company to acquire any specific number of shares. Any such repurchases will depend on the Company's business strategy, prevailing market conditions, the Company's liquidity requirements, contractual restrictions or covenants, compliance with securities laws, and other factors. The amounts involved in any such transaction may be material.

Item 5. OTHER INFORMATION

Rule 10b5-1 Plan Elections

Dr. Ann S. Blouin, a member of our Board of Directors, entered into a Rule 10b5-1 trading arrangement on May 02, 2025. Dr. Blouin's 10b5-1 Plan provides for the potential sale of up to 425 shares of the Company's common stock between July 31, 2025 and April 30, 2026.

Daren J. Shaw, a member of our Board of Directors, entered into a Rule 10b5-1 trading arrangement on May 7, 2025. Mr. Shaw's 10b5-1 Plan provides for the potential sale of up to 4,000 shares of the Company's common stock between August 15, 2025 and May 29, 2026.

These Rule 10b5-1 trading arrangements were entered into during open trading windows and are intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) under the Securities Exchange Act of 1934, as amended, and the Company's policies regarding transactions in Company securities.

Item 6.        EXHIBITS

EXHIBIT INDEX

Exhibit		Description

3.1
Fifth Amended and Restated Certificate of Incorporation of The Ensign Group, Inc., filed with the Delaware Secretary of State on November 15, 2007, and all Certificates of Amendment thereto filed with the Delaware Secretary of State through May 23, 2024 (attached as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-33757) filed with the SEC on July 27, 2024)

3.2		Amended and Restated Bylaws of The Ensign Group, Inc. (attached as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33757) filed with the SEC on December 21, 2007)

3.3
Amendment to the Amended and Restated Bylaws of The Ensign Group, Inc., dated August 5, 2014 (attached as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-33757) filed with the SEC on August 8, 2014)

3.4
Amendment to the Amended and Restated Bylaws of The Ensign Group, Inc., dated March 15, 2024 (attached as Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q (File No. 001-33757) filed with the SEC on April 29, 2025

10.1	+
Form of Notice of Restricted Stock Award to the Amended and Restated Omnibus Incentive Plan of the Company ; and Terms and Conditions of Restricted Stock Awards pursuant to the Amended and Restated Omnibus Incentive Plan of the Company

10.2	+
Form of Notice of Non-Incentive Stock Option Award to the Amended and Restated Omnibus Incentive Plan of the Company ; and Terms and Conditions of Non-Incentive Stock Option Awards to the Amended and Restated Omnibus Incentive Plan of the Company

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
+ Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ENSIGN GROUP, INC.

July 24, 2025	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer, Executive Vice President and Director (Principal Financial Officer and Principal Accounting Officer)