Form 10-Q
period 2025-09-30
ENSIGN GROUP, INC
filed 2025-11-03
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2025.
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
As of October 29, 2025, 57,924,783 shares of the registrant’s common stock, $0.001 par value, were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

PART I.
Item 1.     FINANCIAL STATEMENTS
THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	September 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$443,668	$464,598
Accounts receivable—less allowance for doubtful accounts of $7,948 and $8,435 at September 30, 2025 and December 31, 2024, respectively	612,744	569,897
Investments—current	62,641	62,255
Prepaid expenses and other current assets	87,525	60,882
Total current assets	$1,206,578	$1,157,632
Property and equipment, net	1,598,401	1,291,354
Right-of-use assets	2,047,979	1,861,071
Insurance subsidiary deposits and investments	169,142	141,246
Deferred tax assets	56,125	66,281
Restricted and other assets	43,789	46,499
Intangible assets, net	6,442	7,292
Goodwill	97,981	97,981
TOTAL ASSETS	$5,226,437	$4,669,356
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$105,796	$98,947
Accrued wages and related liabilities	370,530	347,532
Lease liabilities—current	110,817	93,475
Accrued self-insurance liabilities—current	73,854	67,331
Other accrued liabilities	160,042	132,057
Current maturities of long-term debt	4,191	4,086
Total current liabilities	$825,230	$743,428
Long-term debt—less current maturities	138,557	141,585
Long-term lease liabilities—less current portion	1,902,946	1,735,325
Accrued self-insurance liabilities—less current portion	160,646	144,421
Other long-term liabilities	76,156	64,169
TOTAL LIABILITIES	$3,103,535	$2,828,928

Commitments and contingencies (Notes 14 and 19)

EQUITY
Ensign Group, Inc. stockholders' equity:
Common stock: $0.001 par value; 150,000 shares authorized; 61,461 and 57,897 shares issued and shares outstanding at September 30, 2025, respectively, and 60,838 and 57,438 shares issued and shares outstanding at December 31, 2024, respectively	61	61
Additional paid-in capital	593,781	528,052
Retained earnings	1,664,458	1,426,762
Common stock in treasury, at cost, 3,564 and 3,400 shares at September 30, 2025 and December 31, 2024, respectively	(138,835)	(117,764)
Total Ensign Group, Inc. stockholders' equity	$2,119,465	$1,837,111
Non-controlling interest	3,437	3,317
Total equity	$2,122,902	$1,840,428
TOTAL LIABILITIES AND EQUITY	$5,226,437	$4,669,356
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(In thousands, except per share data)
REVENUE
Service revenue	$1,289,779	$1,076,092	$3,678,233	$3,111,151
Rental revenue	6,626	5,684	18,982	17,082
TOTAL REVENUE	$1,296,405	$1,081,776	$3,697,215	$3,128,233
Expense:
Cost of services	1,044,659	859,992	2,944,288	2,479,615
Rent—cost of services	61,528	54,792	175,799	159,940
General and administrative expense	67,367	56,180	199,029	169,532
Depreciation and amortization	26,633	21,474	76,606	61,619
TOTAL EXPENSES	$1,200,187	$992,438	$3,395,722	$2,870,706
Income from operations	96,218	89,338	301,493	257,527
Other income (expense):
Interest expense	(1,971)	(2,024)	(6,033)	(6,028)
Interest income	6,168	7,607	18,291	21,151
Other income	6,185	3,753	11,787	7,686
OTHER INCOME, NET	$10,382	$9,336	$24,045	$22,809
Income before provision for income taxes	106,600	98,674	325,538	280,336
Provision for income taxes	22,689	20,107	76,808	61,628
NET INCOME	$83,911	$78,567	$248,730	$218,708
Less:
Net income attributable to noncontrolling interests	67	123	213	422
NET INCOME ATTRIBUTABLE TO THE ENSIGN GROUP, INC.	$83,844	$78,444	$248,517	$218,286

NET INCOME PER SHARE ATTRIBUTABLE TO THE ENSIGN GROUP INC.
Basic	$1.46	$1.38	$4.34	$3.86
Diluted	$1.42	$1.34	$4.23	$3.76
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	57,382	56,776	57,214	56,553
Diluted	58,956	58,444	58,713	58,125
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
BALANCE - JANUARY 1, 2025	57,438	$61	$528,052	$1,426,762	3,400	$(117,764)	$3,317	$1,840,428
Issuance of common stock to employees and directors resulting from the exercise of stock options	106	—	5,050	—	—	—	—	5,050
Issuance of restricted stock, net of forfeitures	87	—	8,003	—	—	—	—	8,003
Shares of common stock used to satisfy tax withholding obligations	—	—	—	—	—	(14)	—	(14)
Dividends declared ($0.0625 per share)	—	—	—	(3,597)	—	—	—	(3,597)
Employee stock award compensation	—	—	10,691	—	—	—	—	10,691
Repurchase of common stock (Note 20)	(84)	—	—	—	84	(10,775)	—	(10,775)
Acquisition of noncontrolling interest shares	—	—	(11)	—	—	—	—	(11)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	76	76
Noncontrolling interests attributable to subsidiary equity plan	—	—	82	—	—	—	(53)	29
Net income attributable to the Ensign Group, Inc.	—	—	—	80,277	—	—	—	80,277
BALANCE - MARCH 31, 2025	57,547	$61	$551,867	$1,503,442	3,484	$(128,553)	$3,340	$1,930,157
Issuance of common stock to employees and directors resulting from the exercise of stock options	168	—	8,652	—	—	—	—	8,652
Issuance of restricted stock, net of forfeitures	41	—	—	—	—	—	—	—
Shares of common stock used to satisfy tax withholding obligations	(7)	—	—	—	7	(1,057)	—	(1,057)
Dividends declared ($0.0625 per share)	—	—	—	(3,605)	—	—	—	(3,605)
Employee stock award compensation	—	—	11,628	—	—	—	—	11,628
Repurchase of common stock (Note 20)	(73)	—	—	—	73	(9,225)	—	(9,225)
Acquisition of noncontrolling interest shares	—	—	(64)	—	—	—	—	(64)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	70	70
Noncontrolling interests attributable to subsidiary equity plan	—	—	117	—	—	—	(86)	31
Net income attributable to the Ensign Group, Inc.	—	—	—	84,396	—	—	—	84,396
BALANCE - JUNE 30, 2025	57,676	$61	$572,200	$1,584,233	3,564	$(138,835)	$3,324	$2,020,983
Issuance of common stock to employees and directors resulting from the exercise of stock options	181	—	9,024	—	—	—	—	9,024
Issuance of restricted stock, net of forfeitures (Note 16)	40	—	—	—	—	—	—	—
Dividends declared ($0.0625 per share)	—	—	—	(3,619)	—	—	—	(3,619)
Employee stock award compensation	—	—	12,868	—	—	—	—	12,868
Acquisition of noncontrolling interest shares	—	—	(382)	—	—	—	—	(382)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	67	67
Noncontrolling interests attributable to subsidiary equity plan	—	—	71	—	—	—	46	117
Net income attributable to the Ensign Group, Inc.	—	—	—	83,844	—	—	—	83,844
BALANCE - SEPTEMBER 30, 2025	57,897	$61	$593,781	$1,664,458	3,564	$(138,835)	$3,437	$2,122,902

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
BALANCE - JANUARY 1, 2024	56,597	$60	$465,707	$1,142,653	3,390	$(116,555)	$5,452	$1,497,317
Issuance of common stock to employees and directors resulting from the exercise of stock options	219	—	6,229	—	—	—	—	6,229
Issuance of restricted stock, net of forfeitures	88	—	6,165	—	—	—	—	6,165
Shares of common stock used to satisfy tax withholding obligations	—	—	—	—	—	(14)	—	(14)
Dividends declared ($0.0600 per share)	—	—	—	(3,414)	—	—	—	(3,414)
Employee stock award compensation	—	—	8,231	—	—	—	—	8,231
Acquisition of noncontrolling interest shares	—	—	(10)	—	—	—	—	(10)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	125	125
Noncontrolling interests attributable to subsidiary equity plan	—	—	14	—	—	—	(11)	3
Net income attributable to the Ensign Group, Inc.	—	—	—	68,835	—	—	—	68,835
BALANCE - MARCH 31, 2024	56,904	$60	$486,336	$1,208,074	3,390	$(116,569)	$5,566	$1,583,467
Issuance of common stock to employees and directors resulting from the exercise of stock options	117	1	4,089	—	—	—	—	4,090
Issuance of restricted stock, net of forfeitures	38	—	—	—	—	—	—	—
Shares of common stock used to satisfy tax withholding obligations	(10)	—	—	—	10	(1,195)	—	(1,195)
Dividends declared ($0.0600 per share)	—	—	—	(3,424)	—	—	—	(3,424)
Employee stock award compensation	—	—	8,978	—	—	—	—	8,978
Acquisition of noncontrolling interest shares	—	—	(29)	—	—	—	—	(29)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	174	174
Noncontrolling interests attributable to subsidiary equity plan	—	—	37	—	—	—	(34)	3
Net income attributable to the Ensign Group, Inc.	—	—	—	71,007	—	—	—	71,007
BALANCE - JUNE 30, 2024	57,049	$61	$499,411	$1,275,657	3,400	$(117,764)	$5,706	$1,663,071
Issuance of common stock to employees and directors resulting from the exercise of stock options	205	—	7,977	—	—	—	—	7,977
Issuance of restricted stock, net of forfeitures (Note 16)	27	—	—	—	—	—	—	—
Dividends declared ($0.0600 per share)	—	—	—	(3,437)	—	—	—	(3,437)
Employee stock award compensation	—	—	9,177	—	—	—	—	9,177
Acquisition of noncontrolling interest shares	—	—	(2,387)	—	—	—	(2,024)	(4,411)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	123	123
Noncontrolling interests attributable to subsidiary equity plan	—	—	158	—	—	—	(155)	3
Net income attributable to the Ensign Group, Inc.	—	—	—	78,444	—	—	—	78,444
BALANCE - SEPTEMBER 30, 2024	57,281	$61	$514,336	$1,350,664	3,400	$(117,764)	$3,650	$1,750,947
See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$248,730	$218,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,606	61,619
Amortization of deferred financing fees	793	796
Non-cash leasing arrangement	632	590
Impairment of long-lived assets	1,073	1,849
Deferred income taxes	10,156	1,931
Provision for doubtful accounts	1,509	1,419
Stock-based compensation	35,375	26,406
Cash received from insurance proceeds	3,877	199
(Gain) loss on insurance claims, other investments and asset disposals	(5,953)	849
Change in operating assets and liabilities
Accounts receivable	(44,356)	(69,025)
Prepaid income taxes	(19,507)	(22,130)
Prepaid expenses and other assets	(7,716)	(16,668)
Cash surrender value of life insurance policy premiums	(16,332)	(14,840)
Deferred compensation liability	16,332	14,941
Operating lease obligations	(3,265)	331
Accounts payable	5,449	(5,237)
Accrued wages and related liabilities	27,549	25,303
Other accrued liabilities	27,081	2,308
Accrued self-insurance liabilities	22,917	17,381
NET CASH PROVIDED BY OPERATING ACTIVITIES	$380,950	$246,730
Cash flows from investing activities:
Purchase of property and equipment	(143,714)	(110,079)
Cash payments for acquisitions	(240,300)	(83,384)
Escrow deposits	—	(3,846)
Cash from insurance proceeds	3,567	1,562
Cash proceeds from the sale of assets	124	2,808
Purchases of investments	(91,791)	(52,262)
Maturities of investments	82,278	22,553
Other restricted assets	599	(817)
NET CASH USED IN INVESTING ACTIVITIES	$(389,237)	$(223,465)

Cash flows from financing activities:
Proceeds from debt (Note 14)	—	400
Payments on debt	(3,050)	(3,350)
Issuance of common stock upon exercise of options	22,726	18,296
Repurchase of shares of common stock to satisfy tax withholding obligations	(1,071)	(1,209)
Repurchase of shares of common stock (Note 20)	(20,000)	—
Dividends paid	(10,791)	(10,234)
Non-controlling interest distribution	—	(278)
Purchase of non-controlling interest	(457)	(4,450)

NET CASH USED IN FINANCING ACTIVITIES	$(12,643)	$(825)
Net (decrease)/increase in cash and cash equivalents	(20,930)	22,440
Cash and cash equivalents beginning of period	464,598	509,626
Cash and cash equivalents end of period	$443,668	$532,066

	Nine Months Ended September 30,
(In thousands)	2025	2024
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$5,220	$5,276
Income taxes	86,181	81,962
Lease liabilities	178,699	159,487
Non-cash financing and investing activity
Accrued capital expenditures	$9,300	$7,300
Accrued dividends declared	3,619	3,437
Right-of-use assets obtained in exchange for new and modified operating lease obligations	258,486	220,815

See accompanying notes to condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, shares and options in thousands, except per share data)
1. DESCRIPTION OF BUSINESS
The Company — The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company's independent subsidiaries provide health care services across the post-acute care continuum and engage in the ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare-related properties and ancillary businesses. As of September 30, 2025, the Company's independent subsidiaries operated 361 facilities and other ancillary operations located in 17 states. The Company's independent subsidiaries have a collective capacity of approximately 37,100 operational skilled nursing beds and 3,400 senior living units. As of September 30, 2025, the Company's independent subsidiaries operated 249 facilities under long-term lease arrangements and had options to purchase eight of those 249 facilities. The Company's real estate portfolio consists of 148 owned real estate properties, which includes 112 facilities operated and managed by the Company's independent subsidiaries, 36 operations leased to and operated by third-party operators and the Service Center (defined below) location. Of those 36 third-party operations, one senior living operation is located on the same real estate property as a skilled nursing operation that an independent subsidiary operates.
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
Other Information — The accompanying condensed consolidated financial statements as of September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024 (collectively, the Interim Financial Statements) are unaudited. Certain information and note disclosures normally included in the annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2024 which are included in the Company’s Annual Report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.
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
Recently Issued Accounting Pronouncements — In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. This guidance is effective for annual periods beginning after December 15, 2024, which will be the Company's fiscal year 2025, with early adoption permitted. The adoption is expected to enhance the Company's Notes to the Consolidated Financial Statements. The Company is currently evaluating the impact of the ASU on its Consolidated Financial Statements.
In November 2024, the FASB issued ASU 2024-03 "Disaggregation of Income Statement Expenses," which requires the Company to disaggregate key expense categories such as employee compensation, depreciation and intangible asset amortization within its financial statements. ASU 2024-03 is effective for annual periods beginning with the Company's fiscal year 2027, and interim periods within the Company's fiscal year 2028, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its Notes to the Consolidated Financial Statements.
In September 2025, the FASB issued ASU 2025-06 "Targeted Improvements to the Accounting for Internal-Use Software," which amends the accounting for and disclosure of software costs under the existing standards. The amendments clarify the requirement for capitalizing software costs. ASU 2025-06 is effective beginning with the Company's fiscal year 2028 for both interim and annual periods, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements.
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

Revenue from the Medicare and Medicaid programs accounted for 69.5% and 69.6% of all service revenue for the three and nine months ended September 30, 2025, respectively, and 70.2% and 71.0% of all service revenue for the three and nine months ended September 30, 2024, respectively. Settlements with Medicare and Medicaid payors for retroactive adjustments due to audits and reviews are considered variable consideration and are included in the determination of the estimated transaction price. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity. Consistent with healthcare industry practices, any changes to these revenue estimates are recorded in the period the change or adjustment becomes known based on the final settlement. The Company recorded adjustments to revenue which were not material to the Company's revenue for the three and nine months ended September 30, 2025 and 2024.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Service revenue for the three and nine months ended September 30, 2025 and 2024 is summarized in the following tables:

	Three Months Ended September 30,
	2025		2024
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid(1)	$515,157	39.9%	$425,642	39.6%
Medicare	303,281	23.5	263,594	24.5
Medicaid — skilled	78,450	6.1	65,907	6.1
Total Medicaid and Medicare	$896,888	69.5%	$755,143	70.2%
Managed care	237,978	18.5	202,528	18.8
Private and other(2)	154,913	12.0	118,421	11.0
SERVICE REVENUE	$1,289,779	100.0%	$1,076,092	100.0%
(1) Medicaid payor includes revenue for senior living operations.
(2) Private and other includes revenue for skilled services (private, Veteran Affairs and hospice payors), senior living and ancillary operations.

	Nine Months Ended September 30,
	2025		2024
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid(1)	$1,454,845	39.6%	$1,227,565	39.5%
Medicare	882,149	24.0	788,046	25.3
Medicaid — skilled	223,208	6.0	192,185	6.2
Total Medicaid and Medicare	$2,560,202	69.6%	$2,207,796	71.0%
Managed care	694,690	18.9	581,654	18.7
Private and other(2)	423,341	11.5	321,701	10.3
SERVICE REVENUE	$3,678,233	100.0%	$3,111,151	100.0%
(1) Medicaid payor includes revenue for senior living operations.
(2) Private and other includes revenue for skilled services (private, Veteran Affairs and hospice payors), senior living and ancillary operations.
In addition to the service revenue above, the Company's rental revenue derived from triple-net lease arrangements with third parties was $6,626 and $18,982, respectively, for the three and nine months ended September 30, 2025 and $5,684 and $17,082, respectively, for the three and nine months ended September 30, 2024.
Balance Sheet Impact
Included in the Company’s condensed consolidated balance sheets are contract balances, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company had no material contract liabilities or contract assets as of September 30, 2025 and December 31, 2024, or activity during the three and nine months ended September 30, 2025 and 2024.

Accounts receivable consist primarily of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans and private payor sources, net of estimates for variable consideration and doubtful accounts. Accounts receivable as of September 30, 2025 and December 31, 2024, is summarized in the following table:

	September 30, 2025	December 31, 2024
Medicaid	$266,048	$228,872
Managed care	162,905	139,711
Medicare	97,949	77,056
Private and other payors	93,790	132,693
	$620,692	$578,332
Less: allowance for doubtful accounts	(7,948)	(8,435)
ACCOUNTS RECEIVABLE, NET	$612,744	$569,897

Table of Contents	THE ENSIGN GROUP, INC.
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
A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NUMERATOR:
Net income	$83,911	$78,567	$248,730	$218,708
Less: net income attributable to noncontrolling interests	67	123	213	422
Net income attributable to The Ensign Group, Inc.	$83,844	$78,444	$248,517	$218,286

DENOMINATOR:
Weighted average shares outstanding for basic net income per share	57,382	56,776	57,214	56,553
Basic net income per common share:	$1.46	$1.38	$4.34	$3.86

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NUMERATOR:
Net income	$83,911	$78,567	$248,730	$218,708
Less: net income attributable to noncontrolling interests	67	123	213	422
Net income attributable to The Ensign Group, Inc.	$83,844	$78,444	$248,517	$218,286

DENOMINATOR:
Weighted average common shares outstanding	57,382	56,776	57,214	56,553
Plus: incremental shares from assumed conversion (1)	1,574	1,668	1,499	1,572
Adjusted weighted average common shares outstanding	58,956	58,444	58,713	58,125
Diluted net income per common share:	$1.42	$1.34	$4.23	$3.76
(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 1,072 and 914 for the three and nine months ended September 30, 2025, respectively, and 400 and 858 for the three and nine months ended September 30, 2024, respectively.
5. FAIR VALUE MEASUREMENTS

The Company's financial assets include held-to-maturity investments carried at amortized cost basis of $148,735 and $138,600, of which $80,706 and $65,831 are designated to support long-term insurance subsidiary liabilities, as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, the amortized cost basis of these financial assets are considered to approximate fair value and are derived using Level 2 inputs. The Company believes its amortized cost basis investments that were in an unrealized loss position as of September 30, 2025 and December 31, 2024 do not require an allowance for expected credit losses, nor has any event occurred through the filing date of this report that would indicate differently.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company's financial assets also include the contracts insuring the lives of certain employees who are eligible to participate in non-qualified deferred compensation plans that are held in a rabbi trust. The cash surrender value of these contracts is based on funds that shadow the investment allocations specified by participants in the deferred compensation plan and are held at fair value. As of September 30, 2025 and December 31, 2024, the fair value of the investment funds was $72,381 and $56,049, respectively, which are derived using Level 2 inputs.

Additionally, the Company has other investments held at historical cost basis, which are not material, for which the fair value is derived using Level 3 inputs.
6. STANDARD BEARER
Standard Bearer's real estate portfolio consists of 142 of the Company's 148 owned real estate properties, of which 108 are operated and managed by the Company's independent subsidiaries and 35 are leased to and operated by third-party operators. Of those 35 operations, one senior living operation is located on the same real estate property as a skilled nursing operation that an independent subsidiary operates.
During the nine months ended September 30, 2025, Standard Bearer added $228,874 of real estate assets associated with 15 stand-alone skilled nursing operations, one stand-alone senior living operation and two campus operations. Four of the acquisitions were related to exercising purchase options under an existing lease arrangement from CareTrust REIT, Inc. (CareTrust). Of these additions, two stand-alone skilled nursing operations are leased to third-party operators and the remaining additions are operated by the Company's independent subsidiaries. Refer to Note 7, Operation Expansions, for additional information.
Subsequent to September 30, 2025, Standard Bearer added approximately $65,000 of real estate assets associated with seven stand-alone skilled nursing operations, of which all were leased back to the Company's independent subsidiaries. Refer to Note 7, Operation Expansions, for additional information.
During the nine months ended September 30, 2024, Standard Bearer added $81,274 of real estate assets associated with seven stand-alone skilled nursing operations and two campus operations, all of which are operated by the Company's independent subsidiaries. Refer to Note 7, Operation Expansions, for additional information.
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
Intercompany master lease agreements
Certain of the Company's independent subsidiaries and 108 Standard Bearer independent real estate subsidiaries have entered into seven triple-net master lease agreements (collectively, the Standard Bearer Master Leases). The lease periods range from 15 to 19 years with three five-year renewal options beyond the initial term, on the same terms and conditions. The rent structure under the Standard Bearer Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the independent subsidiaries are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties; (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Intercompany rental revenue generated from Ensign affiliated operations was $27,634 and $78,294, respectively, for the three and nine months ended September 30, 2025 and $20,234 and $57,396, respectively, for the three and nine months ended September 30, 2024.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intercompany management agreement
Standard Bearer has no employees. The Service Center provides personnel and services to Standard Bearer pursuant to the management agreement between Standard Bearer and the Service Center. The management agreement provides for a base management fee that is equal to 5.0% of total rental revenue and an incentive management fee that is equal to 5.0% of funds from operations (FFO) and is capped at 1.0% of total rental revenue, for a total of 6.0%. Management fee generated between Standard Bearer and the Service Center for the three and nine months ended September 30, 2025 was $1,955 and $5,530, respectively. Management fees generated between Standard Bearer and the Service Center for the three and nine months ended September 30, 2024 was $1,466 and $4,199, respectively.
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
Equity Instrument Denominated in the Shares of a Subsidiary
As part of the formation of Standard Bearer in 2022, the Company established the Standard Bearer Healthcare REIT, Inc. 2022 Omnibus Incentive Plan (Standard Bearer Equity Plan). The Company may grant stock options and restricted stock awards under the Standard Bearer Equity Plan to employees and management of Ensign's independent subsidiaries. These awards generally vest over a period of five years or upon the occurrence of certain prescribed events. The value of the stock options and restricted stock awards is tied to the value of the common stock of Standard Bearer, which is determined based on an independent valuation of Standard Bearer. The Company can also call the awards, generally upon employee termination. During the nine months ended September 30, 2025 and 2024, the Company did not grant any stock options or restricted shares under the Standard Bearer Equity Plan. During the nine months ended September 30, 2025 and 2024, there were no restricted stock awards vested for the periods.
The grant-date fair value of the awards is recognized as compensation expense over the relevant vesting periods, with a corresponding adjustment to noncontrolling interests. The grant value was determined based on an independent valuation of the subsidiary shares. For the three and nine months ended September 30, 2025, the Standard Bearer Equity Plan's share-based compensation expense was not material. There was no expense during the three and nine months ended September 30, 2024.
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
2025 Expansions
During the nine months ended September 30, 2025, the Company expanded its operations with the addition of 28 stand-alone skilled nursing operations, five stand-alone senior living operations and one campus operation. These new operations added a total of 3,384 operational skilled nursing beds and 313 operational senior living units to be operated by the Company's independent subsidiaries.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Subsequent to September 30, 2025, the Company expanded its operations with the addition of eight stand-alone skilled nursing operations. These new operations added 428 operational skilled nursing beds to be operated by the Company's independent subsidiaries.
2024 Expansions
During the nine months ended September 30, 2024, the Company expanded its operations with the addition of 24 stand-alone skilled nursing operations and two campus operations. One of the stand-alone skilled nursing operations includes a long-term acute care hospital. These new operations added a total of 2,565 operational skilled nursing beds and 202 operational senior living units operated by the Company's independent subsidiaries. Included within the operational skilled nursing beds are 43 long-term acute care beds. The Company also invested in new ancillary services that are complementary to its existing businesses.
8. BUSINESS SEGMENTS

The Company has two reportable segments: (1) skilled services, which includes the operation of skilled nursing facilities and rehabilitation therapy services and (2) Standard Bearer, which is comprised of selected real estate properties owned by Standard Bearer and leased to skilled nursing and senior living operators.

As of September 30, 2025, the skilled services segment includes 314 skilled nursing and 31 campus operations that provide both skilled nursing and rehabilitative care services and senior living services. The Company's Standard Bearer segment consists of 142 owned real estate properties.

The Company also reports an “All Other” category that includes results from its senior living operations, which includes 16 stand-alone senior living operations and the senior living operations at 31 campus operations that provide both skilled nursing and rehabilitative care services and senior living services. In addition, the "All Other" category includes mobile diagnostics, medical transportation, other real estate, other ancillary operations and the Service Center. Services included in the “All Other” category are insignificant individually and therefore do not constitute a reportable segment.

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

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables set forth financial information for the segments:

	Three Months Ended September 30, 2025
	Skilled Services	Standard Bearer	Total
Service revenue(1)	$1,239,096	$—	$1,239,096
Rental revenue	—	32,610	32,610
Segment revenue	$1,239,096	$32,610	$1,271,706

Reconciliation of revenue:
All other revenue(2)			60,578
Elimination of intercompany revenue(3)			(35,879)
TOTAL CONSOLIDATED REVENUE			$1,296,405
Less:
Other segment items(4)	1,071,815	2,959
Depreciation and amortization	14,155	9,709
Interest expense(5)	—	10,320
Segment income	$153,126	$9,622	$162,748

Reconciliation of profit or loss:
All other not included in segment income			(56,148)
INCOME BEFORE PROVISION FOR INCOME TAXES			$106,600
(1) Skilled services service revenue does not include intercompany service revenue generated by ancillary operations provided to the Company's independent subsidiaries and management service revenue generated by the Service Center with Standard Bearer. Intercompany service revenue is eliminated in "Elimination of intercompany revenue".
(2) All other revenue includes $57,377 of service revenue and $3,201 of rental revenue for the three months ended September 30, 2025, both of which include intercompany revenue that is eliminated in "Elimination of intercompany revenue".
(3) Elimination of intercompany revenue includes the elimination of intercompany rental revenue of $29,185 and intercompany service revenue of $6,694 for the three months ended September 30, 2025.
(4) Other segment items include cost of services and rent expense for the skilled services segment and cost of services, rent expense and general and administrative expenses for the Standard Bearer segment. Additionally, there are intercompany expenses of $35,879 during the three months ended September 30, 2025, which are eliminated in consolidation.
(5) Included in interest expense in Standard Bearer is interest from intercompany debt arrangements between Standard Bearer and The Ensign Group, Inc. of $9,090 during the three months ended September 30, 2025, which is eliminated in consolidation.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended September 30, 2024
	Skilled Services	Standard Bearer	Total
Service revenue(1)	$1,033,113	$—	$1,033,113
Rental revenue	—	24,429	24,429
Segment revenue	$1,033,113	$24,429	$1,057,542

Reconciliation of revenue:
All other revenue(2)			51,144
Elimination of intercompany revenue(3)			(26,910)
TOTAL CONSOLIDATED REVENUE			$1,081,776
Less:
Other segment items(4)	893,083	2,420
Depreciation and amortization	11,541	7,484
Interest expense(5)	—	7,251
Segment income	$128,489	$7,274	$135,763

Reconciliation of profit or loss:
All other not included in segment income			(37,089)
INCOME BEFORE PROVISION FOR INCOME TAXES			$98,674
(1) Skilled services service revenue does not include intercompany service revenue generated by ancillary operations provided to the Company's independent subsidiaries and management service revenue generated by the Service Center with Standard Bearer. Intercompany service revenue is eliminated in "Elimination of intercompany revenue".
(2) All Other revenue includes $48,209 of service revenue and $2,935 of rental revenue for the three months ended September 30, 2024, both of which include intercompany revenue that is eliminated in "Elimination of intercompany revenue".
(3) Elimination of intercompany revenue includes the elimination intercompany rental revenue of $21,680 and intercompany service revenue of $5,230 for the three months ended September 30, 2024.
(4) Other segment items include cost of services and rent expense for the skilled services segment and cost of services, rent expense and general and administrative expenses for the Standard Bearer segment. Additionally, there are intercompany expenses of $26,910 during the three months ended September 30, 2024, which is eliminated in consolidation.
(5) Included in interest expense in Standard Bearer is interest from intercompany debt arrangements between Standard Bearer and The Ensign Group, Inc. of $5,535 during the three months ended September 30, 2024, which is eliminated in consolidation.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Nine Months Ended September 30, 2025
	Skilled Services	Standard Bearer	Total
Service revenue(1)	$3,536,226	$—	$3,536,226
Rental revenue	—	92,479	92,479
Segment revenue	$3,536,226	$92,479	$3,628,705

Reconciliation of revenue:
All other revenue(2)			170,336
Elimination of intercompany revenue(3)			(101,826)
TOTAL CONSOLIDATED REVENUE			$3,697,215
Less:
Other segment items(4)	3,048,047	8,331
Depreciation and amortization	41,118	27,450
Interest expense(5)	—	29,367
Segment income	$447,061	$27,331	$474,392

Reconciliation of profit or loss:
All other not included in segment income			(148,854)
INCOME BEFORE PROVISION FOR INCOME TAXES			$325,538
(1) Skilled services service revenue does not include intercompany service revenue generated by ancillary operations provided to the Company's independent subsidiaries and management service revenue generated by the Service Center with Standard Bearer. Intercompany service revenue is eliminated in "Elimination of intercompany revenue".
(2) All other revenue includes $160,978 of service revenue and $9,358 of rental revenue for the nine months ended September 30, 2025, both of which include intercompany revenue that is eliminated in "Elimination of intercompany revenue".
(3) Elimination of intercompany revenue includes the elimination of intercompany rental revenue of $82,855 and intercompany service revenue of $18,971 for the nine months ended September 30, 2025.
(4) Other segment items include cost of services and rent expense for the skilled services segment and cost of services, rent expense and general and administrative expenses for the Standard Bearer segment. Additionally, there are intercompany expenses of $101,826 during the nine months ended September 30, 2025, which are eliminated in consolidation.
(5) Included in interest expense in Standard Bearer is interest from intercompany debt arrangements between Standard Bearer and The Ensign Group, Inc. of $25,153 during the nine months ended September 30, 2025, which is eliminated in consolidation.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Nine Months Ended September 30, 2024
	Skilled Services	Standard Bearer	Total
Service revenue(1)	$2,994,000	$—	$2,994,000
Rental revenue	—	69,984	69,984
Segment revenue	$2,994,000	$69,984	$3,063,984

Reconciliation of revenue:
All other revenue(2)			141,055
Elimination of intercompany revenue(3)			(76,806)
TOTAL CONSOLIDATED REVENUE			$3,128,233
Less:
Other segment items(4)	2,583,529	6,686
Depreciation and amortization	32,988	21,479
Interest expense(5)	—	19,927
Segment income	$377,483	$21,892	$399,375

Reconciliation of profit or loss:
All other not included in segment income			(119,039)
INCOME BEFORE PROVISION FOR INCOME TAXES			$280,336
(1) Skilled services service revenue does not include intercompany service revenue generated by ancillary operations provided to the Company's independent subsidiaries and management service revenue generated by the Service Center with Standard Bearer. Intercompany service revenue is eliminated in "Elimination of intercompany revenue".
(2) All Other revenue includes $132,175 of service revenue and $8,880 of rental revenue for the nine months ended September 30, 2024, both of which include intercompany revenue that is eliminated in "Elimination of intercompany revenue".
(3) Elimination of intercompany revenue includes the elimination intercompany rental revenue of $61,782 and intercompany service revenue of $15,024 for the nine months ended September 30, 2024.
(4) Other segment items include cost of services and rent expense for the skilled services segment and cost of services, rent expense and general and administrative expenses for the Standard Bearer segment. Additionally, there are intercompany expenses of $76,806 during the nine months ended September 30, 2024, which is eliminated in consolidation.
(5) Included in interest expense in Standard Bearer is interest from intercompany debt arrangements between Standard Bearer and The Ensign Group, Inc. of $14,818 during the nine months ended September 30, 2024, which is eliminated in consolidation.

Service revenue by major payor source were as follows:

	Three Months Ended September 30, 2025
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$501,722	$13,435	$515,157	39.9%
Medicare	303,281	—	303,281	23.5
Medicaid-skilled	78,450	—	78,450	6.1
Subtotal	$883,453	$13,435	$896,888	69.5%
Managed care	237,978	—	237,978	18.5
Private and other(2)	117,665	37,248	154,913	12.0
TOTAL SERVICE REVENUE	$1,239,096	$50,683	$1,289,779	100.0%

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended September 30, 2024
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$416,190	$9,452	$425,642	39.6%
Medicare	263,594	—	263,594	24.5
Medicaid-skilled	65,907	—	65,907	6.1
Subtotal	$745,691	$9,452	$755,143	70.2%
Managed care	202,528	—	202,528	18.8
Private and other(2)	84,894	33,527	118,421	11.0
TOTAL SERVICE REVENUE	$1,033,113	$42,979	$1,076,092	100.0%

	Nine Months Ended September 30, 2025
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$1,419,037	$35,808	$1,454,845	39.6%
Medicare	882,149	—	882,149	24.0
Medicaid-skilled	223,208	—	223,208	6.0
Subtotal	$2,524,394	$35,808	$2,560,202	69.6%
Managed care	694,690	—	694,690	18.9
Private and other(2)	317,142	106,199	423,341	11.5
TOTAL SERVICE REVENUE	$3,536,226	$142,007	$3,678,233	100.0%

	Nine Months Ended September 30, 2024
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$1,201,435	$26,130	$1,227,565	39.5%
Medicare	788,046	—	788,046	25.3
Medicaid-skilled	192,185	—	192,185	6.2
Subtotal	$2,181,666	$26,130	$2,207,796	71.0%
Managed care	581,654	—	581,654	18.7
Private and other(2)	230,680	91,021	321,701	10.3
TOTAL SERVICE REVENUE	$2,994,000	$117,151	$3,111,151	100.0%
(1) Medicaid payor includes revenue generated from senior living operations.
(2) Private and other includes revenue for skilled services (private, Veteran Affairs and hospice payors), senior living and ancillary operations.
(3) All Other incorporates intercompany eliminations.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. PROPERTY AND EQUIPMENT - NET
Property and equipment, net consists of the following:

	September 30, 2025	December 31, 2024
Land	$204,995	$162,873
Buildings and improvements	1,151,819	933,790
Leasehold improvements	244,666	212,603
Equipment	463,770	396,018
Furniture and fixtures	4,719	4,349
Construction in progress	62,326	41,209
	$2,132,295	$1,750,842
Less: accumulated depreciation	(533,894)	(459,488)
PROPERTY AND EQUIPMENT, NET	$1,598,401	$1,291,354
Real Estate Acquisitions
A majority of the real estate properties were acquired by subsidiaries of Standard Bearer, as detailed in Note 6. Standard Bearer. The table below presents the allocation of the purchase price for real estate purchases during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Land	$42,122	$17,909
Building and improvements	192,550	62,428
Equipment, furniture, and fixtures	5,274	1,898
Assembled occupancy	354	515
Goodwill	—	372
Other indefinite-lived intangible assets	—	262
TOTAL ACQUISITIONS	$240,300	$83,384
10. INTANGIBLE ASSETS - NET

		September 30, 2025			December 31, 2024
	Weighted Average Life (Years)
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Assembled occupancy	0.4	$2,345	$(2,345)	$—	$1,991	$(1,316)	$675
Facility trade name	30.0	733	(480)	253	733	(462)	271
Customer relationships	18.4	4,582	(3,059)	1,523	4,582	(2,902)	1,680
TOTAL		$7,660	$(5,884)	$1,776	$7,306	$(4,680)	$2,626

During the three and nine months ended September 30, 2025, amortization expense was $340 and $1,891, respectively, of which $273 and $687 was related to the amortization of right-of-use assets, respectively. Amortization expense was $598 and $1,535, respectively, of which $303 and $909 was related to the amortization of right-of-use assets for the three and nine months ended September 30, 2024, respectively.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2025 (remainder)	$61
2026	234
2027	234
2028	234
2029	234
2030	234
Thereafter	545
$1,776
Other indefinite-lived intangible assets consist of the following:

	September 30, 2025	December 31, 2024
Trade name	$889	$889
Medicare and Medicaid licenses	3,777	3,777
TOTAL	$4,666	$4,666
11. GOODWILL

Goodwill is subject to annual testing for impairment during the fourth quarter of each year. In addition, goodwill is tested for impairment if events occur or circumstances indicate that its carrying value may not be recoverable. There were no indicators of goodwill impairment noted during the three and nine months ended September 30, 2025. The Company anticipates that the majority of goodwill recognized will be fully deductible for tax purposes as of September 30, 2025. Provided that goodwill corresponds to the acquisition of a business and not merely the acquisition of real estate property, the Company's Standard Bearer segment appropriately does not carry a goodwill balance. There were no activities in goodwill during the nine months ended September 30, 2025. The following table represents goodwill value by the skilled services segment and "all other" category as of September 30, 2025 and December 31, 2024:

	Skilled Services	All Other	Total
Goodwill	$88,626	$9,355	$97,981
12. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	September 30, 2025	December 31, 2024
Quality assurance fee	$16,548	$12,667
Refunds, deferred revenue and advances	85,490	75,573
Cash held in trust for patients	7,761	6,370
Dividends payable	3,619	3,589
Property taxes	17,133	15,400
Accrued litigation (Note 19)	12,000	—
Other	17,491	18,458
OTHER ACCRUED LIABILITIES	$160,042	$132,057
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. INCOME TAXES
The Company recorded income tax expense of $76,808 and $61,628 during the nine months ended September 30, 2025 and 2024, respectively, or 23.6% of earnings before income taxes for the nine months ended September 30, 2025, compared to 22.0% for the nine months ended September 30, 2024. The effective tax rate for both periods is driven by the impact of excess tax benefits from stock-based compensation, offset by non-deductible expenses including non-deductible compensation.

The Company is not currently under examination by any major income tax jurisdiction. During 2025, the statutes of limitations will lapse on the Company's 2021 federal tax year and certain 2020 and 2021 state tax years. The Company does not believe the federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the nine months ended September 30, 2025 and 2024.

On July 4, 2025, the One Big Beautiful Bill (OBBB) was enacted in the U.S. The OBBB includes provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and changes to certain U.S. corporate tax provisions. These changes include 100% bonus depreciation for capital expenditures incurred after January 19, 2025, and full expensing of domestic research and experimental expenditures. FASB ASC Topic 740, Income Taxes, requires the effects of tax law changes to be recognized in the period of enactment. The Company has reflected the impact of the enacted provisions, primarily affecting deferred tax liability and income tax receivable balances, in its condensed consolidated balance sheets. The Company does not anticipate that these provisions will affect its current period income tax expense or its effective tax rate for 2025.
14. DEBT
Debt consists of the following:

	September 30, 2025	December 31, 2024
Mortgage loans and promissory note	$145,388	$148,438
Less: current maturities	(4,191)	(4,086)
Less: debt issuance costs, net	(2,640)	(2,767)
LONG-TERM DEBT LESS CURRENT MATURITIES	$138,557	$141,585
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

Borrowings made under the Credit Facility are guaranteed, jointly and severally, by certain of the Company’s wholly-owned subsidiaries, and are secured by a pledge of stock of the Company's material independent subsidiaries as well as a first lien on substantially all of such independent subsidiaries' personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the terms of the Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of (i) a maximum consolidated total net debt to consolidated EBITDA ratio (which shall not be greater than 3.75:1.00; provided that if the aggregate consideration for approved acquisitions in a six month period is greater than $50,000, then the ratio can be increased at the election of the Company with notice to the administrative agent to 4.25:1.00 for the first fiscal quarter and the immediately following three fiscal quarters), and (ii) a minimum interest/rent coverage ratio (which cannot be less than 1.50:1.00). As of September 30, 2025, there was no outstanding debt under the Credit Facility. The Company was in compliance with all loan covenants as of September 30, 2025.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Mortgage Loans and Promissory Note

As of September 30, 2025, the Company has 23 subsidiaries that have mortgage loans insured with HUD in the aggregate amount of $144,322, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates in a range of 3.1% to 4.2%, including fixed interest rates in a range of 2.4% to 3.3% per annum. In addition to the interest rate, the Company incurs other fees for HUD placement, including, but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees based on the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10.0% and is reduced by 3.0% in the fourth year of the loan and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years.

In addition to the HUD mortgage loans above, the Company has a promissory note of $1,066 that bears a fixed interest rate of 5.3% per annum and has a term of 12 years. The note, which was assumed as part of an acquisition, is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.

Off-Balance Sheet Arrangements

As of September 30, 2025 and December 31, 2024, the Company had approximately $7,402 and $27,893, respectively, of borrowing capacity under the Credit Facility pledged as collateral to secure outstanding letters of credit. The Company believes that its outstanding letters of credit as of September 30, 2025 do not require an allowance for expected credit losses, nor has any event occurred through the filing date of this report that would indicate differently.

15. OPTIONS AND AWARDS
Stock-based compensation expense consists of stock-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2025 and 2024 was based on awards expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.
The Company has one stock incentive plan, the Amended and Restated 2022 Omnibus Incentive Plan (the Amended and Restated Plan), pursuant to which grants of the Company's securities may currently be made. During the second quarter of 2025, the Company’s stockholders approved the Amended and Restated Plan, which increased the total number of shares authorized for issuance under the 2022 Omnibus Incentive Plan (the Predecessor Plan). Including the shares rolled over from the Predecessor Plan, the Amended and Restated Plan provides for the issuance of 4,231 shares of common stock. The number of shares available to be issued under the Amended and Restated Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) two shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). Non-employee director options, to the extent granted, will vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other options generally vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. At September 30, 2025, the total number of shares available for issuance under the Amended and Restated Plan was 3,724.
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
Stock Options
The Company used the following assumptions for stock options granted during the three months ended September 30, 2025 and 2024:

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2025	190	4.0%	6.2 years	39.1%	0.2%
2024	112	3.8%	6.2 years	40.3%	0.2%
The Company used the following assumptions for stock options granted during the nine months ended September 30, 2025 and 2024:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2025	517	4.1%	6.2 years	39.3%	0.2%
2024	466	4.2%	6.1 years	40.7%	0.2%
For the nine months ended September 30, 2025 and 2024, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2025	517	$149.08	$66.56
2024	466	$127.07	$57.81
The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the nine months ended September 30, 2025 and 2024 and therefore, the intrinsic value was $0 at the date of grant.
The following table represents the employee stock option activity during the nine months ended September 30, 2025:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2025	3,987	$78.84	1,895	$52.64
Granted	517	149.08
Forfeited	(46)	107.63
Exercised	(455)	49.93
September 30, 2025	4,003	$90.87	1,928	$62.74

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of September 30, 2025 and December 31, 2024 is as follows:

Options	September 30, 2025	December 31, 2024

Outstanding	$327,883	$219,309
Vested	212,109	152,011
Expected to vest	108,579	63,243
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options. The aggregate intrinsic value of options that vested during the nine months ended September 30, 2025 and 2024 was $40,633 and $34,971, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2025 and 2024 was $44,962 and $50,840, respectively.
Restricted Stock Awards
The Company granted 43 and 177 restricted stock awards during the three and nine months ended September 30, 2025, respectively. The Company granted 29 and 116 restricted stock awards during the three and nine months ended September 30, 2024, respectively. All awards were granted at an issue price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the nine months ended September 30, 2025 and 2024 ranged from $126.34 to $169.24 and $116.65 to $146.37, respectively. The fair value per share includes quarterly stock awards to non-employee directors. Included in the restricted stock award grants are $8,003 and $6,165 of annual bonuses that were settled in vested restricted stock awards in the first quarter of 2025 and 2024, respectively.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the status of the Company's non-vested restricted stock awards as of September 30, 2025 and changes during the nine months ended September 30, 2025 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2025	435	$102.71
Granted	177	141.85
Vested	(195)	104.05
Forfeited	(9)	107.92
Nonvested at September 30, 2025	408	$119.62
During the three and nine months ended September 30, 2025, the Company granted 4 and 11 automatic quarterly stock awards, respectively, to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards ranged from $129.09 to $141.18 based on the market price on the grant date.
Stock-based compensation expense
Stock-based compensation expense recognized for the Company's equity incentive plans and long-term incentive plan for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based compensation expense related to stock options	$8,361	$5,699	$22,568	$16,205
Stock-based compensation expense related to restricted stock awards	3,999	2,883	11,162	8,546
Stock-based compensation expense related to restricted stock awards to non-employee directors	508	595	1,457	1,635
TOTAL	$12,868	$9,177	$35,187	$26,386

In future periods, the Company expects to recognize approximately $94,617 and $42,557 in stock-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of September 30, 2025. Future stock-based compensation expense will be recognized over 3.7 weighted average years for both unvested options and restricted stock awards. There were 2,075 unvested and outstanding options as of September 30, 2025, of which 1,916 options are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest as of September 30, 2025 was 6.7 years.

16. LEASES
The Company leases from CareTrust real property associated with 104 independent skilled nursing and senior living facilities used in the Company’s operations under eight “triple-net” master lease agreements (collectively, the Master Leases), which range in terms from 13 to 20 years. At the Company’s option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. The extension of the term of any of the Master Leases is subject to the following conditions: (1) no event of default under any of the Master Leases having occurred and continuing; and (2) the tenants providing timely notice of their intent to renew. The term of the Master Leases is subject to termination prior to the expiration of the current term upon default by the tenants in their obligations, if not cured within any applicable cure periods set forth in the Master Leases. If the Company elects to renew the term of a Master Lease, the renewal will be effective to all, but not less than all, of the leased property then subject to the Master Lease. In the third quarter of 2025, the Company added eight operations to an existing Master Lease and amended the initial term to 15 years. As a result, the total lease liabilities and right-of-use assets increased by $124,761 to reflect the new lease obligations.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense under the Master Leases was approximately $18,800 and $52,830 for the three and nine months ended September 30, 2025, respectively, and $17,635 and $51,707 for the three and nine months ended September 30, 2024, respectively.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is in compliance with requirements of the Master Leases as of September 30, 2025.
The Company leases facilities where its independent subsidiaries operate and certain administrative offices under non-cancelable operating leases, most of which have initial lease terms ranging from 15 to 20 years. Most of these leases contain renewal options, certain of which involve rent increases.
The Company's 102 independent subsidiaries, excluding the subsidiaries that are operated under the Master Leases with CareTrust, are operated under 18 separate Master Leases. In the first quarter of 2025, the Company entered into one new Master Lease to add six stand-alone skilled nursing facilities operated by the Company's independent subsidiaries with an initial term of 15 years. The new Master Lease increased the lease liabilities and right-of-use assets by $57,961 to reflect the new lease obligations. In the second quarter of 2025, the Company entered into two new Master Lease to add four stand-alone skilled nursing facilities operated by the Company's independent subsidiaries with an initial term of 15 years. The new Master Lease increased the lease liabilities and right-of-use assets by $52,753 to reflect the new lease obligations. In the third quarter of 2025, the Company entered into one new Master Lease to add two stand-alone skilled nursing facilities operated by the Company's independent subsidiaries with an initial term of 14 years. The new Master Lease increased the lease liabilities and right-of-use assets by $6,833 to reflect the new lease obligations. Under the Master Leases, a default at a single facility could subject one or more of the other facilities covered by the same Master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is an event of default under several of the Company’s leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
The components of operating lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Rent - cost of services(1)	$61,528	$54,792	$175,799	$159,940
Cost of services(2)	6,787	6,344	19,827	17,763
General and administrative expense	195	179	608	513
Depreciation and amortization(3)	273	303	687	909
	$68,783	$61,618	$196,921	$179,125
(1)Rent - cost of services includes deferred rent expense adjustments of $225 and $632 for the three and nine months ended September 30, 2025, respectively, and $205 and $590 for the three and nine months ended September 30, 2024, respectively. Additionally, rent - cost of services includes other variable lease costs such as CPI increases and short-term leases of $4,922 and $13,560 for the three and nine months ended September 30, 2025, respectively, and $3,668 and $10,025 for the three and nine months ended September 30, 2024, respectively.
(2)Cost of services includes variable lease costs consisting of property taxes and insurance.
(3)Depreciation and amortization is related to the amortization of favorable and direct lease costs.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future minimum lease payments for all third-party leases as of September 30, 2025 are as follows:

Year	Amount
2025 (remainder)	$58,013
2026	232,010
2027	231,598
2028	230,640
2029	225,219
2030	220,897
Thereafter	1,818,251
TOTAL LEASE PAYMENTS	$3,016,628
Less: present value adjustment	(1,002,865)
PRESENT VALUE OF TOTAL LEASE LIABILITIES	$2,013,763
Less: current lease liabilities	(110,817)
LONG-TERM OPERATING LEASE LIABILITIES	$1,902,946
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of September 30, 2025, the weighted average remaining lease term is 14.0 years and the weighted average discount rate used to determine the operating lease liabilities is 6.3%.
Subsequent to September 30, 2025, the Company expanded its operations through a long-term lease with the addition of one stand-alone skilled nursing operation. The aggregate impact to the carrying value of lease liabilities and right-of-use assets related to the long-term lease is estimated to be $10,896.
Lessor Activities

The Company leases 36 of its owned real estate properties to third-party operators, of which 32 senior living operations are operated by The Pennant Group, Inc. (Pennant). All of these properties are triple-net leases, whereby the respective tenants are responsible for all costs at the properties including: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The initial terms range from 14 to 16 years.

In the second quarter of 2025, the Company entered into two lease agreements with a separate third-party operator for one skilled nursing and one senior living operation, both with initial lease terms of 15 years. In the third quarter of 2025, the Company entered into one lease agreement with a separate third-party operator for one skilled nursing operation with an initial lease term of 8 years.
Total rental income from all third-party sources for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Pennant(1)	$4,084	$3,821	$12,288	$11,465
Other third-party(2)	2,542	1,863	6,694	5,617
TOTAL	$6,626	$5,684	$18,982	$17,082
(1) Pennant rental income includes variable rent such as property taxes of $274 and $854 during the three and nine months ended September 30, 2025 and $308 and $940 for the three and nine months ended September 30, 2024.
(2) Other third-party includes rental revenue associated with the Company's subleases to third parties of $1,116 and $3,339 for the three and nine months ended September 30, 2025, respectively, and $1,089 and $3,258 for the three and nine months ended September 30, 2024, respectively.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future annual rental income for all third-party leases as of September 30, 2025 were as follows:

Year	Amount(1)
2025 (remainder)	$6,871
2026	26,977
2027	26,399
2028	26,071
2029	25,960
2030	24,907
Thereafter	122,114
TOTAL	$259,299
(1) Annual rental income includes base rents and variable rental income pursuant to existing leases as of September 30, 2025.
17. DEFINED CONTRIBUTION PLANS

The Company has a 401(k) defined contribution plan (the 401(k) Plan), whereby eligible employees may contribute up to 90% of their annual basic earnings, subject to applicable annual Internal Revenue Code limits. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company.

The Company has a non-qualified deferred compensation plan (DCP), whereby certain highly compensated employees who are otherwise ineligible to participate in the Company's 401(k) plan, may defer the receipt of a portion of their base compensation and, for certain employees, up to 100% of their eligible bonuses. Additionally, the DCP allows for the employee deferrals to be deposited into a rabbi trust and the funds are generally invested in individual variable life insurance contracts owned by the Company that are specifically designed to fund savings plans of this nature. The Company paid for related administrative costs, which were not significant during the three and nine months ended September 30, 2025 and 2024.

As of September 30, 2025 and December 31, 2024, the Company accrued $75,933 and $63,051, respectively, as long term deferred compensation in other long term liabilities on the condensed consolidated balance sheets. Cash surrender value of the contracts is based on investment funds that shadow the investment allocations specified by participants in the deferred compensation plan. Refer to Note 5, Fair Value Measurements for more information on the funds.
For the three and nine months ended September 30, 2025, the Company recorded gains related to its DCP of $3,048 and $7,248, respectively, which is included in other income, net, and recorded offsetting expenses of $3,184 and $7,528, respectively, which is allocated between cost of services and general and administrative expenses.

For the three and nine months ended September 30, 2024, the Company recorded gains related to its DCP of $3,175 and $6,096, respectively, which is included in other income, net, and recorded offsetting expenses of $3,294 and $6,410, respectively, which is allocated between cost of services and general and administrative expenses.
18. SELF INSURANCE LIABILITIES
The Company is partially self-insured for general and professional liability claims up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per claim, per location and on an aggregate basis for the Company. The combined self-insured retention for the Company's independent subsidiaries in California is $1,000 per claim ($750 if an enforceable arbitration agreement applies), subject to an additional one-time deductible of $3,139. For the independent subsidiaries not in California, the self-insured claim is $750 per claim ($650 if an enforceable arbitration agreement applies), subject to an additional one-time, deductible of $4,600. For all independent subsidiaries, except those located in Colorado, the third-party coverage above these limits is $1,000 per claim, $3,000 per operation, with a $10,000 blanket aggregate limit and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits is $1,000 per claim and $3,000 per operation, which is independent of the aforementioned blanket aggregate limits that apply outside of Colorado.
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
The following table represents the Company's self-insurance insurance liabilities, on an undiscounted basis, inclusive of anticipated insurance recoveries, as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Accrued general liability and professional malpractice liabilities	$177,814	$160,149
Accrued workers’ compensation liabilities	40,044	37,291
Accrued health benefits	16,642	14,312
TOTAL SELF-INSURANCE LIABILITIES	$234,500	$211,752
Less: current self-insurance liabilities	73,854	67,331
LONG-TERM SELF-INSURANCE LIABILITIES	$160,646	$144,421
The anticipated insurance recoveries included in the self-insurance liabilities are presented gross rather than net with the corresponding asset of $17,572 and $17,741, as of September 30, 2025 and December 31, 2024, respectively, included in Restricted and other assets on the consolidated balance sheets.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Litigation and Regulatory Matters — The Company and its independent subsidiaries are party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of business. Such claims may be related to, but are not limited to, the Health Insurance Portability and Accountability Act of 1996, alleged Medicare or Medicaid false claims, qui tam or "whistleblower" provisions of the False Claims Act and/or the Anti-Kickback Statute, alleged violations of state and federal wage and hour laws, environmental matters, investigations, examinations, audits and surveys or other claims in connection with the delivery of healthcare and non-healthcare services. These claims may come from a variety of governmental agencies, including but not limited to, the following federal agencies: U.S. Department of Health and Human Services (HHS), including the Centers for Disease Control and Prevention (CDC), Centers for Medicare and Medicaid Services (CMS), Office for Civil Rights (OCR) and Office of Inspector General (OIG); U.S. Department of Justice (DOJ); Occupational Safety and Health Administration (OHSA), U.S. Equal Employment Opportunity Commission (EEOC); National Labor Relations Board (NLRB); U.S. Department of Labor (DOL); U.S. Department of Housing and Urban Development (HUD); U.S. Department of Veterans Affairs (VA); and Environmental Protection Agency (EPA). In addition to these federal agencies, there are also a variety of state and local authorities with the ability to bring claims against our independent subsidiaries.
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
From time to time, various state or Federal agencies may issue requests for information, including but not limited to a subpoena. As an example, California's Office of Health Care Affordability is currently conducting a Cost and Market Impact Review (CMIR) with respect to specific components of a proposed transaction involving several of our California operations. We have been and will continue to communicate with the Office of Health Care Affordability regarding all correspondence and informational requests related to the CMIR.
Other claims and suits, including class actions, continue to be filed against the Company and other companies in its industry. The Company and its independent subsidiaries have been subjected to, and are currently involved in, class action litigation alleging violations (alone or in combination) of state and federal wage and hour laws as related to the alleged failure to pay wages, to timely provide and compensate for meal and rest breaks, and related causes of action. During the three months ended September 30, 2025, the Company agreed to settle substantially all alleged wage, hour or labor code-related violations asserted on a class or representative basis against its independent subsidiaries in California for purported violations occurring during the six year period ending December 2025, for $12,000, pending court approval. The Company does not believe that the ultimate resolution of these actions will have an ongoing material adverse effect on the Company’s business, cash flows, financial condition or results of operations.
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
In 2023, in a four-week medical negligence trial in the State of Arizona, the jury returned a verdict against one of the Company’s independent subsidiaries. The Company is in the process of appealing the jury verdict. The Company has in the past appealed similar decisions and has, in some circumstances, received decisions in its favor. Although the Company intends to vigorously defend against these specific claims and in general these types of claims and cases, there can be no assurance that the outcomes of these matters will not have a material adverse effect on operational results and financial condition. The Company has recorded an estimated liability for this matter.

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
Medicare Revenue Recoupments — The Company's independent subsidiaries are subject to regulatory reviews relating to the provision of Medicare and Medicaid services, billings and potential overpayments as a result of Recovery Audit Contractors (RAC), various Program Safeguard Contractors and Medicaid Integrity Contractors (collectively referred to as Reviews). Reviews vary in claim selection size and processes, ranging from a single episode/claim month to larger, multi-claim batches; and from single rounds of review to reviews of multiple rounds with pass/fail criteria. If an operation has a significant error rate or fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. The Company anticipates that these Reviews could increase in frequency in the future. As of September 30, 2025 and through the filing date of this report, 14 of the Company's independent subsidiaries had multi-claim Reviews scheduled or in process.
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
The Company’s receivables from Medicare and Medicaid payor programs accounted for 58.6% and 52.9% of its total accounts receivable as of September 30, 2025 and December 31, 2024, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 69.5% and 69.6% of the Company's service revenue for the three and nine months ended September 30, 2025, respectively, and 70.2% and 71.0% for the three and nine months ended September 30, 2024, respectively.
20. COMMON STOCK REPURCHASE PROGRAM
On May 15, 2025, the Board of Directors approved a stock repurchase program pursuant to which the Company is authorized to repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months from June 16, 2025. During the three months ended September 30, 2025, the Company did not repurchase any shares pursuant to this stock repurchase program.
On February 21, 2025, the Board of Directors approved a stock repurchase program pursuant to which the Company was authorized to repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months from March 26, 2025. During the first and second quarter of 2025, the Company purchased 84 and 73, respectively, of its common stock for $10,775 and $9,225, respectively. This repurchase program expired upon the repurchase of the fully authorized amount under the plan and is no longer in effect.
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
Overview
We are a provider of health care services across the post-acute care continuum. We engage in the operation, ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare related properties and ancillary businesses located in 17 states. Our independent subsidiaries, each of which strive to be the operation of choice in the communities they serve, provide a broad spectrum of services. As of September 30, 2025, we offered skilled nursing, long term acute care, senior living and rehabilitative care services through 361 skilled nursing and senior living facilities. Our real estate portfolio includes 148 owned real estate properties, which includes 112 facilities operated and managed by us, 36 operations leased to and operated by third-party operators and the Service Center location. Of the 36 third-party operations, one senior living operation is located on the same real estate property as a skilled nursing operation that we own and operate.

The following table summarizes our independent subsidiaries and operational skilled nursing beds and senior living units by ownership status as of September 30, 2025:

	Owned and Operated	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total for Facilities Operated
Number of facilities	112	8	241	361
Percentage of total	31.0%	2.2%	66.8%	100.0%
Operational skilled nursing beds	11,226	687	25,163	37,076
Percentage of total	30.3%	1.9%	67.8%	100.0%
Senior living units	1,938	142	1,321	3,401
Percentage of total	57.0%	4.2%	38.8%	100.0%
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
Operational Expansions — During the nine months ended September 30, 2025, we expanded our operations with the addition of 28 stand-alone skilled nursing operations, five stand-alone senior living and one campus operation. These new operations added a total of 3,384 operational skilled nursing beds and 313 operational senior living units operated by our independent subsidiaries.
Subsequent to September 30, 2025, we expanded our operations with the addition of eight stand-alone skilled nursing operations which added 428 operational skilled nursing beds operated by our Company's independent subsidiaries. Seven of the eight expansions are part of a real estate portfolio that allows us to continue growing our footprint in the state of Utah. For further discussion of expansions, see Note 6, and Operation Expansions in the Notes to the Interim Financial Statements.
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

During the nine months ended September 30, 2025, Standard Bearer added $228.9 million of real estate associated with 15 stand-alone skilled nursing operations, one stand-alone senior living operation and two campus operations. Four of the acquisitions were related to exercising purchase options from CareTrust REIT, Inc. (CareTrust) lease arrangements where our independent subsidiaries have been operating and managing these locations. Of these additions, two stand-alone skilled nursing operations are leased to third-party operators and the remaining additions are operated by our independent subsidiaries. Our existing relationships with third-party operators within our industry have allowed us to expand our growing REIT structure to operators outside of our organization.
Subsequent to September 30, 2025, Standard Bearer added approximately $65.0 million of real estate associated with seven stand-alone skilled nursing operations, as discussed above, where all of the stand-alone skilled nursing facilities were leased back to our independent subsidiaries.
Common Stock Repurchase Program — On February 21, 2025, the Board of Directors approved a stock repurchase program pursuant to which we were authorized to repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from March 26, 2025. During the first quarter of 2025, we purchased 84 shares of our common stock for $10.8 million. During the second quarter of 2025, we purchased 73 shares of our common stock for $9.2 million. This repurchase program expired upon the repurchase of the fully authorized amount under the plan and is no longer in effect.
On May 15, 2025, the Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from June 16, 2025. During the third quarter of 2025, we did not repurchase any shares pursuant to this stock repurchase program.
Litigation — During the three months ended September 30, 2025, we agreed to settle all alleged wage, hour or labor code-related violations asserted on a class or representative basis against our independent subsidiaries in California for purported violations occurring during the six year period ending December 2025, for $12,000, pending court approval.
Facility Information

The following table sets forth the location of our facilities and the number of operational beds and units located at our skilled nursing, senior living and campus facilities as of September 30, 2025:

	Facility Counts				Bed / Unit Counts
	Skilled Operations	Senior Living Communities	Campus Operations(1)	Total	Skilled Operational Beds	Senior Living Units	Total Beds / Units
Texas	79	1	5	85	10,242	604	10,846
California	78	4	3	85	8,162	378	8,540
Arizona	33	1	6	40	5,026	891	5,917
Colorado	31	5	1	37	3,369	633	4,002
Utah	19	2	1	22	2,071	163	2,234
Washington	17	1	—	18	1,608	98	1,706
Idaho	14	—	1	15	1,301	21	1,322
Tennessee	11	—	—	11	1,120	—	1,120
Kansas	3	—	8	11	833	251	1,084
South Carolina	9	—	—	9	1,126	—	1,126
Iowa	7	—	2	9	602	31	633
Nebraska	4	1	3	8	496	199	695
Wisconsin	4	—	—	4	302	—	302
Nevada	3	—	—	3	483	—	483
Alaska	1	1	—	2	146	82	228
Alabama	1	—	—	1	91	—	91
Oregon	—	—	1	1	98	50	148
	314	16	31	361	37,076	3,401	40,477
(1) Campuses represent facilities that offer both skilled nursing and senior living services.

The following table provides summary information regarding the location of our owned and operated real estate properties as of September 30, 2025:

	Facility Counts				Bed / Unit Counts
	Skilled Operations	Senior Living Communities	Campus Operations(1)	Total	Skilled Operational Beds	Senior Living Units	Total Beds / Units
Texas	22	1	4	27	3,077	574	3,651
Arizona	12	—	5	17	2,052	494	2,546
California	11	—	1	12	1,290	42	1,332
Colorado	6	3	—	9	592	369	961
Utah	8	—	—	8	764	—	764
Washington	6	—	—	6	621	—	621
Kansas	1	—	5	6	445	167	612
Idaho	6	—	—	6	590	—	590
South Carolina	5	—	—	5	544	—	544
Wisconsin	4	—	—	4	302	—	302
Nebraska	1	1	1	3	171	160	331
Tennessee	3	—	—	3	300	—	300
Alaska	1	1	—	2	146	82	228
Iowa	3	—	—	3	234	—	234
Oregon	—	—	1	1	98	50	148
	89	6	17	112	11,226	1,938	13,164
(1) Campuses represent facilities that offer both skilled nursing and senior living services.

The following table provides summary information regarding the location of our owned real estate properties as of September 30, 2025:

	Owned and Operated by Ensign(1)	Owned and Leased to Third-Party Operators(1)	Service Center	Total Properties(1)
Texas(1)	27	7	—	33
Wisconsin	4	22	—	26
Arizona	17	1	—	18
California	12	2	1	15
Colorado	9	—	—	9
Washington	6	3	—	9
Utah	8	—	—	8
Idaho	6	—	—	6
Kansas	6	—	—	6
South Carolina	5	—	—	5
Iowa	3	—	—	3
Nebraska	3	—	—	3
Tennessee	3	—	—	3
Alaska	2	—	—	2
Oregon	1	—	—	1
Nevada	—	1	—	1
	112	36	1	148
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
•Number of facilities and operational beds — The total number of skilled nursing facilities that we own or operate, and the total number of operational beds associated with these facilities.
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

The following table summarizes our overall skilled mix from our skilled nursing services for the periods indicated as a percentage of our total skilled nursing routine revenue and as a percentage of total skilled nursing patient days:

	Three Months Ended September 30,		Nine Months Ended September 30,
Skilled Mix:	2025	2024	2025	2024
Days	30.3%	29.7%	30.8%	30.2%
Revenue	48.9%	48.5%	49.4%	48.8%
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

The following table summarizes our overall occupancy statistics for skilled nursing operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Occupancy for skilled services:	2025	2024	2025	2024
Operational beds at end of period	37,076	33,039	37,076	33,039
Available patient days	3,367,685	2,974,651	9,683,807	8,658,993
Actual patient days	2,772,062	2,407,709	7,925,688	6,962,308
Occupancy percentage (based on operational beds)	82.3%	80.9%	81.8%	80.4%
Segments
We have two reportable segments: (1) skilled services, which includes the operation of skilled nursing facilities and rehabilitation therapy services and (2) Standard Bearer, which is comprised of select properties owned by us through our captive REIT and leased to skilled nursing and senior living operations, including our own independent subsidiaries and third-party operators.
We also reported an “all other” category that includes operating results from our senior living operations, mobile diagnostics, transportation, other real estate and other ancillary operations. These businesses are neither significant individually, nor in aggregate and therefore do not constitute a reportable segment. Our Chief Executive Officer and Chairman of the Board, who is our chief operating decision maker, or CODM, reviews financial information at the operating segment level.
Revenue Sources
The following tables set forth our total service revenue by payor source generated by our skilled services segment and our "All Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three Months Ended September 30,
	Skilled Services		All Other (3)		Total Service Revenue
	2025	2024	2025	2024	2025	2024
Medicaid(1)	$501,722	$416,190	$13,435	$9,452	$515,157	$425,642
Medicare	303,281	263,594	—	—	303,281	263,594
Medicaid-skilled	78,450	65,907	—	—	78,450	65,907
Subtotal	$883,453	$745,691	$13,435	$9,452	$896,888	$755,143
Managed care	237,978	202,528	—	—	237,978	202,528
Private and other(2)	117,665	84,894	37,248	33,527	154,913	118,421
TOTAL SERVICE REVENUE	$1,239,096	$1,033,113	$50,683	$42,979	$1,289,779	$1,076,092

	Three Months Ended September 30,
	Skilled Services		All Other (3)		Total Service Revenue
	2025	2024	2025	2024	2025	2024
Medicaid(1)	40.5%	40.3%	26.5%	22.0%	39.9%	39.6%
Medicare	24.5	25.5	—	—	23.5	24.5
Medicaid-skilled	6.3	6.4	—	—	6.1	6.1
Subtotal	71.3%	72.2%	26.5%	22.0%	69.5%	70.2%
Managed care	19.2	19.6	—	—	18.5	18.8
Private and other(2)	9.5	8.2	73.5	78.0	12.0	11.0
TOTAL SERVICE REVENUE	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Medicaid payor includes revenue for senior living operations.
(2) Private and other in skilled services includes private, Veteran Affairs and hospice payors. In addition, private and other in the "all other" category includes revenue from senior living and ancillary operations.

(3) All Other incorporates intercompany eliminations.

	Nine Months Ended September 30,
	Skilled Services		All Other (3)		Total Service Revenue
	2025	2024	2025	2024	2025	2024
Medicaid(1)	$1,419,037	$1,201,435	$35,808	$26,130	$1,454,845	$1,227,565
Medicare	882,149	788,046	—	—	882,149	788,046
Medicaid-skilled	223,208	192,185	—	—	223,208	192,185
Subtotal	$2,524,394	$2,181,666	$35,808	$26,130	$2,560,202	$2,207,796
Managed care	694,690	581,654	—	—	694,690	581,654
Private and other(2)	317,142	230,680	106,199	91,021	423,341	321,701
TOTAL SERVICE REVENUE	$3,536,226	$2,994,000	$142,007	$117,151	$3,678,233	$3,111,151

	Nine Months Ended September 30,
	Skilled Services		All Other (3)		Total Service Revenue
	2025	2024	2025	2024	2025	2024
Medicaid(1)	40.1%	40.1%	25.2%	22.3%	39.6%	39.5%
Medicare	24.9	26.3	—	—	24.0	25.3
Medicaid-skilled	6.4	6.5	—	—	6.0	6.2
Subtotal	71.4%	72.9%	25.2%	22.3%	69.6%	71.0%
Managed care	19.6	19.4	—	—	18.9	18.7
Private and other(2)	9.0	7.7	74.8	77.7	11.5	10.3
TOTAL SERVICE REVENUE	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
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
Federal Government Shutdown — Congress was unable to pass a new spending package before October 1, 2025, and as a result, the federal government shut down. At this time, we anticipate minimal impact on our businesses as both Medicare and Medicaid are mandatory health program payments that continue even during a lapse of appropriations.
HHS has a contingency plan to maintain necessary staffing and funding for certain programs during this time. This includes continuing Medicare and Medicaid payments to providers and states. There may be slight delays in payments, waiver approvals, changes of ownership approvals, and technical assistance due to fewer federal staff available to do this work, but we do not anticipate serious disruptions.
Given the reduction in federal staff, rule-making and other policy developments may be delayed. CMS survey and certification surveys will focus on serious, complaint investigations and other survey activities (e.g., recertification, initial and less serious complaint investigations) by federal staff will be suspended.
One Big Beautiful Bill (OBBB) — The OBBB was signed into law on July 4, 2025, implementing a range of federal reforms targeting Medicaid financing, eligibility, and payment structures. The following provisions of the OBBB are expected to impact Medicaid reimbursement mechanisms and enrollment dynamics relevant to our business.
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
Medicaid Recertification Changes and Retroactive Eligibility Cut — Beginning in the first quarter of 2027, states must conduct Medicaid eligibility redeterminations every six months, rather than annually, for individuals enrolled under Medicaid. Additionally, the OBBB includes a provision to reduce Medicaid retroactive eligibility from 90 days to 30 days for most enrollees but is 60 days for long-term care residents and traditional Medicaid enrollees. We believe that these provisions could create the conditions for coverage interruptions, potential delays or denied payments.

Revisions to State-Directed Payments (SDPs) — Prior to the OBBB’s passage, state Medicaid programs could require Medicaid managed care organizations (MCOs) to pay providers certain rates, make uniform rate increases, or to use certain payment methods. These state-mandated payments by MCOs were known as SDPs, the upper limits for which generally were higher than the highest Medicare payment rate for those services, which is used in calculating Medicaid fee-for-service supplemental payments. The OBBB limits total payments under existing CMS-approved SDPs to current levels and caps future SDPs based on whether the state has expanded its Medicaid program under the ACA. SDPs approved prior to the OBBB’s implementation are grandfathered by the OBBB, although those grandfathered payments are reduced by 10% per year starting on January 1, 2028, until those SDPs reach the allowable Medicare-related payment limit. For Medicaid expansion states, new SDPs may not exceed 100% of the Medicare equivalent payment rate; for non-expansion states, the cap is 110%. In the absence of published Medicare payment rates, the OBBB limits SDPs to the Medicaid fee-for-service payment rate. This provision could reduce overall state Medicaid financing flexibility, increasing the risk of lower SNF reimbursement rates.
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
Overall Impact on State Budgets – The full effect of the OBBB on state budgets remains uncertain, particularly given the anticipated reduction in federal Medicaid contributions. A key risk to our revenue is that states may generally have fewer financial resources available. In response to how the overall budgets of states will be impacted by the OBBB due to reduced federal Medicaid contributions, some states have already taken legislative and regulatory actions to address the provisions of the OBBB and its potential impact. For instance, on September 17, 2025, California enacted Senate Bill 105, a comprehensive budget bill for the 2025-2026 fiscal year. This legislation allocates funding and makes budgetary adjustments across various state agencies, with notable emphasis on specific areas. Among its provisions, Senate Bill 105 designates targeted funding for the state’s Medicaid program, Medi-Cal, to ensure alignment with the OBBB.
Similarly, Colorado enacted Senate Bill 0001 on August 28, 2025. This law establishes a process for the governor to implement spending reductions if the state is unable to meet its fiscal obligations. It also requires the governor to submit proposed spending reduction plans to a legislative budget committee, which is responsible for advising the governor on these matters.
Overall, we anticipate more states may face challenging choices regarding their state budgets, which will increase the risk of lower SNF reimbursement rates. We will continue to monitor any such developments and advocate accordingly at the federal, state and local levels.
Medicare Annual Payment Rule — On July 31, 2025, CMS released the final rule for the SNF Prospective Payment System (PPS) Fiscal Year (FY) 2026 Final Rule outlining the following key changes:
FY 2026 Final Updates to the SNF Payment Rates — For fiscal year 2026, which begins on October 1, 2025 and ends on September 30, 2026, CMS has finalized a 3.2% increase to SNF PPS payment rates. This increase is based on the final SNF market basket of 3.3%, plus a 0.6% market basket forecast error adjustment, and a negative 0.7% productivity adjustment. This increase does not incorporate the SNF Value-Based Purchasing (VBP) Program reductions for certain SNFs subject to the net reduction in payments under the SNF VBP.
Patient-Driven Payment Model (PDPM) ICD-10 code mappings – CMS finalized several technical revisions to the code mappings used to classify patients under the PDPM. These revisions are intended to enhance the accuracy of patient classification, payment calculations and coding practices under the PDPM.

SNF Quality Reporting Program (QRP) — CMS has announced changes to the QRP that will take effect for residents admitted on or after October 1, 2025, impacting the FY 2027 SNF QRP. Specifically, four standardized patient assessment data elements within the Social Determinants of Health (SDOH) category will be removed. Additionally, CMS has updated the policy and process for submitting reconsideration requests, including amendments and codification of these procedures.
SNF Value-Based Purchase (VBP) Program — For the FY 2028 and FY 2029 program years, CMS has established performance standards to meet the statutory notice requirements. Additionally, starting with the FY 2028 program year, CMS will implement the previously established scoring methodology for the SNF Within-Stay Potentially Preventable Readmission (SNF WS PPR) measure, which will be included in the program’s measure set for the first time. To simplify the scoring process and provide clearer incentives for skilled nursing facilities (SNFs) to enhance the quality of care for all residents, CMS has decided to remove the Health Equity Adjustment. Furthermore, beginning with the FY 2027 program year, CMS will introduce a reconsideration process. This process will allow SNFs to request reconsideration if they are dissatisfied with CMS’s decision regarding a review and correction request.
Medicare Part B Fee Schedule — On July 14, 2025, CMS issued the 2026 Medicare Physician Fee Schedule (PFS) Proposed Rule, which outlines significant changes aimed at modernizing Medicare, improving care quality, and reducing unnecessary spending.
Two Payment Rates Based on Advanced Alternative Payment Model (AAPM) Participation — For the first time, there are two separate conversion factors for all Medicare-participating providers which impacts reimbursement for therapeutic services (including occupational therapy, speech language therapy, and physical therapy), evaluation and management services, and other services furnished in SNFs covered by Medicare Part B. This is required under the Medicare Access and CHIP Reauthorization Act (MACRA) depending on whether a provider qualifies as a participant in an AAPM. CMS proposes a qualifying AAPM participant conversion factor of $33.59, representing a 3.83% increase over the 2025 conversion factor of $32.35. The non-AAPM participant conversion factor is $33.42, a 3.31% increase over such 2025 conversion factor.
Payment Adjustments — CMS intends to decrease payments by 2.5% for certain services that are not time-based, such as certain therapy services. The rationale is that providers are expected to deliver these services more efficiently as they performed them repeatedly over time. This reduction is designed to balance out other areas of Medicare spending increases.
Telehealth — CMS has proposed significant changes to the Medicare Telehealth List (MTSL), including expanding permanent flexibilities for virtual direct supervision. One key change is the permanent lifting of frequency limits on providing subsequent nursing facility visits furnished via telehealth. Previously, when adding some services to the MTSL, CMS has included certain frequency restrictions on how often physicians and other practitioners can furnish the service via telehealth (e.g., one subsequent nursing facility visit furnished through telehealth every 14 days). Removing these restrictions will likely result in increased access to care and allow for additional services to be provided via telehealth.
CMS’s proposed changes could impact how SNFs deliver and bill for physician and ancillary services. The scope of reimbursable therapy and remote care services may expand, but future payment levels could fluctuate, positively or negatively, based on broader assumptions about efficiency and practice cost. SNFs that deliver telehealth-based care or participate in care coordination models may benefit from expanded flexibility and new billing pathways. However, these changes may also introduce added operational complexity and new compliance requirements. We are actively evaluating the proposal to understand its potential effects on our operations and financial outcomes.
Improving Care and Access to Nurses Act (I CAN Act) – I CAN Act was introduced in the Senate on February 13, 2025 and seek to expand the role of nurse practitioners (NPs) in SNFs and nursing homes. Under this legislation, NPs would be permitted to certify, oversee, and supervise care under Medicare and Medicaid without requiring physician oversight, subject to state law. If enacted, the Act would grant NPs the authority to certify patient admissions, manage care plans, and provide supervision in SNFs and intermediate care facilities. These proposed changes could potentially reduce reliance on physicians, streamline patient transitions from hospitals to long-term care, and increase access to care particularly in rural and underserved areas. The bill was referred to the Senate Committee on Finance on February 13, 2025, and has not advanced further since then.

Biden-Harris Administration's Nursing Home Care Priorities — Prior to the change in Presidential Administration in 2025, the Biden-Harris Administration pursued reforms related to reimbursement, staffing levels, standards of care, increased transparency and public disclosure of ownership, and enhanced civil remedies as a means of enforcement against those facilities that do not satisfy CMS’s standards. These regulations remain active and enforceable. For instance, the SNF PPS FY 2025 Final Rule expanded CMS's authority to impose sanctions on Medicare-participating SNFs with ongoing or repeated deficiencies, with these enhanced enforcements taking effect at the start of the 2025. These increased sanctioning authorities took effect in the 2025 federal fiscal year, which began on October 1, 2024. With the publication of the SNF PPS FY2026 Final Rule, it appears the new administration does not intend to make significant changes to the scope, impact, or enforcement of these existing rules.
CMS Minimum Staffing Standards Final Rule — In April 2024, CMS issued its final rule establishing minimum staffing standards for skilled nursing facilities (Staffing Rule). The Staffing Rule has been met with opposition and legislation to halt its implementation. Litigation followed in federal courts located in Texas and Iowa, followed by appeals to the United States Courts of Appeals for the Fifth and Eight Circuits, respectively, in which CMS appealed court rulings holding that the Staffing Rule's staffing requirements were unenforceable. CMS has moved to dismiss both of these appeals, which request the Fifth Circuit granted on September 19, 2025. Notwithstanding CMS's reversal of its defense of the Staffing Rule, on September 2, 2025, CMS announced that it had drafted an interim final rule to repeal the Staffing Rule's minimum staffing standards. Implementation of the Staffing Rule was further impaired by the passage of the OBBB on July 4, 2025, which prohibited HHS from implementing, administering, or enforcing the Staffing Rule until October 1, 2034.
Medicare
Medicare presently accounts for approximately 24.9% of our skilled nursing services revenue year-to-date, being our second-largest revenue payor. The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past, and could in the future, result in substantial reductions in our revenue and operating margins.
Patient-Driven Payment Model (PDPM) — The FY 2020 SNF PPS Rule implemented the Patient-Driven Payment Model (PDPM), a case mix methodology that bases Medicare reimbursement on the clinical condition and care needs of each patient. Under PDPM, diagnosis codes and various patient characteristics are used to classify residents and determine payment levels. The model incorporates five case-mix adjusted payment components - physician therapy, occupational therapy, speech language pathology, nursing and social services and non-therapy ancillary services - to reflect the complexity of care provided. Additionally, PDPM includes a sixth non-case mix component to account for utilization of SNFs' resources that are unrelated to individual resident characteristics.

PDPM is intended to achieve a more value-based, unified approach to post-acute care payments system. For example, it adjusts Medicare reimbursements to reflect the specific care requirements of each resident, rather than simply the volume or type of services delivered by the facility. As a result, payments to SNFs and nursing homes are primarily determined by the patient’s clinical profile, promoting a system that better aligns payment with patient needs.
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
These six measures were included in the five-star rating starting in October 2022. In addition, CMS also implemented a planned increase to the quality measure reporting thresholds, increasing each threshold by one-half of the average improvement of quality measure scores since CMS last set quality measure thresholds. Going forward, CMS plans to implement similar rating threshold increases every six months.
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
Under the SNF PPS FY 2024 Final Rule, CMS adopted two measures for the SNF QRP starting in FY 2026. First, CMS raised the Data Completion Thresholds for the MDS. SNFs must report required quality measure data and standardized resident assessment data gathered using the MDS for at least 90% of the assessments they submit to CMS. SNFs who fail to meet this requirement will be subject to a 2.0% reduction on their applicable fiscal year payment starting in FY 2026. Second, CMS adopted the Patient/Resident COVID-19 Vaccine metric. This metric highlights the number of patient stays in which SNF patients received the COVID-19 vaccine.
CMS’s SNF PPS FY 2025 Final Rule adopted several updates to the SNF QRP aimed at enhancing the integration of social determinants of health (SDOH) into patient assessments and ensuring the accuracy of reported data. Starting in fiscal year 2027, CMS will introduce four new SDOH items related to living situation, food security, and utility access, and modify an existing item on transportation availability in the MDS. Additionally, CMS requires that SNFs participating in the SNF QRP undergo a data validation process similar to that already implemented in the SNF Value-Based Purchasing (VBP) Program.
Starting in 2026, SNFs participating in the SNF QRP program will be required to take part in a validation program similar to that used for SNFs participating in the SNF VBP Program. Each year, 1,500 SNFs will be randomly chosen to submit MDS records for review. Facilities selected for this audit must provide the requested medical chart documentation within 45 calendar days of notification; failure to do so will result in noncompliance and a 2% reduction in Medicare reimbursement for that fiscal year.
Additionally, as outlined in the SNF PPS FY 2026 Final Rule, four standardized patient assessment data elements within the Social Determinants of Health (SDOH) category will be modified for residents admitted on or after October 1, 2025, impacting the FY 2027 SNF QRP. CMS has also finalized changes to the reconsideration request policy and process, formally amending and codifying procedures related to QRP data and evaluations.
Medicare Annual Payment Rule — Refer to Proposed, Anticipated and Recently Issued Rulemaking and Administrative Actions above for additional information on the SNF PPS FY 2026 Final Rule.

Final Rule Fiscal Year 2025 SNF PPS — Starting on October 1, 2024 through September 30, 2025, CMS' final rule for the SNF PPS for FY 2025 (SNF PPS FY 2025 Final Rule) results in a net 4.2% increase in SNF payments under Medicare Part A in fiscal year 2025. The net increase was based on the SNF market basket of 3.0%, plus a 1.7% market basket forecast error adjustment, and a negative 0.5% productivity adjustment. This increase does not include the SNF VBP reductions for certain SNFs subject to the net reduction in payments under the SNF VBP. CMS also revised the SNF market basket base year from the 2018 base year to the current 2022 base year and updated the payment rates used under the SNF PPS based on the FY 2025 market basket increase factor, which is adjusted by both the productivity adjustment and forecast error correction. Within this rule, CMS also updated the SNF PPS wage index using core-based statistical areas (CBSAs) to reflect regional wage costs.

Home Health and Hospice Payment Rules Affecting SNFs — CMS’s final payment rules for other modalities of care delivery also affect the operations of SNFs. Under the 2025 Home Health PPS Final Rule, long-term care facilities, including SNFs, are required to submit at least weekly reports to CMS on respiratory illnesses. These reports must include information such as facility census, resident vaccination status for specified respiratory illnesses, confirmed resident cases and residents hospitalized from such illnesses.
Sequestration of Medicare Rates — The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called sequestration. Medicare FFS claims with dates of service or dates of discharge on or after April 1, 2013, incur a 2.0% reduction in Medicare payments through at least 2023, unless Congress takes further action. Under the Consolidated Appropriations Act of 2023 (CAA 2023), a further 4.0% cut to Medicare spending that would have been required under the Statutory Pay-As-You-Go Act of 2010 (PAYGO) was waived for fiscal years 2023 and 2024. Instead, the CAA 2023 deferred any further Medicare sequestration under PAYGO until fiscal year 2025. The CAA 2023 also offset planned Medicare sequestrations that would have been as high as 4.0% and instead maintained fee schedule cuts of approximately 2.0%. Absent a further act by Congress, such as a consolidated appropriations act for 2025 or other bill addressing spending in fiscal year 2025 (including retroactively), the sequestration of Medicare FFS claims is expected to take effect in fiscal year 2025. On October 29, 2024, the Medicare Patient Access and Stabilization Act of 2024 (MPASA) was introduced in the House of Representatives, seeking to increase the amount paid to physicians under Medicare by 4.73%. MPASA was referred to the House Ways and Means Committee and House Committee on Energy and Commerce on October 29, 2024, and referred to the Subcommittee on Health on December 17, 2024, with no further action taken on the bill, which did not pass into law before the end of the 118th Congress in December of 2024. Except for the increase in Medicare reimbursement made available under the OBBB discussed above, as of September 30, 2025, there has not been any further legislation proposed to combat this sequestration of Medicare rates.
Skilled Nursing Facility Value-Based Purchasing (SNF-VBP) Program — The SNF-VBP Program incentivizes SNFs by awarding payments based on the quality of care provided to Medicare beneficiaries, primarily measured through hospital readmission rates. Each year, CMS adjusts its payment rules for SNFs using this program, which now includes additional quality measures such as sharing of health information and standardized patient assessment data elements that evaluate cognitive function and mental status, special services and social determinants of health. CMS regulations outline both the performance metrics and the required data reporting for SNFs. Reporting deadlines for baseline period and performance periods began with the 2023 program year. The FY 2023 SNF PPS Final Rule expanded the SNF-VBP program beyond the single hospital readmission measure, adding new metrics for fiscal year 2026, such as healthcare associated infections requiring hospitalization (SNF HAI) and total nursing hours per resident day, and in fiscal year 2027, the discharge to community post-acute care measure for SNFs, which tracks of successful transitions from SNFs to community settings.

In the FY 2024 SNF PPS Final Rule, CMS elected to replace the SNFRM measure with the SNF within-stay (WS) potentially preventable readmission (PPR) measure starting in FY 2028. The PPR measure assesses the risk-standardized rate of unplanned, avoidable readmissions during SNF stays for Medicare fee-for-service beneficiaries. This new measure refines the previous 30-Day readmission metric by extending the observation period to the entire SNF stay and increasing the allowable gap between hospital discharge and the SNF admission to 30 days. These changes better align with the IMPACT Act and enhance the reliability of preventable readmissions tracking. The measure uses two years of Medicare claims data to calculate provider-specific risk-standardized readmission rate.

The FY 2025 SNF PPS Final Rule adopted several operational and administrative updates to the SNF VBP Program, including policies for selecting, updating and removing measurements to ensure ongoing relevance and effectiveness for assessing care quality. CMS also updated technical measures and procedures for reviewing and correcting data used to calculate its measures. SNFs can now review and correct PBJ data from fiscal year 2026 and MDS data from fiscal year 2027, allowing for more precise measurement based on updated data.
The FY 2026 SNF PPS Final Rule finalized several updates, including setting performance standards for the FY 2028 and FY 2029 program years to meet statutory notice requirements. CMS will apply the previously established scoring methodology to the SNF Within-Stay Potentially Preventable Readmission (WS PPR) measure starting in FY 2028. Additionally, CMS removed the Health Equity Adjustment to simplify scoring and clarify incentives for quality improvement. A new reconsideration process was also adopted, enabling SNFs to request a review if they are dissatisfied with CMS’s decision on a correction request, beginning with the FY 2027 program year.
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
The Bipartisan Budget Act of 2018 (BBA) establishes coding modifier requirements to obtain payments beyond certain payment thresholds, discussed below and reaffirms the specific $3,000 claim audit threshold requirements for Medicare Administrative Contractors. For PT and SLP combined the threshold for coding modifier requirements was $2,410 for CY 2025 with the same threshold for OT services. The KX modifier is added to medical claims to indicate the providing clinician attests that the services corresponding to that claim were medically necessary and that the justification for those services is contained within the patient’s medical records. This modifier is intended for use where the services will exceed the threshold for those services set by the BBA and updated by annual fee schedule rules, yet are still appropriate and medically necessary, and thus should be compensated by Medicare.
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
On March 9, 2024, President Biden signed the Consolidated Appropriations Act of 2024, which included a 2.93% update to the 2024 Physician Fee Schedule (PFS) Conversion Factor (CF) for dates of service March 9, 2024 through December 31, 2024. This replaced the 1.25% update provided by the Consolidated Appropriations Act of 2023.
Through the end of 2024, certain of our Part B services provided through telehealth would qualify for Medicare reimbursement based on flexibility first provided under the Emergency Waivers, which added physical therapy, occupational therapy and speech-language pathology to the list of approved telehealth Providers for the Medicare Part B programs provided by a SNF. During the Public Health Emergency (PHE), CMS added certain PT and OT services to the list of Medicare-covered telehealth services on a temporary basis, some of which were made permanent for use and new codes were added for PT, OT, or SLP telehealth services—including some “sometimes therapy” codes that were not subject to MPPR. The CAA 2023 extended certain, but not all, telehealth flexibilities until December 31, 2024, allowing certain telehealth flexibilities to continue after the PHE's expiration. The American Relief Act, 2025 extended some but not all telehealth flexibilities for an additional 3 months through March 31, 2025. On March 15, 2025, the President signed into law the Full-Year Continuing Appropriations and Extensions Act, 2025 that Congress passed on March 14, 2025, which extended these pandemic-era telehealth waivers for Medicare beneficiaries through September 30, 2025.
Under the 2025 PFS Final Rule, the 2.93% increase to the 2024 PFS CF expired and CMS seeks to impose an estimated 0.05% adjustment based on changes in work relative value units (RVUs) for certain services. As a result, the 2025 PFS Final Rule implements a reimbursement reduction of 2.83%, with a CF of $32.35, which is a reduction from the 2024 CF of $33.29. The 2025 PFS Final Rule adopts a 3.6% increase to the threshold for coding modifier requirements for PT and SLP combined, totaling $2,410 for 2025 with the same threshold for OT services. The threshold for targeted medical review for PT and OT (combined) and SLP is expected to remain at $3,000 through 2027.

While the OBBB does not affect the 2025 PFS Final Rule, the OBBB did provide a one-year 2.5% increase to the conversion factor for services provided between January 1, 2026 and January 1, 2027. On July 14, 2025, CMS issued the 2026 PFS Proposed Rule (2026 PFS Proposed Rule), which increases Medicare reimbursement for provider services by a 2.5% increase in the conversion factor as set forth in the OBBB. The 2026 PFS Proposed Rule contains numerous significant changes regarding payment methods and models, encourages care coordination, reduces collection and reporting of data measurements, and continues certain telehealth flexibilities that began during the COVID-19 pandemic.
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
Finally, the 2025 PFS Final Rule reduces COVID-19 PHE-era telehealth flexibilities beginning on January 1, 2025, which would have taken effect without the above-described acts of Congress. Under this final rule, absent the subsequent Congressional acts, certain restrictions on telehealth that existed prior to the COVID-19 PHE will go back into effect: most geographic and site-of-service restrictions to telehealth will return, while physicians can still provide telehealth from home, and can provide audio-only telehealth communication in specific circumstances where the patient is unable to use video technology. CMS is also establishing new coding and payment for caregiver training services, including training services provided through eligible telehealth means.
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
In June 2025, CMS announced upcoming modifications to Nursing Home Care Compare platform and the Five Star Quality Rating system, set to take effect on July 30, 2025. Under these changes, CMS discontinued the use of the third most recent standard health survey in calculating the health inspection rating, relying instead on only the two latest surveys. The most recent survey will be weighted at 75% of the total score, while the second most recent survey result will contribute to the remaining 25% of the score. Additionally, CMS will begin publishing aggregated five-star performance metrics for nursing home chains and will remove COVID-19 vaccination measures from facility profile pages.
CMS is also updating the long-stay antipsychotic measure to incorporate data from Medicare and Medicaid claims as well as Medicare Advantage encounter records. This updated measure, effective January 28, 2026, is expected to increase the reported national antipsychotic rates from 14.6% to 17.0%. We expect that this change will result in varying changes to individual facilities' ratings.
However, starting July 30, 2025, updates to Nursing Home Care Compare will be temporarily paused until October 2025 as CMS transitions to a cloud-based Internet Quality Improvement and Evaluation System (iQIES) for survey data management. This pause is intended to give CMS time to validate the accuracy and integrity of the data and ensure that publicly reported information meets quality standards before resuming updates to the five-star ratings. The move to iQIES, along with the other changes, may also result in further adjustments to the rating system and could prompt additional audits by CMS or state surveyors.
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

In July 2024, CMS updated the Nursing Home Five-Star Quality Rating System to reflect several key changes. The staffing case-mix methodology now uses the PDPM model, replacing measures that were previously frozen in April. CMS also extended the definition of staffing turnover. Employees are now considered “turned over” if they haven’t worked for 90 consecutive days, up from 60. Additionally, CMS revised risk-adjustment models for claims-based measures to focus on residents’ functional abilities and goals, rather than just their status. To maintain consistency in star ratings, CMS adjusted thresholds so the distribution of 4- and 5-star ratings remains stable.
In April 2024, CMS froze four quality measures and three staffing measures to prevent changes until a subsequent date. It also updated the staffing rating methodology to assign the lowest score to facilities that fail to submit or submit incorrect staffing data.
Ownership Transparency Final Rule — In November 2023, CMS finalized a rule requiring SNFs to publicly disclose expanded information regarding their ownership and management structure, including the identity of any person or legal entity that: (1) exercises financial, operational, or managerial control over any facility or part of a facility, or provides services to a facility that include its policies and procedures or cash management services; (2) leases or subleases real property to the facility, or owns 5% or more of the real property’s total value; and (3) provides any management or administrative services (or consults regarding the same), or provides accounting or financial services to SNFs. The rule also expands ownership and control interest disclosures to include information about each member of the facilities governing body, individuals or entities serving as officers, directors, members, partners or managing employees, and a comprehensive breakdown of the organizational structure of any additional disclosable party that is not a natural person along with a description of their relationships with the facility. Starting in November of 2024, all SNFs must comply with these requirements. To facilitate compliance, CMS now requires SNFs to submit a new "SNF Attachment" to the standard CMS form 885A during revalidation. On July 23, 2025, CMS announced that all SNFs must revalidate their enrollment using this new attachment by January 1, 2026, regardless of their previous revalidation date.
Certain states have adopted laws reflecting their concerns regarding ownership transparency. For example, Iowa adopted laws requiring disclosure of ownership information not previously required for licensure to promote transparency in 2023. Additionally, in March 2024, the California Department of Health Care Access and Information of the California Health and Human Services Agency issued its notice of approval of regulatory action establishing policies and procedures that implement financial and ownership transparency requirements for California-licensed SNFs that are required by California law passed in 2021. Additionally, on July 27, 2025, the State of Washington enacted H.B. 1686, directing state agencies to develop a plan and recommendations for creating a registry of health care entities, including SNFs.
State-level Legislation and Healthcare Reform

The states where we operate have varied legislative priorities and accordingly legislation. These different legislative priorities vary for many reasons but ultimately result in the operations of our independent subsidiaries having different profiles for risk, regulatory burden, taxation and benefits based on the state in which the facility operates. By way of example, in 2022, California’s Governor signed into law the Skilled Nursing Facility Ownership and Management Reform Act of 2022. This law increased the authority of the California Department of Public Health and changed several provisions regarding SNF licensing in the State of California. These changes include eliminating previous regulatory provisions that permitted SNFs to operate in advance of receiving their formal license from the State. This law also requires SNF license applicants to disclose additional information in connection with a license application and evaluates more data regarding the applicant’s prior operations, including prior citations, CMS sanctions and legal proceedings against the applicant or other facilities owned or managed by the applicant before issuing a license. In contrast, on June 20, 2025, Texas passed SB 457 which will allow a new operator to receive uninterrupted Medicaid payments during the change of ownership process beginning on September 1, 2025. These examples, highlight the varied approaches that occur from state to state, with different approaches making it either easier or harder for our independent subsidiaries to operate. In addition, the impacts of the OBBB, as discussed above, will create varying approaches by state legislatures to address the provisions of such bill. We continue to monitor and advocate for positions that protect the interest of our employees, residents and those of our independent subsidiaries at all levels of government, particularly at the state and local levels.
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

While the decisions at issue in Loper pertained to fishing regulations promulgated by the Department of Commerce, the Chevron doctrine’s significance to the highly regulated field of healthcare is profound. The Chevron doctrine is frequently implicated in litigation over healthcare regulation, ranging from rules concerning staffing requirements and the validity of arbitration provisions, to requirements for healthcare workers to be vaccinated. Subsequent analysis has focused on the limits of the Loper decision, including any deference that courts may still afford to administrative agencies when based on agency fact-finding and policymaking, particularly where such power is expressly delegated to the agency by statute. The Loper decision likely will have significant and lasting consequences for the promulgation and enforcement of federal regulations by HHS and CMS, and may bear on the depth and detail of future legislation that is passed and enacted as statutes by Congress so that such laws can be enforced without administrative rulemaking or agency enforcement mechanisms.
Monitoring Compliance in Our Independent Subsidiaries

Governmental agencies and other authorities periodically inspect our independent subsidiaries to assess compliance with various standards, rules and regulations, with potential fines, sanctions and other penalties for noncompliance. Unannounced surveys or inspections generally occur at least annually and may also follow a government agency's receipt of a complaint about a facility. Facilities must pass these inspections to maintain licensure under state law, to obtain or maintain certification under the Medicare and Medicaid programs, to continue participation in the Veterans Administration program at some facilities, and to comply with provider contracts with managed care clients at many facilities. From time to time, our independent subsidiaries, like others in the healthcare industry, may receive notices from federal and state regulatory agencies of an alleged failure to substantially comply with applicable standards, rules or regulations. These notices may require corrective action, may impose civil monetary penalties for noncompliance, and may threaten or impose other operating restrictions on SNFs such as admission holds, provisional skilled nursing license, or increased staffing requirements. If our independent subsidiaries fail to comply with these directives or otherwise fail to comply substantially with licensure and certification laws, rules and regulations, the facility could lose its certification as a Medicare or Medicaid provider or lose its license permitting operation in the State.
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

Several states in which we operate have enacted laws that mirror the Federal Hart-Scott-Rodino (HSR) Act. The HSR Act mandates that parties involved in certain transactions must provide advance notice to the Department of Justice (DOJ) and the Federal Trade Commission (FTC) to obtain clearance, ensuring the transaction complies with federal antitrust regulations. Similarly, these state-level HSR analogues require parties to notify state authorities and secure approval before finalizing mergers or acquisitions.

This regulatory trend has accelerated in 2025, with more states actively considering or enacting such legislation. In some cases, state requirements align closely with the federal HSR Act, simply requiring that a copy of the federal HSR filing be submitted to a designated state agency. However, other states have established distinct or more rigorous standards, sometimes necessitating state approval for transactions that would not trigger federal reporting obligations under the HSR Act.
Among the states where we operate, California implemented its relevant laws in 2024, and Washington expanded the scope of its HSR-like requirements with new legislation effective July 27, 2025. Nevada, while it did not pass a comprehensive HSR analogue, does require notification or approval for certain healthcare transactions prior to closing. These evolving state regulations add new layers of compliance for mergers and acquisitions, particularly in the healthcare sector.

California Office of Health Care Affordability

The California Office of Health Care Affordability (OHCA), under California law, requires healthcare entities to provide OHCA with written notice of proposed qualifying agreements or transactions (referred to as a “Material Change Notice”) at least 90 days prior to entering into the agreement or transaction. Reportable transactions are determined based on a variety of factors outlined in the applicable regulations.

OHCA may coordinate with other state agencies, which may include the California Attorney General, California Department of Managed Care and Department of Insurance, to address the potential consequences of the agreement or transaction on the affected market.

If OHCA determines that a proposed agreement or transaction may have a risk of significant impact on certain aspects of the healthcare market, OHCA will conduct a Cost and Market Impact Review (CMIR) to analyze the issue in more detail. This CMIR process involves a deeper analysis than OHCA’s initial review of the information contained in a reporting party’s Material Change Notice. OHCA’s CMIR process may result in findings of anti-competitive effects that could generate a referral to the California Attorney General for further action.

From March 2025 through September 2025, we have cooperated with requests for information from OHCA regarding specific components of a proposed transaction in relation to purported concerns about market impact. Despite this continued cooperation, on October 10, 2025, OHCA issued an investigatory subpoena to us to produce (among other things) certain confidential and proprietary documents. We are reviewing the subpoena and will respond within the applicable time period.
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
Civil Rights
The Office for Civil Rights (OCR) for HHS issued guidance to hospitals and long-term care facilities, emphasizing their obligation under CMS regulations to ensure non-discriminatory visitation policies, especially during public health emergencies. This guidance, part of the U.S. National Strategy to Counter Antisemitism, clarifies that these facilities cannot discriminate based on religion or other classes or characteristics protected against discrimination under federal civil rights laws. The guidance includes examples where non-compliance occurred, such as unequal treatment based on religious affiliation or dietary restrictions, and stricter screening processes for certain religious groups. OCR offers assistance to facilities to obtain compliance with these standards and encourages residents and other affected individuals to file complaints with OCR for potential administrative or civil action in cases of civil rights violations. OCR has been increasingly involved in the monitoring and enforcement of patient and resident rights, particularly under rulemaking completed under Section 1557 of the ACA. However, recent litigation and political efforts have seen a reduction in enforcement of Section 1557. Specifically, HHS announced that it would not enforce certain regulations promulgated under Section 1557 related to discrimination based on sex, gender identity, and pregnancy status.

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
RESULTS OF OPERATIONS
Our total revenue for the three months ended September 30, 2025 increased $214.6 million, or 19.8%, compared to the three months ended September 30, 2024, while our diluted GAAP earnings per share grew by 6.0%, from $1.34 to $1.42, compared to the three months ended September 30, 2024. Our Same Facilities occupancy increased by 2.1% to 83.0% during the three months ended September 30, 2025 compared to the same period in 2024, demonstrating our ability to gain additional market share even at our more mature operations. Further, our Transitioning Facilities occupancy increased by 3.6% to 84.4% compared to the same period in 2024, highlighting our ability to organically grow and transform underperforming operations that we have acquired.
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

We have continued to make progress on targeted initiatives related to increasing occupancy and the level of acuity and complexity of the patients we serve in our facilities, attracting and developing our people and acquiring underperforming skilled nursing operations and integrating them with our proven cultural and operational principles. During the nine months ended September 30, 2025, we added 34 new operations. We consistently experience healthy growth in both revenue and overall results as we continue to work diligently with existing and recently acquired operations so that each operation can reach its full clinical and financial potential.
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
The following table sets forth details of operating results for our revenue, expenses and earnings, and their respective components, as a percentage of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

REVENUE:
Service revenue	99.5%	99.5%	99.5%	99.5%
Rental revenue	0.5	0.5	0.5	0.5
TOTAL REVENUE	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services	80.6	79.5	79.6	79.3
Rent—cost of services	4.7	5.1	4.8	5.1
General and administrative expense	5.2	5.2	5.4	5.4
Depreciation and amortization	2.1	1.9	2.0	1.9
TOTAL EXPENSES	92.6%	91.7%	91.8%	91.7%
Income from operations	7.4	8.3	8.2	8.3
Other income (expense):
Interest expense	(0.2)	(0.2)	(0.2)	(0.2)
Interest income	0.5	0.7	0.5	0.7
Other income	0.5	0.4	0.3	0.2
OTHER INCOME, NET	0.8%	0.9%	0.6%	0.7%
Income before provision for income taxes	8.2	9.2	8.8	9.0
Provision for income taxes	1.7	1.9	2.1	2.0
NET INCOME	6.5%	7.3%	6.7%	7.0%
Less: net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to The Ensign Group, Inc.	6.5%	7.3%	6.7%	7.0%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

SEGMENT INCOME(1)	(In thousands)
Skilled services	$153,126	$128,489	$447,061	$377,483
Standard Bearer(2)	9,622	7,274	27,331	21,892
NON-GAAP FINANCIAL MEASURES:
PERFORMANCE METRICS
Adjusted EBT	$128,721	$108,352	$371,971	$311,141
EBITDA	128,969	114,442	389,673	326,410

Adjusted EBITDA	151,090	123,884	435,086	356,766
FFO for Standard Bearer	19,331	14,758	54,781	43,371

VALUATION METRICS
Adjusted EBITDAR	$212,618		$610,885
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
•gain on other investments; and
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

The table below reconciles income before provision for income taxes to Adjusted EBT for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Consolidated statements of income data:	(In thousands)
Income before provision for income taxes	$106,600	$98,674	$325,538	$280,336
Stock-based compensation expense	12,989	9,183	35,375	26,406
Litigation(1)	12,000	(555)	12,000	(1,425)
(Gain)/loss on business interruption recoveries and long-lived assets, net	(1,660)	486	(2,660)	2,335
Gain on other investments(2)	(2,437)	—	(2,437)	—
Acquisition related costs(3)	528	239	1,663	518
Costs incurred related to system implementations	701	89	1,472	2,522
Depreciation and amortization - patient base(4)	—	236	1,020	449
ADJUSTED EBT	$128,721	$108,352	$371,971	$311,141
(1) Represents specific proceedings and adjustments arising outside of the ordinary course of business.
(2) Represents gains on the sale of investments that are not part of our core business operations. These investments have no observable market prices and are held at historical cost basis until sold or impaired.
(3) Represents costs incurred to acquire operations that are not capitalizable.
(4) Represents amortization expenses related to patient base intangible assets at newly acquired skilled nursing and senior living facilities.

The table below reconciles net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Consolidated statements of income data:	(In thousands)
Net income	$83,911	$78,567	$248,730	$218,708
Less: Net income attributable to noncontrolling interests	67	123	213	422
Interest income	6,168	7,607	18,291	21,151
Add: Provision for income taxes	22,689	20,107	76,808	61,628
Depreciation and amortization	26,633	21,474	76,606	61,619
Interest expense	1,971	2,024	6,033	6,028
EBITDA	$128,969	$114,442	$389,673	$326,410
Adjustments to EBITDA:
Stock-based compensation expense	12,989	9,183	35,375	26,406
Litigation(1)	12,000	(555)	12,000	(1,425)
(Gain)/loss on business interruption recoveries and long-lived assets, net	(1,660)	486	(2,660)	2,335
Gain on other investments(2)	(2,437)	—	(2,437)	—
Acquisition related costs(3)	528	239	1,663	518
Costs incurred related to system implementations	701	89	1,472	2,522
ADJUSTED EBITDA	$151,090	$123,884	$435,086	$356,766
Rent—cost of services	61,528	54,792	175,799	159,940
ADJUSTED EBITDAR	$212,618		$610,885

(1) Represents specific proceedings and adjustments arising outside of the ordinary course of business.
(2) Represents gains on the sale of investments that are not part of our core business operations. These investments have no observable market prices and are held at historical cost basis until sold or impaired.
(3) Represents costs incurred to acquire operations that are not capitalizable.

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

The following tables set forth details of operating results for our revenue and earnings, and their respective components, by our reportable segment for the periods indicated.

	Three Months Ended September 30, 2025
	Skilled services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$1,239,096	$32,610	$60,578	$(35,879)	$1,296,405
Total expenses, including other income, net	1,085,970	22,988	115,653	(35,879)	1,188,732
Segment income (loss)	153,126	9,622	(55,075)	—	107,673
Loss on long-lived assets	—	—	—	—	(1,073)
Income before provision for income taxes					$106,600

	Three Months Ended September 30, 2024
	Skilled services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$1,033,113	$24,429	$51,144	$(26,910)	$1,081,776
Total expenses, including other income, net	904,624	17,155	87,747	(26,910)	982,616
Segment income (loss)	128,489	7,274	(36,603)	—	99,160
Loss on long-lived assets					(486)
Income before provision for income taxes					$98,674

Our total revenue increased by $214.6 million, or 19.8%, compared to the three months ended September 30, 2024. The increase in revenue was primarily driven by increases in occupancy of 2.1% and 3.6% from our skilled services in Same Facilities and Transitioning Facilities, respectively, coupled with increasing skilled mix and daily revenue rates. In addition, our Recently Acquired Facilities revenue increased by $135.2 million, when compared to the same period in 2024, primarily as a result of acquisitions from October 1, 2024 through September 30, 2025.
Skilled Services

REVENUE

The following tables present the skilled services revenue and key performance metrics by category during the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Change	% Change

TOTAL FACILITY RESULTS:	(Dollars in thousands)
Skilled services revenue	$1,239,096	$1,033,113	$205,983	19.9%
Number of facilities at period end	314	282	32	11.3%
Number of campuses at period end(1)	31	29	2	6.9%
Actual patient days	2,772,062	2,407,709	364,353	15.1%
Occupancy percentage — Operational beds	82.3%	80.9%	1.4%	1.7%
Skilled mix by nursing days	30.3%	29.7%	0.6%	2.0%
Skilled mix by nursing revenue	48.9%	48.5%	0.4%	0.8%

	Three Months Ended September 30,
	2025	2024	Change	% Change

SAME FACILITY RESULTS:(2)	(Dollars in thousands)
Skilled services revenue	$859,561	$806,699	$52,862	6.6%
Number of facilities at period end	210	210	—	—%
Number of campuses at period end(1)	25	25	—	—%
Actual patient days	1,915,145	1,864,637	50,508	2.7%
Occupancy percentage — Operational beds	83.0%	81.3%	1.7%	2.1%
Skilled mix by nursing days	31.7%	31.0%	0.7%	2.3%
Skilled mix by nursing revenue	50.5%	49.5%	1.0%	2.0%

	Three Months Ended September 30,
	2025	2024	Change	% Change

TRANSITIONING FACILITY RESULTS:(3)	(Dollars in thousands)
Skilled services revenue	$192,299	$174,328	$17,971	10.3%
Number of facilities at period end	48	48	—	—%
Number of campuses at period end(1)	2	2	—	—%
Actual patient days	430,441	415,753	14,688	3.5%
Occupancy percentage — Operational beds	84.4%	81.5%	2.9%	3.6%
Skilled mix by nursing days	29.4%	27.5%	1.9%	6.9%
Skilled mix by nursing revenue	50.9%	48.9%	2.0%	4.1%

	Three Months Ended September 30,
	2025	2024	Change	% Change

RECENTLY ACQUIRED FACILITY RESULTS:(4)	(Dollars in thousands)
Skilled services revenue	$187,236	$52,086	$135,150	NM
Number of facilities at period end	56	24	32	NM
Number of campuses at period end(1)	4	2	2	NM
Actual patient days	426,476	127,319	299,157	NM
Occupancy percentage — Operational beds	77.5%	73.9%	NM	NM
Skilled mix by nursing days	24.4%	18.5%	NM	NM
Skilled mix by nursing revenue	39.3%	29.6%	NM	NM
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

Skilled services revenue increased by $206.0 million, or 19.9%, compared to the three months ended September 30, 2024. The increases in skilled services revenue were across all payer types, including increases in Medicaid revenue of $95.0 million, or 19.6%, and Medicare revenue of $39.7 million, or 15.1%.

The increase in skilled services revenue was primarily driven by strong occupancy and skilled mix performance across our skilled services operations. Our consolidated occupancy increased by 1.7% to 82.3%, during the three months ended September 30, 2025 compared to the same period in 2024 across all payors, with an increase in skilled days from our operations within Same Facilities and Transitioning Facilities.

Revenue in our Same Facilities increased by $52.9 million, or 6.6%, compared to the same period in 2024, due to increased occupancy from strong skilled days and revenue per patient day. Our continuous efforts to strengthen our partnerships with various managed care organizations, hospitals and local communities, increased our managed care revenue by 6.6%, resulting from an increase in managed care days and revenue per patient day. We continued to expand our Medicare patient base while also increasing our share of the growing Medicare Advantage market. Our Medicare revenue increased by 3.8% due to an increase in Medicare days and revenue per patient day. In addition, our other skilled revenue has continued to support the needs of the local communities through the expansion of the Veterans Affairs programs.

Revenue in our Transitioning Facilities increased by $18.0 million, or 10.3%, compared to the same period in 2024, due to improved occupancy growth, increases in skilled mix days and revenue per patient day. The increases in revenue were derived from increased Managed Care revenue of 22.0%, Medicaid revenue of 7.6% and private and other revenue of 33.2%. The increases are a result of an increase in patient days across all payer types, which reflect our operational fundamentals as we continue to transition and integrate these facilities.

Revenue in our Recently Acquired Facilities increased by approximately $135.2 million compared to the same period in 2024. The 34 operational expansions between October 1, 2024 and September 30, 2025 across 12 states contributed $113.0 million of the total increase.

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
The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate(1):

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2025	2024	2025	2024	2025	2024	2025	2024

SKILLED NURSING AVERAGE DAILY REVENUE RATES:
Medicare	$792.47	$750.49	$871.52	$820.18	$748.57	$632.03	$800.89	$761.27
Managed care	579.20	553.97	620.45	573.69	587.23	465.08	585.56	553.85
Other skilled	652.65	631.74	603.05	577.97	688.31	639.20	650.94	625.47
Total skilled revenue	667.71	636.96	733.15	697.05	676.61	561.74	678.71	644.15
Medicaid	304.16	294.55	292.47	274.77	335.07	304.13	307.19	291.49
Private and other payors	300.91	278.56	313.92	282.53	350.48	300.05	312.58	280.84
Total skilled nursing revenue	$419.19	$398.99	$424.07	$391.60	$420.56	$351.14	$420.16	$395.24
(1) The rates are based on contractually agreed-upon amounts or rates, excluding the estimates of variable consideration under the revenue recognition standard, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606.

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 5.6% and 6.3%, respectively, compared to the three months ended September 30, 2024. The increase is attributable to the 4.2% net market basket increase that became effective in October 2024 as well as a shift toward higher acuity patients. As hospitals continue to discharge individuals with more complex medical conditions to skilled nursing facilities, we are experiencing a greater proportion of higher acuity patients, which necessitates more advanced and specialized care.

Our average Medicaid rates increased 5.4% due to state reimbursement increases, our participation in Medicaid supplemental payment and quality improvement programs in various states.
Payor Sources as a Percentage of Skilled Nursing Services. We use our skilled mix as a measure of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods.

The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2025	2024	2025	2024	2025	2024	2025	2024
PERCENTAGE OF SKILLED NURSING REVENUE
Medicare	20.8%	20.4%	27.8%	28.7%	18.8%	13.2%	21.6%	21.5%
Managed care	20.0	20.1	16.5	14.9	12.7	10.5	18.3	18.8
Other skilled	9.7	9.0	6.6	5.3	7.8	5.9	9.0	8.2
Skilled Mix	50.5%	49.5%	50.9%	48.9%	39.3%	29.6%	48.9%	48.5%
Private and other payors	7.3	7.4	6.4	7.1	11.4	13.7	7.7	7.6
Medicaid	42.2	43.1	42.7	44.0	49.3	56.7	43.4	43.9
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2025	2024	2025	2024	2025	2024	2025	2024
PERCENTAGE OF SKILLED NURSING DAYS
Medicare	11.0%	10.9%	13.5%	13.7%	10.6%	7.3%	11.3%	11.2%
Managed care	14.5	14.5	11.3	10.2	9.1	7.9	13.2	13.4
Other skilled	6.2	5.6	4.6	3.6	4.7	3.3	5.8	5.1
Skilled Mix	31.7%	31.0%	29.4%	27.5%	24.4%	18.5%	30.3%	29.7%
Private and other payors	10.1	10.7	8.7	9.8	13.7	16.1	10.3	10.8
Medicaid	58.2	58.3	61.9	62.7	61.9	65.4	59.4	59.5
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services

The following table sets forth total cost of services for our skilled services segment for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Change
	2025	2024	$	%

Cost of service	$989,959	$824,152	$165,807	20.1%
Revenue percentage	79.9%	79.8%		0.1%

Cost of services for our skilled services segment increased by $165.8 million, or 20.1% compared to the same period in 2024. As a percentage of revenue, cost of services rose slightly to 79.9% from 79.8%. This increase was primarily driven by higher operational expense associated with recent acquisitions and insurance expense. Historically, our cost of services as a percentage of revenue varies depending on the volume of acquisitions during the period, which typically have higher costs during the transition period.

Standard Bearer

	Three Months Ended September 30,		Change
	2025	2024	$	%

	(Dollars in thousands)
Rental revenue generated from third-party tenants	$4,976	$4,195	$781	18.6%
Rental revenue generated from Ensign's independent subsidiaries	27,634	20,234	7,400	36.6
TOTAL RENTAL REVENUE	$32,610	$24,429	$8,181	33.5%
Segment income	9,622	7,274	2,348	32.3
Depreciation and amortization	9,709	7,484	2,225	29.7
FFO	$19,331	$14,758	$4,573	31.0%

Rental revenue — Our rental revenue, including revenue generated from our independent subsidiaries, increased by $8.2 million, or 33.5%, to $32.6 million, compared to the three months ended September 30, 2024. The increase in revenue is primarily attributable to 26 real estate purchases, as well as annual rent increases since the three months ended September 30, 2024.

FFO — Our FFO increased by $4.6 million, or 31.0%, to $19.3 million, compared to the three months ended September 30, 2024. The increase in rental revenue of $8.2 million was partially offset by increases in interest expense of $3.6 million associated with the agreements between Standard Bearer and us as we continue to grow our real estate portfolio.
All Other Revenue

Our other revenue increased by $9.4 million, or 18.4%, to $60.6 million, compared to the three months ended September 30, 2024. Other revenue includes senior living revenue of $29.8 million, revenue from other ancillary services of $27.6 million and rental income of $3.2 million. The increase in other revenue is primarily attributable to the increase in occupancy in our senior living operations and growth in our other ancillary services.

Consolidated Financial Expenses
Rent-cost of services — Our rent-cost of services as a percentage of revenue decreased by 0.4% to 4.7%, as the expansions in our footprint have resulted from more real estate purchases than leased properties.
General and administrative expense — General and administrative expense increased $11.2 million or 19.9%, to $67.4 million. This increase was primarily driven by additional headcount due to acquisition activities and increases in wages and benefits due to enhanced performance and growth. General and administrative expense as a percentage of revenue remained consistent at 5.2%.
Depreciation and amortization — Depreciation and amortization expense increased $5.2 million, or 24.0%, to $26.6 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations, which have a greater mix of real estate purchases than leases, and capital expenditure investments. Depreciation and amortization increased 0.2%, to 2.1%, as a percentage of revenue.
Other income, net — Other income, net as a percentage of revenue decreased by 0.1%. Other income primarily includes interest income from our investments, interest expense related to our debt and deferred compensation gains and losses. Other income, net increased by $1.0 million due to a $2.4 million realized gain on other investments not core to our business operations offset by a decrease in interest income of $1.4 million as we utilized our cash on hand to fund more real estate purchases during the period.
Provision for income taxes — Our effective tax rate was 21.3% for the three months ended September 30, 2025, compared to 20.4% for the same period in 2024. The effective tax rate for both periods was driven by the impact of excess tax benefits from stock-based compensation, partially offset by non-deductible expenses including non-deductible compensation. See Note 13, Income Taxes, in the Notes to the Interim Financial Statements for further discussion.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
The following tables set forth details of operating results for our revenue and earnings, and their respective components, by our reportable segment for the periods indicated.

	Nine Months Ended September 30, 2025
	Skilled Services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$3,536,226	$92,479	$170,336	$(101,826)	$3,697,215
Total expenses, including other income, net	3,089,165	65,148	318,117	(101,826)	3,370,604
Segment income (loss)	447,061	27,331	(147,781)	—	326,611
Loss on long-lived assets					(1,073)
Income before provision for income taxes					$325,538

	Nine Months Ended September 30, 2024
	Skilled Services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$2,994,000	$69,984	$141,055	$(76,806)	$3,128,233
Total expenses, including other income, net	2,616,517	48,092	257,759	(76,806)	2,845,562
Segment income (loss)	377,483	21,892	(116,704)	—	282,671
Loss on long-lived assets					(2,335)
Income before provision for income taxes					$280,336

Our total revenue increased by $569.0 million, or 18.2%, compared to the nine months ended September 30, 2024. The increase in revenue was primarily driven by an increase in occupancy of 2.4% and 4.5% from our skilled services in Same Facilities and Transitioning Facilities, respectively, coupled with increasing daily revenue rates. In addition, our Recently Acquired Facilities revenue increased by $341.7 million, when compared to the same period in 2024, primarily as a result of acquisitions from October 1, 2024 through September 30, 2025.
Skilled Services Segment

Revenue

The following tables present the skilled services revenue and key performance metrics by category during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Change	% Change

TOTAL FACILITY RESULTS:	(Dollars in thousands)
Skilled services revenue	$3,536,226	2,994,000	$542,226	18.1%
Number of facilities at period end	314	282	32	11.3%
Number of campuses at period end(1)	31	29	2	6.9%
Actual patient days	7,925,688	6,962,308	963,380	13.8%
Occupancy percentage — Operational beds	81.8%	80.4%	1.4%	1.7%
Skilled mix by nursing days	30.8%	30.2%	0.6%	2.0%
Skilled mix by nursing revenue	49.4%	48.8%	0.6%	1.2%

	Nine Months Ended September 30,
	2025	2024	Change	% Change

SAME FACILITY RESULTS:(2)(5)	(Dollars in thousands)
Skilled services revenue	$2,539,758	$2,391,099	$148,659	6.2%
Number of facilities at period end	210	210	—	—%
Number of campuses at period end(1)	25	25	—	—%
Actual patient days	5,641,877	5,516,552	125,325	2.3%
Occupancy percentage — Operational beds	82.6%	80.7%	1.9%	2.4%
Skilled mix by nursing days	32.4%	31.2%	1.2%	3.8%
Skilled mix by nursing revenue	51.3%	49.5%	1.8%	3.6%

	Nine Months Ended September 30,
	2025	2024	Change	% Change

TRANSITIONING FACILITY RESULTS:(3)	(Dollars in thousands)
Skilled services revenue	$565,354	$512,950	$52,404	10.2%
Number of facilities at period end	48	48	—	—%
Number of campuses at period end(1)	2	2	—	—%
Actual patient days	1,270,693	1,221,348	49,345	4.0%
Occupancy percentage — Operational beds	84.0%	80.4%	3.6%	4.5%
Skilled mix by nursing days	29.7%	27.8%	1.9%	6.8%
Skilled mix by nursing revenue	50.9%	48.9%	2.0%	4.1%

	Nine Months Ended September 30,
	2025	2024	Change	% Change

RECENTLY ACQUIRED FACILITY RESULTS:(4)	(Dollars in thousands)
Skilled services revenue	$431,114	$89,377	$341,737	NM
Number of facilities at period end	56	24	32	NM
Number of campuses at period end(1)	4	2	2	NM
Actual patient days	1,013,118	222,326	790,792	NM
Occupancy percentage — Operational beds	75.7%	73.3%	NM	NM
Skilled mix by nursing days	23.0%	18.2%	NM	NM
Skilled mix by nursing revenue	36.5%	29.7%	NM	NM
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
(5)Skilled services revenue and key performance metrics for a closed facility was not material and has been excluded from Same Facilities results during the nine months ended September 30, 2024. The facility was closed in 2024 as the program was transitioned from an intermediate care facility to a group home setting.

Skilled services revenue increased $542.2 million, or 18.1%, compared to the nine months ended September 30, 2024. The increases in skilled services revenue were across all payer types, including increases in Medicaid revenue of $243.8 million, or 17.4%, and managed care revenue of $113.0 million, or 19.4%.

The increase in skilled services revenue was primarily driven by strong occupancy and skilled mix performance across our skilled services operations. Our consolidated occupancy increased by 1.7% to 81.8% during the nine months ended September 30, 2025 compared to the same period in 2024 across all payors, with an increase in skilled days from our operations within Same Facilities and Transitioning Facilities.

Revenue in our Same Facilities increased $148.7 million, or 6.2%, compared to the nine months ended September 30, 2024, due to increased occupancy, strong skilled days and revenue per patient day. Our continuous efforts to strengthen our partnerships with various managed care organizations, hospitals and local communities, increased our managed care revenue by 9.8%, resulting from an increase in managed care days and revenue per patient day. We continued to grow our Medicare patient population in addition to capturing market share in the increases in Medicare Advantage enrollments of the overall Medicare eligible population. Our Medicare revenue increased by 3.6% due to an increase in Medicare days and revenue per day. In addition, our other skilled revenue has continued to increase as we support the needs of the local communities through the expansion of the Veterans Affairs programs.
Revenue in our Transitioning Facilities increased $52.4 million, or 10.2%, compared to the nine months ended September 30, 2024, due to improved occupancy growth, increases in skilled mix days and revenue per patient day. The increases in revenue were derived from managed care revenue of 21.9%, Medicare revenue of 3.6%, Medicaid revenue of 8.3% and private revenue of 27.8%. The increases are a result of an increase in patient days across all payer types, which reflect our operational fundamentals as we continue to transition and integrate these facilities.
Revenue in our Recently Acquired Facilities increased $341.7 million, compared to the nine months ended September 30, 2024. The 34 operational expansions between October 1, 2024 and September 30, 2025 across 12 states contributed $213.0 million of the total increase.
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
The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate (1):

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2025	2024	2025	2024	2025	2024	2025	2024

SKILLED NURSING AVERAGE DAILY REVENUE RATES
Medicare	$786.85	$747.58	$856.42	$817.25	$703.85	$626.48	$791.47	$759.90
Managed care	575.83	550.62	604.73	562.97	542.99	464.39	576.91	550.73
Other skilled	652.78	622.67	601.73	539.78	699.83	676.49	650.77	613.37
Total skilled revenue	664.57	634.06	722.63	687.76	638.95	565.98	671.14	641.47
Medicaid	304.21	295.85	291.76	276.00	329.49	300.15	305.55	292.35
Private and other payors	295.80	279.88	313.36	287.13	344.46	285.54	306.74	281.39
Total skilled nursing revenue	$420.23	$399.71	$421.69	$391.80	$402.80	$346.21	$418.26	$396.61
(1) The rates are based on contractually agreed-upon amounts or rates, excluding the estimates of variable consideration under the revenue recognition standard, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606.

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 5.3% and 4.8%, respectively, compared to the nine months ended September 30, 2024. The increases are attributable to the 4.2% net market basket increase that became effective in October 2024 as well as a shift toward higher acuity patients. As hospitals continue to discharge individuals with more complex medical conditions to skilled nursing facilities, we are experiencing a greater proportion of higher acuity patients, which necessitates more advanced and specialized care.

Our average Medicaid rates increased 4.5% due to state reimbursement increases, our participation in Medicaid supplemental payment and quality improvement programs in various states.
Payor Sources as a Percentage of Skilled Nursing Services — We use our skilled mix as a measure of the quality of reimbursements we receive at our independent skilled nursing facilities over various periods.

The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2025	2024	2025	2024	2025	2024	2025	2024

PERCENTAGE OF SKILLED NURSING REVENUE
Medicare	21.4%	20.9%	28.4%	29.2%	17.0%	13.8%	22.0%	22.1%
Managed care	20.5	19.9	16.4	14.7	12.4	10.3	18.8	18.7
Other skilled	9.4	8.7	6.1	5.0	7.1	5.6	8.6	8.0
Skilled mix	51.3%	49.5%	50.9%	48.9%	36.5%	29.7%	49.4%	48.8%
Private and other payors	6.9	7.3	6.7	7.6	12.0	13.1	7.5	7.5
Medicaid	41.8	43.2	42.4	43.5	51.5	57.2	43.1	43.7
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Nine Months Ended September 30,
	Same Facility		Transitioning		Acquisitions		Total
	2025	2024	2025	2024	2025	2024	2025	2024

PERCENTAGE OF SKILLED NURSING DAYS
Medicare	11.4%	11.2%	14.0%	14.0%	9.7%	7.7%	11.6%	11.6%
Managed care	14.9	14.4	11.4	10.2	9.2	7.7	13.6	13.5
Other skilled	6.1	5.6	4.3	3.6	4.1	2.8	5.6	5.1
Skilled mix	32.4%	31.2%	29.7%	27.8%	23.0%	18.2%	30.8%	30.2%
Private and other payors	9.9	10.4	9.0	10.4	14.1	15.8	10.2	10.6
Medicaid	57.7	58.4	61.3	61.8	62.9	66.0	59.0	59.2
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services

The following table sets forth total cost of services for our skilled services segment for the periods indicated (dollars in thousands):

	Nine Months Ended September 30,		Change
	2025	2024	$	%

Cost of service	$2,814,637	$2,383,742	$430,895	18.1%
Revenue percentage	79.6%	79.6%		—%

Cost of services related to our skilled services segment increased by $430.9 million, or 18.1%, from the same period in 2024. Cost of services as a percentage of revenue remained consistent at 79.6% as we continued to see stabilization in the labor markets. In addition, our cost of services as a percentage of revenue varies depending on the volume of acquisitions during the period, which typically have higher costs during the transition period.

Standard Bearer

	Nine Months Ended September 30,		Change
	2025	2024	$	%

	(Dollars in thousands)
Rental revenue generated from third-party tenants	$14,185	$12,588	$1,597	12.7%
Rental revenue generated from Ensign's independent subsidiaries	78,294	57,396	20,898	36.4
TOTAL RENTAL REVENUE	$92,479	$69,984	$22,495	32.1%
Segment income	27,331	21,892	5,439	24.8
Depreciation and amortization	27,450	21,479	5,971	27.8
FFO	$54,781	$43,371	$11,410	26.3%

Rental revenue — Our rental revenue, including revenue generated from our independent subsidiaries, increased by $22.5 million, or 32.1%, to $92.5 million, compared to the nine months ended September 30, 2024. The increase in revenue is primarily attributable to 26 real estate purchases as well as annual rent increases since the nine months ended September 30, 2024.
FFO — Our FFO increased by $11.4 million, or 26.3%, to $54.8 million, compared to the nine months ended September 30, 2024. The increase in rental revenue of $22.5 million is offset by increases in interest expense of $10.3 million associated with the debt arrangements between Standard Bearer and us as Standard Bearer continues to grow its real estate portfolio.
All Other Revenue
Our other revenue increased by $29.3 million, or 20.8%, to $170.3 million, compared to the nine months ended September 30, 2024. Other revenue for the nine months ended September 30, 2025 includes senior living revenue of $81.5 million, revenue from other ancillary services of $79.4 million and rental income of $9.4 million. The increase in other revenue is primarily attributable to our senior living and other ancillary services.
Consolidated Financial Expenses
Rent-cost of services — Our rent-cost of services as a percentage of revenue decreased by 0.3% to 4.8%, as the expansions in our footprint have resulted from more real estate purchases than leased properties.
General and administrative expense — General and administrative expense increased by $29.5 million or 17.4%, to $199.0 million. This increase was primarily driven by additional headcount due to acquisition activities and increases in wages and benefits due to enhanced performance and growth. General and administrative expense as a percentage of revenue remained consistent at 5.4%.
Depreciation and amortization — Depreciation and amortization expense increased by $15.0 million, or 24.3%, to $76.6 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations, which have a greater mix of real estate purchases than leases, and capital expenditure investments. Depreciation and amortization increased 0.1%, to 2.0%, as a percentage of revenue.
Other income, net — Other income, net as a percentage of revenue decreased by 0.1%. Other income primarily includes interest income from our investments, interest expense related to our debt and deferred compensation gains and losses. Other income, net increased by $1.2 million due to a $2.4 million realized gain on other investments not core to our business operations and a $1.2 million gain on our deferred compensation plan offset by a decrease in interest income of $2.9 million as we utilized our cash on hand to fund more real estate purchases during the period. Changes in our deferred compensation plan are a result of gains or losses depending on market performance.
Provision for income taxes — Our effective tax rate was 23.6% for the nine months ended September 30, 2025, compared to 22.0% for the same period in 2024. The effective tax rate for both periods was driven by the impact of excess tax benefits from stock-based compensation, partially offset by non-deductible expenses, including non-deductible compensation. See Note 13, Income Taxes, in the Interim Financial Statements for further discussion.

Liquidity and Capital Resources
Our principal sources of liquidity have historically been derived from our cash flows from operations and long-term debt issuance secured by our real property and borrowings under our revolving Credit Facility (defined below). Our liquidity as of September 30, 2025 is impacted by cash generated from strong operational performance offset by investments made for our operational expansions as well as capital expenditures to improve the quality of care at our existing operations.
Historically, we have primarily financed the majority of our acquisitions through mortgages on our properties, our Credit Facility and cash generated from operations. Cash paid to fund acquisitions was $240.3 million for the nine months ended September 30, 2025 compared to $87.2 million for the nine months ended September 30, 2024. Total capital expenditures for property and equipment were $143.7 million and $110.1 million for the nine months ended September 30, 2025 and 2024, respectively. We currently have approximately $180.0 million budgeted for renovation projects in 2025. We believe our current cash balances, our cash flow from operations and the amounts available for borrowing under our Credit Facility will be sufficient to cover our operating needs for at least the next 12 months.

We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.
Our cash and cash equivalents of approximately $443.7 million as of September 30, 2025 consisted of bank deposits and money market funds. In addition, as of September 30, 2025, we held investments of approximately $231.8 million. We believe our investments that were in an unrealized loss position as of September 30, 2025 do not require an allowance for expected credit losses, nor has any event occurred subsequent to that date that would indicate so.

Our primary source of cash is from our ongoing operations. Our positive cash flows have supported our business and have allowed us to pay regular dividends to our stockholders. We currently anticipate that existing cash and total investments as of September 30, 2025, along with projected operating cash flows and available financing, will support our normal business operations for the foreseeable future.
Share Repurchases
On May 15, 2025, the Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from June 16, 2025. During the second quarter of 2025, we did not repurchase any shares pursuant to this stock repurchase program.
On February 21, 2025, the Board of Directors approved a stock repurchase program pursuant to which we were authorized to repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from March 26, 2025. During the first quarter of 2025, we repurchased 84 shares of our common stock for $10.8 million. During the second quarter of 2025, we repurchased 73 shares of our common stock for $9.2 million. This repurchase program expired upon the repurchase of the fully authorized amount under the plan and is no longer in effect.
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

The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024

NET CASH PROVIDED BY/(USED IN):	(In thousands)
Operating activities	$380,950	$246,730
Investing activities	(389,237)	(223,465)
Financing activities	(12,643)	(825)
Net (decrease)/increase in cash and cash equivalents	$(20,930)	$22,440
Cash and cash equivalents beginning of period	464,598	509,626
Cash and cash equivalents at end of period	$443,668	$532,066
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities.
The $134.2 million increase in cash provided by operating activities for the nine months ended September 30, 2025 compared to the same period in 2024 was due to an increase in operational performance and timing of payments and accounts receivable collections.
Investing Activities
Investing cash flows consist primarily of capital expenditures, investment activities, insurance proceeds and cash used for acquisitions.
The $165.8 million increase in cash used in investing activities for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily used for acquisitions and capital expenditures.
Financing Activities
Financing cash flows consist primarily of cash provided by the issuance of common stock upon exercise of stock options, payment of dividends to stockholders, issuance and repayment of short-term and long-term debt and payment for share repurchases.
The $11.8 million increase in cash used by financing activities for the nine months ended September 30, 2025 compared to the same period in 2024, was primarily due to $20.0 million of share repurchases in 2025 as part of our stock repurchase program offset by an increase in cash provided by the issuance of stock options.
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
Mortgage Loans and Promissory Note
As of September 30, 2025, 23 of our subsidiaries had mortgage loans insured with HUD for an aggregate amount of $144.3 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates at a range of 3.1% to 4.2%, including fixed interest rates at a range of 2.4% to 3.3% per annum. In addition to the interest rate, we incur other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10.0%, and is reduced by 3.0% in the fourth year of the loan, and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years.

In addition to the HUD mortgage loans, one of our subsidiaries has a promissory note that bears a fixed interest rate of 5.3% per annum and has a term of 12 years. The note, which was used for an acquisition, is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.
Operating Leases
As of September 30, 2025, 249 of our facilities have long-term lease arrangements, of which 104 of the operations are under eight triple-net Master Leases with CareTrust. The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each master lease, our individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%. At our option, we can extend the Master Leases for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease.
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
Our 102 independent subsidiaries, excluding the subsidiaries that are operated under the Master Leases from CareTrust, are operated under 18 separate Master Leases. Under these master leases, a default at a single facility could subject one or more of the other independent subsidiaries covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of our leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in our outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
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

We have a Credit Facility with Truist of up to $600.0 million in aggregate principal. We have no outstanding borrowings under our Credit Facility as of September 30, 2025 and through the filing date of this report. In addition, we have outstanding indebtedness under mortgage loans insured with HUD and a promissory note payable to a third party of $145.4 million, all of which are at fixed interest rates.
Our cash and cash equivalents as of September 30, 2025 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of September 30, 2025, we held investments of approximately $231.8 million. We believe our investments that were in an unrealized loss position as of September 30, 2025 do not require an allowance for expected credit losses, nor has any event occurred subsequent to that date that would indicate so. Our market risk exposure is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal, while at the same time maximizing the income we receive from our investments without significantly increasing risk. We invest in marketable securities with the positive intent and ability to hold to maturity. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
The above only incorporates those exposures that exist as of September 30, 2025 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We and our independent subsidiaries have been, and continue to be, subject to claims, findings and legal actions that arise in the ordinary course of the various businesses, including in connection with the delivery of healthcare and non-healthcare services. These claims include but are not limited to potential claims related to patient care and treatment (professional negligence claims) as well as employment related claims. During the three months ended September 30, 2025, we agreed to settle substantially all alleged wage, hour or labor code-related violations asserted on a class or representative basis against our independent subsidiaries in California for purported violations occurring during the six year period ending December 2025, for $12.0 million, pending court approval. While we have been able to settle or otherwise resolve many of these types of claims without an ongoing material adverse effect on our business, a significant increase in the number of these claims, or an increase in the amounts owed should plaintiffs be successful in their prosecution of remaining or future claims, could materially adversely affect our business, financial condition, results of operations and cash flows. In addition, these claims could impact our ability to procure insurance to cover our exposure related to the various services provided by our independent subsidiaries to their residents, customers and patients.
From time to time, various state or Federal agencies may issue requests for information, including but not limited to a subpoena. As an example, OHCA is currently conducting a CMIR with respect to specific components of a proposed transaction involving several of our California operations. We have been and will continue to communicate with OHCA regarding all correspondence and informational requests related to the CMIR.
Both government and private pay sources have instituted cost-containment measures designed to limit payments made to providers of healthcare services, and there can be no assurance that future measures designed to limit payments made to providers will not adversely affect us.
Medicare Revenue Recoupments — We and our independent subsidiaries are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments resulting from reviews conducted via RAC, various Program Safeguard Contractors and Medicaid Integrity Contractors (collectively referred to as Reviews). Reviews vary in claim selection size and processes, ranging from a single episode/claim to larger, multi-claim batches; and from single rounds of review to reviews of multiple rounds with pass/fail criteria. If an operation has a significant error or fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. We anticipate that these Reviews could increase in frequency in the future. As of September 30, 2025 and through the filing date of this report, 14 of our independent subsidiaries had multi-claim Reviews scheduled or in process.

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
•Changes to the U.S. healthcare system, both at a state and federal level, including recent regulations, new transparency and disclosure requirements, and potential spending levels, continue to impose new requirements upon us that could materially impact our business.
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
•Increased competition for, or a shortage of, nurses and other skilled personnel, could increase our staffing and labor costs and subject us to monetary fines resulting from a failure to maintain minimum staffing requirements under state law, or may affect reimbursement.
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
•The OHCA CMIR has the potential to delay, and ultimately prevent, proposed transactions and require disclosure of confidential information.
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
•If we do not achieve or maintain competitive quality of care ratings from CMS or private organizations engaged in similar monitoring activities, which frequently change, our business may be negatively affected.
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
•Our implementation of a new enterprise resource planning (ERP) system may adversely affect our business and results of operations or the effectiveness of our internal controls over financial reporting.
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

We derived 23.5% and 24.0% of our service revenue from the Medicare programs for the three and nine months ended September 30, 2025, respectively, and 24.5% and 25.3% for the three and nine months ended September 30, 2024, respectively. In addition, many other payors may use published Medicare rates as a basis for reimbursements. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, or if there are delays in Medicare payments, our business and results of operations will be adversely affected.

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
Among the changes being implemented by CMS are provisions of the IMPACT Act, which imposes a stringent timeline for implementing benchmark quality measures and data metrics across facilities that include SNFs. The enactment mandates specific actions to design a unified payment methodology for post-acute providers, which CMS implements through ongoing regulations. The costs of final implementation may be significant, with potential fines and payment reductions resulting from a failure to meet CMS's implementation requirements. The current Presidential Administration, whether through executive orders or through the actions of HHS, may take additional actions through rulemaking, priority-setting and other exercises of discretion that may materially affect our business in ways that cannot presently be foreseen.
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

A significant portion of reimbursement for skilled nursing services comes from Medicaid. In fact, Medicaid is our largest source of revenue, accounting for 46.0% and 45.6% of our revenue for the three and nine months ended September 30, 2025, respectively, and 45.7% for both the three and nine months ended September 30, 2024, respectively.

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

The changes to the Medicaid program enacted in the OBBB limits avenues for states to generate Medicaid funding, and may limit who may qualify for Medicaid long-term care benefits. Additionally, states must conduct Medicaid eligibility redeterminations every six months, rather than annually, for individuals enrolled under Medicaid. Any discontinuance or reduction in federal matching of provider tax-related Medicaid expenditures or delays in eligibility or coverage could have a significant and adverse effect on states' Medicaid expenditures (e.g., California, Colorado, and Nevada), and as a result could have a material and adverse effect on our business, financial condition or results of operations.

The federal government shutdown does not immediately affect Medicare and Medicaid programs because payments under each program continue even during a lapse of appropriations in most instances. Also, the contingency plans in place for such programs require certain minimum staffing and funding for such programs to continue. However, the shutdown may cause delays in oversight and administration of such programs or even pause certain functions within the program. This includes processes related to claims review, waiver approvals, provider enrollment and other technical assistance under the programs. The shutdown will also result in a reduced workforce overseeing the programs. As a result, these changes may cause payments to be delayed and adversely affect certain aspects of our independent subsidiaries' financial operations. The longer the shutdown is in effect the more likely additional challenges may arise due to these administrative burdens.

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
With the passage of the IRA in 2022, Congress expanded and supplemented the ACA, including through the continuation of federally funded insurance premium subsidies. This modification of the ACA by the IRA indicates that Congress may continue to change and expand the ACA in the future. Since the commencement of the current Presidential Administration in January of 2025, there have been executive actions and proposed legislation, including the enactment of the OBBB, which undoes or limits the effect of portions of the ACA, including its Medicaid expansion provisions. The OBBB’s provisions may also affect the availability of Medicaid for potential beneficiaries due to work requirements, limit eligibility for our independent subsidiaries’ services due to caps on home equity that may be disregarded for eligibility purposes and also limit the reimbursement available for our services under Medicaid. These legislative changes, and the effects of the current Presidential Administration’s executive orders, are not yet fully realized in terms of their effects on our business.

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

While it is not possible to predict whether and when any such changes will occur, specific proposals discussed leading up to the 2024 presidential election by the current Presidential Administration, including a repeal or material amendment of the ACA, could harm our business, operating results and financial condition. The ACA continues to be a salient political topic and proposed changes to it may become the subject of campaign promises, litigation, administrative action, or legislation under the current Presidential Administration, and the Senate, where the Republican party now holds a majority of seats. In addition, even if the ACA is not amended or repealed, the President and the executive branch of the federal government, as well as CMS and HHS, have a significant impact on the implementation of the provisions of the ACA. It is expected that the current Presidential Administration will make changes affecting the implementation and enforcement of the ACA, which could harm our business, operating results and financial condition. We have already seen such changes with the current Presidential Administration's impacts to the Biden-Harris Administration's regulatory activity promulgating rules regarding anti-discrimination under Section 1557 of the ACA and rulemaking requiring SNFs to disclose their ownership and the ownership of service providers under Section 6101 of the ACA. It is not possible to know whether, when, or how any or all of these regulations or their implementation will be changed, the manner in which any change may be effected, and the ultimate effects of such changes on our business. If we are slow or unable to adapt to any such changes, our business, operating results and financial condition could be adversely affected.
In 2023, CMS issued a final rule requiring SNFs to disclose certain information regarding their ownership and managerial relationships which was fully implemented in November of 2024. In furtherance of this rule, CMS is requiring all SNFs to revalidate certain information using CMS's newly promulgated SNF Attachment by January 1, 2026. These disclosure requirements are more invasive and comprehensive than the ownership information already disclosed through Medicare's Nursing Home Compare website. Refer to Item 2., under Government Regulation, for additional information. The breadth of disclosure required by this new rule may be adverse to our business interests and detrimental to our operations, revenue, and profitability and may have a chilling effect on investment due to the depth of the new reporting and transparency requirements. Similarly, California passed a comparable law requiring the disclosure of certain ownership and financial information for SNFs in 2021. On March 6, 2024, California’s regulations implementing this law took effect, which may invite further scrutiny and potential legal action, whether by the state agencies or private parties, within California based on the information disclosed as required by this law and its enabling regulations.
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

As a result of the 2024 presidential election, changes in control of in the Presidency and the Senate that took effect in January of 2025 have resulted in changes to have caused, and will continue to cause uncertainty with respect to, legislation, regulation, implementation or repeal of laws and rules related to government health programs, including Medicare and Medicaid. This includes changes to the Medicaid program contained in the OBBB, which could reduce Medicaid funds available for reimbursement, potentially limit the amount of reimbursement paid by Medicaid for our services, potentially limit our potential resident population, adversely affect potential residents’ eligibility and ability to pay for services performed by our independent subsidiaries. Further, proposals regarding HHS and certain programs and regulation concerning health care, including Medicare, Medicaid, and the ACA, have indicated that the current Presidential Administration seeks to make changes to these programs and laws, as well as their implementation.

On April 2, 2025, President Trump signed the executive order to impose a variety of tariffs to the global trading partners of the United States. In the months since then, the tariffs with various countries have been increased, decreased, paused, and reinstated as part of a broader trade negotiation strategy that has caused uncertainty in various product markets. These tariffs have the potential to increase costs on goods that are imported into the United States. As it pertains to our independent subsidiaries, tariffs on medical supplies may lead to higher costs to providers and the federal government through the Medicare and Medicaid programs and may impact the formulas used to calculate federal reimbursements.
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

As a result of our participation in the Medicaid and Medicare programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with the rules associated with these programs and related applicable laws and regulations, including our claims for payments submitted to those programs, which are subject to reviews by Recovery Audit Contractors, Zone Program Integrity Contractors, Program Safeguard Contractors, Unified Program Integrity Contractors, Supplemental Medical Review Contractors and Medicaid Integrity Contractors programs (collectively referred to as Reviews). In these Reviews, third-party firms engaged by CMS conduct extensive analysis of claims data and medical and other records to identify potential improper payments under the federal and state programs. The SNF PPS FY 2025 Final Rule introduced higher penalties that surveyors can impose on SNFs if they are found to be non-compliant with CMS’s requirements for SNF participation in Medicare program. In addition, in 2023, CMS updated the survey resources and guidelines used both by CMS and state surveyors in evaluating our SNFs’ compliance with federal participation requirements. These updates included new approaches for evaluating infection control procedures, reflecting recent changes in CMS's survey methodologies.
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

In cases where claim and documentation review by a CMS contractor results in repeated unsatisfactory results, an operation can be subjected to protracted regulatory oversight. This CMS oversight may include education and sampling of claims, extended pre-payment review, referral of the operating business to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement made outside of specifically reviewed claims. Ongoing failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. As of September 30, 2025 and through the filing date of this report, 14 of our independent subsidiaries had multi-claim reviews scheduled or in process, either pre- or post-payment. We anticipate that these reviews could increase in frequency in the future.
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
•state-specified mandates for specific nurse staffing levels;
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

We believe that such regulations may adversely affect our business, operation and profitability. The quantity and scope of these regulations may increase in the future, and we cannot predict the ultimate content, timing or impact on us of any healthcare reform legislation. If we fail to comply with these applicable laws and regulations, or their interpretations as determined by courts or enforced by regulators, we could suffer civil or criminal penalties and other detrimental consequences, including denial of reimbursement, imposition of fines, temporary suspension of admission of new patients, suspension or decertification from the Medicaid and Medicare programs, restrictions on our ability to acquire new facilities or expand or operate existing facilities, the loss of our licenses to operate and the loss of our ability to participate in federal and state reimbursement programs. Additionally, in the future, different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses.

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

From time to time in the ordinary course of business, we receive deficiency reports from state and federal regulatory bodies resulting from such inspections or surveys. CMS's updated guidance to these surveyors incorporates recent changes to CMS’s methods for surveying infection control procedures. Additionally, CMS's rule requiring disclosure of ownership and financial relationships between nursing facilities and property owners or management entities, which now carries new requirements for re-certification by January 1, 2026, as well as other state rules over ownership transparency, may provide an additional basis for further investigation, administrative action, and ultimately fines, penalties, or sanctions and could dissuade individuals and businesses from doing business with us or our independent subsidiaries.

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

This three-year look-back for sustained improvements by facilities that graduate the SFF program poses risk for our independent subsidiaries, specifically those that may be subject to the SFF program or that have been subject to the SFF program in the past. As of September 30, 2025, we have one facility that graduated from the SFF program within the past three years. First, for SNFs that are selected by CMS for participation in the SFF program, or which currently are in the SFF program, even graduation from the program is no longer an assurance that the SNF will be able to continue its operations. Even one survey with a significant compliance deficiency, such as actual harm or an immediate jeopardy deficiency, may result in CMS—acting solely within its discretion—terminating the SNF’s Medicare or Medicaid participation, likely triggering the termination of other payor contracts and rendering the facility economically unviable. Second, for SNFs that have graduated from the SFF program, they are subject to a three-year period of enhanced scrutiny where adverse findings by a SA and a single survey’s finding of poor compliance may result in CMS discretionally terminating that facility’s Medicare and/or Medicaid participation, which would likely cause other payors to terminate their agreements with the facility as well. As a result, the financial and manpower resources needed for graduation from the SFF program may be for nothing if, in the three years following graduation from the SFF program, a SNF receives a poor survey result and CMS imposes fines and penalties up to the termination of the facility’s Medicare and Medicaid participation.

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

As discussed in greater detail in Item 2., under Government Regulation, MACRA revised the payment system for physician and non-physician services. The changes to the therapy caps imposed on Medicare Part B outpatient therapy from this law have been changed by the BBA and are subject to future budgetary changes through rulemaking and legislation, resulting in ongoing uncertainty regarding payment for these Medicare Part B services. Under both the 2024 and 2025 PFS Final Rules, reductions in conversion factor, payments to providers and conditions imposed in exchange for higher payments may impose operational requirements and working conditions that further detract from and reduce our financial performance. Although the 2026 PFS Proposed Rule indicates there may be an increase in conversion factors, this is not a guarantee until a final rule is effective and does not guarantee increases will occur again in the future rulemakings, or that Congress will defer or limit the impact of cuts due to Medicare sequestration. Similarly, new final rules concerning the PACE program and the information it will collect from our independent subsidiaries may adversely affect the risk-adjusted reimbursement.

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
Healthcare businesses are increasingly the target of cyberattacks whereby hackers disrupt business operations or obtain protected health information, often demanding large ransoms. In 2024, healthcare was among the most-breached sector of the economy based on publicly disclosed information. This trend of healthcare as a vulnerable cybersecurity target continues in 2025 and is expected to remain a significant risk in the future. The frequency of this activity has increased precipitously over the last five years. Our business is dependent on the proper functioning and availability of our computer systems and networks. We cannot assure you that our safety and security measures and disaster recovery plan will prevent damage, interruption or breach of our information systems and operations. Additionally, we cannot control the safety and security of our information held by third-party vendors with whom we contract. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect, and as such we (or third-party vendors) may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications we (or third-party vendors) develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security of information systems. Unauthorized parties may attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud or other forms of deception. Additionally, the rapid ongoing evolution and increased adoption of emerging technologies such as artificial intelligence and machine learning may make it more difficult to anticipate and implement protective measures to recognize, detect and prevent the occurrence of data breaches, including but not limited to cybersecurity breaches.

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

Laws and regulations may increase our costs of maintaining qualified nursing and skilled personnel, or make it more difficult for us to attract or retain qualified nurses and skilled staff members. Proposed legislation, such as the previously proposed Nursing Home Improvement Act and the proposed HCBS Access Act, may make it more expensive to compete for, hire, and retain nursing staff, if passed into law in substantially the same form as previously introduced to Congress. Although the Staffing Rule is not likely to take effect due to HHS and CMS's abandonment of appeals in its defense, promulgation of an interim final rule to prohibit the Staffing Rule's staffing ratios from taking effect, and defunding of the Staffing Rule by the OBBB, future presidential administrations may revive this concept and seek to restore that rule or impose new staffing rules that are equally or more stringent.

State-level staffing requirements in the states where our independent SNFs operate, whether such requirements are passed by statute, regulation, or executive order, may result in a shortage or inability to obtain nurses and skilled staff. Prior concerns about the COVID-19 vaccination IFR may be abated by the Omnibus Final Rule’s withdrawal of that IFR. The withdrawal of the COVID-19 vaccination IFR may allow for nursing and other personnel unwilling to receive the COVID-19 vaccination to re-enter the workforce for Medicare-certified facilities and increase the pool of hirable talent.

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

As discussed in detail in Item 2., under Government Regulation, sub-heading Part B Rehabilitation Requirements, several government actions have been taken in recent years to try and contain the costs of rehabilitation therapy services provided under Medicare Part B, including the MPPR, institution of annual caps, mandatory medical reviews for annual claims beyond a certain monetary threshold, and a reduction in reimbursement rates. Of specific concern has been CMS efforts to lower Medicare Part B reimbursement rates for outpatient therapy services, which are reduced by 2.83% in the 2025 PFS Final Rule, although the 2026 PFS Proposed Rule represents an effort to reverse this trend and increase payments for provider services. Such actual increases, however, cannot be confirmed until the final rule for the 2026 PFS is issued, which is expected in November or December of 2025. Any future cost-containment measures and ongoing payment changes could have an adverse effect on our revenue.

The Office of the Inspector General or other regulatory authorities may choose to more closely scrutinize billing practices in areas where we operate or propose to expand, which could result in an increase in regulatory monitoring and oversight, decreased reimbursement rates, or otherwise adversely affect our business, financial condition and results of operations.

As discussed in greater detail in Item 2., under Government Regulation, Civil and Criminal Fraud and Abuse Laws and Enforcement, the OIG regularly conducts investigations regarding certain payment or compliance issues within the healthcare industry. The OIG identified SNF compliance as an issue of concern in its 2021, 2022, 2023, 2024 and 2025 semi-annual reports to Congress. In March of 2025, OIG found that, over a 3-year period, Medicare Part D improperly paid approximately $465 million for drugs that should have been reimbursed under Medicare Part A through its SNF benefits. This issue was also added to the OIG's work plan, with a focus on SNFs' compliance with Medicare Part A billing requirements for drugs that the OIG found were improperly paid by Medicare Part D. In June 2024, the OIG continued to focus on SNFs, adding the SFF Program to its Work Plan. The OIG's January 2023 study regarding SNF emergency preparedness identified the need for further oversight and addition of SNF emergency readiness to the OIG's fall 2023 work plan. In November of 2023, OIG added to its work plan an audit of nursing homes' nurse staffing hours reported in CMS's payroll-based journal, for which OIG expects to issue a report in FY 2025. Nursing homes were also a topic of discussion in the OIG’s 2023 semi-annual report to Congress, which emphasized the continued protection and oversight of care that nursing facilities provide to residents. Among other things, the OIG recommended attention to the rate of reimbursement for professional services rendered within facilities. The OIG’s reports to Congress have also recommended a reduction in the use of psychotropic drugs in nursing homes and urged CMS to evaluate the appropriateness of psychotropic drug use among residents, including the use of data to identify nursing homes with higher rates of use for potential further scrutiny and action. Based on this information, SNFs in particular are potential targets for more robust scrutiny and examination by regulators. Prior publications and statements by the Biden-Harris Administration have also called for greater scrutiny of SNF facilities. Following the 2024 presidential election, it is not yet known whether the new Presidential Administration will follow the same policies and seek further or escalating scrutiny of SNFs. The SNF PPS FY 2026 did not significantly change any of the previous administration's rules with the exception of the non-enforcement of the Staffing Rule under the OBBB and subsequent changes in HHS priorities, including the abandonment of appeals seeking to defend the rule and promulgating an interim final rule to stop the Rule's staffing ratios from taking effect.

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
Our revenue is affected by the percentage of the patients of our independent subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability. Changes to federal law affecting Medicaid funding and availability, including the enactment of the OBBB, may materially affect our business and the operations of our independent subsidiaries. We generally receive higher reimbursement rates for high acuity patients, and payors reimburse us at different rates. For the three and nine months ended September 30, 2025, 69.5% and 69.6% of our revenue was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our independent subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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
As discussed under Item 2., Government Regulation, the Biden-Harris Administration requested HHS and CMS conduct studies to evaluate potential staffing, data reporting, employee compensation and retention, and resident experience regulations that may result in a reduction of our revenue from Medicare and Medicaid. CMS first requested information regarding these priorities in 2022 and subsequently published further requests for information from the public in the Federal Register to aid in studies and anticipated rulemaking. Following the change in Presidential Administration and control of the Senate, both the OBBB and changes in HHS legal priorities, including the abandonment of appeals defending the Staffing Rule and interim rulemaking to stop the Staffing Rule's staffing ratios from taking effect, have resulted in the Staffing Rule being unenforceable at this time and not likely to be pursued in the future. Other rules from the Biden-Harris Administration, such as increased ownership disclosure requirements, however, remain in effect. The identification and pursuit of HHS priorities under the current Presidential Administration may continue to be unpredictable in the future. Certain results of the Biden-Harris Administration’s rulemaking, including enhanced enforcement ability, may be retained under the current Presidential Administration, as signaled by its recent decision to prohibit pre-dispute agreements to arbitrate disputes in SNF admission agreements. We continue to monitor this area and look for public disclosures from the current Presidential Administration and expected heads of HHS and CMS to better anticipate what policy priorities and changes we can expect regarding Medicare and Medicaid reimbursement, including payment models and factors affecting our independent subsidiaries’ reimbursement for the services they provide.
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
Prior to CMS’s most recent action prohibiting binding pre-dispute arbitration provisions contained in admission agreements, Congress repeatedly considered, without passage, a bill that would require, among other things, that agreements to arbitrate nursing home disputes be made after the dispute has arisen rather than before prospective patients move in, to prevent nursing home operators and prospective patients from mutually entering into a pre-admission, pre-dispute arbitration agreement. This bill, known as the Fairness in Nursing Home Arbitration Act, was introduced in the House of Representatives in 2021; the bill and its analogue introduced in the Senate have never made it out of the committees to which they were referred for discussion. The Fairness in Nursing Home Arbitration Act was re-introduced in the House of Representatives on January 29, 2024 and was referred to the Committee on Ways and Means and the Committee on Energy and Commerce. No action was taken in the prior Congress following referral of the bill to those committees.
Our independent subsidiaries have used arbitration agreements where permissible by law, which have generally been favored by the courts, to streamline the dispute resolution process and reduce our exposure to legal fees and excessive jury awards. CMS previously identified these arbitration agreements as an area of focus and issued guidance to state surveyors regarding federal requirements for the use of arbitration agreements in nursing home care, with non-compliance potentially resulting in fines and other sanctions. Absent some judicial or legislative intervention, or other ability to potentially resolve claims without the cost and unpredictability of a jury trial (for example, obtaining a jury trial waiver if and where permitted by state law), our litigation exposure and costs of defense in patient liability actions could increase, our liability insurance premiums could increase, and our business may be adversely affected.
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

The OHCA CMIR has the potential to delay or prevent proposed transactions and require disclosure of confidential information.

The OHCA CMIR process may delay, and potentially ultimately prevent, the closing of certain proposed transactions. If a CMIR results in a negative finding and generates a referral to the California Attorney General, that could result in the parties not being able to conclude the proposed transaction and possibly require the subject facilities to appoint new managers. Any delay or prevention of completing transactions could have adverse effect on the operations of our independent subsidiaries. The risk of an adverse regulatory outcome, competitive harm, or potential legal action will persist until the CMIR is successfully concluded.

The CMIR process also seeks the disclosure of confidential information regarding our independent subsidiaries’ reimbursement rates and financial performance. This information is subject to contractual confidentiality obligations and otherwise proprietary to our business and is likewise a source of competitive advantage in the marketplace. If this information is disclosed to, or otherwise obtained by OHCA, we anticipate that it will be publicly available and could provide competitors with otherwise unavailable data on the financial operations and reimbursement relationships of our independent subsidiaries.

We continue to communicate with and respond to OHCA in connection with the CMIR, but there can be no assurance that there will be a positive resolution.

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
During the nine months ended September 30, 2025, we expanded our operations through a combination of long-term leases and real estate purchases, with the addition of 28 stand-alone skilled nursing operations, five stand-alone senior living operations and one campus operation. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage operations we may acquire in the future. Also, the newly acquired operations may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such operations quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our acquisitions, and our business may suffer.

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

As discussed in Item 2., under Government Regulation, CMS provides comparative public data, rating every SNF operating in each state based upon quality-of-care indicators. Certain private organizations engage in similar monitoring and ranking activities. CMS’s system is the Five-Star Quality Rating System which gives each nursing home a rating of between one and five stars in various categories, with five-star ratings harder to obtain over time. The ratings are available on a consumer-facing website, Nursing Home Compare. In cases of acquisitions, the previous operator's clinical ratings are included in our overall Five-Star Quality Rating and the rating may not reflect the improvements we were able to make until it is recalculated. Based on CMS's guidance and regulations, we expect more data to be collected by CMS and reported on the Nursing Home Compare website in the future. Additionally, CMS's ownership transparency final rule, which requires the disclosure of SNF ownership and affiliated parties, will ultimately provide for the public disclosure of information reported to CMS under that rule starting in 2026 when revalidation of enrollment is required. Other states, including Iowa and California, have adopted similar statutes and regulations requiring the disclosure of this information. The publicly available information disclosed as a result of these laws and rules may result in potential residents perceiving our highly rated facilities to be less desirable if they share ownership with lower rated facilities, even if the lower rated facility is a new acquisition or has a lower score for reasons beyond our control.

CMS continues to increase quality measure thresholds, which are regularly increased every six months, making it more difficult to achieve upward and five-star ratings. CMS increased its quality measure thresholds in 2022, making it more difficult for facilities to obtain or maintain four- and five-star ratings. Some facilities may see a decline in their overall five-star rating absent any new inspection information, and as a result the five-star ratings of our independent subsidiaries may decline even as their quality measures remain unchanged or improve. Additionally, on the Nursing Home Compare website, CMS began displaying a consumer alert icon next to nursing homes that have been cited on inspection reports for incidents of abuse, neglect, or exploitation. In 2022, CMS updated the scoring measures used for SNFs to include six dimensions of staffing and turnover.

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
In June 2025, CMS announced that from July 2025 onward, it will only incorporate the two most recent surveys for Nursing Home Care Compare and the Five Star Quality Rating system. In addition, CMS changed certain weight factors to scores under such survey programs. These changes have the potential to affect the sample of data evaluated under such surveys which could negatively impact SNFs with more recent compliance issues.
As of July 30, 2025, the Nursing Home Compare updates have been temporarily paused until October 2025 due to CMS's transition to a cloud-based system for survey data. During this pause, CMS indicated it will validate date integrity and engage in verification of reporting information for meeting quality standards. This impacts existing viewpoint of SNFs because there is no opportunity to provide new data to update scores. Further it increases the chance of audit by CMS if there are potential findings of data integrity or verification issues.

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

We continue to maintain our right to inform the employees of our independent subsidiaries about our views of the potential impact of unionization upon the workplace generally and upon individual employees. Historically, the staff at our independent subsidiaries that have been approached to unionize have uniformly rejected union organizing efforts. Previous rulemaking under the Biden-Harris Administration and previously proposed legislation such as the HCBS Access Act, which increase resources for care-based jobs, may make such positions more lucrative and desirable in the future, and therefore more desirable for unions to organize these workers into their membership. The current Presidential Administration may reverse some of these orders, may impact significant changes in HHS and CMS policy and rulemaking, and may reduce the likelihood of successful legislation that seeks to provide more resources to creating pathways to care-based careers. This change may also affect the favorability of unionization efforts before the Department of Labor. If employees successfully decide to unionize, our cost of doing business could increase, and we could experience contract delays, difficulty in adapting to a changing regulatory and economic environment, cultural conflicts between unionized and non-unionized employees, strikes and work stoppages, and we may conclude that affected facilities or operations would be uneconomical to continue operating.
Because we lease the majority of the facilities operated by our independent subsidiaries, we are subject to risks associated with leased real property, including risks relating to lease termination, lease extensions and special charges, any of which could adversely affect our business, financial position or results of operations.

As of September 30, 2025, our independent subsidiaries operated 249 of our 361 facilities under long term lease arrangements. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.

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

Our Credit Facility has a borrowing capacity of up to $600.0 million in aggregate principal amount. As of September 30, 2025 and through the filing date of this report, we had no outstanding borrowings under our Credit Facility. Twenty-three of our subsidiaries have mortgage loans insured with the Department of Housing and Urban Development (HUD) for an aggregate amount of $144.3 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The terms of the mortgage loans range from 25- to 35-years. We also have one outstanding promissory note with an aggregate principal amount of approximately $1.1 million as of September 30, 2025. The term of the note is 12 years.

In addition, we had $3.0 billion of future operating lease obligations as of September 30, 2025. We intend to continue financing our independent subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

As of September 30, 2025, we lease 36 of our properties to third-party operators. In the future, we might expand our leasing property portfolio to additional tenants. We have very limited control over the success or failure of our tenants’ and operators’ businesses and, at any time, a tenant or operator may experience a downturn in its business that weakens its financial condition. If that happens, the tenant or operator may fail to make its payments to us when due. Although our lease agreements give us the right to exercise certain remedies in the event of default on the obligations owing to us, we may determine not to do so if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches.

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
Our implementation of a new enterprise resource planning (ERP) system may adversely affect our business and results of operations or the effectiveness of our internal controls over financial reporting.

We are currently implementing a new ERP system designed to unify our existing processes, enhance access to real-time operational data, and ensure we are fully equipped to support future growth. This implementation involves significant complexity, including data migration, system integration, process redesign, and requires significant resources and changes to business and financial processes. Additionally, the implementation carries risks such as the disruption of our operations which may adversely impact our financial reporting and internal controls. Moreover, there is no assurance that this new ERP and other aspects of this process, once implemented, will meet our current or future business needs or will operate as intended.

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

The presence of mold, lead-based paint, underground storage tanks, contaminants in drinking water, radon and/or other substances at our independent subsidiaries may lead to the incurrence of costs for remediation, mitigation or the implementation of an operations and maintenance plan and may result in third party litigation for personal injury or property damage. If we fail to comply with applicable environmental laws, we will face increased expenditures in terms of fines and remediation of the underlying problems, potential litigation relating to exposure to such materials, and a potential decrease in value to our business and in the value of our underlying assets.

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

Item 5. OTHER INFORMATION

Rule 10b5-1 Plan Elections

Barry M. Smith, a member of our Board of Directors, entered into a Rule 10b5-1 trading arrangement on July 29, 2025. Mr. Smith's 10b5-1 plan provides for the recurring monthly sale of up to 700 shares, for a total of up to 8,400 shares of the Company's common stock between January 2, 2026 and December 31, 2026.

Dr. John O. Agwunobi, a member of our Board of Directors, entered into a Rule 10b5-1 trading arrangement on July 31, 2025. Dr. Agwunobi's 10b5-1 plan provides for the potential sale of up to 1,421 shares of the Company's common stock between October 30, 2025 and July 20, 2026.

Barry R. Port, Chief Executive Officer and Chairman of the Board, entered into a Rule 10b5-1 trading arrangement on August 12, 2025. Mr. Port's 10b5-1 plan provides for the potential exercise of vested stock options and the associated sale of up to 28,315 shares of the Company's common stock between November 12, 2025 and August 31, 2026.

Spencer Burton, President and Chief Operations Officer, entered into a Rule 10b5-1 trading arrangement on August 14, 2025. Mr. Burton's 10b5-1 plan provides for the potential exercise of vested stock options and the associated sale of up to 11,798 shares of the Company's common stock between November 17, 2025 and August 31, 2026. Pursuant to the 10b5-1 Plan, Mr. Burton may also make a gift of up to 4,229 shares of the Company's common stock starting on November 17, 2025 and ending on August 31, 2026.

Christopher R. Christensen, Co-founder, Former Executive Chairman, and Former Chairman of the Board, entered into a Rule 10b5-1 trading arrangement on August 19, 2025, prior to his retirement from the Board. Mr. Christensen's 10b5-1 plan provides for the potential exercise of vested stock options and the sale of up to 26,800 shares of the Company's common stock between November 21, 2025 and November 28, 2025.

Beverly B. Wittekind, Executive Vice President and General Counsel, entered into a Rule 10b5-1 trading arrangement on September 2, 2025. Ms. Wittekind's 10b5-1 plan provides for the potential sale of up to 5,900 shares of the Company's common stock and also the potential exercise of vested stock options and the associated sale of up to 5,000 shares of the Company's common stock between December 12, 2025 and July 31, 2026.
Suzanne D. Snapper, Chief Financial Officer, Executive Vice President, and Director, entered into a Rule 10b5-1 trading arrangement on September 12, 2025. Ms. Snapper's 10b5-1 plan provides for the potential exercise of vested stock options and the associated sale of up to 16,516 shares of the Company's common stock between January 2, 2026 and May 21, 2027.

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

THE ENSIGN GROUP, INC.

November 3, 2025	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer, Executive Vice President and Director (Principal Financial Officer and Principal Accounting Officer)