Form 10-K
period 2025-12-31
ENSIGN GROUP, INC
filed 2026-02-04
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2025.
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
Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐	Yes	☐	No
whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section-404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.	☑	Yes	☐	No
If securities are registered pursuant to Section 12(b) of the Act, whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.	☐	Yes	☑	No
whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).	☐	Yes	☑	No
whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☐	Yes	☑	No
As of June 30, 2025, the aggregate market value of the Registrant's Common Stock held by non-affiliates was:
Common Stock	$5,958,688,000
The aggregate market value of Common Stock was computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter. Shares of Common Stock held by each executive officer, director and each person owning more than 10% of the outstanding Common Stock of the registrant have been excluded (in the amount of $2,632,274,000) in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 30, 2026, 58,112,780 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III of this Form 10-K incorporates information by reference from the Registrant's definitive proxy statement for the Registrant's 2026 Annual Meeting of Stockholders to be filed within 120 days after the close of the fiscal year covered by this annual report.

THE ENSIGN GROUP, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

PART I.
ITEM 1. BUSINESS
Founded in 1999, The Ensign Group, Inc. (Ensign) is a holding company with independent subsidiaries that provide skilled nursing, senior living and rehabilitative services, as well as other ancillary businesses (including mobile diagnostics and medical transportation), in 17 states. As part of our investment strategy, we also acquire, lease and own healthcare real estate to service the post-acute care continuum through acquisition and investment opportunities in healthcare properties. For the year ended December 31, 2025, we generated approximately 95.6% of our revenue from our skilled nursing facilities. The remainder of our revenue is primarily generated from our real estate properties, senior living services and other ancillary services.
OPERATIONS
Overview
As of December 31, 2025, we offered skilled nursing, senior living and rehabilitative care services through 373 skilled nursing and senior living facilities. Of the 373 facilities, we operate 253 facilities under long-term lease arrangements and have options to purchase 8 of those 253 facilities. Our real estate portfolio consists of 158 owned real estate properties, which includes 120 facilities operated and managed by us, 38 operations leased to and operated by third-party operators, and the Service Center's California location. Of the 38 third-party operations, one senior living operation is located on the same real estate property as a skilled nursing operation that we own and operate.
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
Real estate investments are part of our strategies to further our mission of dignifying post-acute care in the eyes of the world through thoughtful acquisitions of property and leases that promote healthy long-term operations. In the past, we have spun-off our owned real estate properties into a public real estate investment trust (REIT). We view owning and expanding our real estate portfolio as a key component of our long-term strategy, aimed at driving sustained growth for the organization. We own 158 real estate properties, including 38 real estate properties that are leased to third parties under triple-net long-term leases. We manage and operate the remaining real estate properties, including the Service Center's California location. We are committed to further growing our real estate portfolio, which we believe will strengthen our earnings and long-term value for our stockholders.

As part of our strategy to expand our real estate portfolio, in January 2022, we formed Standard Bearer. Standard Bearer owns and manages our real estate business. The REIT structure allows us to effectively highlight the growing value of our owned real estate and provides us with an efficient vehicle for future acquisitions of properties that could be operated by our independent subsidiaries or other third parties. We believe this structure gives us new pathways to growth with transactions we would not have considered in the past. Standard Bearer elected to be taxed as a REIT, for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2022. The real estate portfolio in Standard Bearer consists of 152 of our 158 owned real estate properties. During the year ended December 31, 2025, Standard Bearer acquired the real estate of 25 stand-alone skilled nursing operations, one stand-alone senior living operation and two campus operations. Of these additions, four stand-alone skilled nursing operations are leased to third-party operators and the remaining additions are operated by the Company's independent subsidiaries. For further details on the Standard Bearer REIT, refer to Note 6, Standard Bearer, in Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.
SEGMENTS
We have two reportable segments: (1) skilled services, which includes the operation of skilled nursing facilities and rehabilitation therapy services and (2) Standard Bearer, which is comprised of select properties owned by us through our captive REIT and leased to skilled nursing and senior living operations, including our own independent subsidiaries and third-party operators.
We also report an “all other” category that includes operating results from our senior living operations, other real estate, other ancillary operations and the Service Center. Services included in the “All Other” category are insignificant individually and therefore do not constitute a reportable segment. Our Chief Executive Officer, who is our chief operating decision maker, or CODM, reviews segment income for each operating segment to evaluate performance and allocate capital resources. For more information about our operating segments, as well as financial information, see Part II., Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 7, Business Segments of the Notes to the Consolidated Financial Statements.
Skilled Services
As of December 31, 2025, our skilled nursing companies provided skilled nursing care at 357 operations, with 37,911 operational beds, in Alabama, Alaska, Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oregon, South Carolina, Tennessee, Texas, Utah, Washington and Wisconsin. We provide short and long-term nursing care services for patients with chronic conditions, prolonged illness, and the elderly. Our residents are often high-acuity patients that come to our facilities to recover from strokes, cardiovascular and respiratory conditions, neurological conditions, joint replacements, and other muscular or skeletal disorders. We use interdisciplinary teams of experienced medical professionals to provide services prescribed by physicians. These medical professionals provide individualized comprehensive nursing care to our short-stay and long-stay patients. Many of our skilled nursing facilities are equipped to provide specialty care, such as on-site dialysis, ventilator care, cardiac and pulmonary management. We also provide standard services such as room and board, special nutritional programs, social services, recreational activities, entertainment, and other services. We are dedicated to ensuring our residents are happy, comfortable, and motivated to achieve their health goals through the provision of quality care. We generate our skilled services revenue from Medicaid, Medicare, managed care, commercial insurance, and private pay. During the year ended December 31, 2025, approximately 46.6% and 24.7% of our skilled services revenue was derived from Medicaid and Medicare programs, respectively.
Standard Bearer
We engage in the acquisition and leasing of skilled nursing and senior living properties. We generate rental revenue primarily by leasing post-acute care properties we acquired to healthcare operators under triple-net lease arrangements, whereby the tenant is solely responsible for the costs related to the property, including property taxes, insurance and maintenance and repair costs, subject to certain exceptions. As of December 31, 2025, our real estate portfolio within Standard Bearer is comprised of 152 real estate properties located in Alaska, Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oregon, South Carolina, Tennessee, Texas, Utah, Washington and Wisconsin. Of these properties, 116 are leased to our independent subsidiaries and 37 are leased to operations wholly owned and managed by third-party operators. Of the 37 third-party operations, one senior living operation is located on the same real estate property as a skilled nursing operation that we own and operate. During the year ended December 31, 2025, we generated rental revenues of $126.9 million, of which $107.6 million was derived from our independent subsidiaries, and therefore eliminated in consolidation.

Other
Revenue from our senior living operations, mobile diagnostics, transportation, other real estate and other ancillary operations comprise approximately 4.6% of our annual revenue.

Senior Living — As of December 31, 2025, we had an aggregate of 3,402 senior living units across 47 operations, of which 31 were located on the same site location as our skilled nursing care operations. Our senior living communities located in Alaska, Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Oregon, Texas, Utah and Washington, provide residential accommodations, activities, meals, housekeeping and assistance in the activities of daily living to seniors who are independent or who require some support, but not the level of nursing care provided in a skilled nursing operation. Our independent living units are non-licensed independent living apartments in which residents are independent and require no support with the activities of daily living.
Our senior living operations comprise approximately 2.2% of our annual revenue. We generate revenue at these operations primarily from private pay sources, Medicaid and other state-specific programs. Specifically, during the year ended December 31, 2025, approximately 55.5% of our senior living revenue was derived from private pay sources.
Ancillary — As of December 31, 2025, our independent subsidiaries operate ancillary services located in Arizona, California, Colorado, Idaho, Texas, Utah and Washington. We have invested in and are exploring new business lines that are complementary to our existing skilled services and senior living services. These new business lines consist of mobile ancillary services, including digital x-ray, ultrasound, electrocardiograms, dialysis, respiratory, durable medical equipment, long-term care pharmacy and patient transportation to people in their homes or at long-term care facilities. To date, these businesses were not meaningful contributors to our operating results.
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

From January 1, 2021 through December 31, 2025, we acquired 145 facilities, which added 14,739 operational skilled nursing beds and 1,148 senior living units to our independent subsidiaries. The following table summarizes cumulative skilled nursing and senior living operations, operational skilled nursing beds and senior living unit counts at the end of the last five years:

	December 31,
	2021	2022	2023	2024	2025
Cumulative number of skilled nursing and senior living operations	245	271	297	327	373
Cumulative number of operational skilled nursing beds	25,032	28,130	30,602	33,547	37,911
Cumulative number of senior living units	2,237	3,021	3,121	3,088	3,402
We have also invested in new business lines that are complementary to our existing businesses, such as ancillary services. We plan to continue to grow our revenue and earnings by:
•continuing to grow our talent base and develop future leaders;

•increasing the overall percentage or “mix” of higher acuity patients;

•focusing on organic growth and operating efficiencies;

•continuing to acquire additional operations in existing and new markets;

•expanding and renovating our existing operations, and

•strategically investing in and integrating other post-acute care healthcare businesses.

New Market CEO and New Ventures Programs — In order to broaden our reach into new markets, and in an effort to provide existing leaders in our company with the entrepreneurial opportunity and challenge of entering a new market and starting a new business, we established our New Market CEO program in 2006. Supported by our Service Center and other resources, a New Market CEO evaluates a target market, develops a comprehensive business plan, and relocates to the target market to find talent and connect with other providers, regulators and the healthcare community in that market, with the goal of ultimately acquiring businesses and establishing an operating platform for future growth. In addition, this program includes other lines of business that are closely related to the skilled nursing industry. The New Ventures program encourages our local leaders to evaluate service offerings with the goal of establishing an operating platform in new businesses. We believe that this program will not only continue to drive growth, but will also provide a valuable training ground for our next generation of leaders, who will have experienced the challenges of growing and operating a new business.
OPERATION EXPANSIONS
During the year ended December 31, 2025, we expanded our operations with the addition of 40 stand-alone skilled nursing operations, five stand-alone senior living operations and one campus operation. These new operations added a total of 4,175 operational skilled nursing beds and 313 operational senior living units to be operated by the Company's independent subsidiaries.
Subsequent to December 31, 2025, we expanded our operations with the addition of five stand-alone skilled nursing operations. Standard Bearer had previously purchased the real estate for two of these operations, which were subsequently transferred from third-party operators to the Company’s independent subsidiaries. These new operations added 582 operational skilled nursing beds to be operated by the Company's independent subsidiaries.
For further discussion of our acquisitions, see Note 1, Description of Business in the Notes to the Consolidated Financial Statements.
QUALITY OF CARE MEASURES
Improvement in Acquired Facilities — The Centers for Medicare and Medicaid Services (CMS) developed the Five-Star Quality Rating System to help patients, their families and caregivers compare nursing homes more easily. The Five-Star Quality Rating System gives each skilled nursing operation a rating from one to five stars across various categories including health inspections, staffing and quality measures (QM). We have a strong history of quickly improving the quality of care in the facilities we acquire. Thus, as new assessments are conducted post-acquisition, the star ratings see consistent improvement. At the time of acquisition, the majority of our facilities typically hold 1 and 2-Star ratings.
Over the last few years, CMS has implemented substantial changes to the star rating requirements, making it more challenging to achieve a 4 or 5-Star rating. These adjustments have resulted in certain skilled nursing operations experiencing declines in their "Quality" and "Staffing" ratings, which in turn has negatively impacted their "Overall" ratings. Despite these challenges, we continue to demonstrate strong performance in the Five-Star Quality Rating System. We believe compliance and quality outcomes are precursors to outstanding financial performance. Thus, we strive to aggressively increase quality and compliance in every facility we acquire, and to adjust our overall policies to adapt to CMS’s changing criteria for the Five-Star Quality Rating System.
On October 1, 2023, a significant change impacting the QM category was a shift in focus from a resident's functional status to their functional abilities and goals, commonly referred to as the Minimum Data Set (MDS) Section G to Section GG. The transition resulted in numerous QM modifications and changes which impacted the Five-Star rating. As part of this change, in April 2024, CMS froze the associated new and modified quality measures as part of the transition on the Nursing Home Compare website. Starting in October 2024, CMS replaced the short-stay functionality QM with the new cross-setting functionality QM, which is used in the SNF Quality Reporting Program (QRP). The remaining three measures were frozen until January 2025 while the data for the equivalent measures were collected. Additionally, beginning in April of 2024, CMS revised the staffing rating methodology to give the lowest possible score for staffing turnover measures to providers who fail to submit staffing data or submit erroneous data. Effective in January 2026, CMS replaced the existing long-stay antipsychotic medication quality measure with an updated measure that incorporates Medicare and Medicaid claims data and Medicare Advantage encounter data to supplement MDS data. Therefore, the predictability and movement in the QM ratings will not necessarily be consistent with our current quality performance. In addition, what and how we are measuring the QM will not be consistent with the historical practice and accordingly will not be comparable. Therefore, depending on the changes, we may experience periods of time where the number of facilities with 4 or 5-Star ratings decline.

The table below summarizes the number of our facilities with 4 and 5-Star ratings since 2021:

	As of December 31,
	2021	2022	2023	2024	2025
4 and 5-Star Quality Rated skilled nursing facilities	114	113	130	129	153

Above-Average Ratings — As of December 2025, despite the fact that our acquisition of facilities with 1 or 2-Star ratings skews our company-wide ratings, our average score on the Overall Star Rating on the CMS Five-Star Quality Rating System for all of our facilities is 6.8% better than the national average. Our average quality measure (QM) rating for all of our facilities is 18.2% better than the national average.
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
•Increased Demand Driven by Aging Populations — As seniors account for an increasing percentage of the total U.S. population, we believe the demand for skilled nursing and senior living services will continue to increase. According to the census projection released by the U.S. Census Bureau in early 2025, between 2022 and 2030, the number of individuals over 65 years old is projected to be one of the fastest growing segments of the United States population, growing from 17% to 21%. The Bureau expects this segment to increase nearly 24% to 71 million, as compared to the total U.S. population which is projected to increase by 3% over that time period. Furthermore, the generation currently retiring has accumulated less savings than prior generations, creating demand for more affordable senior housing and skilled nursing services. As a high-quality provider in lower cost settings, we believe we are well-positioned to benefit from this trend.
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

A significant goal of U.S. federal health care reform is to transform and improve how health care is delivered by changing payment systems to reflect and support a focus on equity, payment for value and efficacious delivery of person-centered care. New reimbursement models have been created by both government and commercial third-party payers to encourage providers to deliver efficient, affordable and high-quality care. These models reward providers with greater accountability for quality and total cost of care and emphasis on improvements in care coordination, reducing inequities at the population level and supporting care innovation to close care gaps and increase access. The most prominent value-based models designed to accomplish these aims include Accountable Care Models (e.g., MSSP ACOs, ACO REACH) and Disease-Specific & Episode-Based Models (e.g., BPCI Advanced, GUIDE Model, CJR). These models, alongside State & Community, Statutory and Health Plan Models, are aimed at alignment across payers and care settings, leveraging effective clinical tools, outcomes-focused payment approaches and stakeholder-led policy development. Reimbursement methodology reform includes Value-Based Purchasing (VBP), in which a portion of provider reimbursement is redistributed based on relative performance, or improvement on designated economic, clinical quality and patient satisfaction metrics. These reimbursement methodologies and similar programs are likely to continue and expand, both in government and commercial health plans. Many of our operations already participate in value-based initiatives and models. With our focus on quality care and strong clinical outcomes, we are well-positioned to benefit from these outcome-based payment models.
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

We received revenues from Medicaid in all the states in which we operate. As a result, we are sensitive to potential changes in state-based revenue programs, such as Medicaid, as well as regulatory, economic, environmental, and competitive changes in those states. While the Medicaid spending of each state reflects its own population size, trends and public health challenges, the broad trend across our largest states in 2025 was either stable or increasing rate growth. In the short term, Medicaid spending may face variability, as each state untangles the implications of the One Big Beautiful Bill (OBBB) passed in July 2025 and the impact to overall state Medicaid budgets from changes to providers taxes and beneficiary eligibility. As an example, California is projecting an overall two-year budget shortfall, while Texas is expecting a significant budget surplus. Recent budget shortfalls in Colorado have caused the state to propose provider compensation that is stagnant despite increases in costs for the 2025-2026 budget period. This is an area we monitor closely and will continue to follow as it affects the success of our independent facilities and overall business.

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
The following charts sets forth our total service revenue by payor source generated by our consolidated operations and skilled services segment as a percentage of total revenue for the years ended December 31, 2025 and 2024, respectively:

CONSOLIDATED SERVICE REVENUE BY PAYOR

SKILLED SERVICES REVENUE BY PAYOR
Percentage of Skilled Services — The following table sets forth our percentage of skilled nursing patient days:

	Year Ended December 31,
	2025	2024
Percentage of Skilled Nursing Days:
Medicare	11.6%	11.4%
Managed care	13.5	13.4
Other skilled	5.6	5.1
SKILLED MIX	30.7	29.9
Private and other payors	10.3	10.7
Medicaid	59.0	59.4
TOTAL SKILLED NURSING	100.0%	100.0%
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

Reimbursement for Other Ancillary Services — Other ancillary revenue, such as mobile diagnostics and medical transportation, is primarily derived from Medicare, Medicaid, managed care and private payors at rates we establish based upon the services we provide and market conditions in the area of operation.
RENTAL REVENUE

Rental revenue from third-party rental property tenants — Standard Bearer's owned properties are leased pursuant to non-cancelable operating leases, generally with an initial term of 15 to 20 years. All of the leases for post-acute care healthcare properties contain renewal options. The leases provide for fixed minimum base rent during the initial and renewal periods. Standard Bearer's leases contain provisions for specified annual increases over the rents of the prior year and those increases are generally calculated based on the Consumer Price Index.

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
COMPETITION

The post-acute care industry is highly competitive, and we expect that the industry will become increasingly competitive in the future. The industry is highly fragmented and characterized by numerous local and regional providers, in addition to large national providers that have achieved geographic diversity and economies of scale. Our independent subsidiaries also compete with inpatient rehabilitation facilities and long-term acute care hospitals. Increasingly, we are competing with home health and community-based providers who have developed programs designed to provide services to seniors outside a facility-based setting, potentially decreasing the time they need the higher level of care provided in a skilled nursing facility. Competition may vary significantly from location to location, depending upon factors such as the number of facilities, availability of services, expertise of staff, and the physical appearance and amenities of each location. We believe that the primary competitive factors in the post-acute care industry are:

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

 Experienced and Dedicated Employees — We believe that our independent subsidiaries' employees are among the best in their respective industries. We believe each of our independent subsidiaries is led by an experienced and caring leadership team, including dedicated front-line care staff, who participates daily in the clinical and operational improvement of their individual operations. We have been successful in attracting, training, incentivizing and retaining a core group of outstanding business and clinical leaders to spearhead our independent subsidiaries. These leaders operate as separate local businesses. With local control, these talented leaders and their care staffs are able to quickly meet the needs of their patients and residents, employees and local communities, without waiting for permission to act or being bound to a “one-size-fits-all” corporate strategy.

 Unique Incentive Programs — We believe that our employee compensation programs are unique within the industry. Employee stock options and performance bonuses, based on achieving clinical quality, cultural, compliance and financial benchmarks, represent a significant component of total compensation for our operational leaders. We believe that these compensation programs assist us in encouraging our leaders and key employees to act with a shared ownership mentality. Furthermore, our leaders are motivated to help local operations within a defined “cluster” and "market," which is a group of geographically proximate operations that share clinical best practices, real-time financial data and other resources and information.

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

 Innovative Service Center Approach — We do not maintain a corporate headquarters; rather, we operate service centers to support the efforts of each operation. Our Service Centers are dedicated service organizations that act as resources and provide centralized information technology, human resources, accounting, payroll, legal, risk management, educational and other back-office support services, so that local leaders can focus on delivering top-quality care and efficient business operations. Our Service Center approach allows individual operations to function with the strength, synergies and economies of scale found in larger organizations, but without what we believe are the disadvantages of a top-down management structure or corporate hierarchy. We believe our Service Center approach is unique within the industry, and allows us to preserve the “one-operation-at-a-time” focus and culture that has contributed to our success.

Proven Track Record of Successful Acquisitions — We have established a disciplined acquisition strategy that is focused on selectively acquiring operations within our target markets. Our acquisition strategy is driven by our operations team. Prospective leaders are included in the decision-making process and compensated as these acquired operations reach clinical quality and financial benchmarks, helping to ensure that we only undertake acquisitions that key leaders believe can become clinically sound and contribute to our financial performance.

As of December 31, 2025, we have expanded to 373 facilities with an aggregate of 37,911 operational skilled nursing beds and 3,402 senior living units, through both long-term leases and real estate purchases. We believe our experience in acquiring these operations and our demonstrated success in significantly improving their operations enables us to consider a broad range of acquisition targets. In addition, we believe we have developed expertise in transitioning newly acquired operations to our unique organizational culture and systems, which enables us to acquire operations with limited disruption to patients, residents and operating staff, while significantly improving quality of care. We have also constructed new facilities to target demand, which exists for high-end healthcare facilities when we determine that market conditions justify the cost of new construction in some of our markets.

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

As of December 31, 2025, our real estate portfolio consists of 158 owned facilities, which include properties leased to and operated by third parties and properties we managed and operated. We believe our real estate investment strategy has allowed us to accumulate a portfolio that aids our healthcare operators in improving performance and generating additional returns through leases with third parties.

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

OUR GROWTH STRATEGY

We believe that the following strategies are primarily responsible for our growth to date, and will continue to drive the growth of our business:

Grow Talent Base and Develop Future Leaders — Our primary growth strategy is to expand our talent base and develop future leaders. A key component of our organizational culture is our belief that strong local leadership is a primary key to the success of each operation. While we believe that significant acquisition opportunities exist, we have generally followed a disciplined approach to growth that permits us to acquire an operation only when we believe, among other things, that we will have qualified leadership for that operation. To develop these leaders, we have a rigorous “CEO-in-Training Program” that attracts proven business leaders from various industries and backgrounds, and provides them the knowledge and hands-on training they need to successfully lead one of our independent subsidiaries. We generally have between 70 to 80 prospective administrators progressing through the various stages of this training program, which is generally much more rigorous, hands-on and intensive than the minimum 1,000 hours of training mandated by the licensing requirements of most states where we do business. Once administrators are licensed and assigned to an operation, they continue to learn and develop in our operational Chief Executive Officer Program (CEO Program), which facilitates the continued development of these talented business leaders into outstanding operational chief executive officers, through regular peer review, our leadership development tools and on-the-job training.

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

Our overall occupancy is impacted significantly by the number of facilities acquired and the operational occupancy on the acquisition date. We historically have acquired operations with lower occupancy and skilled mix. Therefore, consolidated occupancy will vary significantly based on these factors. Our average consolidated occupancy rates for our skilled nursing facilities were 82.2% and 80.5% for the years ended December 31, 2025 and 2024, respectively. Throughout most of our history, our business is affected by seasonal fluctuations in occupancy and acuity, which are most prominent when comparing the summer and winter months of the calendar year. For skilled nursing occupancy and skilled mix, our historic seasonal trend tends to show stronger occupancy and acuity during the first and fourth quarters and softening in the second and third quarters.
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

Add New Facilities and Expand Existing Facilities — One of our growth strategies includes the acquisition of new and existing facilities from third parties and the expansion and upgrade of current facilities. In the near term, we plan to take advantage of the fragmented skilled nursing industry by acquiring operations within select geographic markets and may consider the construction of new facilities. In addition, we have targeted facilities that we believed were performing and operations that were underperforming, where we believed we could improve service delivery, occupancy rates and cash flow. With experienced leaders in place at the local level and demonstrated success in significantly improving operating conditions at acquired facilities, we believe that we are well positioned for continued growth. While the integration of underperforming facilities generally has a negative short-term effect on overall operating margins, these facilities are typically accretive to earnings within 12 to 18 months following their acquisition. For the facilities that we acquired from 2002 through 2025, the aggregate EBITDAR as a percentage of revenue improved from 13.2% during the first full three months of operations to 16.6% during the thirteenth through fifteenth months of operation and to 18.8% during the 45th quarter of operation.
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
HUMAN CAPITAL

At December 31, 2025, we had approximately 46,000 full-time equivalent employees who were employed by our Service Center and our independent subsidiaries. For the year ended December 31, 2025, approximately 60.0% of our total expenses were payroll related. Periodically, market forces, which vary by region, require that we increase wages in excess of general inflation or in excess of increases in reimbursement rates we receive. We believe that we staff appropriately, focusing primarily on the acuity level and day-to-day needs of our patients and residents. In most of the states where we operate, our skilled nursing facilities are subject to state mandated minimum staffing ratios, so our ability to reduce costs by decreasing staff, notwithstanding decreases in acuity or need, is limited and subject to government audits and penalties in some states. We seek to manage our labor costs by improving staff retention, improving operating efficiencies, maintaining competitive wage rates and benefits and reducing reliance on overtime compensation and temporary nursing agency services. We have several human capital initiatives:
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
Social Sustainability — We continuously work towards bridging the gap between what the healthcare system currently provides and the basic needs of individuals. We aim to have an enduring impact on the communities in which we live and work. We partner with Elevate Charities and Insignia Pathway, public charities that are dedicated to enhancing the quality of care for seniors and those who serve them.
Elevate Charities elevates the condition and quality of life for members of the senior healthcare community, employees, caregivers, family members, patients and residents. Elevate Charities has three unique funds: Heritage Fund, Heritage Scholarship Fund and the Emergency Fund.
The Heritage Fund and the Heritage Scholarship Fund engage in a mission to enhance the quality of life for seniors in our communities through caring service, fulfilling essential needs and providing education to caregivers. The Heritage Fund helps the caregiver identify specific and practical ways to meet the needs of those under their care. This can help provide a better life, improved experience and greater satisfaction for our aging population. The financial support provided by the Heritage Fund benefits seniors directly. In addition, the Heritage Scholarship Fund helps qualified clinical professionals who may not be able to afford to advance in the field of long-term care. Through grants and scholarships, the fund helps these qualified professionals gain the education needed to advance in the field of senior-focused healthcare. Since 2018, we have partnered with public charities who have awarded 332 scholarships to employees in our workforce.
The Emergency Fund is a way of passing the hat to help long term care staff whose lives are affected by tragedy. All team members are encouraged to contribute to the fund either through a one-time donation or by recurring payroll deduction. In 2025, approximately 89% of those employed by our independent subsidiaries contributed to Elevate Charities Emergency Fund.
Lastly, Insignia Pathway (Insignia), formed in 2024, is a charity focused on creating new pathways for expansion of the U.S. post-acute care workforce. It is dedicated to inspiring the current and next generation to choose careers in the long term care field. In its first year of operation, the charity awarded over $1.0 million in grants to Registered Nurses from 23 countries who have committed to work for U.S.-based skilled nursing providers. Insignia's goal is to attract and retain more caregivers to serve the needs of the nation’s most vulnerable senior patient populations.
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
Proposed, Anticipated and Recently Issued Rulemaking and Administrative Actions
The federal government, through CMS rulemaking, Presidential executive actions or Congressional legislation, and state and local governments have recently released the following proposed or final rulemaking, or administrative actions that may have an impact on our independent Skilled Nursing Facilities (SNFs) or senior living facilities:
Controlled Substances Act Telemedicine Flexibilities — On December 31, 2025, the Drug Enforcement Administration (DEA) in coordination with the HHS, issued a fourth extension of certain telemedicine flexibilities related to the prescribing of controlled substances, extending these provisions through December 31, 2026. Under the Ryan Haight Online Pharmacy Consumer Protection Act of 2008, practitioners are generally required to conduct at least one in-person medical evaluation before prescribing controlled substances to a patient via telemedicine. During the COVID-19 Public Health Emergency (PHE), the DEA implemented a temporary exception to this requirement, permitting practitioners to prescribe Schedules II through V controlled substances through audio-only or audio-visual telemedicine encounters, subject to specific requirements. These exceptions also includes FDA-approved narcotic medications classified under Schedules III through V when used for maintenance or withdrawal management treatment of opioid use disorder.
Federal Government Shutdown — During the federal government shutdown in late 2025, our business operations experienced minimal disruption as both Medicare and Medicaid payments, as mandatory health programs, continued despite the lapse in appropriations. On November 12, 2025, Congress reached an agreement that included a continuing resolution (CR), which extended current government funding through January 30, 2026, and retroactively reinstated selected health care waivers and flexibilities from October 1, 2025. On February 3, 2026, the Consolidated Appropriations Act of 2026 (CAA 2026) was passed, which further extended government funding through September 30, 2026. Of specific importance to our businesses are:

•Telehealth Waivers: Since the COVID-19 Pandemic, Congress has temporarily waived restrictions so Medicare beneficiaries can access telehealth services at home and outside of rural areas. Medicare recipients can now continue using telehealth under these relaxed rules, regardless of location. The waivers expired on September 30th but were reinstated effective October 1, 2025 and extended through December 31, 2027. Specifically, key waivers that were restored temporarily include:
•Lifting geographic limitations for medical telehealth services, allowing them to be provided nationwide, including in a person's home such as an assisted living residence.
•Allowing physical therapists, occupational therapists and speech-language pathologists to deliver telehealth services.
•Delay the Medicare requirement for in-person visits for mental health services provided through telehealth or audio-only telecommunications technology.
•Permits telehealth to be used for face-to-face encounters required for Hospice recertification purposes.
•Work Geographic Index Floor: Temporarily and retroactively restores nationwide the 1.0 payment floor multiplier for the work component of Medicare Part B services paid under the physician fee schedule. This is effective October 1, 2025 through at least September 30, 2026.
•Extension of Funding for Quality Measure Endorsement, Input, and Selection: This extends such funding through September 30, 2026.
•Sequestration: This legislation prevents the triggering of statutory 4.0% Statutory Pay-As-You-Go Act of 2010 (PAYGO) sequestration cuts to Medicare (See Sequestration of Medicare Rates below).
CMS has issued guidance instructing Medicare Administrative Contractors (MACs) to perform mass adjustments to any paid claims that are inconsistent with the CR and instructing Practitioners to resubmit to CMS any returned claims that were previously determined not payable during the shutdown.

One Big Beautiful Bill (OBBB) — The OBBB was signed into law on July 4, 2025, implementing a range of federal reforms targeting Medicaid financing, eligibility, and payment structures. The following provisions of the OBBB are expected to impact Medicaid reimbursement mechanisms and enrollment dynamics relevant to our business.
Moratorium on New or Increased Provider Taxes — Provider taxes, which are state taxes assessed on healthcare providers or facilities, are a commonly used by states to generate non-federal share of Medicaid payments, including payments to SNFs. Under the ACA, provider taxes were capped at 6% of a provider's net patient revenue. Existing federal law prohibits states Medicaid programs from guaranteeing providers that they will receive their provider taxes paid back - this is known as the hold harmless provision. The OBBB prohibits states from imposing new provider taxes or increasing existing provider tax rates or tax bases, with specific carve outs for nursing facilities and intermediate care facilities to remain at status quo. The OBBB reduces the hold harmless threshold in expansion states beginning in fiscal year 2028. This threshold will decrease by 0.5% per year in ACA expansion states until the safe harbor limit is 3.5% in fiscal year 2032. While SNFs are exempt from the moratorium, broader limitations on provider taxes could reduce overall state Medicaid financing flexibility, increasing the risk of lower SNF reimbursement rates.
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
Overall Impact on State Budgets – The full effect of the OBBB on state budgets remains uncertain, particularly given the anticipated reduction in federal Medicaid contributions. A key risk to our revenue is that states may generally have fewer financial resources available without federal contributions to Medicaid. In response to how the overall budgets of states will be impacted by the OBBB due to reduced federal Medicaid contributions, some states have already taken legislative and regulatory actions to address the provisions of the OBBB and its potential impact. For instance, on September 17, 2025, California enacted Senate Bill 105, a comprehensive budget bill for the 2025-2026 fiscal year. This legislation allocates funding and makes budgetary adjustments across various state agencies, with notable emphasis on specific areas. Among its provisions, Senate Bill 105 designates targeted funding for the state’s Medicaid program, Medi-Cal, to ensure alignment with the OBBB.

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
Medicare Annual Payment Rule — On July 31, 2025, CMS released the FY 2026 Skilled Nursing Facility Prospective Payment System Final Rule (FY 2026 PPS) outlining the following key changes:
FY 2026 Final Updates to the SNF Payment Rates — For fiscal year 2026, which began on October 1, 2025 and ends on September 30, 2026, CMS has finalized a 3.2% increase to SNF PPS payment rates. This increase is based on the final SNF market basket of 3.3%, plus a 0.6% market basket forecast error adjustment, and a negative 0.7% productivity adjustment. This increase does not incorporate the SNF Value-Based Purchasing (VBP) Program reductions for certain SNFs subject to the net reduction in payments under the SNF VBP.
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
Medicare Part B Fee Schedule — On October 31, 2025, CMS issued the CY 2026 Medicare Physician Fee Schedule (CY 2026 PFS) Final Rule, which outlines significant changes aimed at modernizing Medicare, improving care quality, and reducing unnecessary spending.
Two Payment Rates Based on Advanced Alternative Payment Model (AAPM) Participation — For the first time, there are two separate conversion factors for all Medicare-participating providers which impacts reimbursement for therapeutic services (including occupational therapy, speech language therapy, and physical therapy), evaluation and management services, and other services furnished in SNFs covered by Medicare Part B. This is required under the Medicare Access and CHIP Reauthorization Act (MACRA) depending on whether a provider qualifies as a participant in an AAPM. CMS finalized a qualifying AAPM participant conversion factor of $33.57, representing a 3.77% increase over the 2025 conversion factor of $32.35. The non-AAPM participant conversion factor is $33.40, a 3.26% increase over such 2025 conversion factor.
Payment Adjustments — Under the CY 2026 PFS, CMS decreases payments by 2.5% for certain services that are not time-based, such as certain therapy services. The rationale is that providers are expected to deliver these services more efficiently as they performed them repeatedly over time. This reduction is designed to balance out other areas of Medicare spending increases.
Telehealth — Among other things, CMS finalized changes to the Medicare Telehealth Services List (MTSL) by adding additional services and expanding permanent flexibilities for virtual direct supervision. One key change is the permanent lifting of frequency limits on providing subsequent nursing facility visits furnished via telehealth. Previously, when adding some services to the MTSL, CMS has included certain frequency restrictions on how often physicians and other practitioners can furnish the service via telehealth (e.g., one subsequent nursing facility visit furnished through telehealth every 14 days). Removing these restrictions will likely result in increased access to care and allow for additional services to be provided via telehealth. Notably, CMS increased the originating site facility fee to $31.85 for CY 2026.

These changes could impact how SNFs deliver and bill for physician and ancillary services. The scope of reimbursable therapy and remote care services may expand, but future payment levels could fluctuate, positively or negatively, based on broader assumptions about efficiency and practice cost. SNFs that deliver telehealth-based care or participate in care coordination models may benefit from expanded flexibility and new billing pathways. However, these changes may also introduce added operational complexity and new compliance requirements.
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
Biden-Harris Administration's Nursing Home Care Priorities — Prior to the change in Presidential Administration in 2025, the Biden-Harris Administration pursued reforms related to reimbursement, staffing levels, standards of care, increased transparency and public disclosure of ownership, and enhanced civil remedies as a means of enforcement against those facilities that do not satisfy CMS’s standards. These regulations remain active and enforceable. For instance, the FY 2025 PPS expanded CMS's authority to impose sanctions on Medicare-participating SNFs with ongoing or repeated deficiencies, with these enhanced enforcements taking effect at the start of the 2025 fiscal year, which began on October 1, 2024. With the publication of the FY 2026 PPS, it appears the current administration does not intend to make significant changes to the scope, impact, or enforcement of these existing rules.
CMS Minimum Staffing Standards Final Rule — In April 2024, CMS issued its final rule establishing minimum staffing standards for skilled nursing facilities (Staffing Rule). However, after significant opposition and questions on legality CMS repealed the Staffing Rule on December 2, 2025.
Medicare
Medicare presently accounts for approximately 24.7% of our skilled nursing services revenue year-to-date, being our second-largest revenue payor. The Medicare program and its reimbursement rates and rules are subject to frequent change. These include statutory and regulatory changes, rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially adversely affect the rates at which Medicare reimburses us for our services. Budget pressures often lead the federal government to reduce or place limits on reimbursement rates under Medicare. Implementation of these and other types of measures has in the past, and could in the future, result in substantial reductions in our revenue and operating margins.
Patient-Driven Payment Model (PDPM) — The FY 2020 PPS implemented the PDPM, a case mix methodology that bases Medicare reimbursement on the clinical condition and care needs of each patient. Under PDPM, diagnosis codes and various patient characteristics are used to classify residents and determine payment levels. The model incorporates five case-mix adjusted payment components - physical therapy, occupational therapy, speech language pathology, nursing and social services and non-therapy ancillary services - to reflect the complexity of care provided. Additionally, PDPM includes a sixth non-case mix component to account for utilization of SNFs' resources that are unrelated to individual resident characteristics.

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

CMS continues to revise the calculation of its five-star ratings for the Nursing Home Compare website. Under this methodology, points are assigned to a SNF based on its performance across six measures: (1) case-mix adjusted total nurse staffing levels (including registered nurses, licensed practical nurses, and nursing aides), measured by hours per resident per day; (2) case-mix adjusted registered nurse staffing levels, measured by hours per resident per day; (3) case-mix adjusted total nurse staffing levels (including registered nurses, licensed practical nurses, and nursing aides), measured by hours per resident day on the weekend; (4) total nurse turnover, defined as the percentage of nursing staff that left the nursing home over a 12-month period; (5) registered nurse turnover, defined as the percentage of registered nursing staff that left the nursing home over a 12-month period; and (6) administrator turnover, defined as the percentage of administrators that left the nursing home over a 12-month period. These six measures will be measured on a quarterly basis.
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
CMS has also continued to refine the QRP, including various measurements such as the adoption of a process measure for influenza vaccination coverage among healthcare personnel within SNFs and a Discharge Function Score (DC Function) measure. The DC Function determines the functional condition of residents by examining the proportion of SNF residents who achieve or surpass a projected discharge functionality score. The assessment includes consideration of mobility and self-care, utilizing data from the Minimum Data Set (MDS). The DC Function replaces the current process and is in effect for the FY 2025 SNF QRP. The FY 2024 PPS also modified the SNF QRP’s Healthcare Professional (HCP) Covid Vaccine Measure. The measure will track the proportion of healthcare staff vaccinated for COVID-19 and have kept their vaccination status current per the CDC recommendations. The FY 2024 PPS also removed the Application of Functional Assessment/Care Plan measures from the SNF QRP.
Under the FY 2024 PPS, CMS adopted two measures for the SNF QRP starting in FY 2026. First, CMS raised the Data Completion Thresholds for the MDS. SNFs must report required quality measure data and standardized resident assessment data gathered using the MDS for at least 90% of the assessments they submit to CMS. SNFs who fail to meet this requirement will be subject to a 2.0% reduction on their applicable fiscal year payment starting in FY 2026. Second, CMS adopted the Patient/Resident COVID-19 Vaccine metric. This metric highlights the number of patient stays in which SNF patients received the COVID-19 vaccine.
CMS’s FY 2025 PPS adopted several updates to the SNF QRP aimed at enhancing the integration of Social Determinants of Health (SDOH) into patient assessments and ensuring the accuracy of reported data. Starting in FY 2027, CMS will introduce four new SDOH items related to living situation, food security, and utility access, and modify an existing item on transportation availability in the MDS. Additionally, CMS requires that SNFs participating in the SNF QRP undergo a data validation process similar to that already implemented in the SNF Value-Based Purchasing (VBP) Program.
Starting in FY 2026, SNFs participating in the SNF QRP program will be required to take part in a validation program similar to that used for SNFs participating in the SNF VBP Program. Each year, 1,500 SNFs will be randomly chosen to submit MDS records for review. Facilities selected for this audit must provide the requested medical chart documentation within 45 calendar days of notification; failure to do so will result in noncompliance and a 2% reduction in Medicare reimbursement for that fiscal year.
Additionally, as outlined in the FY 2026 PPS, four standardized patient assessment data elements within the SDOH category will be modified for residents admitted on or after October 1, 2025, impacting the FY 2027 SNF QRP. CMS has also finalized changes to the reconsideration request policy and process, formally amending and codifying procedures related to QRP data and evaluations.
Fiscal Year SNF PPS — From October 1, 2024 through September 30, 2025, CMS' final rule for the FY 2025 PPS resulted in a net 4.2% increase in SNF payments under Medicare Part A in fiscal year 2025. The net increase was based on the SNF market basket of 3.0%, plus a 1.7% market basket forecast error adjustment, and a negative 0.5% productivity adjustment. This increase does not include the SNF VBP reductions for certain SNFs subject to the net reduction in payments under that program. CMS also revised the SNF market basket base year from the 2018 base year to the 2022 base year and updated the payment rates used under the SNF PPS based on the FY 2025 market basket increase factor, which was adjusted by both the productivity adjustment and forecast error correction. Within this rule, CMS also updated the SNF PPS wage index using core-based statistical areas (CBSAs) to reflect regional wage costs.

Home Health and Hospice Payment Rules Affecting SNFs — CMS’s final payment rules for other modalities of care delivery also affect the operations of SNFs. Under the CY 2025 Home Health PPS, long-term care facilities, including SNFs, have been required to submit at least weekly reports to CMS on respiratory illnesses beginning January 1, 2025. These reports must include information such as facility census, resident vaccination status for specified respiratory illnesses, confirmed resident cases and residents hospitalized from such illnesses.
Sequestration of Medicare Rates — The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called sequestration. Medicare FFS claims with dates of service or dates of discharge on or after April 1, 2013, incur a 2.0% reduction in Medicare payments through at least the end of 2025, unless Congress takes further action. Under the Consolidated Appropriations Act of 2023 (CAA 2023), a further 4.0% cut to Medicare spending that would have been required under the Statutory Pay-As-You-Go Act of 2010 (PAYGO) was waived for fiscal years 2023 and 2024. Instead, the CAA 2023 deferred any further Medicare sequestration under PAYGO until fiscal year 2025. The CAA 2023 also offset planned Medicare sequestrations that would have been as high as 4.0% and instead maintained fee schedule cuts of approximately 2.0%. On October 29, 2024, the Medicare Patient Access and Stabilization Act of 2024 (MPASA) was introduced in the House of Representatives, seeking to increase the amount paid to physicians under Medicare by 4.73%. MPASA was referred to the House Ways and Means Committee and House Committee on Energy and Commerce on October 29, 2024, and referred to the Subcommittee on Health on December 17, 2024, with no further action taken on the bill, which did not pass into law before the end of the 118th Congress in December of 2024. As part of the CR that ended the federal government shutdown in late 2025, Congress reset the balances on PAYGO scorecard, which are used to determine whether a law creates a sufficient amount of budget deficit that it would require mandatory spending cuts like those to Medicare, to zero. Because the OBBB's requirements were likely to result in a deficit, the 4.0% deduction required by sequestration was expected to start in January of 2026 before the CR's passage. However, as the CR reset the PAYGO scorecards to zero, the expected 4.0% reduction of Medicare rates under sequestration will not materialize, further delaying the 4.0% reduction. On February 3, 2026, the CAA 2026 was passed and keeps the protections from the CR in place.
Skilled Nursing Facility Value-Based Purchasing (SNF-VBP) Program — The SNF-VBP Program incentivizes SNFs by awarding payments based on the quality of care provided to Medicare beneficiaries, primarily measured through hospital readmission rates. Each year, CMS adjusts its payment rules for SNFs using this program, which now includes additional quality measures such as sharing of health information and standardized patient assessment data elements that evaluate cognitive function and mental status, special services and social determinants of health. CMS regulations outline both the performance metrics and the required data reporting for SNFs. Reporting deadlines for baseline period and performance periods began with the 2023 program year. The FY 2023 PPS expanded the SNF-VBP program beyond the single hospital readmission measure, adding new metrics for fiscal year 2026, such as healthcare associated infections requiring hospitalization (SNF HAI) and total nursing hours per resident day, and in fiscal year 2027, the discharge to community post-acute care measure for SNFs, which tracks of successful transitions from SNFs to community settings.

In the FY 2024 PPS, CMS elected to replace the SNFRM measure with the SNF WS PPR measure starting in FY 2028. The PPR measure assesses the risk-standardized rate of unplanned, avoidable readmissions during SNF stays for Medicare fee-for-service beneficiaries. This new measure refines the previous 30-Day readmission metric by extending the observation period to the entire SNF stay and increasing the allowable gap between hospital discharge and the SNF admission to 30 days. These changes better align with the IMPACT Act and enhance the reliability of preventable readmissions tracking. The measure uses two years of Medicare claims data to calculate provider-specific risk-standardized readmission rate.

The FY 2025 PPS adopted several operational and administrative updates to the SNF VBP Program, including policies for selecting, updating and removing measurements to ensure ongoing relevance and effectiveness for assessing care quality. CMS also updated technical measures and procedures for reviewing and correcting data used to calculate its measures.
The FY 2026 PPS finalized several updates, including setting performance standards for the FY 2028 and FY 2029 program years to meet statutory notice requirements. CMS will apply the previously established scoring methodology to the SNF WS PPR measure starting in FY 2028. Additionally, CMS removed the Health Equity Adjustment to simplify scoring and clarify incentives for quality improvement. A new reconsideration process was also adopted, enabling SNFs to request a review if they are dissatisfied with CMS’s decision on a correction request, beginning with the FY 2027 program year.
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
Certain of our Part B services provided through telehealth would qualify for Medicare reimbursement based on flexibility first provided under the emergency waivers first issued during PHE, which added physical therapy (PT), occupational therapy (OT) and speech-language pathology (SLP) to the list of approved telehealth Providers for the Medicare Part B programs provided by a SNF (see Federal Government Shutdown above). During the PHE, CMS added certain PT and OT services to the list of Medicare-covered telehealth services on a temporary basis, some of which were made permanent for use and new codes were added for PT, OT, or SLP telehealth services—including some “sometimes therapy” codes that were not subject to MPPR. The Relief Act, 2025 extended some but not all telehealth flexibilities for an additional 3 months through March 31, 2025. On March 15, 2025, the President signed into law the Full-Year Continuing Appropriations and Extensions Act, 2025 that Congress passed on March 14, 2025, which extended these pandemic-era telehealth waivers for Medicare beneficiaries through September 30, 2025. These flexibilities were most recently extended by the CAA 2026 through December 31, 2027.
Under the CY 2026 PFS, the 2.93% increase to the 2024 PFS Conversion Factor (CF) expired and CMS sought to impose an estimated 0.05% adjustment thereto based on changes in work relative value units (RVUs) for certain services. As a result, the CY 2025 PFS implemented a reimbursement reduction of 2.83%, with a CF of $32.35, which is a reduction from the 2024 CF of $33.29. The CY 2025 PFS adopts a 3.6% increase to the threshold for coding modifier requirements for PT and SLP combined, totaling $2,410 for 2025 with the same threshold for OT services. The threshold for targeted medical review for PT and OT (combined) and SLP is expected to remain at $3,000 through 2027.
While the OBBB did not affect the CY 2025 PFS, the OBBB provided a one-year increase of 2.5% to the CF for services provided between January 1, 2026 and January 1, 2027. On July 14, 2025, CMS issued the CY 2026 PFS, which proposed to increase Medicare reimbursement for provider services through a 2.5% increase in the conversion factor, as set forth in the OBBB.
The CY 2025 PFS adopted a regulatory change that allowed physical therapy assistants and occupational therapy assistants to be generally supervised by physical therapists and occupational therapists, respectively, in private practice, non-institutional settings, thus allowing greater flexibility in billing for those assistants’ services. Additionally, the CY 2025 PFS excepted a therapist-established initial plan of care (POC) for PT, OT, or SLT services from the requirement for a physician or non-physician provider’s (NPP’s) signature, provided that (1) the patient’s physician or NPP referred the patient to the therapist and (2) the therapist has evidence that the POC was transmitted to the patient’s physician or NPP within 30 days of the patient’s initial evaluation. This flexibility applies only to the initial certification of the POC.
The CY 2026 PFS contains numerous significant changes regarding payment and models, encourages care coordination, reduces collection and reporting of data measurements, and continues certain telehealth flexibilities that began during the PHE (see Medicare Part B Fee Schedule above).

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
The IRA, which continued and expanded certain provisions of the ACA, extended the premium subsidies paid by the federal government, until the end of 2025, resulting in subsidies being available to offset or reduce the costs of private health insurance policies for qualifying individuals. This may aid older patients in obtaining or keeping their health insurance in order to pay for long-term care services. The CAA 2023 revised the funds available to fund Medicare in 2023 and deferred the PAYGO sequestration of Medicare expenses.
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
Additionally, CMS issued guidance on March 24, 2025, clarifying that SNFs may not include pre-dispute, binding arbitration provisions or third-party financial guarantee requirements in admission agreements. If these provisions are not removed, they may result in survey citations and potential penalties for non-compliant SNFs.
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

Over the years, the OIG have released the result of audit findings of Medicare overpayments, potentially affecting SNFs. These investigatory actions by OIG demonstrate its increased scrutiny into post-hospital SNF care provided to beneficiaries and may encourage additional oversight or stricter compliance standards. The DOJ has indicated that its healthcare enforcement trends would emphasize opioid prescribing, Medicare Advantage and managed care plan fraud, and COVID-19 related fraud, including under various relief programs available during and in conjunction with the pandemic. In November of 2023, OIG added to its work plan an audit of nursing homes' nurse staffing hours reported in CMS's payroll-based journal, for which OIG expected to issue a report in FY 2025. However, the report has not yet been issued. In addition, the OIG identified the following areas as its "key goals" for oversight: (1) protecting residents from fraud, abuse, neglect, and promoting quality of care; (2) promoting emergency preparedness and emergency response efforts: (3) strengthening frontline oversight; and (4) supporting federal monitoring of nursing homes to mitigate risks to residents.
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
Most recently, OIG announced that along with the State survey agencies it would begin assessing the effect of ownership changes on quality of care provided in nursing homes via onsite surveys, state monitoring visits, and requesting additional documentation.
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
Additionally, starting July 30, 2025 until October 2025, updates to Nursing Home Care Compare were temporarily paused as CMS transitions to a cloud-based Internet Quality Improvement and Evaluation System (iQIES) for survey data management. This pause is intended to give CMS time to validate the accuracy and integrity of the data and ensure that publicly reported information meets quality standards before resuming updates to the five-star ratings. The move to iQIES, along with the other changes, may also result in further adjustments to the rating system and could prompt additional audits by CMS or state surveyors.
In April 2024, CMS froze four quality measures and three staffing measures to prevent changes until a subsequent date. It also updated the staffing rating methodology to assign the lowest score to facilities that fail to submit (or submit incorrect) staffing data. However, in January of 2025, CMS unfroze four of its quality measures that it previously froze with its April 2024 refresh. CMS updated these measures to reflect recent changes in the minimum data set collected from SNFs. First, the measure of percentage of SNF residents who are at or above an expected ability to care for themselves and move around at discharge replaced the measure of percentage of residents who made improvements in function during a short stay. Second, the following measures have been respecified: (1) percentage of residents whose need for help with activities of daily living has increased during a long stay, and (2) percentage of residents whose ability to walk independently worsened during a long stay. Finally, the measure of percentage of all residents with pressure ulcers (regardless of stay duration) will replace the measure of percentage of high-risk residents with pressure ulcers during a long stay. Additionally, CMS recalculated the scoring cut points for these four measures to obtain an even distribution of scores. Additionally, the quality measure rating cut points were also adjusted to maintain their same overall distribution of ratings across measured facilities.
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
Ownership Transparency Final Rule — In November 2023, CMS finalized a rule requiring SNFs to publicly disclose information regarding their ownership and management structure. SNF must identify any person or legal entity that: (1) exercises financial, operational, or managerial control over any facility or part of a facility, or provides services to facility that includes its policies and procedures or cash management services; (2) leases or subleases real property to the facility, or owns at least 5% of the real property’s total value; and (3) provides any management or administrative services (or consult regarding the same), or provides accounting or financial services to SNFs. The rule also requires disclosures of governing body members, officers, directors or managing employees, plus a comprehensive breakdown of the organizational structure of any additional disclosable party that is not a natural person along with a description of their relationships with the facility. Starting in November of 2024, all SNFs must comply with these requirements by submitting a new "SNF Attachment" with CMS form 855A during revalidation. Although CMS initially required all SNFs to complete revalidation using this new attachment by January 1, 2026, this deadline was indefinitely suspended in December 2025 by CMS until further notice.

Certain states have adopted laws reflecting their concerns regarding ownership transparency. For example, Iowa adopted laws requiring disclosure of ownership information not previously required for licensure to promote transparency in 2023. In California, the California Department of Health Care Access and Information of the California Health and Human Services Agency issued its notice of approval of regulatory action in March 2024, establishing policies and procedures that implement financial and ownership transparency requirements for California-licensed SNFs that are required by California law passed in 2021. Additionally, the State of Washington enacted H.B. 1686 in July 2025, directing state agencies to develop a plan and recommendations for creating a registry of health care entities, including SNFs.
State-level Legislation and Healthcare Reform

The states where we operate have varied legislative priorities and accordingly legislation. These different legislative priorities vary for many reasons but ultimately result in the operations of our independent subsidiaries having different profiles for risk, regulatory burden, taxation and benefits based on the state in which the facility operates. By way of example, in 2022, California’s Governor signed into law the Skilled Nursing Facility Ownership and Management Reform Act of 2022. This law increased the authority of the California Department of Public Health and changed several provisions regarding SNF licensing in the State of California. These changes include eliminating previous regulatory provisions that permitted SNFs to operate in advance of receiving their formal license from the State. This law also requires SNF license applicants to disclose additional information in connection with a license application and evaluates more data regarding the applicant’s prior operations, including prior citations, CMS sanctions and legal proceedings against the applicant or other facilities owned or managed by the applicant before issuing a license. In contrast, on June 20, 2025, Texas passed SB 457 which will allow a new operator to receive uninterrupted Medicaid payments during the change of ownership process beginning on September 1, 2025. These examples highlight the varied approaches that occur from state to state, with different approaches making it either easier or harder for our independent subsidiaries to operate. In addition, the impacts of the OBBB, as discussed above, will create varying approaches by state legislatures to address the provisions of such bill. We continue to monitor and advocate for positions that protect the interest of our employees, residents and those of our independent subsidiaries at all levels of government, particularly at the state and local levels.
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
On October 24, 2025, OIG issued a report titled "CMS's Special Focus Facility Program for Nursing Homes Has not Yielded Lasting Improvements." Within this report, OIG set out its observation that, from 2013 to 2022, SNFs that graduated from the SFF program failed to maintain the improvements achieved while in the SFF program. The report also addresses OIG's findings on the impact of staffing on sustaining the gains seen in the SFF program and additional factors to consider such as facility ownership, and its recommendations for improving the program. OIG recommended that CMS (1) impose more non-financial enforcement remedies to promote compliance; (2) examine the extent to which it took enhanced enforcement actions for facilities that graduated the SFF program.
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

Violations of the Social Security Act can result in inflation-adjusted criminal penalties of more than $0.1 million and ten years' imprisonment. It can also result in inflation-adjusted civil monetary penalties of more than $0.1 million per violation and an assessment of up to three times the total amount of remuneration offered, paid, solicited, or received. It may also result in an individual's or organization's exclusion from future participation in federal healthcare programs. State Medicaid programs are required to enact an anti-kickback statute. Many states in which our independent subsidiaries operate have adopted or are considering similar legislative proposals, some of which extend beyond that state's Medicaid program, to prohibit the payment or receipt of remuneration for the referral of patients regardless of the source of payment for the care.

Additionally, the "Stark Law" of the Social Security Act provides that a physician may not refer a Medicare or Medicaid patient for a “designated health service” to an entity with which the physician or an immediate family member has a financial relationship unless the financial arrangement meets an exception under the Stark Law or its regulations. Designated health services include, in relevant part, inpatient and outpatient hospital services, PT, OT, SLP, durable medical equipment, prosthetics, orthotics and supplies, diagnostic imaging, and home health services. Under the Stark Law, a “financial relationship” is defined as an ownership or investment interest or a compensation arrangement. If such a financial relationship exists and does not meet a Stark Law exception, the entity is disallowed from seeking payment under the Medicare or Medicaid programs or from collecting from the patient or other payor. Statutory and regulatory exceptions and exemptions to this exist and have specific rules that must be followed to qualify for such exception or exemption. Any funds collected for an item or service resulting from a referral that violates the Stark Law are not eligible for payment by federal healthcare programs and must be repaid. Violations of the Stark Law may result in the imposition of civil monetary penalties, including treble damages. Individuals and organizations may also be excluded from participation in federal healthcare programs for Stark Law violations. Many states have enacted healthcare provider referral laws that go beyond physician self-referrals or apply to a greater range of services than just the designated health services under the Stark Law.
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

On February 8, 2024, HHS through the Substance Abuse and Mental Health Services Administration (SAMHSA) finalized rules that align the confidentiality of substance use disorder records (i.e., 42 CFR Part 2, also known as "Part 2") with HIPAA; the compliance deadline for such rules is February 16, 2026. Such rules align many Part 2 requirements with HIPAA, extend HIPAA's breach notification and enforcement regime to records subject to Part 2, and permit broader care coordination of such records while preserving heightened protections under Part 2. In addition, such rules require us and our independent subsidiaries to include information regarding Part 2 uses and disclosures in applicable "Notice of Privacy Practices" that inform individuals of the uses and disclosures of certain health information.
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
Several states in which we operate have enacted laws that mirror the Federal Hart-Scott-Rodino (HSR) Act. The HSR Act mandates that parties involved in certain transactions must provide advance notice to the Department of Justice (DOJ) and the Federal Trade Commission (FTC) to obtain clearance, ensuring the transaction complies with federal antitrust regulations. Similarly, the state-level HSR analogues require parties to notify state authorities and secure approval before finalizing mergers or acquisitions.

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
Among the states where we operate, California implemented its relevant laws in 2024, and Washington expanded the scope of its HSR-like requirements with new legislation effective July 27, 2025. Nevada, while it did not pass a comprehensive HSR, does require notification or approval for certain healthcare transactions prior to closing. These evolving state regulations add new layers of compliance for mergers and acquisitions, particularly in the healthcare sector.

California Office of Health Care Affordability

The California Office of Health Care Affordability (OHCA) requires healthcare entities to provide OHCA with written notice of proposed qualifying agreements or transactions (referred to as a “Material Change Notice”) at least 90 days prior to entering into the agreement or transaction. Reportable transactions are determined based on a variety of factors outlined in the applicable regulations.

If OHCA determines, on its own or in conjunction with other state agencies, that a proposed agreement or transaction may have a risk of significant impact on certain aspects of the healthcare market, OHCA will conduct a Cost and Market Impact Review (CMIR) to analyze the transaction in more detail. This CMIR process involves a deeper analysis than OHCA’s initial review of the information contained in a reporting party’s Material Change Notice. OHCA’s CMIR process has the potential to result in findings of anti-competitive effects. If such an impact is identified, OCHA may refer the matter to the California Attorney General for further action.

Between March and September 2025, we provided OHCA with requested information regarding specific components of a proposed transaction. Despite our ongoing cooperation, on October 10, 2025, OHCA issued an investigatory subpoena to us to produce (among other things) certain confidential and proprietary documents. We timely responded to the investigatory subpoena and asserted objections. We have been unable to effect resolution including attempts to narrow the scope, and limit the requests to our independent subsidiaries operating in California. We have filed a Petition in the Superior Court of the State of California, County of Orange, seeking a declaration that the CMIR regulations violate the United States Constitution and/or the California Constitution, and is void and unenforceable as applied to us. We have also requested that OHCA be ordered to withdraw the subpoena and close the inquiry, so the underlying transaction can be completed.
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

Real Estate Investment Trust (REIT) Qualification
We elected for Standard Bearer to be taxed as a REIT for U.S. federal income tax purposes. Standard Bearer's qualification as a REIT will depend upon its ability to meet, on a continuing basis, various complex requirements under the Internal Revenue Code, relating to, among other things, the sources of its gross income, the composition and value of its assets, distribution levels to its stockholders and the concentration of ownership of its capital stock. We believe that Standard Bearer is organized in conformity with the requirements for qualification and taxation as a REIT under the Code and that its manner of operation has and will enable it to continue to meet the requirements for qualification and taxation as a REIT.
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
ENVIRONMENTAL MATTERS

 We strive to reduce our environmental impact through initiatives to modernize our facilities, conserve water, optimize waste, work towards a paperless office and partner with green vendors. Our ongoing and planned facility modernization initiatives include solar projects, heating, ventilation and air condition (HVAC) upgrades, water systems updates, lighting retrofits and utility upgrades. Additionally, we track and evaluate the utilities used by our facilities to drive our initiatives. For the year ended December 31, 2025, we spent $193.6 million on purchases of property improvements and equipment which included facility modernization initiatives.
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
•Anticipated changes in the U.S. political environment, including those as a result of the current Presidential administration and Congress, potential changes in control of one or both houses of Congress due to mid-term elections to occur in November 2026, and to regulatory agencies, particularly HHS, may result in significant changes to regulatory framework, enforcements, reimbursements and our business.
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
•We are a holding company with no operations and rely upon our multiple independent subsidiaries to generate revenue.
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
•Standard Bearer's failure to remain qualified as a REIT may cause it to be subject to U.S. federal income tax. Additionally, legislative or other actions affecting REITs could have a negative effect on Standard Bearer.
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

We derived 23.7% and 24.9% of our service revenue from the Medicare programs for the years ended December 31, 2025 and 2024, respectively. In addition, many other payors may use published Medicare rates as a basis for reimbursements. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, or if there are delays in Medicare payments, our business and results of operations will be adversely affected.

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

CMS often changes the rules governing the Medicare program, including those governing reimbursement. Changes to the Medicare program that could adversely affect our business could include, but are not limited to the following:
•administrative or legislative changes to base rates or the bases for payment, including changes to the rates at which Medicare will reimburse services, including the imposition of, and periodic delay in imposing, reductions in reimbursement based on the sequestration of Medicare reimbursement;
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
Reductions in reimbursement rates or the scope of services being reimbursed could have a material, adverse effect on our revenue, financial condition and results of operations or even result in reimbursement rates that are insufficient to cover our operating costs. In addition, CMS may make future adjustments to reimbursement levels and underlying reimbursement formulae as it continues to monitor the impact of current payments system on patient outcomes and budget neutrality. The Biden-Harris Administration focused on studying the nursing home industry and directed HHS to issue proposed rules based on those studies, including changes to SNF facility reimbursement and specifically, the SNF-VBP Program, which may also adversely affect our reimbursement. The current Presidential Administration's policy directives and priorities regarding the nursing home industry and SNFs in particular are not yet fully known. As of July 4, 2025, Congress passed and the current Presidential Administration signed into law the OBBB, which reversed and limited the efficacy of certain parts of the ACA, including expansion of the Medicaid program in participating states. Additionally, CMS has prescribed strict guidelines regarding how SNFs’ are able to use pre-admission arbitration agreements.

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

A significant portion of reimbursement for skilled nursing services comes from Medicaid. In fact, Medicaid is our largest source of revenue, accounting for 45.8% and 46.0% of our revenue for the years ended December 31, 2025 and 2024, respectively. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets, which has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. Since a significant portion of our revenue is generated from our skilled nursing independent subsidiaries in California, Texas and Arizona, any budget reductions or delays in these states could adversely affect our net patient service revenue and profitability. Due to recent fluctuations in state budgets many of the states in which we operate (including those with current budget surpluses), are seeking to contain costs on Medicaid outlays for SNFs, and any such decline could adversely affect our financial condition and results of operations.

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
Additionally, although the CR ending the federal government shutdown extends telehealth waivers and flexibilities for SNFs and providers, uncertainty about their permanent status continues to create significant payment and reimbursement challenges.
As the initial telehealth waivers and flexibilities have remained in place over time, Congress has suggested making such waivers and flexibilities permanent through permanent legislation changing the Medicare Act. No amendment to existing law has occurred to make the telehealth waivers that were first granted during the PHE permanent, and the payment for telehealth continues to be addressed through periodic spending legislation passed by Congress (see Proposed, Anticipated and Recently Issued Rulemaking and Administrative Actions). The lack of formality making these telehealth flexibilities permanent through a change in law creates continued uncertainty around their future availability. During the government shutdown, certain telehealth services became non-reimbursable because they did not conform to pre-pandemic telehealth rules, requiring providers and suppliers to revert back to pre-pandemic operation models.

Based on this treatment of telehealth flexibilities through periodic spending bills and temporary rulemaking, rather than a permanent amendment of the Medicare Act, providers, SNFs, and our independent subsidiaries face difficult decisions about how to conduct their operations so that they may be reimbursed for their services provided to Medicare beneficiaries.
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

While it is not possible to predict whether and when any such changes will occur, proposals discussed by the current Presidential Administration, including a repeal or material amendment of the ACA, could harm our business, operating results and financial condition. The ACA continues to be a salient political topic and proposed changes to it may become the subject of campaign promises, litigation, administrative action, or legislation under the current Presidential Administration, and the Senate, where the Republican party now holds a majority of seats. In addition, even if the ACA is not amended or repealed, the President and the executive branch of the federal government, as well as CMS and HHS, have a significant impact on the implementation of the provisions of the ACA. It is expected that the current Presidential Administration will make changes affecting the implementation and enforcement of the ACA, which could harm our business, operating results and financial condition. We have already seen such changes with the current Presidential Administration's impacts to the Biden-Harris Administration's regulatory activity promulgating rules regarding anti-discrimination under Section 1557 of the ACA and rulemaking requiring SNFs to disclose their ownership and the ownership of service providers under Section 6101 of the ACA. It is not possible to know whether, when, or how any or all of these regulations or their implementation will be changed, the manner in which any change may be effected, and the ultimate effects of such changes on our business. If we are slow or unable to adapt to any such changes, our business, operating results and financial condition could be adversely affected.

In 2023, CMS issued a final rule requiring SNFs to disclose certain information regarding their ownership and managerial relationships which was fully implemented in November of 2024. In furtherance of this rule, CMS proposed is requiring all SNFs to revalidate certain information using CMS's newly promulgated SNF Attachment by January 1, 2026; however, CMS issued sub-regulatory guidance suspending the deadline and did not set a new deadline for the submission. Therefore, CMS may set a new deadline for the submission of this information in the future, with an unknown period of notice ahead of compliance. Nevertheless, these disclosure requirements, if put into effect in the future, are more invasive and comprehensive than the ownership information already disclosed through Medicare's Nursing Home Compare website. Refer to Item 1., under Government Regulation, for additional information. The breadth of disclosure required by this new rule may be adverse to our business interests and detrimental to our operations, revenue, and profitability and may have a chilling effect on investment due to the depth of the new reporting and transparency requirements. Similarly, California passed a comparable law requiring the disclosure of certain ownership and financial information for SNFs in 2021. On March 6, 2024, California’s regulations implementing this law took effect, which may invite further scrutiny and potential legal action, whether by the state agencies or private parties, within California based on the information disclosed as required by this law and its enabling regulations.
We cannot predict what effect future reforms to the U.S. healthcare system will have on our business, including the demand for our services or the amount of reimbursement available for those services. However, it is possible these new laws may lower reimbursement or increase the cost of doing business and adversely affect our business.
Anticipated changes in the U.S. political environment, including those as a result of the current Presidential administration and control of Congress, and to regulatory agencies, particularly HHS, may result in significant changes to regulatory framework, enforcements, reimbursements and our business.

The current Presidential administration and control of Congress by the President's political party have resulted in changes that have caused, and will continue to cause, uncertainty with respect to legislation, regulation, implementation or repeal of laws and rules related to government health programs, including Medicare and Medicaid. This includes changes to the Medicaid program contained in the OBBB, which could reduce Medicaid funds available for reimbursement, potentially limit the amount of reimbursement paid by Medicaid for our services, potentially limit our potential resident population, adversely affect potential residents’ eligibility and ability to pay for services performed by our independent subsidiaries. Further, proposals regarding HHS and certain programs and regulations concerning health care, including Medicare, Medicaid, and the ACA, have indicated that the current Presidential administration seeks to make changes to these programs and laws, as well as their implementation.

On April 2, 2025, President Trump signed an executive order to impose a variety of tariffs on the global trading partners of the United States. In the months since then, the tariffs with various countries have been increased, decreased, paused, and been reinstated as part of a broader trade negotiation strategy that has caused uncertainty in various product markets. These tariffs have the potential to increase costs on goods that are imported into the United States. As it pertains to our independent subsidiaries, tariffs on medical supplies may lead to higher costs to providers and the federal government through the Medicare and Medicaid programs and may impact the formulas used to calculate federal reimbursements.

Changes to existing policies and rules regarding nursing facilities, including those recently instituted, in addition to anticipated new rule proposals, may result in significant regulatory changes, increased survey frequency and scope, and increased penalties for non-compliance. As a result of the current Presidential administration, we anticipate that there may be changes in legislative control and legislative priorities. As a result, future legislation may be proposed or passed that may adversely affect our business, operating results and financial condition. In addition, the U.S. political environment, as illustrated by the recent government shutdown, may also result in significant uncertainty regarding our business, operating results, and financial condition.
We continually monitor these developments in order to respond to the changing regulatory environment impacting our business. While it is not possible to predict whether and when any such changes will occur, specific proposals made by the current Administration or others in anticipation of mid-term elections in the U.S., including a repeal or material amendment of the ACA, potential cuts to the Medicare or Medicaid programs by Congress through the budget reconciliation process, or other laws affecting the provision of healthcare services, could harm our business, operating results and financial condition. If we are slow or unable to adapt to any such changes, our business, operating results and financial condition could be adversely affected.
We are subject to various government reviews, audits and investigations that could adversely affect our business, including an obligation to refund amounts previously paid to us, potential criminal charges, the imposition of fines, and/or the loss of our right to participate in Medicare and Medicaid programs.

As a result of our participation in the Medicaid and Medicare programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with the rules associated with these programs and related applicable laws and regulations, including our claims for payments submitted to those programs, which are subject to reviews by Recovery Audit Contractors, Zone Program Integrity Contractors, Program Safeguard Contractors, Unified Program Integrity Contractors, Supplemental Medical Review Contractors and Medicaid Integrity Contractors programs (collectively referred to as Reviews). In these Reviews, third-party firms engaged by CMS conduct extensive analysis of claims data and medical and other records to identify potential improper payments under the federal and state programs. The FY 2025 PPS introduced higher penalties that surveyors can impose on SNFs if they are found to be non-compliant with CMS’s requirements for SNF participation in Medicare program. In addition, in 2023, CMS updated the survey resources and guidelines used both by CMS and state surveyors in evaluating our SNFs’ compliance with federal participation requirements. These updates included new approaches for evaluating infection control procedures, reflecting recent changes in CMS's survey methodologies.
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
In cases where claim and documentation review by a CMS contractor yields repeated unsatisfactory results, an operation can be subjected to protracted regulatory oversight. This CMS oversight may include education and sampling of claims, extended pre-payment review, referral of the operating business to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement made outside of specifically reviewed claims. Ongoing failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. As of December 31, 2025 and through the filing date of this report, 25 of our independent subsidiaries had multi-claim reviews scheduled or in process, either pre- or post-payment. We anticipate that these reviews could increase in frequency in the future.
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
•quality and maintenance of medical services equipment and facilities;
•confidentiality, maintenance and security issues associated with medical records and claims processing;
•relationships with physicians and other referral sources and recipients;
•constraints on protective contractual provisions with patients and third-party payors;

•operating policies and procedures;
•addition of facilities and services; and
•billing for services.
The laws and regulations governing our operations, along with the terms of participation in various government programs, regulate how we conduct our business, the services we offer, and our interactions with patients and other healthcare providers. These laws and regulations are subject to frequent change. CMS's ownership transparency rule, which was fully implemented by November of 2024, and similar state disclosure requirements such as California’s, discussed in Item 1., under Government Regulation, may provide an additional basis for further investigation, administrative action and ultimately fines, penalties, or sanctions if finalized, and may dissuade parties from working with us or our independent subsidiaries due to the reporting and disclosure obligations of being an Additional Disclosable Party under that final rule.

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

CMS's efforts to enhance its enforcement powers and increase enforcement activities towards SNFs, as discussed in Item 1., Government Regulation, result in state survey agencies having more accountability for their survey and enforcement efforts. Within the FY 2025 PPS, CMS obtained greater ability to impose monetary penalties upon SNFs for incident-based and day-based violations of CMS’s conditions of participation. Further, the enhanced penalties against SFFs under the Biden-Harris Administration represented further federal calls for transparency, oversight and penalties for low-ranked and underperforming SNFs. These policies may prove to be popular, effective, or otherwise desirable and might not change with a new Presidential Administration, including under new leadership of HHS and CMS. These enhanced penalties and enforcement activities precedes greater focus by CMS in obtaining oversight over SFFs, and continuing that oversight even after those SFFs improve as recommended by the OIG in its October 24, 2025 report and recommendations regarding the SFF program, and subjecting them to more exacting and routine oversight. The likely result may be more frequent surveys of our independent subsidiaries, with more substantial penalties, fines and other consequences if they do not perform well. For low-performing facilities in the SFF program, the standards for successfully emerging from that program and not being subject to ongoing and enhanced government oversight will be higher and measured over a longer period of time, prolonging the risks of monetary penalties, fines and potential suspension or exclusion from the Medicare and Medicaid programs.

From time to time in the ordinary course of business, we receive deficiency reports from state and federal regulatory bodies resulting from such inspections or surveys. CMS's updated guidance to these surveyors incorporate recent changes to CMS’s methods for surveying infection control procedures. Additionally, CMS's rule requiring disclosure of ownership and financial relationships between nursing facilities and property owners or management entities, which now carries new requirements for re-certification that have been delayed in implementation and may take effect at a future, yet-unknown date, as well as other state rules over ownership transparency, may provide an additional basis for further investigation, administrative action, and ultimately fines, penalties, or sanctions and could dissuade individuals and businesses from doing business with us or our independent subsidiaries.

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

As discussed in greater detail in Item 1., under Government Regulation, in 2022 CMS updated the SFF program with the intent to reduce the amount of time a SNF spends as an SFF and increase the number of nursing homes that progress through the SFF program. The OIG has been studying the SFF program, including its 2022 updates, to understand the program’s outcomes, identify factors that aided SFFs that successfully graduated the SFF program with sustained quality improvements, and make further changes based on the data obtained in this study. In June of 2024, the OIG added the SFF program to its Work Plan for continued attention. CMS clarified certain details of the SFF program updates in 2023 and how they are to be implemented by each state survey agency (SA). As part of the revisions to the SFF program, a priority in revising the SFF program was to address “yo-yo” noncompliance of SNFs that would graduate from the SFF program only to later see their compliance and quality measures regress after graduation, potentially requiring readmission to the SFF program. Among the measures implemented to avoid this issue of “yo-yo” noncompliance was a three-year look-back period for facilities that graduate from the SFF program to ensure that the quality and compliance improvements achieved through the SFF program were sustained. This lookback period and focus on maintaining a high level of improvement over time are consistent with the OIG's findings regarding the need for greater oversight to sustain improved outcomes at facilities that graduate from the SFF program. Facilities that graduate from the SFF program but continue to demonstrate poor compliance as evidenced by any SA’s survey, such as for actual harm, substandard quality of care, or immediate jeopardy deficiencies, may be subject to enhanced enforcement by CMS, up to and including termination from the Medicare and/or Medicaid programs.

This three-year look-back for sustained improvements by facilities that graduate the SFF program poses risk for our independent subsidiaries, specifically those that may be subject to the SFF program or that have been subject to the SFF program in the past. As of December 31, 2025, we have one facility that graduated from the SFF program within the past three years. First, for SNFs that are selected by CMS for participation in the SFF program, or which currently are in the SFF program, even graduation from the program is no longer an assurance that the SNF will be able to continue its operations. Even one survey with a significant compliance deficiency, such as actual harm or an immediate jeopardy deficiency, may result in CMS—acting solely within its discretion—terminating the SNF’s Medicare or Medicaid participation, likely triggering the termination of other payor contracts and rendering the facility economically unviable. Second, for SNFs that have graduated from the SFF program, they are subject to a three-year period of enhanced scrutiny where adverse findings by a SA and a single survey’s finding of poor compliance may result in CMS discretionally terminating that facility’s Medicare and/or Medicaid participation, which would likely cause other payors to terminate their agreements with the facility as well. As a result, the financial and manpower resources needed for graduation from the SFF program may be for nothing if, in the three years following graduation from the SFF program, a SNF receives a poor survey result and CMS imposes fines and penalties up to the termination of the facility’s Medicare and Medicaid participation.

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

As discussed in greater detail in Item 1., under Government Regulation, MACRA revised the payment system for physician and non-physician services. The changes to the therapy caps imposed on Medicare Part B outpatient therapy from this law have been changed by the BBA and are subject to future budgetary changes through rulemaking and legislation, resulting in ongoing uncertainty regarding payment for these Medicare Part B services. Under both the CY 2024 and CY 2025 PFS, reductions in conversion factor, payments to providers and conditions imposed in exchange for higher payments may impose operational requirements and working conditions that further detract from and reduce our financial performance. However, the CY 2026 PFS finalized an increase in conversion factors. Although there may be relief from the recent reductions in reimbursement in the future, such regulatory relief does not guarantee increases will occur again in the future rulemakings, or that Congress will defer or limit the impact of cuts due to Medicare sequestration. Similarly, new final rules concerning the PACE program and the information it will collect from our independent subsidiaries may adversely affect the risk-adjusted reimbursement.
We may be subject to increased investigation and enforcement activities related to HIPAA violations.

HIPAA, as amended by the HITECH Act, requires us to adopt and maintain business procedures and systems designed to protect the privacy, security and integrity of patients' individual health information, in addition to state laws governing the privacy of patient information. We must comply with these state privacy laws to the extent that they are more protective of healthcare information or provide additional protections not afforded by HIPAA. The regulations enacting HIPAA periodically change and the last proposed change was issued in late 2022. In 2024, CMS published the Interoperability Final Rule, which affects the data standards and APIs that entities may use. Additionally, the 42 CFR Part 2 final rule issued in 2024 updating the separate confidentiality requirements for substance use disorder (SUD) records requires compliance by February 16 ,2026. Changes to these regulations may require our independent subsidiaries to modify certain policies, procedures and practices regarding the disclosure of residents’ information to the extent such records would be considered SUD records. If we fail to comply with these state and federal laws, we could be subject to criminal penalties, civil sanctions, litigation, and be forced to modify our policies and procedures, in addition to undertaking costly breach notification and remediation efforts, as well as sustaining reputational harm.

In addition to breaches of protected patient information, under HIPAA and the 21st Century Cures Act (Cures Act) and other federal regulations, healthcare entities are also required to afford patients with certain rights of access to their health information and to promote sharing of patient data between and among healthcare providers involved in the same patient's course of care. Recently, the Office for Civil Rights, the agency responsible for HIPAA enforcement, has targeted investigative and enforcement efforts on violations of patients’ rights of access, imposing significant fines for violations largely initiated from patient complaints. If we fail to comply with our obligations under HIPAA, we could face significant fines. Likewise, if we fail to comply with our obligations under the Cures Act, we could face fines from the Assistant Secretary for Technology Policy (formerly known as the Office of the National Coordinator for Health Information Technology), the agency responsible for Cures Act enforcement.
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

As discussed in detail in Item 1., under Government Regulation, sub-heading Part B Rehabilitation Requirements, several government actions have been taken in recent years to try and contain the costs of rehabilitation therapy services provided under Medicare Part B, including the MPPR, institution of annual caps, mandatory medical reviews for annual claims beyond a certain monetary threshold, and a reduction in reimbursement rates. Of specific concern has been CMS efforts to lower Medicare Part B reimbursement rates for outpatient therapy services, which are reduced by 2.83% in the CY 2025 PFS. The CY 2026 PFS represents an effort to reverse this trend and increase payments for provider services, carrying into effect the provisions of the OBBB. Any future cost-containment measures and ongoing payment changes will likely have an effect on our revenue, whether positively or negatively depending on the trend of rulemakings going forward.

The Office of the Inspector General or other regulatory authorities may choose to more closely scrutinize billing practices in areas where we operate or propose to expand, which could result in an increase in regulatory monitoring and oversight, decreased reimbursement rates, or otherwise adversely affect our business, financial condition and results of operations.

As discussed in greater detail in Item 1., under Government Regulation, Civil and Criminal Fraud and Abuse Laws and Enforcement, the OIG regularly conducts investigations regarding certain payment or compliance issues within the healthcare industry. The OIG identified SNF compliance as an issue of concern in its 2021, 2022, 2023, 2024 and 2025 semi-annual reports to Congress. In March of 2025, OIG found that, over a 3-year period, Medicare Part D improperly paid approximately $465 million for drugs that should have been reimbursed under Medicare Part A through its SNF benefits. This issue was also added to the OIG's work plan, with a focus on SNFs' compliance with Medicare Part A billing requirements for drugs that the OIG found were improperly paid by Medicare Part D. In June 2024, the OIG continued to focus on SNFs, adding the SFF Program to its Work Plan. The OIG's January 2023 study regarding SNF emergency preparedness identified the need for further oversight and addition of SNF emergency readiness to the OIG's fall 2023 work plan. In November of 2023, OIG added to its work plan an audit of nursing homes' nurse staffing hours reported in CMS's payroll-based journal, for which OIG expected to issue a report in FY 2025. Nursing homes were also a topic of discussion in the OIG’s 2023 semi-annual report to Congress, which emphasized the continued protection and oversight of care that nursing facilities provide to residents. Among other things, the OIG recommended attention to the rate of reimbursement for professional services rendered within facilities. The OIG’s reports to Congress have also recommended a reduction in the use of psychotropic drugs in nursing homes and urged CMS to evaluate the appropriateness of psychotropic drug use among residents, including the use of data to identify nursing homes with higher rates of use for potential further scrutiny and action. Based on this information, SNFs in particular are potential targets for more robust scrutiny and examination by regulators.

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

Other states that do not require certificates of need have effectively barred the expansion of existing facilities and the establishment of new ones by placing partial or complete moratoria on the number of new Medicaid beds those states will certify in certain areas or throughout the entire state. Still other states have established such stringent development standards and approval procedures for constructing new healthcare facilities that the construction of new facilities, or the expansion or renovation of existing facilities, may become cost-prohibitive or extremely time-consuming. In addition, some states require the approval of the state Attorney General for acquisition of a facility being operated by a non-profit organization. For example, in California a non-profit seller must provide written notice to the Attorney General detailing the proposed transaction. The Attorney General must then review the transaction and provide written consent (or conditional consent) before it can proceed to closing. The Attorney General's review often includes at least one public meeting to gather community input on the transaction's effects. An independent healthcare impact statement may be prepared to assess potential effects on the availability, accessibility, and affordability of healthcare services, including charity care levels, emergency services, and community benefits. The Attorney General has discretion to approve, conditionally approve, or deny the transaction.

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

Our independent subsidiaries are subject to a variety of federal and state employment-related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act that governs such matters as minimum wages, overtime and other working conditions and similar state laws such as the California Private Attorneys General Act (PAGA), the ADA and similar state laws that provide civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas, the National Labor Relations Act, regulations of the EEOC, regulations of the Office of Civil Rights, regulations of state attorney generals, family leave mandates and a variety of similar laws enacted by the federal and state governments that govern these and other employment law matters. Changes to federal and state regulations and laws are discussed in more detail in Item 1., under Government Regulation.

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

Other pending legislation, such as the HCBS Access Act, indicated a legislative priority of providing funding for care-based careers that may affect our pool of desired workers. The OBBB’s allowance for states to seek waivers allowing Medicaid to cover HCBS may also affect our business, and may signal a legislative and administrative preference for care outside of nursing facilities and other institutions, which may be obtained at a lower rate of reimbursement. Due to a change of political party control of both houses of Congress, though, other HCBS-related legislation may have a lower likelihood of passing, even if reintroduced in a subsequent congress. Rising operating costs due to labor shortages, greater compensation and incentives required to attract and retain qualified personnel and higher-than-usual inflation on items including energy, utilities, food and other goods used in our facilities and the costs for transporting these items could increase our operating cost and decrease our profits.

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

The operations of our independent subsidiaries must be licensed under applicable state law and, depending upon the type of operation, certified or approved as providers under the Medicare and/or Medicaid programs. In the process of acquiring or transferring operating assets, our operations must receive change of ownership approvals from state licensing agencies, Medicare and Medicaid as well as third-party payors. Rules regarding the disclosure of SNF facility ownership when such disclosure is required in the future may increase the scrutiny placed on companies that operate, directly or indirectly, multiple SNFs, and may subject our licensing and approval process to additional scrutiny or delays. If there are any delays in receiving regulatory approvals from the applicable federal, state or local government agencies, or the inability to receive such approvals, such delays or denials could result in delayed or lost reimbursement related to periods of service prior to the receipt of such approvals, which could negatively impact our cash position.
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
Our revenue is affected by the percentage of the patients of our independent subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability. Changes to federal law affecting Medicaid funding and availability, including the enactment of the OBBB, may materially affect our business and the operations of our independent subsidiaries. We generally receive higher reimbursement rates for high acuity patients, and payors reimburse us at different rates. For the years ended December 31, 2025 and 2024, 69.5% and 70.9% of our revenue was provided by government payors that reimburse us at predetermined rates, respectively. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our independent subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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
As discussed under Item 1., Government Regulation, the Biden-Harris Administration requested HHS and CMS conduct studies to evaluate potential staffing, data reporting, employee compensation and retention, and resident experience regulations that may result in a reduction of our revenue from Medicare and Medicaid. CMS first requested information regarding these priorities in 2022 and subsequently published further requests for information from the public in the Federal Register to aid in studies and anticipated rulemaking. Following the change in Presidential Administration and control of the Senate, both the OBBB and changes in HHS legal priorities, including the abandonment of appeals defending the Staffing Rule and interim rulemaking to stop the Staffing Rule's staffing ratios from taking effect, have resulted in the Staffing Rule being unenforceable at this time and not likely to be pursued in the future. Other rules from the Biden-Harris Administration, such as increased ownership disclosure requirements, however, remain in effect despite the fact that there is no date on which such data is required to be submitted at this time. The identification and pursuit of HHS priorities under the current Presidential Administration may continue to be unpredictable in the future. Certain results of the Biden-Harris Administration’s rulemaking, including enhanced enforcement ability, may be retained under the current Presidential Administration, as signaled by its recent decision to prohibit pre-dispute agreements to arbitrate disputes in SNF admission agreements. We continue to monitor this area and look for public disclosures from the current Presidential Administration and expected heads of HHS and CMS to better anticipate what policy priorities and changes we can expect regarding Medicare and Medicaid reimbursement, including payment models and factors affecting our independent subsidiaries’ reimbursement for the services they provide.
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
Prior to CMS’s most recent action prohibiting binding pre-dispute arbitration provisions contained in admission agreements, Congress repeatedly considered, without passage, a bill that would require, among other things, that agreements to arbitrate nursing home disputes be made after the dispute has arisen rather than before prospective patients move in, to prevent nursing home operators and prospective patients from mutually entering into a pre-admission, pre-dispute arbitration agreement. This bill, known as the Fairness in Nursing Home Arbitration Act, was introduced in the House of Representatives in 2021; the bill and its analog introduced in the Senate have never made it out of the committees to which they were referred for discussion. The Fairness in Nursing Home Arbitration Act was re-introduced in the House of Representatives on January 29, 2024, and was referred to the Committee on Ways and Means and the Committee on Energy and Commerce. No action was taken in the prior Congress following referral of the bill to those committees.
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

Through these internal inquiries, we have identified potential deficiencies in the assessment of and recordkeeping for small subsets of patients. We have assisted in implementing targeted improvements in the assessment and recordkeeping practices to make them consistent with the existing standards and policies applicable to our independent subsidiaries. We continue to monitor the measures implemented for effectiveness and perform follow-up reviews to ensure compliance. Consistent with healthcare industry accounting practices, we record any charge for refunded payments against revenue in the period in which the claim adjustment becomes known.

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

The California OHCA CMIR process may delay, and potentially ultimately prevent, the closing of certain proposed transactions. If a CMIR results in a negative finding and generates a referral to the California Attorney General, that could result in the parties not being able to conclude the proposed transaction and possibly require the subject facilities to appoint new managers. Any delay or prevention of completing transactions could have adverse effect on the operations of our independent subsidiaries. The risk of an adverse regulatory outcome, competitive harm, or potential legal action will persist until the CMIR is successfully concluded.

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

We have filed a Petition in the Superior Court of the State of California, County of Orange, seeking a declaration that the CMIR regulations violate the United States Constitution and/or the California Constitution, and is void and unenforceable as applied to us. We have requested that OHCA be ordered to withdraw the subpoena and close the inquiry, so the underlying transaction can be completed.
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
During the year ended December 31, 2025, we expanded our operations through a combination of long-term leases and real estate purchases, with the addition of 40 stand-alone skilled nursing operations, five stand-alone senior living operations and one campus operation. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage operations we may acquire in the future. Also, the newly acquired operations may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such operations quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our acquisitions, and our business may suffer.

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

As discussed in Item 1., Government Regulation, CMS provides comparative public data, rating every SNF operating in each state based upon quality-of-care indicators. Certain private organizations engage in similar monitoring and ranking activities. CMS’s system is the Five-Star Quality Rating System which gives each nursing home a rating of between one and five stars in various categories, with five-star ratings harder to obtain over time. The ratings are available on a consumer-facing website, Nursing Home Compare. In cases of acquisitions, the previous operator's clinical ratings are included in our overall Five-Star Quality Rating and the rating may not reflect the improvements we were able to make until it is recalculated. Based on CMS's guidance and regulations, we expect more data to be collected by CMS and reported on the Nursing Home Compare website in the future. Additionally, CMS's ownership transparency final rule, which requires the disclosure of SNF ownership and affiliated parties, will ultimately provide for the public disclosure of information reported to CMS under that rule when revalidation of enrollment is required at a future time to be announced by CMS. Other states, including Iowa and California, have adopted similar statutes and regulations requiring the disclosure of this information. The publicly available information disclosed as a result of these laws and rules may result in potential residents perceiving our highly rated facilities to be less desirable if they share ownership with lower rated facilities, even if the lower rated facility is a new acquisition or has a lower score for reasons beyond our control.

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
As of July 30, 2025, the Nursing Home Compare updates have been temporarily paused until October 2025 due to CMS's transition to a cloud-based system for survey data. During this pause, CMS indicated it will validate data integrity and engage in verification of reporting information for meeting quality standards. This impacts existing viewpoint of SNFs because there is no opportunity to provide new data to update scores. Further it increases the chance of audit by CMS if there are potential findings of data integrity or verification issues. Beginning in January 2026, CMS's change to the reporting of its long-stay antipsychotic medication quality measure reflecting both Medicare and Medicaid claims data, as well as Medicare Advantage data. The consequences of this measurement is expected by industry observers to cause an upward shift in reported rates of antipsychotic medication usage, with CMS applying more scrutiny to data within the MDS excluded from this specific measure.

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

In some states, the law prohibits or limits insurance coverage for the risk of punitive damages arising from professional liability and general liability claims or litigation. Other states where we operate have experienced a withdrawal of insurers from the marketplace due to prior losses, or are at risk of insurers leaving the market due to changes in the law that make it difficult for those insurers to operate within the state, such as increased caps on non-economic damages in malpractice or professional liability claims. Coverage for punitive damages is also excluded under some insurance policies. As a result, we may be liable for punitive damage awards in these states that either are not covered or are in excess of our insurance policy limits. Claims against us, regardless of their merit or eventual outcome, could also inhibit our ability to attract patients or expand our business and could require our management to devote time to matters unrelated to the day-to-day operation of our business.

With few exceptions, general, professional, workers compensation, and employee health insurance costs have also increased markedly in recent years and are expected to increase in the future. To partially offset these increases, we have increased the amounts of our self-insured retention and deductibles in connection with general and professional liability claims. We also have implemented a self-insurance program for workers compensation in all states, and elected non-subscriber status for workers compensation in Texas. Due to the nature of our business and the residents we serve, including the risk of claims from residents as well as potential governmental action, it may be difficult to complete the underwriting process and obtain insurance at commercially reasonable rates. If we are unable to obtain insurance, or if insurance becomes more costly for us to obtain, or if the coverage levels we can economically obtain decline, our business may be adversely affected.
Our self-insurance programs may expose us to significant and unexpected costs and losses.
We maintain general and professional liability insurance and workers compensation insurance through a wholly owned captive insurance subsidiary to insure our self-insurance reimbursements and deductibles as part of a continually evolving overall risk management strategy. We establish the insurance loss reserves based on an estimation process that uses information obtained from both company-specific and industry data. The estimation process requires us to continuously monitor and evaluate the life cycle of the claims. Using data obtained from this monitoring and our assumptions about emerging trends, we, along with an independent actuary, develop information about the size of ultimate claims based on our historical experience and other available industry information. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle or pay damages with respect to unpaid claims. It is possible, however, that the actual liabilities may exceed our estimates of loss. We may also experience an unexpectedly large number of successful claims or claims that result in costs or liability significantly in excess of our projections. These significant and unpredictable claims may increase in number, frequency, and amount of loss due to not being able to predictably and reliably arbitrate these disputes with our independent subsidiaries. For these and other reasons, our self-insurance reserves could prove to be inadequate, resulting in liabilities in excess of our available insurance and self-insurance. If a successful claim is made against us and it is not covered by our insurance or exceeds the insurance policy limits, our business may be negatively and materially impacted.

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

Our independent subsidiaries located in Arizona, California, and Texas account for the majority of our total revenue. As a result of this concentration, the conditions of local economies and real estate markets, changes in governmental rules, presence and participation of insurers, regulations and reimbursement rates or criteria, changes in demographics, state funding, natural disasters and acts of nature (such as fires, flooding, hurricanes and tornadoes), and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our revenue, costs and results of operations. Moreover, since over 23% of our independent subsidiaries are located in California, we are particularly susceptible to revenue loss, cost increase or damage caused by natural disasters such as electrical power shortages, fires, earthquakes or mudslides, or increased liabilities that may arise from regulations as discussed within Item 1., under Government Regulation.

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

We continue to maintain our right to inform the employees of our independent subsidiaries about our views of the potential impact of unionization upon the workplace generally and upon individual employees. Historically, the staff at our independent subsidiaries that have been approached to unionize have uniformly rejected union organizing efforts. Previous rulemaking under the Biden-Harris Administration and previously proposed legislation such as the HCBS Access Act, which increase resources for care-based jobs, may make such positions more lucrative and desirable in the future, and therefore more desirable for unions to organize these workers into their membership. The current Presidential Administration may reverse some of these orders, cause significant changes in HHS and CMS policy and rulemaking, and reduce the likelihood of successful legislation that seeks to provide more resources to creating pathways to care-based careers. The policies of the current Presidential Administration may also affect the favorability of unionization efforts before the Department of Labor. If employees successfully decide to unionize, our cost of doing business could increase, and we could experience contract delays, difficulty in adapting to a changing regulatory and economic environment, cultural conflicts between unionized and non-unionized employees, strikes and work stoppages, and we may conclude that affected facilities or operations would be uneconomical to continue operating.

Because we lease the majority of the facilities operated by our independent subsidiaries, we are subject to risks associated with leased real property, including risks relating to lease termination, lease extensions and special charges, any of which could adversely affect our business, financial position or results of operations.

As of December 31, 2025, our independent subsidiaries operated 253 of our 373 facilities under long term lease arrangements. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.

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

Our Credit Facility has a borrowing capacity of up to $600.0 million in aggregate principal amount. As of December 31, 2025 and through the filing date of this report, we had no outstanding borrowings under our Credit Facility. Twenty-three of our subsidiaries have mortgage loans insured with the Department of Housing and Urban Development (HUD) for an aggregate amount of $143.4 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The terms of the mortgage loans range from 25- to 35-years. We also have one outstanding promissory note with an aggregate principal amount of approximately $0.9 million as of December 31, 2025. The term of the note is 12 years.

In addition, we had $3.1 billion of future operating lease obligations as of December 31, 2025. We intend to continue financing our independent subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.

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

Seniors often use the proceeds of home sales to fund their admission to senior living facilities. A downturn in the housing markets, including reductions in sales prices caused by increasing mortgage interest rates, economic uncertainty, recession, or a reduction in activity in the market for residential real estate, could adversely affect seniors’ ability to afford our resident fees and entrance fees. Relatedly, a limitation of the amount of home equity that may be exempt from evaluating potential residents’ eligibility for Medicaid long-term care benefits may adversely affect the availability of our services for residents and the payer mix for our independent subsidiaries. If national or local housing markets, particularly in Arizona, California, and Texas, which are the markets that account for the majority of our total revenue, enter a persistent decline, our occupancy rates, revenues, results of operations and cash flow could be negatively impacted.
As we continue to acquire and lease real estate assets, we may not be successful in identifying and consummating these transactions.

As of December 31, 2025, we lease 38 of our properties to third-party operators. In the future, we might expand our leasing property portfolio to additional tenants. We have very limited control over the success or failure of our tenants’ and operators’ businesses and, at any time, a tenant or operator may experience a downturn in its business that weakens its financial condition. If that happens, the tenant or operator may fail to make its payments to us when due. Although our lease agreements give us the right to exercise certain remedies in the event of default on the obligations owing to us, we may determine not to do so if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches.

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
If we experience problems with our billing information systems or if issues arise with Medicare, Medicaid or other payors, we may encounter delays in our payment cycle. The changes enacted in the OBBB may impose further strain and limitation of funds available through the Medicaid programs in the states where our independent subsidiaries operate. Additionally, our independent subsidiaries may experience delay in receiving reimbursement as a result of the U.S. political environment, for example, as a result of a government shutdown. From time to time, we have experienced such delays as a result of government payors instituting planned reimbursement delays for budget balancing purposes or as a result of prepayment reviews.
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
In 41 states, including some of the largest where we operate, state Medicaid benefits are administered through MCOs. Some states seek to direct more of their Medicaid participation to these MCOs in the future as a measure to combat fraud and abuse in the Medicaid system. Typically, these MCOs manage commercial health and federal Medicare Advantage benefits under a managed care contract. Nationally, more than two-thirds of all Medicaid beneficiaries receive most or all of their care from MCOs. MCOs may be more aggressive than state Medicaid and federal Medicare agencies in denying claims or seeking recoupment of payments so that their services under these managed contracts are profitable. Additionally, restrictions on the availability and utilization of Medicaid funds under the OBBB, may result in MCOs becoming more aggressive in the denial of claims or declination of prior authorization to preserve limited Medicaid funds. The additional steps created by the use of MCOs in disbursement of funds creates more risk of delayed, reduced, or recouped payments for our independent subsidiaries, and additional avenues for risks that include fines and other sanctions, including suspension or exclusion from participation in various governmental programs.
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
We are a holding company with no operations and rely upon our multiple independent subsidiaries to generate revenue and provide us with the funds necessary to meet our financial obligations. Liabilities of any one or more of our subsidiaries could be imposed upon us or our other subsidiaries.

We are a holding company with no direct operating assets, employees or revenue. Each of our independent subsidiaries is operated through a separate, wholly owned, independent subsidiary, which has its own management, employees and assets. Our principal assets are the equity interests we directly or indirectly hold in our multiple operating and real estate holding subsidiaries. As a result, we are dependent upon distributions from our subsidiaries to generate the funds necessary to meet our financial obligations and pay dividends. Our subsidiaries are legally distinct from us and have no obligation to make funds available to us. The ability of our subsidiaries to make distributions to us will depend substantially on their respective operating results and will be subject to restrictions under, among other things, the laws of their jurisdiction of organization, which may limit the amount of funds available for distribution to investors or stockholders, agreements of those subsidiaries, the terms of our financing arrangements and the terms of any future financing arrangements of our subsidiaries.
Our implementation of a new enterprise resource planning (ERP) system may adversely affect our business and results of operations or the effectiveness of our internal controls over financial reporting.

In January 2026, we implemented a new ERP system designed to unify our existing processes, enhance access to real-time operational data, and ensure we are fully equipped to support future growth. This implementation involves significant complexity, including data migration, system integration, process redesign, and requires significant resources and changes to business and financial processes. However, implementation carries risks such as operational disruptions and delays and could adversely affect our ability to operate our business. Any material weakness in the design and implementation of the new ERP system could also result in potentially materially higher costs than we had incurred previously and otherwise negatively impact our financial reporting and internal controls. Any of these consequences could have a material adverse effect on our results of operations and financial condition.

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

Standard Bearer currently operates, and intends to continue to operate, in a manner that allows it to qualify to be taxed as a REIT for U.S. federal income tax purposes. If Standard Bearer fails to remain qualified to be taxed as a REIT in any year, it would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to its stockholders would not be deductible by it in computing its taxable income. Any resulting corporate liability could be substantial and would reduce the amount of cash available for distribution to its stockholders. Unless it was entitled to relief under certain Code provisions, it also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which it failed to qualify to be taxed as a REIT.

Legislative or other actions affecting REITs could have a negative effect on Standard Bearer.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (Treasury). Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect Standard Bearer's investors or Standard Bearer. We cannot predict how changes in the tax laws, including any tax reform called for by the current presidential administration, might affect Standard Bearer or its investors. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect its ability to qualify to be taxed as a REIT or the U.S. federal income tax consequences to Standard Bearer or its investors of such qualification. Changes to the U.S. federal tax laws and interpretations thereof, could adversely affect an investment in our stock. Additionally, REITs that are related to our operation or those operations of our independent subsidiaries will likely be subject to the disclosure requirements of CMS's ownership transparency final rule (and analogous state rules), and may subject these REITs to additional public scrutiny.

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

Even if Standard Bearer remain qualified for taxation as a REIT, it may be subject to certain U.S. federal, state, and local taxes on its income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes. For example, Standard Bearer may hold some of its assets or conduct certain of its activities through one or more taxable REIT subsidiaries or other subsidiary corporations that will be subject to U.S. federal, state, and local corporate-level income taxes as regular C corporations. In addition, it may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s-length basis. Any of these taxes would decrease cash available for distribution to its stockholders.

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

Incident Management Plan
Our cybersecurity incident management plan comprises the following six-step process:
•The Service Center's Chief Information Officer and Chief Information Security Officer oversee its ISO team in the development, documentation, review and testing of security procedures and incident management procedures. Beyond initial creation, procedures are continually re-assessed, updated and tested on an ongoing basis.
•The ISO team works with the Executive Team on the identification, assessment, verification and classification of incidents to determine affected stakeholders and appropriate parties for contact.
•The Service Center's Chief Information Officer and Chief Information Security Officer are responsible for launching the Incident Response Team (IRT) if necessary and for notification to the Executive Team, who in turn will contact the Board of Directors and the Audit Committee to validate that the response is being addressed appropriately.
•The IRT, in consultation with outside experts if needed, is responsible for the following:
•Initial containment by making tactical changes to the computing environment to mitigate active threats based on currently known information.
•Analysis to establish the root cause of incidents, identification and evidence collection from all affected machines and log sources, threat intelligence and other information sources. Once all appropriate information has been collected, we perform a careful analysis using forensically sound tools and methods to prevent any contamination of evidence.
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

We have not experienced a material cybersecurity breach. While we have implemented processes and procedures that we believe are tailored to address and mitigate the cybersecurity threats that our company faces, there can be no assurances that such an incident will not occur despite our efforts, as more fully described in Item 1A. Risk Factors.

GOVERNANCE

Our Audit Committee receives quarterly reports on our information security and cyber fraud prevention programs from the Service Center's Chief Information Officer and Chief Information Security Officer, who each have over 24 years of experience in IT, including various leadership roles at other large corporations. One of the three members of our Audit Committee is a cybersecurity expert.

The ISO has been established by the Service Center's Chief Information Officer, with dedicated cyber security staff focusing on security monitoring, vulnerability management, incident response, risk assessments, employee training, security engineering and management of cyber security policies, standards and regulatory compliance. Like many organizations, we align to a Cyber Security Framework and take a risk-based approach during control assessment and implementation. We align to the National Institute of Standards and Technology (NIST) Special Publication 800-53 Revision 5, a globally recognized cyber security framework of Policies, Standards and Controls is comprised of five categories of defense – Identify, Protect, Detect, Respond and Recover. We are committed to the protection of our data, systems, network and continually invest in enhancements to mitigate or reduce the impact from a cyber security threat. We conduct periodic tests to maintain readiness and resiliency while regularly reviewing policies in the interest of protecting data security. External companies or agencies may be called upon to provide consulting, guidance, assistance, or some other form of support in response to a cybersecurity incident. The regular training of employees, at least annually, on the ever-present threat of cybersecurity helps maintain data security.

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

Operating Facilities — We operate 373 independent subsidiaries in Alabama, Alaska, Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oregon, South Carolina, Tennessee, Texas, Utah, Washington and Wisconsin, with the operational capacity to serve approximately 41,000 patients as of December 31, 2025. Of the 373 facilities, we operate 253 facilities under long-term lease arrangements and have options to purchase 8 of those 253 facilities. The results of our independent subsidiaries are reflected in our skilled services segment for our skilled nursing operations and in the "All Other" category for our senior living operations. For more information about our subsequent acquisitions, see Part II., Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth the location of our facilities and the number of operational beds and units located at our skilled nursing, senior living and campus facilities as of December 31, 2025:

	Facility Counts				Bed / Unit Counts
	Skilled Operations	Senior Living Communities	Campus Operations(1)	Total	Skilled Operational Beds	Senior Living Units	Total Beds / Units
Texas	79	1	5	85	10,242	605	10,847
California	78	4	3	85	8,198	378	8,576
Arizona	34	1	6	41	5,170	891	6,061
Colorado	33	5	1	39	3,541	633	4,174
Utah	26	2	1	29	2,412	163	2,575
Washington	17	1	—	18	1,608	98	1,706
Idaho	14	—	1	15	1,301	21	1,322
Kansas	4	—	8	12	883	251	1,134
Tennessee	11	—	—	11	1,122	—	1,122
South Carolina	9	—	—	9	1,126	—	1,126
Iowa	7	—	2	9	602	31	633
Nebraska	4	1	3	8	496	199	695
Wisconsin	4	—	—	4	302	—	302
Nevada	3	—	—	3	483	—	483
Alaska	1	1	—	2	146	82	228
Alabama	2	—	—	2	181	—	181
Oregon	—	—	1	1	98	50	148
	326	16	31	373	37,911	3,402	41,313
(1) Campuses represent facilities that offer both skilled nursing and senior living services.

The following table provides summary information regarding the location of our facilities, operational beds and units by property type as of December 31, 2025:

	Operated Facilities
	Leased without a Purchase Option		Leased with a Purchase Option		Owned		Total
	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units	Facilities	Beds/Units
Texas	56	6,975	2	220	27	3,652	85	10,847
California	73	7,243	—	—	12	1,333	85	8,576
Arizona	24	3,515	—	—	17	2,546	41	6,061
Colorado	29	3,088	1	125	9	961	39	4,174
Utah	12	1,314	2	159	15	1,102	29	2,575
Washington	12	1,085	—	—	6	621	18	1,706
Idaho	9	732	—	—	6	590	15	1,322
Kansas	2	147	3	325	7	662	12	1,134
Tennessee	8	822	—	—	3	300	11	1,122
South Carolina	4	582	—	—	5	544	9	1,126
Iowa	6	399	—	—	3	234	9	633
Nebraska	5	364	—	—	3	331	8	695
Wisconsin	—	—	—	—	4	302	4	302
Nevada	3	483	—	—	—	—	3	483
Alaska	—	—	—	—	2	228	2	228
Alabama	2	181	—	—	—	—	2	181
Oregon	—	—	—	—	1	148	1	148
	245	26,930	8	829	120	13,554	373	41,313
Real Estate Properties — As of December 31, 2025, we owned 158 real estate properties in Alaska, Arizona, California, Colorado, Idaho, Iowa, Kansas, Nebraska, Nevada, Oregon, South Carolina, Tennessee, Texas, Utah, Washington and Wisconsin, which include 120 of the 373 facilities that we operate and manage. Of our 158 real estate properties, 38 operations are leased to and operated by third-party operators. One senior living facility is located on the same real estate property as a skilled nursing facility that we own and operate. We further own the real estate property of our Service Center's California location and continue to lease a portion of the office space to third-party tenants. Our Standard Bearer segment reflects the results of operations for 152 of the 158 owned real estate properties.

The following table provides summary information regarding the location of our owned and operated real estate properties as of December 31, 2025:

	Facility Counts				Bed / Unit Counts
	Skilled Operations	Senior Living Communities	Campus Operations(1)	Total	Skilled Operational Beds	Senior Living Units	Total Beds / Units
Texas	22	1	4	27	3,077	575	3,652
Arizona	12	—	5	17	2,052	494	2,546
Utah	15	—	—	15	1,102	—	1,102
California	11	—	1	12	1,291	42	1,333
Colorado	6	3	—	9	592	369	961
Kansas	2	—	5	7	495	167	662
Washington	6	—	—	6	621	—	621
Idaho	6	—	—	6	590	—	590
South Carolina	5	—	—	5	544	—	544
Wisconsin	4	—	—	4	302	—	302
Nebraska	1	1	1	3	171	160	331
Tennessee	3	—	—	3	300	—	300
Iowa	3	—	—	3	234	—	234
Alaska	1	1	—	2	146	82	228
Oregon	—	—	1	1	98	50	148
	97	6	17	120	11,615	1,939	13,554
(1) Campuses represent facilities that offer both skilled nursing and senior living services.

The following table provides summary information regarding the location of our owned real estate properties as of December 31, 2025:

	Owned and Operated by Ensign(1)	Owned and Leased to Third-Party Operators(1)	Service Center	Total Properties(1)
Texas(1)	27	9	—	35
Wisconsin	4	22	—	26
Arizona	17	1	—	18
Utah	15	—	—	15
California	12	2	1	15
Colorado	9	—	—	9
Washington	6	3	—	9
Kansas	7	—	—	7
Idaho	6	—	—	6
South Carolina	5	—	—	5
Iowa	3	—	—	3
Nebraska	3	—	—	3
Tennessee	3	—	—	3
Alaska	2	—	—	2
Oregon	1	—	—	1
Nevada	—	1	—	1
	120	38	1	158
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
We, on behalf of our independent subsidiaries, received a Civil Investigative Demand (CID) from the U.S. Department of Justice (DOJ) in January of 2024 indicating that the DOJ is investigating the Company to determine whether claims have been submitted to Medicare and Texas Medicaid for services which were unnecessary or otherwise not consistent with existing reimbursement requirements. The CID covers the period from January 1, 2016 to the present. As a general matter, our independent subsidiaries maintain policies and procedures to promote compliance with all applicable Medicare and Medicaid requirements, including but not limited to those relating to the presentation of claims for reimbursement for services provided. We are fully cooperating with the DOJ in response to the CID. However, we cannot predict the outcome of the investigation or its potential impact on the consolidated financial statements.

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
We and our independent subsidiaries have been, and continue to be, subject to claims, findings and legal actions that arise in the ordinary course of the various businesses, including in connection with the delivery of healthcare and non-healthcare services. These claims include but are not limited to potential claims related to patient care and treatment (professional negligence claims) as well as employment related claims. In addition, these claims could impact our ability to procure insurance to cover our exposure related to the various services provided by our independent subsidiaries to their residents, customers and patients. In 2025, we agreed to settle substantially all alleged wage, hour or labor code-related violations asserted on a class or representative basis against our independent subsidiaries in California for purported violations occurring during the six year period ending December 2025, for $12.0 million, pending court approval. While we have been able to settle or otherwise resolve many of these types of claims without an ongoing material adverse effect on our business, a significant increase in the number of these claims, or an increase in the amounts owed should plaintiffs be successful in their prosecution of remaining or future claims, could materially adversely affect our business, financial condition, results of operations and cash flows.

From time to time, various state or Federal agencies may issue requests for information, including but not limited to a subpoena. As an example, OHCA is currently conducting a CMIR with respect to specific components of a proposed transaction involving three of our California operations. We provided OHCA with requested information regarding specific components of the proposed transaction as part of the CMIR. We have been unable to effect resolution including attempts to narrow the scope, and limit the requests to our independent subsidiaries operating in California. We have filed a Petition in the Superior Court of the State of California, County of Orange, seeking a declaration that the CMIR regulations violate the United States Constitution and/or the California Constitution, and is void and unenforceable as applied to us. We also have requested that OHCA be ordered to withdraw the subpoena and close the inquiry, so the underlying transaction can be completed.
Both government and private pay sources have instituted cost-containment measures designed to limit payments made to providers of healthcare services, and there can be no assurance that future measures designed to limit payments made to providers will not adversely affect us.
Medicare Revenue Recoupments — We and our independent subsidiaries are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments resulting from reviews conducted via RAC, and various Program Safeguard Contractors and Medicaid Integrity Contractors (collectively referred to as Reviews). Reviews vary in claim selection size and processes, ranging from a single episode/claim to larger, multi-claim batches; and from single rounds of review to reviews of multiple rounds with pass/fail criteria. If an operation has a significant error or fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. We anticipate that these Reviews could increase in frequency in the future. As of December 31, 2025, and through the filing date of this report, 25 of our independent subsidiaries had multi-claim Reviews scheduled or in process.

Item 4.     MINE SAFETY DISCLOSURES

    None.
PART II.
Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information

Our common stock is traded under the symbol “ENSG” on the NASDAQ Global Select Market. As of January 30, 2026, there were approximately 392 holders of record of our common stock.

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

The graph below shows the cumulative total stockholder return of investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2020 in (i) our common stock, (ii) the NASDAQ Composite Index, (iii) our peer group and (iv) the S&P 400 Healthcare Sector. Our stock price performance shown in the graph below is not indicative of future stock price performance.

The S&P 400 Healthcare Sector has been added to the performance graph for the fiscal year ended December 31, 2025, and we plan to include it in the future filings, as we believe the S&P 400 Health Care Sector provides a broader and more representative public industry index that includes companies operated within the healthcare industry.

COMPARISON OF 60 MONTH CUMULATIVE TOTAL RETURN*
Among Ensign Group, the NASDAQ Composite Index, Our Peer Group and the S&P 400 Healthcare Sector
December 2025
*Assumes $100 invested on December 31, 2020 in stock in index, including reinvestment of dividends.
Fiscal year ended December 31.

	2020	2021	2022	2023	2024	2025
The Ensign Group, Inc.	$100.00	$115.42	$130.38	$154.95	$183.82	$241.38
NASDAQ Composite Index	100.00	122.18	82.43	119.22	154.48	187.14
Peer Group(1)	100.00	104.69	88.97	115.61	159.88	228.38
S&P 400 Health Care	100.00	111.35	89.02	89.48	94.19	99.29
(1) The current composition of our Peer Group is as follows: Amedysis, Inc., CareTrust REIT Inc., Encompass Healthcare Corp., LTC Properties, Inc., National Healthcare Corporation, National Health Investors, Inc., Omega Healthcare Investors, Inc., PACS Group, Inc., Select Medical Holdings Corp. and Welltower Inc.
Dividend Policy
We do not have a formal dividend policy, but we currently intend to continue to pay regular quarterly dividends to the holders of our common stock. We have been a dividend-paying company since 2002 and have increased our dividend every year for the last 23 years.
Issuer Repurchases of Equity Securities
Stock Repurchase Programs — On May 15, 2025, the Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from June 16, 2025. During the year ended December 31, 2025, we did not repurchase any shares pursuant to this stock repurchase program.
On February 21, 2025, the Board of Directors approved a stock repurchase program pursuant to which we were authorized to repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from March 26, 2025. During the year ended December 31, 2025, we repurchased 157 shares of our common stock for $20.0 million. This repurchase program expired upon the repurchase of the fully authorized amount under the plan and is no longer in effect.

A summary of the repurchase activity for the year ended December 31, 2025 (dollars in millions, shares in thousands, except per share amounts):

Period	Total Number of Shares Repurchased(1)	Average Price Per Share(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
First quarter of 2025	84	$128.33	$9.2
Second quarter of 2025	73	$125.94	$20.0
Third quarter of 2025	—	$—	$20.0
October 1 to October 31, 2025	—	$—	$20.0
November 1 to November 30, 2025	—	$—	$20.0
December 1 to December 31, 2025	—	$—	$20.0
(1) These purchases were effectuated through a Rule 10b5-1 trading plan adopted by the Company on February 21, 2025.
(2) The average price paid per share excludes any broker commissions.
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
Item 6.     [RESERVED]

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K. See Part I.Item 1A., Risk Factors and Cautionary Note Regarding Forward-Looking Statements.
For discussion of 2023 items and year-over-year comparisons between 2024 and 2023 that are not included in this 2025 Form 10-K, refer to “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” found in our Form 10-K for the year ended December 31, 2024, that was filed with the Securities and Exchange Commission on February 5, 2025.
Overview
We are a provider of health care services across the post-acute care continuum. We engage in the operation, ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare related properties and ancillary businesses located in 17 states. Our independent subsidiaries, each of which strive to be the operation of choice in the communities they serve, provide a broad spectrum of services. As of December 31, 2025, we offered skilled nursing, long term acute care, senior living and rehabilitative care services through 373 skilled nursing and senior living facilities. Our real estate portfolio includes 158 owned real estate properties, which includes 120 facilities operated and managed by us, 38 operations leased to and operated by third-party operators and the Service Center location. Of the 38 third-party operations, one senior living operation is located on the same real estate property as a skilled nursing operation that we own and operate.

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
Operational Update — Our combined Same Facilities and Transitioning Facilities occupancy increased by 2.7% compared to the same period in 2024. Our focus on rebuilding census resulted in Same Facilities occupancy of 82.9% during the year ended December 31, 2025 compared to 80.9% in the same period in 2024. These results were possible due to the innovative approaches and strategic partnerships which supported our multiple year growth in occupancy improvements and continue to enable us to gain additional market share. These key initiatives together with our dedication to our cultural and operational fundamentals resulted in strong 2025 results.
Operational Expansions — During the year ended December 31, 2025, we expanded our operations with the addition of 40 stand-alone skilled nursing operations, five stand-alone senior living operations and one campus operation. These new operations added a total of 4,175 operational skilled nursing beds and 313 operational senior living units operated by our independent subsidiaries. Subsequent to December 31, 2025, we expanded our operations with the addition of five stand-alone skilled nursing operations that added 582 operational skilled nursing beds operated by our independent subsidiaries. Standard Bearer had previously purchased the real estate for two of these operations, which were subsequently transferred from a third-party operator to the our independent subsidiaries. Additionally, we invested in new ancillary services that are complementary to our existing businesses.
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
During the year ended December 31, 2025, Standard Bearer added $314.2 million of real estate associated with 25 stand-alone skilled nursing operations, one stand-alone senior living operation and two campus operations. Four of the acquisitions were related to exercising purchase options from CareTrust REIT, Inc. (CareTrust) lease arrangements where our independent subsidiaries have been operating and managing these locations. Of these additions, four stand-alone skilled nursing operations are leased to third-party operators and the remaining additions are operated by our independent subsidiaries. Our existing relationships with third-party operators within our industry have allowed us to expand our growing REIT structure to operators outside of our organization.
As of December 31, 2025, the fair value of Standard Bearer's real estate portfolio is approximately $1.7 billion. The fair value was determined by a third-party independent valuation specialist and incorporated each property's rental income, capitalization rate, rental yield rate and discount rate.
Subsequent to December 31, 2025, Standard Bearer added approximately $18.1 million of real estate associated with two stand-alone skilled nursing operations, as discussed above, where all of the stand-alone skilled nursing facilities were leased back to our independent subsidiaries. In addition, Standard Bearer had previously purchased the real estate for two of stand-alone skilled nursing operations, which were subsequently transferred from a third-party operator to the Company’s independent subsidiaries.

Insignia Pathway - In November 2025, we donated $10.0 million to Insignia Pathway, a non-profit organization formed in 2024 with a mission to empower, support and expand the post-acute care workforce. Insignia Pathway is dedicated to inspiring the current and next generation to choose careers in this essential field. In its first year of operation, the charity awarded over $1.0 million in grants to Registered Nurses from 23 countries who have committed to work for U.S.-based skilled nursing providers. In total, we have donated $45.0 million to Insignia Pathway since its formation.
Common Stock Repurchase Program — On February 21, 2025, the Board of Directors approved a stock repurchase program pursuant to which we were authorized to repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from March 26, 2025. During the year ended December 31, 2025, we repurchased 157 shares of our common stock for $20.0 million. This repurchase program expired upon the repurchase of the fully authorized amount under the plan and is no longer in effect.
On May 15, 2025, the Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from June 16, 2025. During the year ended December 31, 2025, we did not repurchase any shares pursuant to this stock repurchase program.
Litigation — During the year ended December 31, 2025, we agreed to settle all alleged wage, hour or labor code-related violations asserted on a class or representative basis against our independent subsidiaries in California for purported violations occurring during the six year period ending December 2025, for $12.0 million, pending court approval.
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

	Year Ended December 31,
Skilled Mix:	2025	2024
Days	30.7%	29.9%
Revenue	49.4%	48.6%
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

The following table summarizes our overall occupancy statistics for skilled nursing operations for the periods indicated:

	Year Ended December 31,
Occupancy for skilled services:	2025	2024
Operational beds at end of period	37,911	33,547
Available patient days	13,134,528	11,710,297
Actual patient days	10,795,373	9,431,825
Occupancy percentage (based on operational beds)	82.2%	80.5%
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

Standard Bearer — We generate rental revenue primarily by leasing post-acute care properties that we acquired to healthcare operators under triple-net lease arrangements, whereby the tenants are solely responsible for the costs related to the property, including property taxes, insurance and maintenance and repair costs, subject to certain exceptions. As of December 31, 2025, our real estate portfolio within Standard Bearer is comprised of 152 real estate properties. Of these properties, 116 are leased to our independent subsidiaries and 37 are leased to facilities wholly-owned and managed by third-party operators. Of those 37 operations, one senior living operation is located on the same real estate property as a skilled nursing operation that an independent subsidiary operates. During the year ended December 31, 2025, we generated rental revenues of $126.9 million, of which $107.6 million was derived from our independent subsidiaries and therefore eliminated in consolidation.
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
Self-insurance for general and professional liability — The self-insured retention and deductible limits for general and professional liability for all states, except Kansas, are self-insured through our wholly owned captive insurance subsidiary (the Captive Insurance), the related assets and liabilities of which are included in the accompanying consolidated balance sheets. Our general and professional liability as of the years ended December 31, 2025 and 2024 was $186.8 million and $160.1 million, respectively.
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
RESULTS OF OPERATIONS
We believe we exist to dignify and transform post-acute care. We set out a strategy to achieve our goal of ensuring our patients are receiving the best possible care through our ability to acquire, integrate and improve our operations. Our results serve as a strong indicator that our strategy is working and our transformation is underway. Over the last five years, our total revenue increased by $2.7 billion, or 111%, representing a 16% compound annual growth rate (CAGR) while our diluted GAAP earning per share (EPS) grew by $2.78 from 2020 to 2025, representing a 14% CAGR.
Our total revenue for the year ended December 31, 2025 increased $797.4 million, or 18.7%, compared to the year ended December 31, 2024. Throughout 2025, we have continued to make progress on targeted initiatives related to increasing occupancy and the level of acuity and complexity of the patients we serve in our facilities, attracting and developing our people and acquiring underperforming skilled nursing operations and integrating them with our proven cultural and operational principles. During the year ended December 31, 2025, we added 46 new operations. We consistently experience healthy growth in both revenue and overall results as we continue to work diligently with existing and recently acquired operations so that each operation can reach its full clinical and financial potential.
Our Same Facilities occupancy increased by 2.5% to 82.9% during the year ended December 31, 2025 compared to the same period in 2024, demonstrating our ability to gain additional market share even at our more mature operations. Further, our Transitioning Facilities occupancy increased by 4.2% to 84.2% compared to the same period in 2024, highlighting our ability to organically grow and transform underperforming operations that we have acquired.
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
Our strength remains in our operating model, which empowers each operator to form their own market-specific strategy and adjust to the needs of their local medical communities, including methods for attracting new healthcare professionals into our workforce and retaining and developing existing staff. As we continue to execute on core fundamentals, we continue to see positive trends on both turnover and agency usage across our operations. During 2025, we added over 6,700 full-time equivalent team members, or 17%, to our independent subsidiaries and the Service Center.

The following table sets forth details of operating results for our revenue, expenses and earnings, and their respective components, as a percentage of total revenue for the periods indicated:

	Year Ended December 31,
	2025	2024

REVENUE:
Service revenue	99.5%	99.5%
Rental revenue	0.5	0.5
TOTAL REVENUE	100.0%	100.0%
Expenses:
Cost of services	79.5	79.3
Rent—cost of services	4.7	5.1
General and administrative expense	5.3	5.3
Depreciation and amortization	2.1	1.9
TOTAL EXPENSES	91.6%	91.6%
Income from operations	8.4	8.4
Other income (expense):
Interest expense	(0.2)	(0.2)
Interest income	0.5	0.7
Other income	0.3	0.2
OTHER INCOME, NET	0.6%	0.7%
Income before provision for income taxes	9.0	9.1
Provision for income taxes	2.2	2.1
NET INCOME	6.8%	7.0%
Less: net income attributable to noncontrolling interests	—	—
Net income attributable to The Ensign Group, Inc.	6.8%	7.0%

	Year Ended December 31,
	2025	2024

SEGMENT INCOME(1)	(In thousands)
Skilled services	$616,397	$518,463
Standard Bearer(2)	37,623	29,335
NON-GAAP FINANCIAL MEASURES:
PERFORMANCE METRICS
Adjusted EBT	$515,860	$427,976
EBITDA	543,132	449,284

Adjusted EBITDA	602,350	490,392
FFO for Standard Bearer	75,222	58,632

VALUATION METRICS
Adjusted EBITDAR	$841,662
(1) Segment income represents operating results of the reportable segments excluding gain and loss on sale of assets, real estate insurance recoveries and losses, impairment charges and provision for income taxes. Included in segment income for Standard Bearer are expenses for intercompany management fees between Standard Bearer and the Service Center and intercompany interest expense. Segment income is reconciled to the Consolidated Statement of Income in Note 7, Business Segments in Notes to Financial Statements of this Annual Report on Form 10-K.
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

Adjusted EBITDA is EBITDA adjusted for the same non-core business items as listed in Adjusted EBT, except for amortization of patient base intangible assets and write off of deferred financing fees.

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

The table below reconciles income before provision for income taxes to Adjusted EBT for the periods presented:

	Year Ended December 31,
	2025	2024

Consolidated statements of income data:	(In thousands)
Income before provision for income taxes	$455,622	$386,094
Stock-based compensation expense	48,299	36,226
Litigation(1)	12,000	(1,425)
(Gain) loss on business interruption recoveries and long-lived assets, net	(3,285)	2,335
Gain on other investments(2)	(2,437)	—
Acquisition related costs(3)	2,211	1,019
Costs incurred related to system implementations	2,430	2,953
Depreciation and amortization - patient base(4)	1,020	574
Interest expense - write off deferred financing fees(5)	—	200
ADJUSTED EBT	$515,860	$427,976
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
(5) Represents the write off of deferred financing fees associated with mortgage loans.

The table below reconciles net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods presented:

	Year Ended December 31,
	2025	2024

Consolidated statements of income data:	(In thousands)
Net income	$344,264	$298,458
Less: Net income attributable to noncontrolling interests	293	485
Interest income	24,512	28,749
Add: Provision for income taxes	111,358	87,636
Depreciation and amortization	104,327	84,138
Interest expense	7,988	8,286
EBITDA	$543,132	$449,284
Adjustments to EBITDA:
Stock-based compensation expense	48,299	36,226
Litigation(1)	12,000	(1,425)
(Gain) loss on business interruption recoveries and long-lived assets, net	(3,285)	2,335
Gain on other investments(2)	(2,437)	—
Acquisition related costs(3)	2,211	1,019
Costs incurred related to system implementations	2,430	2,953
ADJUSTED EBITDA	$602,350	$490,392
Rent—cost of services	239,312	216,016
ADJUSTED EBITDAR	$841,662

(1) Represents specific proceedings and adjustments arising outside of the ordinary course of business.
(2) Represents gains on the sale of investments that are not part of our core business operations. These investments have no observable market prices and are held at historical cost basis until sold or impaired.
(3) Represents costs incurred to acquire operations that are not capitalizable.

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
The following tables set forth details of operating results for our revenue and earnings, and their respective components, by our reportable segment for the periods indicated.

	Year Ended December 31, 2025
	Skilled Services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$4,837,809	$126,930	$232,846	$(139,744)	$5,057,841
Total expenses, including other income, net	4,221,412	89,307	430,171	(139,744)	4,601,146
Segment income (loss)	616,397	37,623	(197,325)	—	456,695
Loss on long-lived assets					(1,073)
Income before provision for income taxes					$455,622

	Year Ended December 31, 2024
	Skilled Services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$4,076,825	$95,086	$192,881	$(104,307)	$4,260,485
Total expenses, including other income, net	3,558,362	65,751	352,250	(104,307)	3,872,056
Segment income (loss)	518,463	29,335	(159,369)	—	388,429
Loss on long-lived assets					(2,335)
Income before provision for income taxes					$386,094

Our total revenue increased by $797.4 million, or 18.7%, compared to the year ended December 31, 2024. The increase in revenue was primarily driven by an increase in occupancy of 2.5% and 4.2% from our skilled services in Same Facilities and Transitioning Facilities, respectively, coupled with increasing skilled mix and daily revenue rates. In addition, our Recently Acquired Facilities revenue increased by $489.2 million, when compared to the same period in 2024.

Revenue

The following tables present the skilled services revenue and key performance metrics by category during the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Change	% Change

TOTAL FACILITY RESULTS:	(Dollars in thousands)
Skilled services revenue	$4,837,809	$4,076,825	$760,984	18.7%
Number of facilities at period end	326	286	40	14.0%
Number of campuses at period end(1)	31	30	1	3.3%
Actual patient days	10,795,373	9,431,825	1,363,548	14.5%
Occupancy percentage — Operational beds	82.2%	80.5%	1.7%	2.1%
Skilled mix by nursing days	30.7%	29.9%	0.8%	2.7%
Skilled mix by nursing revenue	49.4%	48.6%	0.8%	1.6%

	Year Ended December 31,
	2025	2024	Change	% Change

SAME FACILITY RESULTS:(2)(5)	(Dollars in thousands)
Skilled services revenue	$3,424,421	$3,214,896	$209,525	6.5%
Number of facilities at period end	210	210	—	—%
Number of campuses at period end(1)	25	25	—	—%
Actual patient days	7,579,892	7,382,176	197,716	2.7%
Occupancy percentage — Operational beds	82.9%	80.9%	2.0%	2.5%
Skilled mix by nursing days	32.3%	31.1%	1.2%	3.9%
Skilled mix by nursing revenue	51.2%	49.5%	1.7%	3.4%

	Year Ended December 31,
	2025	2024	Change	% Change

TRANSITIONING FACILITY RESULTS:(3)	(Dollars in thousands)
Skilled services revenue	$760,325	$697,529	$62,796	9.0%
Number of facilities at period end	48	48	—	—%
Number of campuses at period end(1)	2	2	—	—%
Actual patient days	1,703,570	1,639,695	63,875	3.9%
Occupancy percentage — Operational beds	84.2%	80.8%	3.4%	4.2%
Skilled mix by nursing days	29.6%	27.8%	1.8%	6.5%
Skilled mix by nursing revenue	50.8%	48.6%	2.2%	4.5%

	Year Ended December 31,
	2025	2024	Change	% Change

RECENTLY ACQUIRED FACILITY RESULTS:(4)	(Dollars in thousands)
Skilled services revenue	$653,063	$163,826	$489,237	NM
Number of facilities at period end	68	28	40	NM
Number of campuses at period end(1)	4	3	1	NM
Actual patient days	1,511,911	407,872	1,104,039	NM
Occupancy percentage — Operational beds	76.9%	73.9%	NM	NM
Skilled mix by nursing days	23.9%	17.6%	NM	NM
Skilled mix by nursing revenue	38.3%	28.9%	NM	NM
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
(3)Transitioning Facility results represent all facilities purchased from January 1, 2022 to December 31, 2023.
(4)Recently Acquired Facility results represent all facilities purchased on or subsequent to January 1, 2024.
(5)Skilled services revenue and key performance metrics for a closed facility were not material and has been excluded from Same Facilities results during the year ended December 31, 2024. The facility was closed in 2024 as the program was transitioned from an intermediate care facility to a group home setting.

Skilled services revenue increased $761.0 million, or 18.7%, compared to the year ended December 31, 2024. The increases in skilled services revenue were across all payer types, primarily driven by strong occupancy and skilled mix performance across our skilled services operations. Our consolidated occupancy increased by 2.1% to 82.2% during the year ended December 31, 2025 compared to the same period in 2024 across all payors, with an increase in skilled days from our operations within Same Facilities and Transitioning Facilities.
Revenue in our Same Facilities increased $209.5 million, or 6.5%, compared to the year ended December 31, 2024, due to increased occupancy from strong skilled days and revenue per patient day. Our continuous efforts to strengthen our partnerships with various managed care organizations, hospitals and local communities increased our managed care revenue by 9.3%, resulting from an increase in managed care days and revenue per patient day. We continued to grow our Medicare patient population in addition to capturing market share in the increases in Medicare Advantage enrollments of the overall Medicare eligible population. Our Medicare revenue increased by 4.1% due to an increase in Medicare days and revenue per day. In addition, our other skilled revenue has continued to increase as we support the needs of local communities through the expansion of the Veterans Affairs programs.
Revenue in our Transitioning Facilities increased $62.8 million, or 9.0%, compared to the year ended December 31, 2024, due to improved occupancy growth, increases in skilled mix days and revenue per patient day. The increases in revenue were derived from managed care revenue of 19.9%, Medicaid revenue of 7.0% and private revenue of 29.5%. The increases are a result of an increase in patient days across all payer types, which reflect our operational fundamentals as we continue to transition and integrate these facilities.
Revenue in our Recently Acquired Facilities increased $489.2 million, compared to the year ended December 31, 2024. The 41 operational expansions between January 1, 2025 and December 31, 2025 across 14 states contributed $339.8 million of the total increase.
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

The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate (1):

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2025	2024	2025	2024	2025	2024	2025	2024

SKILLED NURSING AVERAGE DAILY REVENUE RATES
Medicare	$794.60	$756.42	$867.32	$824.75	$733.57	$640.67	$800.94	$767.72
Managed care	580.98	555.22	612.73	569.70	563.86	475.65	583.47	555.37
Other skilled	647.55	627.88	602.64	560.62	702.70	657.94	647.69	620.42
Total skilled revenue	668.90	639.75	730.74	695.94	660.49	577.33	677.40	647.28
Medicaid	306.45	297.15	295.11	282.49	331.49	303.57	308.27	294.78
Private and other payors	296.84	277.27	313.66	285.73	346.37	301.84	308.27	280.24
Total skilled nursing revenue	$422.67	$401.49	$425.65	$397.59	$412.24	$351.38	$421.69	$398.66
(1) The rates are based on contractually agreed-upon amounts or rates, excluding the estimates of variable consideration under the revenue recognition standard, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606.

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 5.0% and 5.2%, respectively, compared to the year ended December 31, 2024. The increases are attributable to the 4.2% and 3.2% net market basket increase that became effective in October 2024 and October 2025, respectively, as well as a shift toward higher acuity patients. As hospitals continue to discharge individuals with more complex medical conditions to skilled nursing facilities, we are experiencing a greater proportion of higher acuity patients, which necessitates more advanced and specialized care.

Our average Medicaid rates increased 4.6% due to state reimbursement increases, our participation in Medicaid supplemental payment and quality improvement programs in various states.
Percentage of Skilled Nursing Services — We use our skilled mix as a measure of the quality of reimbursements we receive at our independent skilled nursing facilities over various periods.
The following tables set forth our percentage of skilled nursing patient revenue and days:

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2025	2024	2025	2024	2025	2024	2025	2024

PERCENTAGE OF SKILLED NURSING REVENUE
Medicare	21.4%	20.7%	28.3%	28.8%	18.1%	13.6%	22.0%	21.9%
Managed care	20.3	19.9	16.1	14.7	13.0	9.6	18.6	18.6
Other skilled	9.5	8.9	6.4	5.1	7.2	5.7	8.8	8.1
Skilled mix	51.2%	49.5%	50.8%	48.6%	38.3%	28.9%	49.4%	48.6%
Private and other payors	6.9	7.3	6.5	7.3	11.5	13.8	7.5	7.5
Medicaid	41.9	43.2	42.7	44.1	50.2	57.3	43.1	43.9
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Year Ended December 31,
	Same Facility		Transitioning		Acquisitions		Total
	2025	2024	2025	2024	2025	2024	2025	2024

PERCENTAGE OF SKILLED NURSING DAYS
Medicare	11.4%	11.0%	13.9%	13.9%	10.1%	7.5%	11.6%	11.4%
Managed care	14.8	14.4	11.2	10.3	9.5	7.1	13.5	13.4
Other skilled	6.1	5.7	4.5	3.6	4.3	3.0	5.6	5.1
Skilled mix	32.3%	31.1%	29.6%	27.8%	23.9%	17.6%	30.7%	29.9%
Private and other payors	9.9	10.5	8.8	10.1	13.6	16.1	10.3	10.7
Medicaid	57.8	58.4	61.6	62.1	62.5	66.3	59.0	59.4
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services

The following table sets forth total cost of services for our skilled services segment for the periods indicated (dollars in thousands):

	Year Ended December 31,		Change
	2025	2024	$	%

Cost of service	$3,846,828	$3,242,737	$604,091	18.6%
Revenue percentage	79.5%	79.5%		—%

Cost of services related to our skilled services segment increased by $604.1 million, or 18.6%, from the same period in 2024. Cost of services as a percentage of revenue remained consistent at 79.5% as we continued to see stabilization in the labor markets. In addition, our cost of services as a percentage of revenue varies depending on the volume of acquisitions during the period, which typically have higher costs during the transition period.
Standard Bearer

	Year Ended December 31,		Change
	2025	2024	$	%

	(Dollars in thousands)
Rental revenue generated from third-party tenants	$19,370	$16,976	$2,394	14.1%
Rental revenue generated from Ensign's independent subsidiaries	107,560	78,110	29,450	37.7
TOTAL RENTAL REVENUE	$126,930	$95,086	$31,844	33.5%
Segment income	37,623	29,335	8,288	28.3
Depreciation and amortization	37,599	29,297	8,302	28.3
FFO	$75,222	$58,632	$16,590	28.3%

Rental revenue — Our rental revenue, including revenue generated from our independent subsidiaries, increased by $31.8 million, or 33.5%, to $126.9 million, compared to the year ended December 31, 2024. The increase in revenue is primarily attributable to 28 real estate purchases as well as annual rent increases since the year ended December 31, 2024.
FFO — Our FFO increased by $16.6 million, or 28.3%, to $75.2 million, compared to the year ended December 31, 2024. The increase in rental revenue of $31.8 million is offset by increases in interest expense of $14.8 million associated with the debt arrangements between Standard Bearer and us as Standard Bearer continues to grow its real estate portfolio.
All Other Revenue
Our other revenue increased by $40.0 million, or 20.7%, to $232.8 million, compared to the year ended December 31, 2024. Other revenue for the year ended December 31, 2025 includes senior living revenue of $112.0 million, revenue from other ancillary services of $108.3 million and rental income of $12.5 million. The increase in other revenue is primarily attributable to growth in our other ancillary services.
Consolidated Financial Expenses
Rent-cost of services — Our rent-cost of services as a percentage of revenue decreased by 0.4% to 4.7%, as the expansions in our footprint have resulted from more real estate purchases than leased properties.
General and administrative expense — General and administrative expense increased by $44.7 million or 19.8%, to $269.8 million. This increase was primarily driven by additional headcount due to acquisition activities. General and administrative expense as a percentage of revenue remained consistent at 5.3%.
Depreciation and amortization — Depreciation and amortization expense increased by $20.2 million, or 24.0%, to $104.3 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations, which have a greater mix of real estate purchases than leases, and capital investments. Depreciation and amortization increased 0.2%, to 2.1%, as a percentage of revenue.

Other income, net — Other income primarily includes interest income from our investments, interest expense related to our debt and deferred compensation gains and losses. Other income, net increased by $2.5 million due to a $2.4 million realized gain on other investments not core to our business operations and a $3.2 million gain on our deferred compensation plan offset by a decrease in interest income of $4.2 million as we utilized our cash on hand to fund more real estate purchases during the period. Changes in our deferred compensation plan are a result of gains or losses depending on market performance. Other income, net as a percentage of revenue decreased by 0.1%.
Provision for income taxes — Our effective tax rate was 24.4% for the year ended December 31, 2025, compared to 22.7% for the same period in 2024. The effective tax rate for both periods was driven by the impact of excess tax benefits from stock-based compensation, partially offset by non-deductible expenses, including non-deductible compensation. See Note 12, Income Taxes, in the Financial Statements for further discussion.
Liquidity and Capital Resources
Our principal sources of liquidity have historically been derived from our cash flows from operations, long-term debt secured by our real property and borrowings under our Credit Facility (defined below). Our liquidity as of December 31, 2025 is impacted by cash generated from strong operational performance offset by investments made for our acquisitions as well as capital expenditures to improve the quality of care at our existing operations.
Historically, we have primarily financed the majority of our acquisitions through mortgages on our properties, our Credit Facility and cash generated from operations. Cash paid to fund acquisitions was $323.3 million for the year ended December 31, 2025 compared to $156.5 million for the year ended December 31, 2024. Total capital expenditures for property and equipment were $193.6 million and $158.2 million for the years ended December 31, 2025 and 2024, respectively. We currently have approximately $190.0 million budgeted for renovation projects in 2026. We believe our current cash balances, our cash flow from operations and the amounts available for borrowing under our Credit Facility will be sufficient to cover our operating needs for at least the next 12 months.

We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.
Our cash and cash equivalents of approximately $503.9 million as of December 31, 2025 consisted of bank deposits and money market funds. In addition, as of December 31, 2025, we held investments of approximately $235.3 million. We believe our investments that were in an unrealized loss position as of December 31, 2025 do not require an allowance for expected credit losses, nor has any event occurred subsequent to that date that would indicate so.

Our primary source of cash is from our ongoing operations. Our positive cash flows have supported our business and have allowed us to pay regular dividends to our stockholders. We currently anticipate that existing cash and total investments as of December 31, 2025, along with projected operating cash flows and available financing, will support our normal business operations for the foreseeable future.
Share Repurchases
On May 15, 2025, the Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from June 16, 2025. During the year ended December 31, 2025, we did not repurchase any shares pursuant to this stock repurchase program.
On February 21, 2025, the Board of Directors approved a stock repurchase program pursuant to which we were authorized to repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from March 26, 2025. During the year ended December 31, 2025, we repurchased 157 shares of our common stock for $20.0 million. This repurchase program expired upon the repurchase of the fully authorized amount under the plan and is no longer in effect.
Under our repurchase program, we are authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions, tender offers, pursuant to contractual provisions, and block trades, or otherwise in accordance with federal securities laws. The stock repurchase program does not obligate us to acquire any specific number of shares. Any such repurchases will depend on our business strategy, prevailing market conditions, our liquidity requirements, contractual restrictions or covenants, compliance with securities laws, and other factors. The amounts involved in any such transaction may be material.

The following table presents selected data from our consolidated statement of cash flows for the periods presented:

	Year Ended December 31,
	2025	2024

NET CASH PROVIDED BY (USED IN):	(In thousands)
Operating activities	$564,270	$347,186
Investing activities	(513,177)	(390,052)
Financing activities	(11,810)	(2,162)
Net increase (decrease) in cash and cash equivalents	$39,283	$(45,028)
Cash and cash equivalents beginning of period	464,598	509,626
Cash and cash equivalents at end of period	$503,881	$464,598
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities.
The $217.1 million increase in cash provided by operating activities for the year ended December 31, 2025 compared to the same period in 2024 was due to an increase in operational performance and timing of payments and accounts receivable collections. Additionally, in the same period in 2024, we paid $48.0 million related to the litigation matter discussed in Item 3., Legal Proceedings.
Investing Activities
Investing cash flows consist primarily of capital expenditures, investment activities, insurance proceeds and cash used for acquisitions.
The $123.1 million increase in cash used in investing activities for the year ended December 31, 2025 compared to the same period in 2024 was primarily used for acquisitions and capital expenditures offset by maturities of our investments.
Financing Activities
Financing cash flows consist primarily of cash provided by the issuance of common stock upon exercise of stock options, payment of dividends to stockholders, issuance and repayment of short-term and long-term debt and payment for share repurchases.
The $9.6 million increase in cash used by financing activities for the year ended December 31, 2025 compared to the same period in 2024, was primarily due to $20.0 million of share repurchases in 2025 as part of our stock repurchase program offset by an increase in cash provided by the issuance of stock options.
A discussion of our cash flows for the year ended December 31, 2023 is included in Part II., Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on February 5, 2025.
Material cash requirements from known contractual and other obligations
Total long-term debt obligations outstanding as of the end of each fiscal year were as follows:

	December 31,
	2025	2024	2023	2022	2021

	(In thousands)
Mortgage loan and promissory notes	144,352	148,438	152,388	156,271	159,967
TOTAL	$144,352	$148,438	$152,388	$156,271	$159,967

Significant contractual obligations as of December 31, 2025 were as follows, including the future periods in which payments are expected:

	2026	2027	2028	2029	2030	Thereafter	Total

	(In thousands)
Operating lease obligations	$238,459	$238,047	$237,089	$231,668	$226,246	$1,904,147	$3,075,656
Long-term debt obligations	4,227	3,897	3,779	3,896	4,017	124,536	144,352
Interest payments on long-term debt	4,346	4,207	4,091	3,974	3,853	46,610	67,081
TOTAL	$247,032	$246,151	$244,959	$239,538	$234,116	$2,075,293	$3,287,089
Not included in the table above are our actuarially determined self-insured general and professional malpractice liability, workers' compensation and medical (including prescription drugs) and dental healthcare obligations, which are broken out between current and long-term liabilities in our financial statements included in this Annual Report on Form 10-K.
The settlement funds of $48.0 million discussed in Item 3., Legal Proceedings, were fully paid during the year ended December 31, 2024.
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
Mortgage Loans and Promissory Note
As of December 31, 2025, 23 of our subsidiaries had mortgage loans insured with HUD for an aggregate amount of $143.4 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates at a range of 3.1% to 4.2%, including fixed interest rates at a range of 2.4% to 3.3% per annum. In addition to the interest rate, we incur other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10.0%, and is reduced by 3.0% in the fourth year of the loan, and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years.
In addition to the HUD mortgage loans, one of our subsidiaries has a promissory note that bears a fixed interest rate of 5.3% per annum and has a term of 12 years. The note, which was used for an acquisition, is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.
Operating Leases
As of December 31, 2025, 253 of our facilities have long-term lease arrangements, of which 104 of the operations are under eight triple-net Master Leases with CareTrust. The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each master lease, our individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%. At our option, we can extend the Master Leases for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease.
We also lease certain facilities under non-cancelable operating leases, most of which have initial lease terms ranging from 15 to 20 years and are subject to annual escalation equal to the percentage change in the Consumer Price Index with a stated cap percentage. In addition, we lease certain of our equipment under non-cancelable operating leases with initial terms ranging from three to five years. Most of these leases contain renewal options, certain of which involve rent increases.

Our 104 independent subsidiaries, excluding the subsidiaries that are operated under the Master Leases from CareTrust, are operated under 19 separate Master Leases. Under these master leases, a default at a single facility could subject one or more of the other independent subsidiaries covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is a default under several of our leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in our outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.
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
We have a Credit Facility with Truist of up to $600.0 million in aggregate principal. We have no outstanding borrowings under our Credit Facility as of December 31, 2025 and through the filing date of this report. In addition, we have outstanding indebtedness under mortgage loans insured with HUD and a promissory note payable to a third party of $144.4 million, all of which are at fixed interest rates.
Our cash and cash equivalents as of December 31, 2025 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of December 31, 2025, we held investments of approximately $235.3 million. We believe our investments that were in an unrealized loss position as of December 31, 2025 do not require an allowance for expected credit losses, nor has any event occurred subsequent to that date that would indicate so. Our market risk exposure is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal, while at the same time maximizing the income we receive from our investments without significantly increasing risk. We invest in marketable securities with the positive intent and ability to hold to maturity. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
The above only incorporates those exposures that exist as of December 31, 2025 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE ENSIGN GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Ensign Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Ensign Group, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 4, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Self-Insurance Liabilities (General and Professional Liability Claims) - Refer to Notes 2 and 17 to the financial statements

Critical Audit Matter Description

The Company is self-insured for general and professional liability claims while maintaining stop-loss coverage with third-party insurers to limit its total liability exposure. Self-insurance reserves consist of the projected settlement value of reported and unreported claims. The projected settlement values are estimated based on the Company's historical experience, supplemented with industry experience as necessary, and are established using actuarial methods followed in the insurance industry.
We identified the evaluation of the Company's self-insurance reserves for general and professional liability claims as a critical audit matter because estimating the projected settlement value for reported and unreported claims involves significant estimation by management. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our actuarial specialists, when performing audit procedures to evaluate whether the general and professional liability self-insurance reserves were appropriately recorded as of December 31, 2025.
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the self-insurance reserves for general and professional liability included the following, among others:

•We tested the effectiveness of controls over the reserve for general and professional liabilities, including management's controls over the review of the historical claim data and the projection of the settlement value of the reported and unreported claims.

•We tested the underlying data that served as a basis for the actuarial analysis, including historical claims, to test that the inputs to the actuarial estimate were complete and accurate.

•We read the Company's insurance policies and compared the coverage and terms to the assumptions used by management.

•With the assistance of our actuarial specialists, we evaluated the methods and assumptions used by management to estimate the self-insurance reserves for general and professional liability claims by:

•Performing a retrospective review by comparing management's change in ultimate loss to the differential between expected development and actuals incurred during the current year to identify potential bias in the determination of the general and professional liability reserves.

•Developing an independent range of estimated losses for the general and professional liability reserve and comparing management's estimate to our estimated independent range.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 4, 2026

We have served as the Company's auditor since 1999.

THE ENSIGN GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	December 31,
	2025	2024
	(in thousands, except par values)

ASSETS
Current assets:
Cash and cash equivalents	$503,881	$464,598
Accounts receivable—less allowance for doubtful accounts of $7,805 and $8,435 at December 31, 2025 and 2024, respectively	636,985	569,897
Investments—current	68,506	62,255
Prepaid expenses and other current assets	62,932	60,882
Total current assets	$1,272,304	$1,157,632
Property and equipment, net	1,696,863	1,291,354
Right-of-use assets	2,097,862	1,861,071
Insurance subsidiary deposits and investments	166,841	141,246
Deferred tax assets	83,138	66,281
Restricted and other assets	41,600	46,499
Intangible assets, net	6,381	7,292
Goodwill	97,981	97,981
TOTAL ASSETS	$5,462,970	$4,669,356
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$97,327	$98,947
Accrued wages and related liabilities	422,326	347,532
Lease liabilities—current	114,816	93,475
Accrued self-insurance liabilities—current	81,623	67,331
Other accrued liabilities	174,027	132,057
Current maturities of long-term debt	4,227	4,086
Total current liabilities	$894,346	$743,428
Long-term lease liabilities—less current portion	1,949,213	1,735,325
Accrued self-insurance liabilities—less current portion	164,792	144,421
Other long-term liabilities	82,266	64,169
Long-term debt—less current maturities	137,529	141,585
TOTAL LIABILITIES	$3,228,146	$2,828,928

Commitments and contingencies (Notes 13 and 18)

EQUITY
Ensign Group, Inc. stockholders' equity:
Common stock: $0.001 par value; 150,000 shares authorized; 61,652 and 58,085 shares issued and shares outstanding at December 31, 2025, respectively, and 60,838 and 57,438 shares issued and shares outstanding at December 31, 2024, respectively	62	61
Additional paid-in capital	614,724	528,052
Retained earnings	1,756,137	1,426,762
Common stock in treasury, at cost, 3,567 and 3,400 shares at December 31, 2025 and 2024, respectively	(139,198)	(117,764)
Total Ensign Group, Inc. stockholders' equity	$2,231,725	$1,837,111
Non-controlling interest	3,099	3,317
Total equity	$2,234,824	$1,840,428
TOTAL LIABILITIES AND EQUITY	$5,462,970	$4,669,356
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2025	2024	2023

	(In thousands, except per share data)
REVENUE
Service revenue	$5,032,118	$4,237,525	$3,708,071
Rental revenue	25,723	22,960	21,284
TOTAL REVENUE	$5,057,841	$4,260,485	$3,729,355
Expense:
Cost of services	4,019,076	3,376,884	2,941,238
Rent—cost of services	239,312	216,016	197,358
General and administrative expense	269,820	225,143	263,005
Depreciation and amortization	104,327	84,138	72,387
TOTAL EXPENSES	$4,632,535	$3,902,181	$3,473,988
Income from operations	425,306	358,304	255,367
Other income (expense):
Interest expense	(7,988)	(8,286)	(8,087)
Interest income	24,512	28,749	19,216
Other income	13,792	7,327	6,266
OTHER INCOME, NET	$30,316	$27,790	$17,395
Income before provision for income taxes	455,622	386,094	272,762
Provision for income taxes	111,358	87,636	62,912
NET INCOME	$344,264	$298,458	$209,850
Less:
Net income attributable to noncontrolling interests	293	485	451
NET INCOME ATTRIBUTABLE TO THE ENSIGN GROUP, INC.	$343,971	$297,973	$209,399

NET INCOME PER SHARE ATTRIBUTABLE TO THE ENSIGN GROUP INC.
Basic	$6.00	$5.26	$3.76
Diluted	$5.84	$5.12	$3.65
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	57,306	56,655	55,708
Diluted	58,873	58,240	57,323
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total

BALANCE - JANUARY 1, 2023	55,661	$59	$415,560	$946,339	3,368	$(114,626)	$1,468	$1,248,800
Issuance of common stock to employees and directors resulting from the exercise of stock options	759	1	18,368	—	—	—	—	18,369
Issuance of restricted stock, net of forfeitures	199	—	5,068	—	—	—	—	5,068
Shares of common stock used to satisfy tax withholding obligations	(22)	—	—	—	22	(1,929)	—	(1,929)
Dividends declared ($0.2325 per share)	—	—	—	(13,085)	—	—	—	(13,085)
Employee stock award compensation	—	—	30,754	—	—	—	—	30,754
Purchase of noncontrolling interest shares	—	—	(256)	—	—	—	—	(256)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	451	451
Noncontrolling interest attributable to subsidiary equity plan	—	—	(3,787)	—	—	—	3,533	(254)
Net income attributable to the Ensign Group, Inc.	—	—	—	209,399	—	—	—	209,399
BALANCE - DECEMBER 31, 2023	56,597	$60	$465,707	$1,142,653	3,390	$(116,555)	$5,452	$1,497,317
Issuance of common stock to employees and directors resulting from the exercise of stock options	632	1	22,285	—	—	—	—	22,286
Issuance of restricted stock, net of forfeitures	219	—	6,165	—	—	—	—	6,165
Shares of common stock used to satisfy tax withholding obligations	(10)	—	—	—	10	(1,209)	—	(1,209)
Dividends declared ($0.2425 per share)	—	—	—	(13,864)	—	—	—	(13,864)
Employee stock award compensation	—	—	36,183	—	—	—	—	36,183
Purchase of noncontrolling interest shares	—	—	(2,426)	—	—	—	(2,024)	(4,450)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	485	485
Noncontrolling interest attributable to subsidiary equity plan	—	—	138	—	—	—	(596)	(458)
Net income attributable to the Ensign Group, Inc.	—	—	—	297,973	—	—	—	297,973
BALANCE - DECEMBER 31, 2024	57,438	$61	$528,052	$1,426,762	3,400	$(117,764)	$3,317	$1,840,428
Issuance of common stock to employees and directors resulting from the exercise of stock options	577	1	29,043	—	—	—	—	29,044
Issuance of restricted stock, net of forfeitures	237	—	9,744	—	—	—	—	9,744
Shares of common stock used to satisfy tax withholding obligations	(10)	—	—	—	10	(1,434)	—	(1,434)
Dividends declared ($0.2525 per share)	—	—	—	(14,596)	—	—	—	(14,596)
Employee stock award compensation	—	—	47,895	—	—	—	—	47,895
Repurchase of common stock (Note 19)	(157)	—	—	—	157	(20,000)	—	(20,000)
Purchase of noncontrolling interest shares	—	—	(594)	—	—	—	—	(594)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	293	293
Noncontrolling interest attributable to subsidiary equity plan	—	—	584	—	—	—	(511)	73
Net income attributable to the Ensign Group, Inc.	—	—	—	343,971	—	—	—	343,971
BALANCE - DECEMBER 31, 2025	58,085	$62	$614,724	$1,756,137	3,567	$(139,198)	$3,099	$2,234,824
See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$344,264	$298,458	$209,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,327	84,138	72,387
Amortization of deferred financing fees	1,057	1,061	1,067
Deferred income taxes	(16,857)	635	(27,481)
Stock-based compensation	48,299	36,226	30,767
Insurance proceeds and (gain) loss on long-lived assets, net	885	3,367	723
Other operating activities, net	4,371	2,747	4,278
Change in operating assets and liabilities
Accounts receivable	(70,433)	(84,397)	(79,818)
Prepaid income taxes	11,179	(9,227)	814
Prepaid expenses and other assets	(16,441)	(19,055)	6,993
Cash surrender value of life insurance policy premiums	(18,356)	(14,833)	(16,072)
Deferred compensation liability	18,487	14,986	16,044
Operating lease obligations	(3,389)	287	(6,564)
Accounts payable	(2,920)	2,835	15,924
Accrued wages and related liabilities	82,812	19,992	47,967
Other accrued liabilities	41,724	(34,048)	70,960
Accrued self-insurance liabilities	35,261	44,014	28,827
NET CASH PROVIDED BY OPERATING ACTIVITIES	$564,270	$347,186	$376,666
Cash flows from investing activities:
Purchase of property and equipment	(193,557)	(158,240)	(106,180)
Cash payments for acquisitions	(323,258)	(156,547)	(69,014)
Cash proceeds from insurance recoveries and sale of assets	14,226	6,152	2,277
Purchases of investments	(110,723)	(105,149)	(29,603)
Maturities of investments	99,670	26,397	18,852
Other investing activities, net	465	(2,665)	970
NET CASH USED IN INVESTING ACTIVITIES	$(513,177)	$(390,052)	$(182,698)

Cash flows from financing activities:
Proceeds from debt (Note 13)	—	400	150
Payments on debt	(4,086)	(4,350)	(4,033)
Issuance of common stock upon exercise of options	29,044	22,286	18,369
Repurchase of shares of common stock to satisfy tax withholding obligations	(1,434)	(1,209)	(1,929)
Repurchase of shares of common stock (Note 19)	(20,000)	—	—
Dividends paid	(14,410)	(13,671)	(12,890)
Other financing activities	(924)	(5,618)	(279)

NET CASH USED IN FINANCING ACTIVITIES	$(11,810)	$(2,162)	$(612)
Net increase (decrease) in cash and cash equivalents	39,283	(45,028)	193,356
Cash and cash equivalents beginning of period	464,598	509,626	316,270
Cash and cash equivalents end of period	$503,881	$464,598	$509,626

	Year Ended December 31,
(In thousands)	2025	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$6,907	$7,063	$7,025
Income taxes	116,202	96,337	89,730
Lease liabilities	242,142	215,677	196,942
Non-cash financing and investing activity
Accrued capital expenditures	$9,200	$7,900	$4,600
Accrued dividends declared	3,775	3,589	3,396
Right-of-use assets obtained in exchange for new and modified operating lease obligations	335,901	232,918	376,550

See accompanying notes to consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, shares and options in thousands, except per share data)
1. DESCRIPTION OF BUSINESS
The Company — The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company's independent subsidiaries provide health care services across the post-acute care continuum and engage in the ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare-related properties and ancillary businesses. As of December 31, 2025, the Company's independent subsidiaries operated 373 facilities and other ancillary operations located in 17 states. The Company's independent subsidiaries have a collective capacity of approximately 37,900 operational skilled nursing beds and 3,400 senior living units.
As of December 31, 2025, the Company's independent subsidiaries operated 253 facilities under long-term lease arrangements and had options to purchase eight of those 253 facilities. The Company's real estate portfolio consists of 158 owned real estate properties, which includes 120 facilities operated and managed by the Company's independent subsidiaries, 38 operations leased to and operated by third-party operators and the Service Center (defined below) location. Of those 38 third-party operations, one senior living operation is located on the same real estate property as a skilled nursing operation that an independent subsidiary operates.
Building on this foundation, the Company continued its growth strategy in 2025 through significant expansion of its operational footprint. During the year ended December 31, 2025, the Company expanded its presence with the addition of 40 stand-alone skilled nursing operations, five stand-alone senior living operations and one campus operation in 14 states, including entering into three new states. These new operations added a total of 4,175 operational skilled nursing beds and 313 operational senior living units to be operated by the Company's independent subsidiaries.
Subsequent to December 31, 2025, the Company expanded its operations with the addition of five stand-alone skilled nursing operations. These new operations added 582 operational skilled nursing beds to be operated by the Company's independent subsidiaries.
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
To support the growth effort and operational needs, the Company maintains a centralized support structure through its Service Center and captive insurance subsidiary, which provide essential services and risk management to its independent subsidiaries. Certain of the Company’s wholly-owned independent subsidiaries, collectively referred to as the Service Center, provide specific accounting, payroll, human resources, compliance, information technology, legal, risk management and other centralized services to the other independent subsidiaries. The Company also has a wholly-owned captive insurance subsidiary that provides some claims-made coverage to the Company’s independent subsidiaries for general and professional liabilities, as well as coverage for certain workers’ compensation insurance liabilities.
Each of the Company's wholly-owned independent subsidiaries have their own management, employees and assets. References herein to the consolidated “Company” and “its” assets and activities in this Annual Report are not meant to imply, nor should it be construed as meaning that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the subsidiaries are operated by The Ensign Group, Inc.
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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reclassifications — Certain amounts in the prior period statements of cash flows have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on previously reported net income.
Estimates and Assumptions — The preparation of the Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates in the Company’s Financial Statements relate to revenue, acquired property and equipment, right-of-use assets, impairment of long-lived assets, lease liabilities, general and professional liabilities, workers' compensation and healthcare claims included in accrued self-insurance liabilities and income taxes. Actual results could differ from those estimates.
Fair Value Considerations —The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable and accounts payable. The Company believes all of the financial instruments’ recorded values approximate fair values because of their nature or respective short durations.

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

The Company's non-financial assets, which includes goodwill, intangible assets, property and equipment and right-of-use assets, are not required to be measured at fair value on a recurring basis. However, on a periodic basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable.
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
Insurance Subsidiary Deposits and Other Investments — The Company's captive insurance subsidiary cash and cash equivalents, deposits and investments are designated to support long-term insurance subsidiary liabilities and have been classified as short-term and long-term assets based on the timing of expected future payments of the Company's captive insurance liabilities. The majority of these deposits and investments are held in instruments that are rated A or better. The deposits are held in a bank account with a high credit quality financial institution. Investments classified as held-to-maturity are financial instruments that the Company has the intent and ability to hold to maturity and are reported net of any related amortization and are not remeasured to fair value on a recurring basis.
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
Acquisition Accounting — The Company’s acquisition strategy has been focused on identifying real estate asset acquisitions within its target markets that offer strong opportunities for return. The Company accounts for acquisitions using the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations (ASC 805). The Company applies a screen test to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets to determine whether a transaction is accounted for as an asset acquisition or in rare cases, as a business combination. Acquisitions are included in the consolidated financial statements from their respective acquisition dates which is the date when the Company gained effective control. Assets acquired and liabilities assumed, if any, are measured at fair value on the acquisition date. In determining the fair value of identifiable assets, the Company uses various valuation techniques. These valuation methods require management to make estimates and assumptions surrounding projected revenues and costs, future growth, and discount rates.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Leases — The Company leases skilled nursing facilities, senior living facilities and commercial office space. The Company determines if an arrangement is a lease and performs an evaluation to determine whether the lease should be classified as an operating or finance lease at the inception of the lease. Rights and obligations of the operating leases are included as right-of-use assets and current and long-term lease liabilities on the Company's consolidated balance sheets. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of future lease payments. The Company utilizes a third-party specialist to assist in estimating the incremental borrowing rate.
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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. The Company tests goodwill during the fourth quarter of each year or more often if events or circumstances indicate there may be impairment. The Company performs its analysis for each reporting unit that constitutes a business for which discrete financial information is produced and reviewed by operating segment management and provides services that are distinct from the other components of the operating segment, in accordance with the provisions of FASB ASC Topic 350, Intangibles—Goodwill and Other (ASC 350). This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a goodwill impairment test by comparing the carrying value of each reporting unit to its respective fair value. The Company determines the estimated fair value of each reporting unit using a discounted cash flow analysis. The fair value of the reporting unit is the implied fair value of goodwill. In the event a reporting unit's carrying value exceeds its fair value, an impairment loss will be recognized. An impairment loss is measured by the difference between the carrying value of the reporting unit and its fair value. The Company anticipates that the majority of goodwill recognized will be fully deductible for tax purposes as of December 31, 2025.
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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recent Accounting Standards Adopted by the Company — In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which requires the Company to disclose disaggregated jurisdictional and categorical information for the tax rate reconciliation, income taxes paid and other income tax related amounts. This guidance is effective for annual periods beginning after December 15, 2024. The Company adopted the requirements of this ASU retrospectively in Note 12, Income Taxes of this Annual Report. The adoption of this ASU does not have an impact on the Company's Consolidated Financial Statements.
Recently Issued Accounting Pronouncements Not Yet Adopted — In November 2024, the FASB issued ASU 2024-03 "Disaggregation of Income Statement Expenses," which requires the Company to disaggregate key expense categories such as employee compensation, depreciation and intangible asset amortization within its financial statements. ASU 2024-03 is effective for annuals periods beginning with the Company's fiscal year 2027, and interim periods within the Company's fiscal year 2028, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its Notes to the Consolidated Financial Statements.
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

Revenue from the Medicare and Medicaid programs accounted for 69.5%, 70.9% and 72.6% for the years ended December 31, 2025, 2024 and 2023, respectively. Settlements with Medicare and Medicaid payors for retroactive adjustments due to audits and reviews are considered variable consideration and are included in the determination of the estimated transaction price. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity. Consistent with healthcare industry practices, any changes to these revenue estimates are recorded in the period the change or adjustment becomes known based on the final settlement. The Company recorded adjustments to revenue which were not material to the Company's revenue for the years ended December 31, 2025, 2024 and 2023.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Service revenue for the years ended December 31, 2025, 2024 and 2023 is summarized in the following tables:

	Year Ended December 31,
	2025		2024		2023
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid(1)(2)	$2,002,007	39.8%	$1,682,344	39.7%	$1,459,449	39.4%
Medicare	1,194,554	23.7	1,055,226	24.9	985,749	26.6
Medicaid-skilled	301,122	6.0	266,738	6.3	245,663	6.6
Total Medicaid and Medicare	$3,497,683	69.5%	$3,004,308	70.9%	$2,690,861	72.6%
Managed care	944,316	18.8	789,643	18.6	666,129	18.0
Private and other(3)	590,119	11.7	443,574	10.5	351,081	9.4
SERVICE REVENUE	$5,032,118	100.0%	$4,237,525	100.0%	$3,708,071	100.0%
(1) Medicaid payor includes revenue for senior living operations.
(2) Medicaid payor includes revenue related to state relief funding during the year ended December 31, 2023.
(3) Private and other includes revenue for skilled services (private, Veteran Affairs and hospice payors), senior living and ancillary operations.
In addition to the service revenue above, the Company's rental revenue derived from triple-net lease arrangements with third parties is $25,723, $22,960 and $21,284 for the years ended December 31, 2025, 2024 and 2023.
State relief funding
During the year ended December 31, 2023, the Company received $64,238 in state relief funding and recognized $64,753 as revenue. The state relief funding were provided through Medicaid programs from various states, including healthcare relief funding under the American Rescue Plan Act (ARPA), increases in the Federal Medical Assistance Percentage (FMAP) under the Families First Coronavirus Response Act (FFCRA) and other state specific relief programs. The funding generally incorporates specific use requirements primarily for direct patient care including labor related expenses that are attributable to the COVID-19 pandemic or are associated with providing patient care.
Due to the expiration of the COVID-19 Public Health Emergency in May 2023, the Company did not receive additional funding during the years ended December 31, 2025 and 2024.
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
Balance Sheet Impact
Included in the Company’s consolidated balance sheets are contract balances, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company had no material contract liabilities or contract assets as of December 31, 2025 and 2024, or activity during the years ended December 31, 2025, 2024 and 2023.

Accounts receivable consist primarily of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans and private payor sources, net of estimates for variable consideration and doubtful accounts. Accounts receivable as of December 31, 2025 and 2024, is summarized in the following table:

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,
	2025	2024
Medicaid	$296,649	$228,872
Managed care	163,463	139,711
Medicare	102,693	77,056
Private and other payors	81,985	132,693
	$644,790	$578,332
Less: allowance for doubtful accounts	(7,805)	(8,435)
ACCOUNTS RECEIVABLE, NET	$636,985	$569,897
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
A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Year Ended December 31,
	2025	2024	2023
NUMERATOR:
Net income	$344,264	$298,458	$209,850
Less: net income attributable to noncontrolling interests	293	485	451
Net income attributable to The Ensign Group, Inc.	$343,971	$297,973	$209,399

DENOMINATOR:
Weighted average shares outstanding	57,306	56,655	55,708
Basic net income per common share:	$6.00	$5.26	$3.76

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Year Ended December 31,
	2025	2024	2023
NUMERATOR:
Net income	$344,264	$298,458	$209,850
Less: net income attributable to noncontrolling interests	293	485	451
Net income attributable to The Ensign Group, Inc.	$343,971	$297,973	$209,399

DENOMINATOR:
Weighted average common shares outstanding	57,306	56,655	55,708
Plus: incremental shares from assumed conversion (1)	1,567	1,585	1,615
Adjusted weighted average common shares outstanding	58,873	58,240	57,323
Diluted net income per common share:	$5.84	$5.12	$3.65
(1) Options outstanding which are anti-dilutive and therefore not factored into the weighted average common shares amount above were 1,006, 914 and 1,429 for the years ended December 31, 2025, 2024 and 2023, respectively.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5. FAIR VALUE MEASUREMENTS

The Company's financial assets include held-to-maturity investments carried at amortized cost basis of $150,119 and $138,600, of which $81,816 and $65,831 are designated to support insurance subsidiary liabilities, as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the amortized cost basis of these financial assets are considered to approximate fair value and are derived using Level 2 inputs. The Company believes its amortized cost basis investments that were in an unrealized loss position as of December 31, 2025 and 2024 do not require an allowance for expected credit losses, nor has any event occurred through the filing date of this report that would indicate differently.
The Company's financial assets also include the contracts insuring the lives of certain employees who are eligible to participate in non-qualified deferred compensation plans that are held in a rabbi trust. The cash surrender value of these contracts is based on funds that shadow the investment allocations specified by participants in the deferred compensation plan and are held at fair value. As of December 31, 2025 and 2024, the fair value of the investment funds was $74,405 and $56,049, respectively, which are derived using Level 2 inputs. Refer to Note 16, Defined Contribution Plans for more information.
Additionally, the Company has other investments held at historical cost basis, which are not material, for which the fair value is derived using Level 3 inputs.
6. STANDARD BEARER
Standard Bearer's real estate portfolio consists of 152 of the Company's 158 owned real estate properties, of which 116 are operated and managed by the Company's independent subsidiaries and 37 are leased to and operated by third-party operators. Of those 37 operations, one senior living operation is located on the same real estate property as a skilled nursing operation that an independent subsidiary operates.
During the year ended December 31, 2025, Standard Bearer added $314,189 of real estate assets associated with 25 stand-alone skilled nursing operations, one stand-alone senior living operation and two campus operations. Four of the acquisitions were related to exercising purchase options under an existing lease arrangement from CareTrust REIT, Inc. (CareTrust). Of these additions, four stand-alone skilled nursing operations are leased to third-party operators and the remaining additions are operated by the Company's independent subsidiaries.
Subsequent to December 31, 2025, Standard Bearer added approximately $18,053 of real estate assets associated with two stand-alone skilled nursing operations, of which all were leased back to the Company's independent subsidiaries. In addition, Standard Bearer had previously purchased the real estate for two stand-alone skilled nursing operations, which were subsequently transferred from third-party operators to the Company’s independent subsidiaries. Refer to Note 1, Description of Business, for additional information on operational expansions.
During the year ended December 31, 2024, Standard Bearer added $131,927 of real estate assets associated with 11 stand-alone skilled nursing operations, three stand-alone senior living operations and three campus operations. Of these additions, three stand-alone senior living operations are leased to a third-party operator and the remaining additions are operated by the Company's independent subsidiaries.
During the year ended December 31, 2023, Standard Bearer added $65,899 of real estate assets associated with three stand-alone skilled nursing operations and two campus operations. Of these additions, three skilled nursing operations and one campus operation acquired are operated by the Company's independent subsidiaries and the other campus operation is leased to a third-party operator.
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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intercompany master lease agreements
Certain of the Company's independent subsidiaries and 116 Standard Bearer independent real estate subsidiaries have entered into seven triple-net master lease agreements (collectively, the Standard Bearer Master Leases). The lease periods range from 15 to 19 years with three five-year renewal options beyond the initial term, on the same terms and conditions. The rent structure under the Standard Bearer Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the independent subsidiaries are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties; (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Intercompany rental revenue generated from Ensign affiliated operations was $107,560, $78,110, and $66,712 for the years ended December 31, 2025, 2024 and 2023, respectively, which has been eliminated in consolidation.
Intercompany management agreement
Standard Bearer has no employees. The Service Center provides personnel and services to Standard Bearer pursuant to the management agreement between Standard Bearer and the Service Center. The management agreement provides for a base management fee that is equal to 5.0% of total rental revenue and an incentive management fee that is equal to 5.0% of funds from operations (FFO) and is capped at 1.0% of total rental revenue, for a total of 6.0%. Management fee generated between Standard Bearer and the Service Center for the years ended December 31, 2025, 2024 and 2023 was $7,589, $5,707 and $4,948, respectively, which has been eliminated in consolidation.
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

In addition, as the Department of Housing and Urban Development (HUD) mortgage loans and promissory note are entered into by real estate subsidiaries of Standard Bearer, the interest expense incurred from these debts are included in Standard Bearer's segment income. Refer to Note 13, Debt, for additional information related to these debts.
Equity Instrument Denominated in the Shares of a Subsidiary
As part of the formation of Standard Bearer in 2022, the Company established the Standard Bearer Healthcare REIT, Inc. 2022 Omnibus Incentive Plan (Standard Bearer Equity Plan). The Company may grant stock options and restricted stock awards under the Standard Bearer Equity Plan to employees and management of Ensign's independent subsidiaries. These awards generally vest over a period of five years or upon the occurrence of certain prescribed events. The value of the stock options and restricted stock awards is tied to the value of the common stock of Standard Bearer, which is determined based on an independent valuation of Standard Bearer. The Company can also call the awards, generally upon employee termination. The Company granted 39 restricted stock awards during the year ended December 31, 2024. No stock options or restricted shares were granted under the Standard Bearer Equity Plan during the years ended December 31, 2025 and 2023. A total of 8 restricted stock awards vested during the year ended December 31, 2025. There were no vestings of restricted stock awards during the years ended December 31, 2024 and 2023.
The grant-date fair value of the awards is recognized as compensation expense over the relevant vesting periods, with a corresponding adjustment to noncontrolling interests. The grant value was determined based on an independent valuation of the subsidiary shares. For the years ended December 31, 2025 and 2024, share-based compensation expense under the Standard Bearer Equity Plan was not material. There was no share-based compensation expense during the year ended December 31, 2023.
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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2025, the skilled services segment includes 326 skilled nursing and 31 campus operations that provide both skilled nursing and rehabilitative care services and senior living services. The Company's Standard Bearer segment consists of 152 owned real estate properties.
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

The following tables set forth financial information for the segments:

	Year Ended December 31, 2025
	Skilled Services	Standard Bearer	Total
Service revenue(1)	$4,837,809	$—	$4,837,809
Rental revenue	—	126,930	126,930
Segment revenue	$4,837,809	$126,930	$4,964,739

Reconciliation of revenue:
All other revenue(2)			232,846
Elimination of intercompany revenue(3)			(139,744)
TOTAL CONSOLIDATED REVENUE			$5,057,841
Less:
Other segment items(4)	4,165,591	11,210
Depreciation and amortization	55,821	37,599
Interest expense(5)	—	40,498
Segment income	$616,397	$37,623	$654,020

Reconciliation of profit or loss:
All other not included in segment income			(198,398)
INCOME BEFORE PROVISION FOR INCOME TAXES			$455,622
(1) Skilled services service revenue does not include intercompany service revenue generated by ancillary operations provided to the Company's independent subsidiaries and management service revenue generated by the Service Center with Standard Bearer. Intercompany service revenue is eliminated in "Elimination of intercompany revenue".
(2) All other revenue includes $220,364 of service revenue and $12,482 of rental revenue for the year ended December 31, 2025, both of which include intercompany revenue that is eliminated in "Elimination of intercompany revenue".
(3) Elimination of intercompany revenue includes the elimination of intercompany rental revenue of $113,689 and intercompany service revenue of $26,055 for the year ended December 31, 2025.
(4) Other segment items include cost of services of $3,846,828 and rent expense of $318,763 for the skilled services segment, and cost of services of $2,133, rent expense of $1,057 and general and administrative expenses of $8,020 for the Standard Bearer segment. Additionally, there are intercompany expenses of $139,744 during the year ended December 31, 2025, which are eliminated in consolidation.
(5) Included in interest expense in Standard Bearer is interest from intercompany debt arrangements between Standard Bearer and The Ensign Group, Inc. of $35,058 during the year ended December 31, 2025, which is eliminated in consolidation.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2024
	Skilled Services	Standard Bearer	Total
Service revenue(1)	$4,076,825	$—	$4,076,825
Rental revenue	—	95,086	95,086
Segment revenue	$4,076,825	$95,086	$4,171,911

Reconciliation of revenue:
All other revenue(2)			192,881
Elimination of intercompany revenue(3)			(104,307)
TOTAL CONSOLIDATED REVENUE			$4,260,485
Less:
Other segment items(4)	3,513,167	9,152
Depreciation and amortization	45,195	29,297
Interest expense(5)	—	27,302
Segment income	$518,463	$29,335	$547,798

Reconciliation of profit or loss:
All other not included in segment income			(161,704)
INCOME BEFORE PROVISION FOR INCOME TAXES			$386,094
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
(3) Elimination of intercompany revenue includes the elimination intercompany rental revenue of $83,941 and intercompany service revenue of $20,366 for the year ended December 31, 2024.
(4) Other segment items include cost of services of $3,242,737 and rent expense of $270,430 for the skilled services segment, and cost of services of $2,265, rent expense of $983 and general and administrative expenses of $5,904 for the Standard Bearer segment. Additionally, there are intercompany expenses of $104,307 during the year ended December 31, 2024, which are eliminated in consolidation.
(5) Included in interest expense in Standard Bearer is interest from intercompany debt arrangements between Standard Bearer and The Ensign Group, Inc. of $20,285 during the year ended December 31, 2024, which is eliminated in consolidation.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2023
	Skilled Services	Standard Bearer	Total
Service revenue(1)	$3,578,855	$—	$3,578,855
Rental revenue	—	82,486	82,486
Segment revenue	$3,578,855	$82,486	$3,661,341

Reconciliation of revenue:
All other revenue(2)			155,804
Elimination of intercompany revenue(3)			(87,790)
TOTAL CONSOLIDATED REVENUE			$3,729,355
Less:
Other segment items(4)	3,075,164	8,455
Depreciation and amortization	38,766	25,205
Interest expense(5)	—	19,761
Segment income	$464,925	$29,065	$493,990

Reconciliation of profit or loss:
All other not included in segment income			(221,228)
INCOME BEFORE PROVISION FOR INCOME TAXES			$272,762
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
(3) Elimination of intercompany revenue includes the elimination of intercompany rental revenue of $72,339 and intercompany service revenue of $15,451 for the year ended December 31, 2023.
(4) Other segment items includes cost of services of $2,832,012 and rent expense of $243,152 for the skilled services segment, and cost of services of $2,104, rent expense of $954 and general and administrative expenses of $5,397 for the Standard Bearer segment. Additionally, there are intercompany expenses of $87,790 during the year ended December 31, 2023, which are eliminated in consolidation.
(5) Included in interest expense in Standard Bearer is interest from intercompany debt arrangements between Standard Bearer and The Ensign Group, Inc. of $12,902 during the year ended December 31, 2023, which is eliminated in consolidation.

Service revenue by major payor source were as follows:

	Year Ended December 31, 2025
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$1,952,142	$49,865	$2,002,007	39.8%
Medicare	1,194,554	—	1,194,554	23.7
Medicaid-skilled	301,122	—	301,122	6.0
Total Medicaid and Medicare	$3,447,818	$49,865	$3,497,683	69.5%
Managed care	944,316	—	944,316	18.8
Private and other(2)	445,675	144,444	590,119	11.7
TOTAL SERVICE REVENUE	$4,837,809	$194,309	$5,032,118	100.0%
(1) Medicaid payor includes revenue generated from senior living operations.
(2) Private and other includes revenue for skilled services (private, Veteran Affairs and hospice payors), senior living and ancillary operations.
(3) All Other incorporates intercompany eliminations.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2024
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$1,646,422	$35,922	$1,682,344	39.7%
Medicare	1,055,226	—	1,055,226	24.9
Medicaid-skilled	266,738	—	266,738	6.3
Total Medicaid and Medicare	$2,968,386	$35,922	$3,004,308	70.9%
Managed care	789,643	—	789,643	18.6
Private and other(2)	318,796	124,778	443,574	10.5
TOTAL SERVICE REVENUE	$4,076,825	$160,700	$4,237,525	100.0%
(1) Medicaid payor includes revenue generated from senior living operations.
(2) Private and other includes revenue for skilled services (private, Veteran Affairs and hospice payors), senior living and ancillary operations.
(3) All Other incorporates intercompany eliminations.

	Year Ended December 31, 2023
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$1,429,473	$29,976	$1,459,449	39.4%
Medicare	985,749	—	985,749	26.6
Medicaid-skilled	245,663	—	245,663	6.6
Total Medicaid and Medicare	2,660,885	29,976	2,690,861	72.6
Managed care	666,129	—	666,129	18.0
Private and other(2)	251,841	99,240	351,081	9.4
TOTAL SERVICE REVENUE	$3,578,855	$129,216	$3,708,071	100.0%
(1) Medicaid payor includes revenue generated from senior living operations.
(2) Private and other includes revenue for skilled services (private, Veteran Affairs and hospice payors), senior living and ancillary operations.
(3) All Other incorporates intercompany eliminations.
8. PROPERTY AND EQUIPMENT - NET
Property and equipment, net consists of the following:

	December 31,
	2025	2024
Land	$219,857	$162,873
Buildings and improvements	1,231,704	933,790
Leasehold improvements	254,309	212,603
Equipment	478,729	396,018
Furniture and fixtures	4,588	4,349
Construction in progress	58,615	41,209
	$2,247,802	$1,750,842
Less: accumulated depreciation	(550,939)	(459,488)
PROPERTY AND EQUIPMENT, NET	$1,696,863	$1,291,354
Real Estate Acquisitions
A majority of the real estate properties were acquired by subsidiaries of Standard Bearer, as detailed in Note 6. Standard Bearer. The aggregate purchase price for the real estate purchases during the year ended December 31, 2025 was $326,667, which primarily consists of building and improvements of $262,305 and land of $56,984. The aggregate purchase price for the real estate purchases during the year ended December 31, 2024 was $154,879, which primarily consists of building and improvements of $108,709 and land of $20,547, with the remaining primarily related to goodwill.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. INTANGIBLE ASSETS - NET

	Weighted Average Life (Years)	December 31,
		2025			2024

		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Assembled occupancy	0.4	$—	$—	$—	$1,991	$(1,316)	$675
Facility trade name	30.0	733	(486)	247	733	(462)	271
Customer relationships	18.4	4,582	(3,114)	1,468	4,582	(2,902)	1,680
TOTAL		$5,315	$(3,600)	$1,715	$7,306	$(4,680)	$2,626

During the years ended December 31, 2025, 2024 and 2023, amortization expense was $2,225, $2,019 and $1,790, respectively, of which $960, $1,212, and $1,202 was related to the amortization of right-of-use assets, respectively. The Company did not record any impairment charge to intangible assets during the years ended December 31, 2025, 2024 and 2023.

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2026	$234
2027	234
2028	234
2029	234
2030	234
Thereafter	545
$1,715
Other indefinite-lived intangible assets consist of the following:

	December 31,
	2025	2024
Trade name	$889	$889
Medicare and Medicaid licenses	3,777	3,777
TOTAL	$4,666	$4,666
10. GOODWILL

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. The Company's acquisitions are primarily asset acquisitions and provided that goodwill corresponds to the acquisition of a business and not merely the acquisition of real estate property, the Company's Standard Bearer segment appropriately does not carry a goodwill balance. The following table represents goodwill value by the skilled services segment and "all other" category for the years ended December 31, 2025, 2024 and 2023:

	Skilled Services	All Other	Total
December 31, 2023	$67,886	$8,983	$76,869
Additions	20,740	372	21,112
December 31, 2024	$88,626	$9,355	$97,981
December 31, 2025	$88,626	$9,355	$97,981
Management has evaluated its goodwill and intangible assets and determined there was no impairment during the years ended December 31, 2025, 2024 and 2023. The Company has recognized cumulative goodwill impairment losses of $7,410, since inception in 1999.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	December 31,
	2025	2024
Quality assurance fee	$17,398	$12,667
Refunds, deferred revenue and advances	105,642	75,573
Cash held in trust for patients	8,653	6,370
Dividends payable	3,775	3,589
Property taxes	7,150	15,400
Income tax payable	818	—
Accrued litigation (Note 18)	12,000	—
Other	18,591	18,458
OTHER ACCRUED LIABILITIES	$174,027	$132,057
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

12. INCOME TAXES
The provision for income taxes for the years ended December 31, 2025, 2024 and 2023 is summarized as follows:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$102,843	$70,144	$73,092
State	25,372	16,857	17,301
	$128,215	$87,001	$90,393
Deferred:
Federal	(12,689)	582	(22,280)
State	(4,168)	53	(5,201)
	$(16,857)	$635	$(27,481)

TOTAL	$111,358	$87,636	$62,912
A reconciliation of the federal statutory rate to the effective tax rate for income for the years ended December 31, 2025, 2024 and 2023, respectively, is comprised as follows:

	Year Ended December 31,
	2025		2024		2023
Income tax expense at statutory rate	$95,681	21.0%	$81,080	21.0%	$57,280	21.0%
State income taxes - net of federal benefit(a)	16,752	3.7	13,353	3.5	9,536	3.5
Non-deductible expenses	12,341	2.7	6,848	1.8	9,321	3.4
Equity compensation	(12,231)	(2.7)	(12,631)	(3.3)	(11,629)	(4.2)
Other adjustments	(1,185)	(0.3)	(1,014)	(0.3)	(1,596)	(0.6)
TOTAL INCOME TAX PROVISION	$111,358	24.4%	$87,636	22.7%	$62,912	23.1%
(a) State taxes in California made up the majority (greater than 50 percent) of the tax effect in this category.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company's effective tax rate was 24.4% for the year ended December 31, 2025, compared to 22.7% for the same period in 2024 and 23.1% in 2023.
The Company's deferred tax assets and liabilities as of December 31, 2025 and 2024 are summarized below.

	December 31,
	2025	2024
Deferred tax assets (liabilities):
Accrued expenses	$95,630	$76,419
Revenue related reserves	34,898	27,023
Tax credits	138	597
Insurance	27,224	24,817
Lease liability	532,035	470,313
State taxes	792	—
	$690,717	$599,169
Valuation allowance	(21)	(93)
TOTAL DEFERRED TAX ASSETS	$690,696	$599,076
State taxes	—	(197)
Depreciation and amortization	(67,348)	(57,253)
Prepaid expenses	(9,128)	(6,390)
Right-of-use asset	(531,082)	(468,955)
TOTAL DEFERRED TAX LIABILITIES	$(607,558)	$(532,795)
NET DEFERRED TAX ASSETS	$83,138	$66,281
As of December 31, 2025, 2024 and 2023, the Company did not have any unrecognized tax benefits, net of its state benefits that would affect the Company's effective tax rate. The Company classifies interest and/or penalties on income tax liabilities or refunds as additional income tax expense or income. Such amounts are not material.
The federal statutes of limitations on the Company's 2021, 2020, and 2019 income tax years lapsed during the third quarter of 2025, 2024, and 2023, respectively. During the fourth quarter of each year, various state statutes of limitations also lapsed.
The Company paid federal income taxes of $94,000, $78,250, and $72,500 for the years ended December 31, 2025, 2024 and 2023, respectively. Additionally, the Company paid state income taxes of $22,202, $18,087, and $17,230 for the years ended December 31, 2025, 2024 and 2023, respectively.

Taxes paid in California accounted to greater than 5% of the total cash paid for taxes for 2025, 2024, and 2023. California cash taxes paid for these years were $11,675, $9,175, and $8,350, respectively.
13. DEBT
Debt consists of the following:

	December 31,
	2025	2024
Mortgage loans and promissory note	$144,352	$148,438
Less: current maturities	(4,227)	(4,086)
Less: debt issuance costs, net	(2,596)	(2,767)
LONG-TERM DEBT LESS CURRENT MATURITIES	$137,529	$141,585

Table of Contents	THE ENSIGN GROUP, INC.
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

Borrowings made under the Credit Facility are guaranteed, jointly and severally, by certain of the Company’s wholly-owned subsidiaries, and are secured by a pledge of stock of the Company's material independent subsidiaries as well as a first lien on substantially all of such independent subsidiaries' personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the terms of the Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of (i) a maximum consolidated total net debt to consolidated EBITDA ratio (which shall not be greater than 3.75:1.00; provided that if the aggregate consideration for approved acquisitions in a six month period is greater than $50,000, then the ratio can be increased at the election of the Company with notice to the administrative agent to 4.25:1.00 for the first fiscal quarter and the immediately following three fiscal quarters), and (ii) a minimum interest/rent coverage ratio (which cannot be less than 1.50:1.00). As of December 31, 2025 and 2024, there was no outstanding debt under the Credit Facility. The Company was in compliance with all loan covenants as of December 31, 2025 and 2024.
Mortgage Loans and Promissory Note

As of December 31, 2025, the Company has 23 subsidiaries that have mortgage loans insured with HUD in the aggregate amount of $143,449, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates in a range of 3.1% to 4.2%, including fixed interest rates in a range of 2.4% to 3.3% per annum. In addition to the interest rate, the Company incurs other fees for HUD placement, including, but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees based on the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10.0% and is reduced by 3.0% in the fourth year of the loan and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years.

In addition to the HUD mortgage loans above, the Company has a promissory note of $903 that bears a fixed interest rate of 5.3% per annum and has a term of 12 years. The note, which was assumed as part of an acquisition, is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.
Future principal payments due under the long-term debt arrangements discussed above are as follows:

Years Ending December 31,	Amount
2026	$4,227
2027	3,897
2028	3,779
2029	3,896
2030	4,017
Thereafter	124,536
$144,352
Off-Balance Sheet Arrangements

As of December 31, 2025 and 2024, the Company had approximately $8,402 and $27,893 of borrowing capacity under the Credit Facility pledged as collateral to secure outstanding letters of credit. The Company believes that its outstanding letters of credit as of December 31, 2025 do not require an allowance for expected credit losses, nor has any event occurred through the filing date of this report that would indicate differently.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. OPTIONS AND AWARDS
The Company has one stock incentive plan, the Amended and Restated 2022 Omnibus Incentive Plan (the Amended and Restated Plan), pursuant to which grants of the Company's securities may currently be made. During the second quarter of 2025, the Company’s stockholders approved the Amended and Restated Plan, which increased the total number of shares authorized for issuance under the 2022 Omnibus Incentive Plan (the Predecessor Plan). Including the shares rolled over from the Predecessor Plan, the Amended and Restated Plan provides for the issuance of 4,231 shares of common stock. The number of shares available to be issued under the Amended and Restated Plan will be reduced by (i) one share for each share that relates to an option or stock appreciation right award and (ii) two shares for each share which relates to an award other than a stock option or stock appreciation right award (a full-value award). Non-employee director options, to the extent granted, will vest and become exercisable in three equal annual installments, or the length of the term if less than three years, on the completion of each year of service measured from the grant date. All other options generally vest over five years at 20% per year on the anniversary of the grant date. Options expire ten years from the date of grant. At December 31, 2025, the total number of shares available for issuance under the Amended and Restated Plan was 3,397.
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
•Estimated forfeiture rate of approximately 4.62% per year is based on the Company's historical forfeiture activity of unvested stock options.
Stock Options
The Company granted 721, 704 and 1,008 stock options during the years ended December 31, 2025, 2024 and 2023, respectively. The Company used the following assumptions for stock options granted during the years ended December 31, 2025, 2024 and 2023:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2025	721	4.1%	6.2 years	39.2%	0.2%
2024	704	4.3%	6.2 years	40.5%	0.2%
2023	1,008	4.3%	6.2 years	41.3%	0.2%
For the years ended December 31, 2025, 2024 and 2023, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2025	721	$160.61	$71.32
2024	704	$132.46	$60.37
2023	1,008	$95.05	$43.85
The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the periods ended December 31, 2025, 2024 and 2023 and therefore, the intrinsic value was $0 at the date of grant.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table represents the employee stock option activity during the years ended December 31, 2025, 2024 and 2023:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2023	3,833	$46.72	2,069	$28.87
Granted	1,008	95.05
Forfeited	(91)	71.44
Exercised	(759)	24.21
December 31, 2023	3,991	$62.65	1,887	$39.58
Granted	704	132.46
Forfeited	(76)	86.92
Exercised	(632)	35.28
December 31, 2024	3,987	$78.84	1,895	$52.64
Granted	721	160.61
Forfeited	(60)	110.62
Exercised	(577)	50.39
December 31, 2025	4,071	$96.87	1,991	$67.10
The following table represents the employee stock option activity during the year ended December 31, 2025:

	Stock Options Outstanding						Stock Options Vested

				Number Outstanding	Black-Scholes Fair Value	Remaining Contractual Life (Years)	Vested and Exercisable
Year of Grant	Exercise Price
2016	$15.93	-	$16.86	53	$314	1	53
2017	15.80	-	19.41	104	617	2	104
2018	22.49	-	32.71	196	2,069	3	196
2019	41.07	-	45.76	302	4,743	4	302
2020	44.84	-	59.49	332	6,562	5	332
2021	73.47	-	83.64	395	12,973	6	298
2022	79.79	-	94.88	430	16,364	7	235
2023	89.83	-	98.83	896	39,354	8	336
2024	119.19	-	146.37	651	39,371	9	135
2025	$126.34	-	$189.93	712	50,864	10	—
TOTAL				4,071	$173,231		1,991
The aggregate intrinsic value of options outstanding, vested and expected to vest as of December 31, 2025, 2024 and 2023 is as follows:

	December 31,

Options	2025	2024	2023
Outstanding	$317,984	$219,309	$197,819
Vested	213,189	152,011	137,048
Expected to vest	98,487	63,243	56,759
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options. At December 31, 2025, 2024 and 2023, the aggregate intrinsic value of options that vested during the years ended December 31, 2025, 2024 and 2023 was $54,478, $37,700, and $31,658, respectively. The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $60,636, $60,358, and $56,186, respectively.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Stock Awards
The Company granted 248, 232 and 219 restricted stock awards during the years ended December 31, 2025, 2024 and 2023, respectively. All awards were granted at an issue price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the years ended December 31, 2025, 2024 and 2023 ranged from $126.34 to $189.93, $116.65 to $149.12 and $89.83 to $98.31, respectively. The fair value per share includes quarterly stock awards to non-employee directors. Included in the restricted stock award grants are $8,003 and $6,165 of annual bonuses that were settled in vested restricted stock awards during the years ended December 31, 2025 and 2024, respectively.
A summary of the status of the Company's non-vested restricted stock awards as of December 31, 2025 and changes during the years ended December 31, 2025, 2024 and 2023 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	487	$64.92
Granted	219	92.04
Vested	(255)	64.21
Forfeited	(20)	71.53
Nonvested at December 31, 2023	431	$78.91
Granted	232	131.26
Vested	(215)	86.97
Forfeited	(13)	83.12
Nonvested at December 31, 2024	435	$102.71
Granted	248	155.13
Vested	(236)	109.30
Forfeited	(11)	109.85
Nonvested at December 31, 2025	436	$129.54
During the year ended December 31, 2025, the Company granted 14 automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards ranged from $129.09 to $177.94 based on the market price on the grant date.
Stock-based compensation expense
Stock-based compensation expense recognized for the Company's equity incentive plans and long-term incentive plan for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Year Ended December 31,
	2025	2024	2023
Stock-based compensation expense related to stock options	$30,676	$22,439	$17,221
Stock-based compensation expense related to restricted stock awards	15,121	11,662	11,845
Stock-based compensation expense related to restricted stock awards to non-employee directors	2,098	2,082	1,688
TOTAL	$47,895	$36,183	$30,754

In future periods, the Company expects to recognize approximately $102,691 and $49,326 in stock-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of December 31, 2025. Future stock-based compensation expense will be recognized over 3.7 and 3.8 weighted average years for unvested options and restricted stock awards, respectively. There were 2,080 unvested and outstanding options as of December 31, 2025, of which 1,916 options are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest as of December 31, 2025 was 6.7 years.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15. LEASES
The Company leases from CareTrust real property associated with 104 independent skilled nursing and senior living facilities used in the Company’s operations under eight “triple-net” master lease agreements (collectively, the Master Leases), which range in terms from 13 to 20 years. At the Company’s option, the Master Leases may be extended for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. The extension of the term of any of the Master Leases is subject to the following conditions: (1) no event of default under any of the Master Leases having occurred and continuing; and (2) the tenants providing timely notice of their intent to renew. The term of the Master Leases is subject to termination prior to the expiration of the current term upon default by the tenants in their obligations, if not cured within any applicable cure periods set forth in the Master Leases. If the Company elects to renew the term of a Master Lease, the renewal will be effective to all, but not less than all, of the leased property then subject to the Master Lease. During the year ended December 31, 2025, the Company added eight operations to an existing Master Lease and amended the initial term to 15 years. As a result, the total lease liabilities and right-of-use assets increased by $124,761 to reflect the new lease obligations.
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
The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the Company is required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Total rent expense for continuing operations under the Master Leases was approximately $72,460, $69,399 and $66,439 for the years ended December 31, 2025, 2024 and 2023, respectively.
Among other things, under the Master Leases, the Company must maintain compliance with specified financial covenants measured on a quarterly basis, including a portfolio coverage ratio and a minimum rent coverage ratio. The Master Leases also include certain reporting, legal and authorization requirements. The Company is in compliance with requirements of the Master Leases as of December 31, 2025.
The Company leases facilities where its independent subsidiaries operate under non-cancelable operating leases, most of which have initial lease terms ranging from 15 to 20 years. Most of these leases contain renewal options, certain of which involve rent increases.
The Company's 104 independent subsidiaries, excluding the subsidiaries that are operated under the Master Leases with CareTrust, are operated under 19 separate master lease arrangements. During the year ended December 31, 2025, the Company entered into five new master leases to add 14 stand-alone skilled nursing facilities operated by the Company's independent subsidiaries with initial terms between 14 and 15 years. The new master leases increased the lease liabilities and right-of-use assets by $134,893 to reflect the new lease obligations. Under the master leases, a default at a single facility could subject one or more of the other facilities covered by the same master lease to the same default risk. Failure to comply with Medicare and Medicaid provider requirements is an event of default under several of the Company’s leases, master lease agreements and debt financing instruments. In addition, other potential defaults related to an individual facility may cause a default of an entire master lease portfolio and could trigger cross-default provisions in the Company’s outstanding debt arrangements and other leases. With an indivisible lease, it is difficult to restructure the composition of the portfolio or economic terms of the lease without the consent of the landlord.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of operating lease expense are as follows:

	Year Ended December 31,
	2025	2024	2023
Rent - cost of services(1)	$239,312	$216,016	$197,358
Cost of services(2)	26,828	24,297	20,454
General and administrative expense	793	700	498
Depreciation and amortization(3)	960	1,212	1,202
	$267,893	$242,225	$219,512
(1)Rent- cost of services includes deferred rent expense adjustments of $868, $808 and $870 for the years ended December 31, 2025, 2024 and 2023, respectively. Additionally, rent- cost of services includes other variable lease costs such as consumer price index increases and short-term leases of $18,540, $14,013, and $10,259 for the years ended December 31, 2025, 2024, and 2023 respectively.
(2)Cost of services includes variable lease costs consisting of property taxes and insurance.
(3)Depreciation and amortization is related to the amortization of favorable and direct lease costs.

Future minimum lease payments for all third-party leases as of December 31, 2025 are as follows:

Year	Amount
2026	$238,459
2027	238,047
2028	237,089
2029	231,668
2030	226,246
Thereafter	1,904,147
TOTAL LEASE PAYMENTS	$3,075,656
Less: present value adjustment	(1,011,627)
PRESENT VALUE OF TOTAL LEASE LIABILITIES	$2,064,029
Less: current lease liabilities	(114,816)
LONG-TERM OPERATING LEASE LIABILITIES	$1,949,213
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of December 31, 2025 and 2024, the weighted average remaining lease term is 13.9 years and 14.5 years, respectively and the weighted average discount rate used to determine the operating lease liabilities is 6.2% and 6.3%, respectively.
Subsequent to December 31, 2025, the Company expanded its operations through a long-term lease with the addition of one stand-alone skilled nursing operation. The aggregate impact to the carrying value of lease liabilities and right-of-use assets related to the long-term lease is estimated to be $26,837.
Lessor Activities

The Company leases 38 of its owned real estate properties to third-party operators, of which 32 senior living operations are operated by The Pennant Group, Inc. (Pennant). All of these properties are triple-net leases, whereby the respective tenants are responsible for all costs at the properties including: (1) all impositions and taxes levied on or with respect to the leased properties (other than taxes on the income of the lessor); (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. The initial terms range from 14 to 16 years.

During 2025, the Company entered into five lease agreements with separate third-party operators of four skilled nursing operations and one senior living operation, with initial lease terms between two months and 15 years. Subsequent to December 31, 2025, two of these skilled nursing operations were transferred to the Company's independent subsidiaries to operate.
During 2024, the Company expanded its operations through a separate master lease arrangement for three stand-alone senior living operations with a third-party operator for an initial lease term of 15 years.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total rental income from all third-party sources for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
	2025	2024	2023
Pennant(1)	$16,497	$15,480	$15,048
Other third-party(2)	9,226	7,480	6,236
TOTAL	$25,723	$22,960	$21,284
(1) Pennant rental income includes variable rent such as property taxes of $1,163, $1,235, and $1,296 during the year ended December 31, 2025, 2024, and 2023.
(2) Other third-party includes rental revenue associated with the Company's subleases to third parties of $4,455, $4,347 and $3,897 for the years ended December 31, 2025, 2024 and 2023.

Future contractual minimum annual rental income for all third-party leases as of December 31, 2025 were as follows:

Year	Amount
2026	$27,573
2027	26,757
2028	26,379
2029	26,268
2030	25,201
Thereafter	122,863
TOTAL	$255,041
16. DEFINED CONTRIBUTION PLANS

The Company has a 401(k) defined contribution plan (the 401(k) Plan), whereby eligible employees may contribute up to 90% of their annual basic earnings, subject to applicable annual Internal Revenue Code limits. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company. The Company expensed matching contributions to the 401(k) Plan of $4,291, $3,532 and $2,836 during the years ended December 31, 2025, 2024 and 2023, respectively.

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

As of December 31, 2025 and 2024, the Company accrued $81,553 and $63,051, respectively, as long term deferred compensation in other long term liabilities on the consolidated balance sheets. Cash surrender value of the contracts is based on investment funds that shadow the investment allocations specified by participants in the deferred compensation plan. Refer to Note 5, Fair Value Measurements for more information on the funds.
For the years ended December 31, 2025, 2024 and 2023, the Company recorded gains related to its DCP of $8,354, $5,157 and $4,634, respectively, which are included in other income, net, and recorded offsetting expenses of 8,782, $5,559, and $4,887, respectively, which are allocated between cost of services and general administrative expenses.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17. SELF INSURANCE LIABILITIES
The following table represents the Company's self-insurance insurance liabilities, on an undiscounted basis, inclusive of anticipated insurance recoveries, as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Accrued general liability and professional malpractice liabilities	$186,780	$160,149
Accrued workers’ compensation liabilities	42,121	37,291
Accrued health benefits	17,514	14,312
TOTAL SELF-INSURANCE LIABILITIES	$246,415	$211,752
Less: current self-insurance liabilities	81,623	67,331
LONG-TERM SELF-INSURANCE LIABILITIES	$164,792	$144,421
The following table represents activity in our self-insurance liabilities as of and for the years ended December 31, 2025 and 2024:

Amount
Balance January 1, 2024	$165,910
Current year provisions	217,631
Claims paid and direct expenses	(173,617)
Change in long-term insurance losses recoverable	1,828
Balance December 31, 2024	$211,752
Current year provisions	245,038
Claims paid and direct expenses	(209,777)
Change in long-term insurance losses recoverable	(598)
Balance December 31, 2025	$246,415
The anticipated insurance recoveries included in the self-insurance liabilities are presented gross rather than net with the corresponding asset of $17,143 and $17,741 as of December 31, 2025 and 2024, respectively, included in Restricted and other assets on the consolidated balance sheets.
18. COMMITMENTS AND CONTINGENCIES
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
Litigation and Regulatory Matters — The Company and its independent subsidiaries are party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of business. Such claims may be related to, but are not limited to, the Health Insurance Portability and Accountability Act of 1996, alleged Medicare or Medicaid false claims, qui tam or "whistleblower" claims related to alleged violations of the False Claims Act and/or the Anti-Kickback Statute, alleged violations of state and federal wage and hour laws, environmental matters, investigations, examinations, audits and surveys or other claims in connection with the delivery of healthcare and non-healthcare services and general business operations. These claims may come from a variety of governmental agencies, including but not limited to, the following federal agencies: U.S. Department of Health and Human Services (HHS), including the Centers for Disease Control and Prevention (CDC), Centers for Medicare and Medicaid Services (CMS), Office for Civil Rights (OCR) and Office of Inspector General (OIG); U.S. Department of Justice (DOJ); Occupational Safety and Health Administration (OHSA), U.S. Equal Employment Opportunity Commission (EEOC); National Labor Relations Board (NLRB); U.S. Department of Labor (DOL); U.S. Department of Housing and Urban Development (HUD); U.S. Department of Veterans Affairs (VA); and Environmental Protection Agency (EPA). In addition to these federal agencies, there are also a variety of state and local authorities with the ability to bring claims against our independent subsidiaries.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company and its independent subsidiaries are also subject to requests for information and investigations by other state and federal governmental entities (e.g., Offices of the Attorney General and Offices of the Inspector General). The Company cannot predict or provide any assurance as to the possible outcome of any inquiry, investigation or related litigation. If any such inquiry, investigation or related litigation were to proceed, and the Company and/or its independent subsidiaries are subjected to, alleged to be liable for, or agree to a settlement of, claims or obligations under federal Medicare statutes, the FCA, or similar state and federal statutes and related regulations, or if the Company and/or its independent subsidiaries are alleged or found to be liable on theories of general or professional negligence or under the law of employment practices (including wage and hour violations), the Company's business, financial condition and results of operations and cash flows could be materially and adversely affected and its stock price could be adversely impacted. Among other things, any settlement or litigation could involve the payment of substantial sums to settle any alleged violations and may also include the assumption of specific procedural and financial obligations by the Company or its independent subsidiaries under a Corporate Integrity Agreement and/or other such arrangement.
From time to time, various state or Federal agencies may issue requests for information, including but not limited to a subpoena. As an example, California's Office of Health Care Affordability is currently conducting a Cost and Market Impact Review (CMIR) with respect to specific components of a proposed transaction involving three of our California operations. The Company provided OHCA with requested information regarding specific components of the proposed transaction as part of the CMIR. The Company has been unable to effect resolution including attempts to narrow the scope, and limit the requests to its independent subsidiaries operating in California. The Company has filed a Petition in the Superior Court of the State of California, County of Orange, seeking a declaration that the CMIR regulations violate the United States Constitution and/or the California Constitution, and is void and unenforceable as applied to the Company. It also has requested that OHCA be ordered to withdraw the subpoena and close the inquiry, so the underlying transaction can be completed.
Other claims and suits, including class actions, continue to be filed against the Company and other companies in its industry. The Company and its independent subsidiaries have been subjected to, and are currently involved in, class action litigation alleging violations (alone or in combination) of state and federal wage and hour laws as related to the alleged failure to pay wages, to timely provide and compensate for meal and rest breaks, and related causes of action. In 2025, the Company agreed to settle substantially all alleged wage, hour or labor code-related violations asserted on a class or representative basis against its independent subsidiaries in California for purported violations occurring during the six year period ending December 2025, pending court approval. Accordingly, the Company has recorded an accrual of $12,000 within Other accrued liabilities on the consolidated balance sheet as of December 31, 2025. The Company does not believe that the ultimate resolution of these actions will have an ongoing material adverse effect on the Company’s business, cash flows, financial condition or results of operations.
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
In 2023, following a four-week medical negligence trial in the State of Arizona, the jury returned a verdict against one of the Company’s independent subsidiaries. The Company is in the process of appealing the jury verdict. The Company has in the past appealed similar decisions and has, in some circumstances, received decisions in its favor. Although the Company intends to vigorously defend against these specific claims and in general these types of claims and cases, there can be no assurance that the outcomes of these matters will not have a material adverse effect on operational results and financial condition. The Company has recorded an estimated liability for this matter.
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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Medicare Revenue Recoupments — The Company's independent subsidiaries are subject to regulatory reviews relating to the provision of Medicare and Medicaid services, billings and potential overpayments as a result of Recovery Audit Contractors (RAC), and various Program Safeguard Contractors and Medicaid Integrity Contractors (collectively referred to as Reviews). Reviews vary in claim selection size and processes, ranging from a single episode/claim month to larger, multi-claim batches; and from single rounds of review to reviews of multiple rounds with pass/fail criteria. If an operation has a significant error rate or fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. The Company anticipates that these Reviews could increase in frequency in the future. As of December 31, 2025, and through the filing date of this report, 25 of the Company's independent subsidiaries had multi-claim Reviews scheduled or in process.
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
The Company’s receivables from Medicare and Medicaid payor programs accounted for 61.9% and 52.9% of its total accounts receivable as of December 31, 2025 and 2024, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 69.5%, 70.9% and 72.6% of the Company's revenue for the years ended December 31, 2025, 2024 and 2023, respectively.
19. COMMON STOCK REPURCHASE PROGRAM
On May 15, 2025, the Board of Directors approved a stock repurchase program pursuant to which the Company is authorized to repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months from June 16, 2025. During the year ended December 31, 2025, the Company did not repurchase any shares pursuant to this stock repurchase program.
On February 21, 2025, the Board of Directors approved a stock repurchase program pursuant to which the Company was authorized to repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months from March 26, 2025. During the year ended December 31, 2025, the Company purchased 157 shares of its common stock for $20,000. This repurchase program expired upon the repurchase of the fully authorized amount under the plan and is no longer in effect.
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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). As a result of this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued an audit report, included herein, on the effectiveness of our internal control over financial reporting. Their report is set forth below.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, that occurred during the fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(d) Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of The Ensign Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Ensign Group, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 4, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California February 4, 2026

Item 9B. OTHER INFORMATION

Rule 10b5-1 Plan Elections

Mark V. Parkinson, a member of our Board of Directors, entered into a Rule 10b5-1 trading arrangement on November 6, 2025. Mr. Parkinson's 10b5-1 Plan provides for the potential sale of up to 400 shares of the Company's common stock between February 9, 2026 and October 15, 2026.

Dr. Ann S. Blouin, a member of our Board of Directors, entered into a Rule 10b5-1 trading arrangement on November 7, 2025. Dr. Blouin's 10b5-1 Plan provides for the potential sale of up to 375 shares of the Company's common stock between February 9, 2026 and November 5, 2026.

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

PART III.
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2026 Annual Meeting of Stockholders.

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
Item 11. EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2026 Annual Meeting of Stockholders.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2026 Annual Meeting of Stockholders.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2026 Annual Meeting of Stockholders.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference to our definitive proxy statement for the 2026 Annual Meeting of Stockholders. Our principal accountant is Deloitte & Touche LLP (PCAOB ID No.34).

PART IV.
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(a) (1) Financial Statements:

The Financial Statements described in Part II. Item 8 and beginning on page 93 are filed as part of this Annual Report on Form 10-K.

(a) (3) Exhibits:  The following exhibits are filed or furnished with or incorporated by reference this Annual Report on Form 10-K.

Exhibit			File	Exhibit	Filing	Filed
No.	Exhibit Description*	Form	No.	No.	Date	Herewith
3.1	Fifth Amended and Restated Certificate of Incorporation of the Corporation, filed with the Delaware Secretary of State on November 15, 2007, and all Certificates of Amendment thereto filed with the Delaware Secretary of State through May 23, 2024.	10-Q	001-33757	3.1	7/25/2024
3.2	Amended and Restated Bylaws of The Ensign Group, Inc.	10-Q	001-33757	3.2	12/21/2007

Exhibit				File	Exhibit	Filing	Filed
No.		Exhibit Description*	Form	No.	No.	Date	Herewith
3.3		Amendment to the Amended and Restated Bylaws, dated August 5, 2014	8-K	001-33757	3.2	8/8/2014
3.4		Amendment to the Amended and Restated Bylaws of The Ensign Group, Inc., dated March 15, 2024	10-Q	001-33757	3.4	4/29/2025
4.1		Description of the Common stock of The Ensign Group, Inc.	10-K	001-33757	4.1	2/5/2020
4.2		Specimen common stock certificate	S-1	333-142897	4.1	10/5/2007
10.1	+	The Ensign Group, Inc. 2007 Omnibus Incentive Plan	S-1	333-142897	10.3	10/5/2007
10.2	+	Amendment to The Ensign Group, Inc. 2007 Omnibus Incentive Plan	8-K	001-33757	99.2	7/28/2009
10.3	+	Form of 2007 Omnibus Incentive Plan Notice of Grant of Stock Options; and form of Non-Incentive Stock Option Award Terms and Conditions	S-1	333-142797	10.4	10/5/2007
10.4	+	Form of 2007 Omnibus Incentive Plan Restricted Stock Agreement	S-1	333-142897	10.5	10/5/2007
10.5	+	Form of Indemnification Agreement entered into between The Ensign Group, Inc. and its directors, officers and certain key employees	S-1	333-142897	10.6	10/5/2007
10.6		Form of Independent Consulting and Centralized Services Agreement between Ensign Facility Services, Inc. and certain of its subsidiaries	S-1	333-142897	10.41	5/14/2007
10.7		Form of Health Insurance Benefit Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Medicare program	S-1	333-142897	10.48	10/19/2007
10.8		Form of Medi-Cal Provider Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the California Medicaid program	S-1	333-142897	10.49	10/19/2007
10.9		Form of Provider Participation Agreement pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Arizona Medicaid program	S-1	333-142897	10.50	10/19/2007
10.10		Form of Contract to Provide Nursing Facility Services under the Texas Medical Assistance Program pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Texas Medicaid program	S-1	333-142897	10.51	10/19/2007
10.11		Form of Client Service Contract pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Washington Medicaid program	S-1	333-142897	10.52	10/19/2007
10.12		Form of Provider Agreement for Medicaid and UMAP pursuant to which certain subsidiaries of The Ensign Group, Inc. participate in the Utah Medicaid program	S-1	333-142897	10.53	10/19/2007
10.13		Form of Medicaid Provider Agreement pursuant to which a subsidiary of The Ensign Group, Inc. participates in the Idaho Medicaid program	S-1	333-142897	10.54	10/19/2007
10.14		Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and The Ensign Group, Inc. dated October 1, 2013.	10-K	001-33757	10.74	2/13/2014
10.15		Settlement agreement dated October 1, 2013, entered into among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General (OIG-HHS) of the Department of Health and Human Services (HHS) (collectively the "United States") and the Company.	8-K	001-33757	10.75	5/8/2014
10.16		Form of Master Lease by and among certain subsidiaries of The Ensign Group, Inc. and certain subsidiaries of CareTrust REIT, Inc.	8-K	001-33757	10.1	6/5/2014

Exhibit				File	Exhibit	Filing	Filed
No.		Exhibit Description*	Form	No.	No.	Date	Herewith
10.17		Form of Guaranty of Master Lease by The Ensign Group, Inc. in favor of certain subsidiaries of CareTrust REIT, Inc., as landlords under the Master Leases	8-K	001-33757	10.2	6/5/2014
10.18		Amended and Restated Credit Agreement as of February 5, 2016, by and among The Ensign Group, Inc., SunTrust Bank, now known as Truist, as administrative agent, and the lenders party thereto	8-K	001-33757	10.1	2/8/2016
10.19		Second Amended Credit Agreement as of July 19, 2016, by and among The Ensign Group, Inc., SunTrust Bank, now known as Truist, as administrative agent, and the lenders party thereto	8-K	001-33757	10.1	7/25/2016
10.20		The Ensign Group, Inc. 2017 Omnibus Incentive Plan	DEF 14A	001-33757	A	4/13/2017
10.21		Form of 2017 Omnibus Incentive Plan Notice of Grant of Stock Options; and form of Non-Incentive Stock Option Award Terms and Conditions	10-K	001-33757	10.87	2/8/2018
10.22		Form of 2017 Omnibus Incentive Plan Restricted Stock Agreement	10-K	001-33757	10.88	2/8/2018
10.23		Form of U.S. Department of Housing and Urban Development Healthcare Facility Note and schedule of individual subsidiary loans, by and among The Ensign Group, Inc.'s subsidiaries listed therein and U.S. Department of Housing and Urban Development	8-K	001-33757	10.1	1/3/2018
10.24		Form of U.S. Department of Housing and Urban Development Security Instrument/Mortgage/Deed of Trust	8-K	001-33757	10.2	1/3/2018
10.25		Third Amended and Restated Credit Agreement, dated as of October 1, 2019, by and among The Ensign Group, Inc., SunTrust Bank, now known as Truist, as administrative agent, and the lenders party thereto	8-K	001-33757	10.4	10/1/2019
10.26		Lease Agreement, dated as of October 1, 2019, by and between The Ensign Group, Inc. and The Pennant Group, Inc.	8-K	001-33757	10.5	10/1/2019
10.27	+	The Ensign Services, Inc. Deferred Compensation Plan	10-K	001-33757	10.1	2/3/2021
10.28	+	First Amendment to The Ensign Services, Inc. Deferred Compensation Plan	10-K	001-33757	10.2	2/3/2021
10.29		First Amendment to Third Amended and Restated Credit Agreement, dated as of February 8, 2022, by and among The Ensign Group, Inc., Standard Bearer Healthcare REIT, Inc., Truist Bank (as successor by merger to SunTrust Bank), as administrative agent, and the lenders party thereto	10-K	001-33757	10.1	2/9/2022
10.30		Second Amendment to Third Amended and Restated Credit Agreement, dated as of April 8, 2022, by and among The Ensign Group, Inc. and Truist Bank, as administrative agent, and the lenders party thereto.	8-K	001-33757	10.1	4/12/2022
10.31	+	The Ensign Group, Inc. Amended and Restated Omnibus Incentive Plan	S-8	001-33757	4.5	6/26/2025
10.32	+	Form of Omnibus Incentive Plan Notice of Grant of Stock Options; and form of Non-Incentive Stock Option Award Terms and Conditions	10-K	001-33757	10.2	2/2/2023
10.33	+	Form of Omnibus Incentive Plan Restricted Stock Agreement	10-K	001-33757	10.3	2/2/2023
10.34	+	Form of Notice of Restricted Stock Award to the Amended and Restated Omnibus Incentive Plan of the Company; and Terms and Conditions of Restricted Stock Awards pursuant to the Amended and Restated Omnibus Incentive Plan of the Company	10-Q	001-33757	10.1	7/24/2025

Exhibit				File	Exhibit	Filing	Filed
No.		Exhibit Description*	Form	No.	No.	Date	Herewith
10.35	+	Form of Notice of Non-Incentive Stock Option Award to the Amended and Restated Omnibus Incentive Plan of the Company ; and Terms and Conditions of Non-Incentive Stock Option Awards to the Amended and Restated Omnibus Incentive Plan of the Company	10-Q	001-33757	10.2	7/24/2025
13.1		Annual Report to Security Holders	ARS	001-33757	ARS	4/4/2025
19.1		Statement of Company Policy Regarding Insider Trading	10-K	001-33757	19.1	2/5/2025
19.2		Addendum to Statement of Company Policy Regarding Insider Trading	10-K	001-33757	19.2	2/5/2025
21.1		Subsidiaries of The Ensign Group, Inc., as amended					X
23.1		Consent of Deloitte & Touche LLP					X
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	+	Policy for Recovery of Erroneously Awarded Incentive-Based Compensation	10-K	001-33757	97.0	2/1/2024
101		Interactive data file (furnished electronically herewith pursuant to Rule 406T of Regulations S-T)
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+		Indicates management contract or compensatory plan.
*		Documents not filed herewith are incorporated by reference to the prior filings identified in the table above.

Item 16.    FORM 10-K SUMMARY
Not applicable

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ENSIGN GROUP, INC.

February 4, 2026	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer, Executive Vice President and Director (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY R. PORT	Chief Executive Officer and Chairman of the Board (principal executive officer)	February 4, 2026
Barry R. Port

/s/ SUZANNE D. SNAPPER	Chief Financial Officer, Executive Vice President and Director (principal financial officer and principal accounting officer)	February 4, 2026
Suzanne D. Snapper

/s/ DAREN J. SHAW	Director	February 4, 2026
Daren J. Shaw

/s/ BARRY M. SMITH	Director	February 4, 2026
Barry M. Smith

/s/ ANN S. BLOUIN	Director	February 4, 2026
Ann S. Blouin

/s/ SWATI B. ABBOTT	Director	February 4, 2026
Swati B. Abbott

/s/ JOHN O. AGWUNOBI	Director	February 4, 2026
John O. Agwunobi

/s/ MARK V. PARKINSON	Director	February 4, 2026
Mark V. Parkinson

/s/ MARIVIC UYCHIAT PISON	Vice President of Clinical Services and Director	February 4, 2026
Marivic Uychiat Pison