Form 10-Q
period 2026-03-31
ENSIGN GROUP, INC
filed 2026-04-30
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2026.
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
As of April 27, 2026, 58,445,400 shares of the registrant’s common stock, $0.001 par value, were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2026

PART I.
Item 1.     FINANCIAL STATEMENTS
THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	March 31, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$539,498	$503,881
Accounts receivable—less allowance for doubtful accounts of $7,583 and $7,805 at March 31, 2026 and December 31, 2025, respectively	663,247	636,985
Investments—current	55,677	68,506
Prepaid expenses and other current assets	61,678	62,932
Total current assets	$1,320,100	$1,272,304
Property and equipment, net	1,720,225	1,696,863
Right-of-use assets	2,137,308	2,097,862
Insurance subsidiary deposits and investments	194,309	166,841
Deferred tax assets	83,169	83,138
Restricted and other assets	52,347	41,600
Intangible assets, net	6,322	6,381
Goodwill	97,981	97,981
TOTAL ASSETS	$5,611,761	$5,462,970
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$116,132	$97,327
Accrued wages and related liabilities	313,517	422,326
Lease liabilities—current	116,500	114,816
Accrued self-insurance liabilities—current	94,868	81,623
Other accrued liabilities	202,766	174,027
Current maturities of long-term debt	4,263	4,227
Total current liabilities	$848,046	$894,346
Long-term lease liabilities—less current portion	1,987,386	1,949,213
Accrued self-insurance liabilities—less current portion	183,860	164,792
Other long-term liabilities	86,281	82,266
Long-term debt—less current maturities	136,491	137,529
TOTAL LIABILITIES	$3,242,064	$3,228,146

Commitments and contingencies (Notes 13 and 18)

EQUITY
Ensign Group, Inc. stockholders' equity:
Common stock: $0.001 par value; 150,000 shares authorized; 61,990 and 58,423 shares issued and shares outstanding at March 31, 2026, respectively, and 61,652 and 58,085 shares issued and shares outstanding at December 31, 2025, respectively	62	62
Additional paid-in capital	653,401	614,724
Retained earnings	1,852,008	1,756,137
Treasury stock, at cost, 3,567 shares at March 31, 2026 and December 31, 2025	(139,221)	(139,198)
Total Ensign Group, Inc. stockholders' equity	$2,366,250	$2,231,725
Non-controlling interest	3,447	3,099
Total equity	$2,369,697	$2,234,824
TOTAL LIABILITIES AND EQUITY	$5,611,761	$5,462,970
See accompanying notes to the condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2026	2025

	(In thousands, except per share data)
REVENUE
Service revenue	$1,382,303	$1,167,040
Rental revenue	6,893	6,001
TOTAL REVENUE	$1,389,196	$1,173,041
Expense:
Cost of services	1,095,826	927,849
Rent—cost of services	65,506	57,076
General and administrative expense	74,210	62,555
Depreciation and amortization	28,801	24,188
TOTAL EXPENSES	$1,264,343	$1,071,668
Income from operations	124,853	101,373
Other income (expense):
Interest expense	(1,932)	(2,037)
Interest income	6,536	6,883
Other (expense) income	(885)	361
OTHER INCOME, NET	$3,719	$5,207
Income before provision for income taxes	128,572	106,580
Provision for income taxes	28,816	26,227
NET INCOME	$99,756	$80,353
Less:
Net income attributable to noncontrolling interests	88	76
NET INCOME ATTRIBUTABLE TO THE ENSIGN GROUP, INC.	$99,668	$80,277

NET INCOME PER SHARE ATTRIBUTABLE TO THE ENSIGN GROUP INC.
Basic	$1.73	$1.41
Diluted	$1.67	$1.37
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	57,771	57,099
Diluted	59,567	58,500
See accompanying notes to the condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
BALANCE - JANUARY 1, 2026	58,085	$62	$614,724	$1,756,137	3,567	$(139,198)	$3,099	$2,234,824
Issuance of common stock to employees and directors resulting from the exercise of stock options	188	—	11,490	—	—	—	—	11,490
Issuance of restricted stock, net of forfeitures	150	—	13,555	—	—	—	—	13,555
Shares of common stock used to satisfy tax withholding obligations	—	—	—	—	—	(23)	—	(23)
Dividends declared ($0.0650 per share)	—	—	—	(3,797)	—	—	—	(3,797)
Employee stock award compensation	—	—	13,693	—	—	—	—	13,693
Net income attributable to noncontrolling interest	—	—	—	—	—	—	88	88
Noncontrolling interests attributable to subsidiary equity plan	—	—	(61)	—	—	—	260	199
Net income attributable to the Ensign Group, Inc.	—	—	—	99,668	—	—	—	99,668
BALANCE - MARCH 31, 2026	58,423	$62	$653,401	$1,852,008	3,567	$(139,221)	$3,447	$2,369,697

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
BALANCE - JANUARY 1, 2025	57,438	$61	$528,052	$1,426,762	3,400	$(117,764)	$3,317	$1,840,428
Issuance of common stock to employees and directors resulting from the exercise of stock options	106	—	5,050	—	—	—	—	5,050
Issuance of restricted stock, net of forfeitures	87	—	8,003	—	—	—	—	8,003
Shares of common stock used to satisfy tax withholding obligations	—	—	—	—	—	(14)	—	(14)
Dividends declared ($0.0625 per share)	—	—	—	(3,597)	—	—	—	(3,597)
Employee stock award compensation	—	—	10,691	—	—	—	—	10,691
Repurchase of common stock (Note 19)	(84)	—	—	—	84	(10,775)	—	(10,775)
Acquisition of noncontrolling interest shares	—	—	(11)	—	—	—	—	(11)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	76	76
Noncontrolling interests attributable to subsidiary equity plan	—	—	82	—	—	—	(53)	29
Net income attributable to the Ensign Group, Inc.	—	—	—	80,277	—	—	—	80,277
BALANCE - MARCH 31, 2025	57,547	$61	$551,867	$1,503,442	3,484	$(128,553)	$3,340	$1,930,157
See accompanying notes to the condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$99,756	$80,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,801	24,188
Amortization of deferred financing fees	264	266
Stock-based compensation	13,895	10,724
Insurance proceeds and (gain) loss on long-lived assets, net	1,915	420
Other operating activities, net	613	646
Change in operating assets and liabilities
Accounts receivable	(24,009)	(14,589)
Prepaid income taxes	1,878	13,057
Prepaid expenses and other assets	(986)	(9,360)
Cash surrender value of life insurance policy premiums	(7,490)	(7,489)
Deferred compensation liability	6,926	7,441
Operating lease obligations	(183)	(102)
Accounts payable	18,705	(3,521)
Accrued wages and related liabilities	(97,663)	(60,021)
Other accrued liabilities	27,283	21,497
Accrued self-insurance liabilities	30,449	8,710
NET CASH PROVIDED BY OPERATING ACTIVITIES	$100,154	$72,220
Cash flows from investing activities:
Purchase of property and equipment	(35,473)	(42,926)
Cash payments for acquisitions	(28,737)	(194,241)
Cash proceeds from insurance recoveries and sale of assets	83	1,494
Purchases of investments	(36,866)	(25,984)
Maturities of investments	29,717	17,862
Other investing activities, net	89	(9)
NET CASH USED IN INVESTING ACTIVITIES	$(71,187)	$(243,804)

Cash flows from financing activities:
Payments on debt	(1,042)	(1,009)
Issuance of common stock upon exercise of options	11,490	5,050
Repurchase of shares of common stock to satisfy tax withholding obligations	(23)	(14)
Repurchase of shares of common stock (Note 19)	—	(10,775)
Dividends paid	(3,775)	(3,589)
Other financing activities	—	(11)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	$6,650	$(10,348)
Net increase (decrease) in cash and cash equivalents	35,617	(181,932)
Cash and cash equivalents beginning of period	503,881	464,598
Cash and cash equivalents end of period	$539,498	$282,666

	Three Months Ended March 31,
(In thousands)	2026	2025
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,664	$1,769
Income taxes	425	—
Lease liabilities	66,078	59,165
Non-cash financing and investing activity
Accrued capital expenditures	$9,970	$7,800
Accrued dividends declared	3,797	3,597
Right-of-use assets obtained in exchange for new and modified operating lease obligations	68,296	57,961

See accompanying notes to the condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, shares and options in thousands, except per share data)
1. DESCRIPTION OF BUSINESS
The Company — The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company's independent subsidiaries provide health care services across the post-acute care continuum and engage in the ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare-related properties and ancillary businesses. As of March 31, 2026, the Company's independent subsidiaries operated 378 facilities and other ancillary operations located in 17 states. The Company's independent subsidiaries have a collective capacity of approximately 38,500 operational skilled nursing beds and 3,400 senior living units.
As of March 31, 2026, the Company's independent subsidiaries operated 254 facilities under long-term lease arrangements and had options to purchase eight of those 254 facilities. The Company's real estate portfolio consists of 160 owned real estate properties, which includes 124 facilities operated and managed by the Company's independent subsidiaries, 36 operations leased to and operated by third-party operators and the Service Center (defined below) location. Of those 36 third-party operations, one senior living operation is located on the same real estate property as a skilled nursing operation that an independent subsidiary operates.
During the three months ended March 31, 2026, the Company expanded its presence with the addition of five stand-alone skilled nursing operations in three states. These new operations added a total of 582 operational skilled nursing beds to be operated by the Company's independent subsidiaries. Additionally, the Company entered into definitive agreements to acquire 15 stand-alone skilled nursing operations and two campus operations in Texas subsequent to March 31, 2026, subject to customary closing conditions. These new operations will add 2,080 operational skilled nursing beds and 155 senior living units to be operated by the Company's independent subsidiaries.
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
To support its growth efforts and operational needs, the Company maintains a centralized support structure through its Service Center and captive insurance subsidiary, which provide essential services and risk management to its wholly-owned independent subsidiaries. Certain of the Company’s wholly-owned independent subsidiaries, collectively referred to as the Service Center, provide specific accounting, payroll, human resources, compliance, information technology, legal, risk management and other centralized services to the other independent subsidiaries. The Company also has a wholly-owned captive insurance subsidiary that provides some claims-made coverage to the Company’s independent subsidiaries for general and professional liabilities, as well as coverage for certain workers’ compensation insurance liabilities.
Each of the Company's wholly-owned independent subsidiaries has its own management, employees and assets. References herein to the consolidated “Company” and “its” assets and activities in this Quarterly Report are not meant to imply, nor should it be construed as meaning that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the subsidiaries are operated by The Ensign Group, Inc.
Other Information — The accompanying condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 (collectively, the Interim Financial Statements) are unaudited. Certain information and note disclosures normally included in the annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2025 which are included in the Company’s Annual Report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

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

Revenue from the Medicare and Medicaid programs accounted for 69.1% and 69.5% of all service revenue for the three months ended March 31, 2026 and 2025, respectively. Settlements with Medicare, Medicaid and managed care payors for retroactive adjustments due to audits and reviews are considered variable consideration and are included in the determination of the estimated transaction price. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity. Consistent with healthcare industry practices, any changes to these revenue estimates are recorded in the period the change or adjustment becomes known based on the final settlement. The Company recorded adjustments to revenue which were not material to the Company's revenue for the three months ended March 31, 2026 and 2025.

Service revenue for the three months ended March 31, 2026 and 2025 is summarized in the following tables:

	Three Months Ended March 31,
	2026		2025
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid(1)	$543,450	39.3%	$453,840	38.9%
Medicare	335,829	24.3	287,751	24.7
Medicaid-skilled	75,238	5.5	69,551	5.9
Total Medicaid and Medicare	$954,517	69.1%	$811,142	69.5%
Managed care	260,851	18.9	227,217	19.5
Private and other(2)	166,935	12.0	128,681	11.0
SERVICE REVENUE	$1,382,303	100.0%	$1,167,040	100.0%
(1) Medicaid payor includes revenue for senior living operations.
(2) Private and other includes revenue for skilled services (private, Veteran Affairs and hospice payors), senior living and ancillary operations.

In addition to the service revenue above, the Company's rental revenue derived from triple-net lease arrangements with third parties was $6,893 and $6,001, respectively, for the three months ended March 31, 2026 and 2025.
Balance Sheet Impact
Included in the Company’s condensed consolidated balance sheets are contract balances, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company had no material contract liabilities or contract assets as of March 31, 2026 and December 31, 2025, or activity during the three months ended March 31, 2026 and 2025.

Accounts receivable consist primarily of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans and private payor sources, net of estimates for variable consideration and doubtful accounts. Accounts receivable as of March 31, 2026 and December 31, 2025, is summarized in the following table:

	March 31, 2026	December 31, 2025
Medicaid	$291,960	$296,649
Managed care	180,438	163,463
Medicare	115,292	102,693
Private and other payors	83,140	81,985
	$670,830	$644,790
Less: allowance for doubtful accounts	(7,583)	(7,805)
ACCOUNTS RECEIVABLE, NET	$663,247	$636,985

Table of Contents	THE ENSIGN GROUP, INC.
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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended March 31,
	2026	2025
NUMERATOR:
Net income	$99,756	$80,353
Less: net income attributable to noncontrolling interests	88	76
Net income attributable to The Ensign Group, Inc.	$99,668	$80,277

DENOMINATOR:
Weighted average shares outstanding	57,771	57,099
Basic net income per common share:	$1.73	$1.41

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended March 31,
	2026	2025
NUMERATOR:
Net income	$99,756	$80,353
Less: net income attributable to noncontrolling interests	88	76
Net income attributable to The Ensign Group, Inc.	$99,668	$80,277

DENOMINATOR:
Weighted average common shares outstanding	57,771	57,099
Plus: incremental shares from assumed conversion (1)	1,796	1,401
Adjusted weighted average common shares outstanding	59,567	58,500
Diluted net income per common share:	$1.67	$1.37
(1) Options and restricted stock awards outstanding that were anti-dilutive and therefore excluded from the calculation of the weighted average common shares outstanding were 733 and 1,171 for the three months ended March 31, 2026 and 2025, respectively.
5. FAIR VALUE MEASUREMENTS

The Company's financial assets include held-to-maturity investments carried at amortized cost basis of $156,945 and $150,119, of which $100,578 and $81,816 are designated to support insurance subsidiary liabilities, as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, the amortized cost basis of these financial assets are considered to approximate fair value and are derived using Level 2 inputs. The Company believes its amortized cost basis investments that were in an unrealized loss position as of March 31, 2026 and December 31, 2025 do not require an allowance for expected credit losses, nor has any event occurred through the filing date of this report that would indicate differently.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company's financial assets also include the contracts insuring the lives of certain employees who are eligible to participate in non-qualified deferred compensation plans that are held in a rabbi trust. The cash surrender value of these contracts is based on funds that shadow the investment allocations specified by participants in the deferred compensation plan and are held at fair value. As of March 31, 2026 and December 31, 2025, the fair value of the investment funds was $81,895 and $74,405, respectively, which are derived using Level 2 inputs. Refer to Note 16, Defined Contribution Plans for more information.
Additionally, the Company has other investments held at historical cost basis, which are not material, for which the fair value is derived using Level 3 inputs.
6. STANDARD BEARER
Standard Bearer's real estate portfolio consists of 154 of the Company's 160 owned real estate properties, of which 120 are operated and managed by the Company's independent subsidiaries and 35 are leased to and operated by third-party operators. Of those 35 operations, one senior living operation is located on the same real estate property as a skilled nursing operation that an independent subsidiary operates.
During the three months ended March 31, 2026, Standard Bearer added $17,468 of real estate assets associated with two stand-alone skilled nursing operations, both of which are operated by the Company's independent subsidiaries. Additionally, during the three months ended March 31, 2026, the operating responsibility for two stand-alone skilled nursing operations previously acquired by Standard Bearer was transitioned from third-party operators to the Company's independent subsidiaries. Refer to Note 8, Property and Equipment - Net, for additional information on real estate acquisitions subsequent to March 31, 2026.
During the three months ended March 31, 2025, Standard Bearer added $147,796 of real estate assets associated with eight stand-alone skilled nursing operations, one stand-alone senior living operation and two campus operations. Four of these additions were related to the exercise of purchase options under an existing lease arrangement from CareTrust REIT, Inc. (CareTrust). All these additions are operated by the Company's independent subsidiaries.
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
Intercompany master lease agreements
Certain of the Company's independent subsidiaries and 120 Standard Bearer independent real estate subsidiaries have entered into seven triple-net master lease agreements (collectively, the Standard Bearer Master Leases). The lease periods range from 15 to 19 years with three five-year renewal options beyond the initial term, on the same terms and conditions. The rent structure under the Standard Bearer Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the independent subsidiaries are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties; (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Intercompany rental revenue generated from Ensign-affiliated operations for the three months ended March 31, 2026 and 2025 was $30,832 and $23,904, respectively, which has been eliminated in consolidation.
Intercompany management agreement
Standard Bearer has no employees. The Service Center provides personnel and services to Standard Bearer pursuant to the management agreement between Standard Bearer and the Service Center. The management agreement provides for a base management fee that is equal to 5.0% of total rental revenue and an incentive management fee that is equal to 5.0% of funds from operations (FFO) and is capped at 1.0% of total rental revenue, for a total of 6.0%. Management fee generated between Standard Bearer and the Service Center for the three months ended March 31, 2026 and 2025 was $2,163 and $1,692, respectively, which has been eliminated in consolidation.

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
Equity Instrument Denominated in the Shares of a Subsidiary
As part of the formation of Standard Bearer in 2022, the Company established the Standard Bearer Healthcare REIT, Inc. 2022 Omnibus Incentive Plan (Standard Bearer Equity Plan). The Company may grant stock options and restricted stock awards under the Standard Bearer Equity Plan to employees and management of Ensign's independent subsidiaries. These awards generally vest over a period of five years or upon the occurrence of certain prescribed events. The value of the stock options and restricted stock awards is tied to the value of the common stock of Standard Bearer, which is determined based on an independent valuation of Standard Bearer. The Company can also call the awards, generally upon employee termination. During the three months ended March 31, 2026 and 2025, the Company did not grant any stock options or restricted shares under the Standard Bearer Equity Plan. During the three months ended March 31, 2026 and 2025, there were no restricted stock awards vested for the periods.
The grant-date fair value of the awards is recognized as compensation expense over the relevant vesting periods, with a corresponding adjustment to noncontrolling interests. The grant value was determined based on an independent valuation of the subsidiary shares. For the three months ended March 31, 2026 and 2025, share-based compensation expense under the Standard Bearer Equity Plan was not material.
7. BUSINESS SEGMENTS

The Company has two reportable segments: (1) skilled services, which includes the operation of skilled nursing facilities and rehabilitation therapy services and (2) Standard Bearer, which is comprised of selected real estate properties owned by Standard Bearer and leased to skilled nursing and senior living operators.
As of March 31, 2026, the skilled services segment includes 331 skilled nursing and 31 campus operations that provide both skilled nursing and rehabilitative care services and senior living services. The Company's Standard Bearer segment consists of 154 owned real estate properties.
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

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables set forth financial information for the segments:

	Three Months Ended March 31, 2026
	Skilled Services	Standard Bearer	Total
Service revenue(1)	$1,330,835	$—	$1,330,835
Rental revenue	—	36,102	36,102
Segment revenue	$1,330,835	$36,102	$1,366,937

Reconciliation of revenue:
All other revenue(2)			62,256
Elimination of intercompany revenue(3)			(39,997)
TOTAL CONSOLIDATED REVENUE			$1,389,196
Less:
Other segment items(4)	1,141,508	3,122
Depreciation and amortization	15,310	10,783
Interest expense(5)	—	11,388
Segment income	$174,017	$10,809	$184,826

Reconciliation of profit or loss:
All other not included in segment income			(56,254)
INCOME BEFORE PROVISION FOR INCOME TAXES			$128,572
(1) Skilled services service revenue does not include intercompany service revenue generated by ancillary operations provided to the Company's independent subsidiaries and management service revenue generated by the Service Center with Standard Bearer. Intercompany service revenue is eliminated in "Elimination of intercompany revenue".
(2) All other revenue includes $59,061 of service revenue and $3,195 of rental revenue for the three months ended March 31, 2026, both of which include intercompany revenue that is eliminated in "Elimination of intercompany revenue".
(3) Elimination of intercompany revenue includes the elimination of intercompany rental revenue of $32,404 and intercompany service revenue of $7,593 for the three months ended March 31, 2026.
(4) Other segment items include cost of services of $1,052,724 and rent expense of $88,784 for the skilled services segment, and cost of services of $625, rent expense of $265 and general and administrative expenses of $2,232 for the Standard Bearer segment. Additionally, there are intercompany expenses of $39,997 during the three months ended March 31, 2026, which are eliminated in consolidation.
(5) Included in interest expense in Standard Bearer is interest from intercompany debt arrangements between Standard Bearer and The Ensign Group, Inc. of $9,767 during the three months ended March 31, 2026, which is eliminated in consolidation.

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
(4) Other segment items include cost of services of $891,855 and rent expense of $74,555 for the skilled services segment, and cost of services of $598, rent expense of $257 and general and administrative expenses of $1,751 for the Standard Bearer segment. Additionally, there are intercompany expenses of $31,340 during the three months ended March 31, 2025, which is eliminated in consolidation.
(5) Included in interest expense in Standard Bearer is interest from intercompany debt arrangements between Standard Bearer and The Ensign Group, Inc. of $7,040 during the three months ended March 31, 2025, which is eliminated in consolidation.

Service revenue by major payor source were as follows:

	Three Months Ended March 31, 2026
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$529,333	$14,117	$543,450	39.3%
Medicare	335,829	—	335,829	24.3
Medicaid-skilled	75,238	—	75,238	5.5
Subtotal	$940,400	$14,117	$954,517	69.1%
Managed care	260,851	—	260,851	18.9
Private and other(2)	129,584	37,351	166,935	12.0
TOTAL SERVICE REVENUE	$1,330,835	$51,468	$1,382,303	100.0%

(1) Medicaid payor includes revenue generated from senior living operations and revenue related to state relief funding.
(2) Private and other includes revenue for skilled services (private, Veteran Affairs and hospice payors), senior living and ancillary operations.
(3) All Other incorporates intercompany eliminations.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended March 31, 2025
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$443,411	$10,429	$453,840	38.9%
Medicare	287,751	—	287,751	24.7
Medicaid-skilled	69,551	—	69,551	5.9
Subtotal	$800,713	$10,429	$811,142	69.5%
Managed care	227,217	—	227,217	19.5
Private and other(2)	95,624	33,057	128,681	11.0
TOTAL SERVICE REVENUE	$1,123,554	$43,486	$1,167,040	100.0%

(1) Medicaid payor includes revenue generated from senior living operations and revenue related to state relief funding.
(2) Private and other includes revenue for skilled services (private, Veteran Affairs and hospice payors), senior living and ancillary operations.
(3) All Other incorporates intercompany eliminations.
8. PROPERTY AND EQUIPMENT - NET
Property and equipment, net consists of the following:

	March 31, 2026	December 31, 2025
Land	$221,208	$219,857
Buildings and improvements	1,288,713	1,231,704
Leasehold improvements	268,599	254,309
Equipment	496,938	478,729
Furniture and fixtures	4,647	4,588
Construction in progress	19,341	58,615
	$2,299,446	$2,247,802
Less: accumulated depreciation	(579,221)	(550,939)
PROPERTY AND EQUIPMENT, NET	$1,720,225	$1,696,863
Real Estate Acquisitions
A majority of the real estate properties were acquired by subsidiaries of Standard Bearer, as detailed in Note 6. Standard Bearer. The aggregate purchase price for the real estate purchases during the three months ended March 31, 2026 was $18,086, which primarily consists of building and improvements of $16,117 and land of $1,351, respectively. The aggregate purchase price for the real estate purchases during the three months ended March 31, 2025 was $159,172, which primarily consists of building and improvements of $135,654 and land of $20,453, respectively. The Company finalized the purchase price allocation for certain acquisitions during the three months ended March 31, 2025 resulting in no activities in goodwill during that period.
During the three months ended March 31, 2026, the Company, including Standard Bearer, entered into definitive agreements to acquire real estate assets associated with 19 operations subsequent to March 31, 2026, subject to customary closing conditions, for an aggregate purchase price of approximately $342,350. The real estate assets are associated with 15 stand-alone skilled nursing operations and two campus operations to be operated by the Company's independent subsidiaries and two stand-alone senior living operations to be leased to a third-party operator beginning on May 1, 2026, in each case, assuming the closing of the acquisitions.
9. INTANGIBLE ASSETS - NET

		March 31, 2026			December 31, 2025
	Weighted Average Life (Years)
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Facility trade name	30.0	733	(493)	240	733	(486)	247
Customer relationships	18.4	4,582	(3,166)	1,416	4,582	(3,114)	1,468
TOTAL		$5,315	$(3,659)	$1,656	$5,315	$(3,600)	$1,715

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the three months ended March 31, 2026 and 2025, amortization expense was $333 and $811, respectively, of which $274 and $142 was related to the amortization of right-of-use assets, respectively.

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2026 (remainder)	$179
2027	238
2028	238
2029	238
2030	238
2031	238
Thereafter	287
$1,656
Other indefinite-lived intangible assets consist of the following:

	March 31, 2026	December 31, 2025
Trade name	$889	$889
Medicare and Medicaid licenses	3,777	3,777
TOTAL	$4,666	$4,666
10. GOODWILL
Goodwill is subject to annual testing for impairment during the fourth quarter of each year. In addition, goodwill is tested for impairment if events occur or circumstances indicate that its carrying value may not be recoverable. There were no indicators of goodwill impairment noted during the three months ended March 31, 2026. The Company anticipates that the majority of goodwill recognized will be fully deductible for tax purposes as of March 31, 2026. There were no activities in goodwill during the three months ended March 31, 2026. The following table represents goodwill value by the skilled services segment and "all other" category for March 31, 2026 and December 31, 2025:

	Skilled Services	All Other	Total
Goodwill	$88,626	$9,355	$97,981
11. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	March 31, 2026	December 31, 2025
Quality assurance fee	$15,869	$17,398
Refunds, deferred revenue and advances	104,401	105,642
Cash held in trust for patients	8,208	8,653
Dividends payable	3,797	3,775
Property taxes	11,590	7,150
Income tax payable	27,352	818
Accrued litigation (Note 18)	12,000	12,000
Other	19,549	18,591
OTHER ACCRUED LIABILITIES	$202,766	$174,027
Quality assurance fee represents the aggregate of amounts payable to various states that have a mandated fee based on patient days or licensed beds. Refunds, deferred revenue and advances consist of liabilities related to duplicate payments and credit balances from various payor sources, as well as payments received from residents in advance of services provided. Cash held in trust for patients reflects monies received from or on behalf of patients. Maintaining a trust account for patients is a regulatory requirement and, while the trust assets offset the liabilities, the Company assumes a fiduciary responsibility for these funds. The cash balance related to this liability is included in other current assets in the condensed consolidated balance sheets.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. INCOME TAXES
The Company recorded income tax expense of $28,816 and $26,227 during the three months ended March 31, 2026 and 2025, respectively, or 22.4% of earnings before income taxes for the three months ended March 31, 2026, compared to 24.6% for the three months ended March 31, 2025. The effective tax rate for both periods is driven by the impact of excess tax benefits from stock-based compensation, offset by non-deductible expenses including non-deductible compensation.

The Company is not currently under examination by any major income tax jurisdiction. During 2026, the statutes of limitations will lapse on the Company's 2022 federal tax year and certain 2021 and 2022 state tax years. The Company does not believe the federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the three months ended March 31, 2026 and 2025.
13. DEBT
Debt consists of the following:

	March 31, 2026	December 31, 2025
Mortgage loans and promissory note	$143,310	$144,352
Less: current maturities	(4,263)	(4,227)
Less: debt issuance costs, net	(2,556)	(2,596)
LONG-TERM DEBT LESS CURRENT MATURITIES	$136,491	$137,529
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

Borrowings made under the Credit Facility are guaranteed, jointly and severally, by certain of the Company’s wholly-owned subsidiaries, and are secured by a pledge of stock of the Company's material independent subsidiaries as well as a first lien on substantially all of such independent subsidiaries' personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the terms of the Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of (i) a maximum consolidated total net debt to consolidated EBITDA ratio (which shall not be greater than 3.75:1.00; provided that if the aggregate consideration for approved acquisitions in a six month period is greater than $50,000, then the ratio can be increased at the election of the Company with notice to the administrative agent to 4.25:1.00 for the first fiscal quarter and the immediately following three fiscal quarters), and (ii) a minimum interest/rent coverage ratio (which cannot be less than 1.50:1.00). As of March 31, 2026, there was no outstanding debt under the Credit Facility. The Company was in compliance with all loan covenants as of March 31, 2026.
Mortgage Loans and Promissory Note

As of March 31, 2026, the Company has 23 subsidiaries that have mortgage loans insured with HUD in the aggregate amount of $142,571, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates in a range of 3.1% to 4.2%, including fixed interest rates in a range of 2.4% to 3.3% per annum. In addition to the interest rate, the Company incurs other fees for HUD placement, including, but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees based on the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10.0% and is reduced by 3.0% in the fourth year of the loan and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In addition to the HUD mortgage loans above, the Company has a promissory note of $739 that bears a fixed interest rate of 5.3% per annum and has a term of 12 years. The note, which was assumed as part of an acquisition, is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.

Off-Balance Sheet Arrangements

As of March 31, 2026 and December 31, 2025, the Company had approximately $8,402 of borrowing capacity under the Credit Facility pledged as collateral to secure outstanding letters of credit. The Company believes that its outstanding letters of credit as of March 31, 2026 do not require an allowance for expected credit losses, nor has any event occurred through the filing date of this report that would indicate differently.
14. OPTIONS AND AWARDS

Stock-based compensation expense consists of stock-based payment awards made to employees and directors, including employee stock options and restricted stock awards, based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three months ended March 31, 2026 and 2025 was based on awards expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.

The Company grants equity awards under the Amended and Restated 2022 Omnibus Incentive Plan (the Amended and Restated Plan), the amendment and restatement of which was approved by the Company’s stockholders during the second quarter of 2025. There are 4,231 shares of common stock available for issuance under the Amended and Restated Plan, and the number of shares available for issuance is reduced by one share for each share subject to an option or stock appreciation right award and by two shares for each share subject to an award other than an option or stock appreciation right. At March 31, 2026, 2,804 shares remained available for future issuance under the Amended and Restated Plan.

Non-employee director stock options, to the extent granted, vest and become exercisable in three equal annual installments, or over the term of the award if less than three years, subject to continued service from the grant date through the date of vesting. All other stock options generally vest over five years at a rate of 20% per year on each anniversary of the grant date. Stock options expire ten years from the grant date.
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
Stock Options
The Company used the following assumptions for stock options granted during the three months ended March 31, 2026 and 2025:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2026	312	3.7%	6.2 years	38.4%	0.1%
2025	152	4.3%	6.2 years	39.8%	0.2%

For the three months ended March 31, 2026 and 2025, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2026	312	$212.65	$93.07
2025	152	$126.34	$57.17
The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the three months ended March 31, 2026 and 2025 and therefore, the intrinsic value was $0 at the date of grant.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table represents the employee stock option activity during the three months ended March 31, 2026:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2026	4,071	$96.87	1,991	$67.10
Granted	312	212.65
Forfeited	(22)	123.35
Exercised	(188)	61.08
March 31, 2026	4,173	$107.01	1,955	$70.45

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of March 31, 2026 and December 31, 2025 is as follows:

Options	March 31, 2026	December 31, 2025

Outstanding	$397,796	$317,984
Vested	256,158	213,189
Expected to vest	132,838	98,487
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options. The aggregate intrinsic value of options that vested during the three months ended March 31, 2026 and 2025 was $12,451 and $6,045, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2026 and 2025 was $26,483 and $9,470, respectively.
Restricted Stock Awards
The Company granted 155 and 92 restricted stock awards during the three months ended March 31, 2026 and 2025, respectively. All awards were granted at an issue price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the three months ended March 31, 2026 and 2025 ranged from $183.54 to $212.65 and $126.34 to $134.58, respectively. The fair value per share includes quarterly stock awards to non-employee directors. Included in the restricted stock award grants are $13,555 and $8,003 of annual bonuses that were settled in vested restricted stock awards during the three months ended March 31, 2026 and 2025, respectively.
A summary of the status of the Company's non-vested restricted stock awards as of March 31, 2026 and changes during the three months ended March 31, 2026 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2026	436	$129.54
Granted	155	210.77
Vested	(100)	175.06
Forfeited	(5)	116.28
Nonvested at March 31, 2026	486	$146.30
During the three months ended March 31, 2026, the Company granted three automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards was $183.54 based on the market price on the grant date.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock-based compensation expense
Stock-based compensation expense recognized for the Company's equity incentive plans and long-term incentive plan for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025
Stock-based compensation expense related to stock options	$8,652	$6,805
Stock-based compensation expense related to restricted stock awards	4,380	3,402
Stock-based compensation expense related to restricted stock awards to non-employee directors	661	484
TOTAL	$13,693	$10,691

In future periods, the Company expects to recognize approximately $121,924 and $62,954 in stock-based compensation expense for unvested options and unvested restricted stock awards, respectively, that were outstanding as of March 31, 2026. Future stock-based compensation expense will be recognized over 3.9 and 4.0 weighted average years for unvested options and restricted stock awards, respectively. There were 2,218 unvested and outstanding options as of March 31, 2026, of which 2,049 options are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest as of March 31, 2026 was 6.8 years.

15. LEASES
The Company leases real property associated with 104 independent skilled nursing and senior living facilities under eight triple‑net master lease agreements with CareTrust REIT, Inc. (collectively, the Master Leases). The Master Leases have initial terms ranging from 13 to 20 years and include two or three five‑year renewal options at the Company’s election, subject to customary conditions. If the Company elects to renew the term of a Master Lease, the renewal will be effective to all, but not less than all, of the leased property then subject to such Master Lease.
The Master Leases are non‑cancelable prior to expiration without the consent of CareTrust. Rent consists of a fixed base amount subject to annual escalation equal to the lesser of 2.5% or the percentage change in the Consumer Price Index (not less than zero). As triple‑net leases, the Company is responsible for substantially all property‑level operating costs, including taxes, insurance, utilities, and maintenance. Total rent expense under the Master Leases was $19,631 and $17,126 for the three months ended March 31, 2026 and 2025, respectively.
The Master Leases require the Company to comply with certain financial covenants, including portfolio coverage and minimum rent coverage ratios, as well as customary reporting and other requirements. The Company was in compliance with all such requirements as of March 31, 2026.
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

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of operating lease expense are as follows:

	Three Months Ended March 31,
	2026	2025
Rent - cost of services(1)	$65,506	$57,076
Cost of services(2)	6,979	6,429
General and administrative expense	220	199
	$72,705	$63,704
(1)Rent - cost of services includes deferred rent expense adjustments of $321 and $208 for the three months ended March 31, 2026 and 2025, respectively. Additionally, rent - cost of services includes other variable lease costs such as consumer price index increases and short-term leases of $5,131 and $4,004 for the three months ended March 31, 2026 and 2025, respectively.
(2)Cost of services includes variable lease costs consisting of property taxes and insurance.

Future minimum lease payments for all third-party leases as of March 31, 2026 are as follows:

Year	Amount
2026 (remainder)	$182,707
2027	243,258
2028	242,307
2029	236,831
2030	231,410
2031	221,291
Thereafter	1,780,951
TOTAL LEASE PAYMENTS	$3,138,755
Less: present value adjustment	(1,034,869)
PRESENT VALUE OF TOTAL LEASE LIABILITIES	$2,103,886
Less: current lease liabilities	(116,500)
LONG-TERM OPERATING LEASE LIABILITIES	$1,987,386
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of March 31, 2026, the weighted average remaining lease term is 13.9 years and the weighted average discount rate used to determine the operating lease liabilities is 6.2%.
Lessor Activities

The Company leases 36 owned real estate properties to third‑party operators, including 32 senior living operations operated by The Pennant Group, Inc. (Pennant). All of the leases are triple‑net arrangements, under which the tenants are responsible for substantially all property‑level operating costs, including taxes, insurance, utilities, and maintenance. The initial terms range from 14 to 16 years.
During the three months ended March 31, 2026, the Company, through Standard Bearer, entered into a definitive agreement to acquire real estate assets associated with two stand-alone senior living operations on May 1, 2026 subject to customary closing conditions. Assuming the closing of the acquisitions, these operations will be leased to a third-party operator beginning on May 1, 2026.
Total rental income from all third-party sources for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025
Pennant(1)	$4,213	$4,122
Other third-party(2)	2,680	1,879
TOTAL	$6,893	$6,001
(1) Pennant rental income includes variable rent such as property taxes of $312 and $310 during the three months ended March 31, 2026 and 2025, respectively.
(2) Other third-party includes rental revenue associated with the Company's subleases to third parties of $1,135 and $1,107 for the three months ended March 31, 2026 and 2025.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future contractual minimum annual rental income for all third-party leases as of March 31, 2026 were as follows:

Year	Amount
2026 (remainder)	$20,641
2027	26,922
2028	26,495
2029	26,380
2030	25,316
2031	25,310
Thereafter	98,758
TOTAL	$249,822
16. DEFINED CONTRIBUTION PLANS

The Company has a 401(k) defined contribution plan (the 401(k) Plan), whereby eligible employees may contribute up to 90% of their annual basic earnings, subject to applicable annual Internal Revenue Code limits. Additionally, the 401(k) Plan provides for discretionary matching contributions (as defined in the 401(k) Plan) by the Company.

The Company has a non-qualified deferred compensation plan (DCP), whereby highly compensated employees may defer the receipt of a portion of their base compensation and, for certain employees, up to 100% of their eligible bonuses. Additionally, the DCP allows for the employee deferrals to be deposited into a rabbi trust and the funds are generally invested in individual variable life insurance contracts owned by the Company that are specifically designed to fund savings plans of this nature.

As of March 31, 2026 and December 31, 2025, the Company accrued $86,070 and $81,553, respectively, as long term deferred compensation in other long term liabilities on the condensed consolidated balance sheets. Cash surrender value of the contracts is based on investment funds that shadow the investment allocations specified by participants in the deferred compensation plan. Refer to Note 5, Fair Value Measurements for more information on the funds.
For the three months ended March 31, 2026 and 2025, the Company recorded a loss on its DCP of $1,694 and $282, respectively, which is included in other income, net. During the same periods, the Company recorded an offsetting reduction in expenses of $1,598 and $234, respectively, which is allocated between cost of services and general and administrative expenses.
17. SELF INSURANCE LIABILITIES
The Company is partially self-insured for general and professional liability claims up to a base amount per claim (the self-insured retention) with an aggregate, one-time deductible above this limit. Losses beyond these amounts are insured through third-party policies with coverage limits per claim, per location and on an aggregate basis for the Company. The combined self-insured retention for the Company's independent subsidiaries in California is $1,000 per claim ($750 if an enforceable arbitration agreement applies), subject to an additional one-time deductible of $3,950. For the independent subsidiaries not in California, the self-insured claim is $750 per claim ($650 if an enforceable arbitration agreement applies), subject to an additional one-time, deductible of $5,100. For all independent subsidiaries, except those located in Colorado, the third-party coverage above these limits is $1,000 per claim, $3,000 per operation, with a $10,000 blanket aggregate limit and an additional state-specific aggregate where required by state law. In Colorado, the third-party coverage above these limits is $1,000 per claim and $3,000 per operation, which is independent of the aforementioned blanket aggregate limits that apply outside of Colorado.
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
The Company self-funds medical (including prescription drugs) and dental healthcare benefits for the majority of its employees. The Company is fully liable for all financial and legal aspects of these benefit plans. To protect itself against loss exposure with this policy, the Company has purchased individual stop-loss insurance coverage that insures individual claims that exceed $525 for each covered person for fiscal year 2026.
The following table represents the Company's self-insurance insurance liabilities, on an undiscounted basis, inclusive of anticipated insurance recoveries, as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Accrued general liability and professional malpractice liabilities	$214,460	$186,780
Accrued workers’ compensation liabilities	43,871	42,121
Accrued health benefits	20,397	17,514
TOTAL SELF-INSURANCE LIABILITIES	$278,728	$246,415
Less: current self-insurance liabilities	94,868	81,623
LONG-TERM SELF-INSURANCE LIABILITIES	$183,860	$164,792
The anticipated insurance recoveries included in the self-insurance liabilities are presented gross rather than net with the corresponding asset of $19,007 and $17,143, as of March 31, 2026 and December 31, 2025, respectively, included in Restricted and other assets on the consolidated balance sheets.
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
Litigation and Regulatory Matters — The Company and its independent subsidiaries are party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of business. Such claims may be related to, but are not limited to, the Health Insurance Portability and Accountability Act of 1996, alleged Medicare or Medicaid false claims, qui tam or "whistleblower" claims related to alleged violations of the False Claims Act and/or the Anti-Kickback Statute, alleged violations of state and federal wage and hour laws, environmental matters, investigations, examinations, audits and surveys or other claims in connection with the delivery of healthcare and non-healthcare services and general business operations. These claims may come from a variety of governmental agencies, including but not limited to, the following federal agencies: U.S. Department of Health and Human Services (HHS), including the Centers for Disease Control and Prevention (CDC), Centers for Medicare and Medicaid Services (CMS), Office for Civil Rights (OCR) and Office of Inspector General (OIG); U.S. Department of Justice (DOJ); Occupational Safety and Health Administration (OHSA), U.S. Equal Employment Opportunity Commission (EEOC); National Labor Relations Board (NLRB); U.S. Department of Labor (DOL); U.S. Department of Housing and Urban Development (HUD); U.S. Department of Veterans Affairs (VA); Environmental Protection Agency (EPA); and Office of Health Care Affordability (OHCA). In addition to these federal agencies, there are also a variety of state and local authorities with the ability to bring claims against our independent subsidiaries.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company and its independent subsidiaries are also subject to requests for information and investigations by other state and federal governmental entities. For example, representatives of the State Attorney General's Office or the State OIG Office may and do request medical records, operational information, and other such documents and materials from the Company's independent subsidiaries. The Company cannot predict or provide any assurance as to the possible outcome of any such request, inquiry, investigation or subsequent litigation. If any such request, inquiry, investigation or related litigation were to proceed, and the Company and/or its independent subsidiaries are subjected to, alleged to be liable for, or agree to a settlement of related claims or obligations under federal Medicare statutes, the FCA, or similar state and federal statutes and regulations. In addition, if the Company and/or its independent subsidiaries are alleged or found to be liable on theories of general or professional negligence or conduct alleged to be related to its employment practices (including wage and hour violations), the Company's business, financial condition and results of operations and cash flows could be materially and adversely affected and its stock price could be adversely impacted. Among other things, any settlement or litigation could involve the payment of substantial sums to settle any alleged violations and may also include the assumption of specific procedural and financial obligations by the Company or its independent subsidiaries under a Corporate Integrity Agreement and/or other such arrangement.
From time to time, various state or Federal agencies may issue requests for information, including but not limited to a subpoena. As an example, California's Office of Health Care Affordability is currently conducting a Cost and Market Impact Review (CMIR) with respect to specific components of a proposed transaction involving three of the Company's independent subsidiaries in California. The Company provided OHCA with requested information regarding specific components of the proposed transaction as part of the CMIR. The Company has been unable to effect resolution including attempts to narrow the scope, and limit the requests to its independent subsidiaries operating in California. The Company has filed a Petition in the Superior Court of the State of California, County of Orange, seeking a declaration that the CMIR regulations violate the United States Constitution and/or the California Constitution, and is void and unenforceable as applied to the Company. It also has requested that OHCA be ordered to withdraw the subpoena and close the inquiry, so the underlying transaction can be completed.
Other claims and suits, including class actions, continue to be filed against the Company and other companies in its industry. The Company and its independent subsidiaries have been subjected to, and are currently involved in, class action litigation alleging violations (alone or in combination) of state and federal wage and hour laws as related to the alleged failure to pay wages, to timely provide and compensate for meal and rest breaks, and related causes of action. In 2025, the Company agreed to settle substantially all alleged wage, hour or labor code-related violations asserted on a class or representative basis against its independent subsidiaries in California for purported violations occurring during the six year period ending December 2025, pending court approval. Accordingly, the Company has recorded an accrual of $12,000 within Other accrued liabilities on the condensed consolidated balance sheet as of December 31, 2025. The Company does not believe that the ultimate resolution of these actions will have an ongoing material adverse effect on the Company’s business, cash flows, financial condition or results of operations.
From time to time, the Company has received Civil Investigative Demands (CID) from the U.S. Department of Justice (DOJ). Certain of these matters resulted in settlements that were material to the Company’s financial statements in prior periods. In 2024, the Company, on behalf of its independent subsidiaries, received a CID indicating that the DOJ is investigating the Company to determine whether claims have been submitted to Medicare and Texas Medicaid for services which were unnecessary or otherwise not consistent with existing reimbursement requirements. The CID covers the period from January 1, 2016, to the present. As a general matter, the Company's independent subsidiaries maintain policies and procedures to promote compliance with all applicable Medicare and Medicaid requirements, including but not limited to those relating to the presentation of claims for reimbursement for services provided. The Company is fully cooperating with the DOJ in response to the CID. However, the Company cannot predict the outcome of the investigation or its potential impact on the consolidated financial statements.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Medicare Revenue Recoupments — The Company's independent subsidiaries are subject to regulatory reviews relating to the provision of Medicare and Medicaid services, billings and potential overpayments as a result of Recovery Audit Contractors (RAC), and various Program Safeguard Contractors and Medicaid Integrity Contractors (collectively referred to as Reviews). Reviews vary in claim selection size and processes, ranging from a single episode/claim month to larger, multi-claim batches; and from single rounds of review to reviews of multiple rounds with pass/fail criteria. If an operation has a significant error rate or fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. The Company anticipates that these Reviews could increase in frequency in the future. As of March 31, 2026, and through the filing date of this report, 22 of the Company's independent subsidiaries had multi-claim Reviews scheduled or in process.
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
The Company’s receivables from Medicare and Medicaid payor programs accounted for 60.7% and 61.9% of its total accounts receivable as of March 31, 2026 and December 31, 2025, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 69.1% and 69.5% of the Company's revenue for the three months ended March 31, 2026 and 2025, respectively.
19. COMMON STOCK REPURCHASE PROGRAM
On May 15, 2025, the Board of Directors approved a stock repurchase program pursuant to which the Company is authorized to repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months from June 16, 2025. During the three months ended March 31, 2026, the Company did not repurchase any shares pursuant to this stock repurchase program. As of March 31, 2026, the full $20,000 authorized for repurchase remained available under the stock repurchase program.
On February 21, 2025, the Board of Directors approved a stock repurchase program pursuant to which the Company was authorized to repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months from March 26, 2025. During the first quarter of 2025, the Company repurchased 84 shares of its common stock for $10,775. Subsequent to March 31, 2025, the Company repurchased an additional 73 shares of its common stock for $9,225. This repurchase program expired upon the repurchase of the fully authorized amount under the plan.
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
Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes, which appear elsewhere in this Quarterly Report on Form 10-Q. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the year ended December 31, 2025 (Annual Report), which discusses our business and related risks in greater detail, as well as subsequent reports we may file from time to time on Form 10-Q and Form 8-K, for additional information. The section entitled “Risk Factors” contained in Part II, Item 1A of this Quarterly Report on Form 10-Q, and similar discussions in our other SEC filings, also describe some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this Quarterly Report on Form 10-Q and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

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
Overview
We are a provider of health care services across the post-acute care continuum. We engage in the operation, ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare-related properties and ancillary businesses located in 17 states. Our independent subsidiaries, each of which strive to be the operation of choice in the communities they serve, provide a broad spectrum of services. As of March 31, 2026, we offered skilled nursing, long-term acute care, senior living and rehabilitative care services through 378 skilled nursing and senior living facilities. Our real estate portfolio includes 160 owned real estate properties, which includes 124 facilities operated and managed by us, 36 operations leased to and operated by third-party operators and the Service Center location. Of the 36 third-party operations, one senior living operation is located on the same real estate property as a skilled nursing operation that we own and operate.
The following table summarizes our independent subsidiaries and operational skilled nursing beds and senior living units by ownership status as of March 31, 2026:

	Owned and Operated	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total for Facilities Operated
Number of facilities	124	8	246	378
Percentage of total	32.8%	2.1%	65.1%	100.0%
Operational skilled nursing beds	11,923	687	25,939	38,549
Percentage of total	30.9%	1.8%	67.3%	100.0%
Senior living units	1,940	142	1,321	3,403
Percentage of total	57.0%	4.2%	38.8%	100.0%
The Ensign Group, Inc. is a holding company with no direct operating assets, employees or revenues. Our subsidiaries are operated by separate, independent entities, each of which has its own management, employees and assets. In addition, certain of our wholly-owned subsidiaries including Ensign Services, Inc. and Cornet Limited, Inc., referred to collectively as the Service Center, provide centralized accounting, payroll, human resources, information technology, legal, risk management and other centralized services to the other independent subsidiaries. We also have a wholly-owned captive insurance subsidiary that provides some claims-made coverage to our independent subsidiaries for general and professional liability, as well as coverage for certain workers’ compensation insurance liabilities.. Our captive real estate investment trust, Standard Bearer, owns and manages our real estate business. References herein to the consolidated “Company” and “its” assets and activities, as well as the use of the terms “we,” “us,” “our” and similar terms in this Quarterly Report, are not meant to imply, nor should they be construed as meaning that The Ensign Group, Inc. has direct operating assets, employees or revenue, or that any of the subsidiaries are operated by The Ensign Group, Inc.
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
Operational Expansions — During the three months ended March 31, 2026, we expanded our operations with the addition of five stand-alone skilled nursing operations in three states. These new operations added a total of 582 operational skilled nursing beds operated by our independent subsidiaries.
In the same period, we entered into definitive agreements to acquire 15 stand-alone skilled nursing operations and two campus operations in Texas on May 1, 2026, subject to customary closing conditions. Assuming the closing of the acquisitions, these new operations will add 2,080 operational skilled nursing beds and 155 senior living units to be operated by our independent subsidiaries. These acquisitions establish Texas as our largest state by skilled nursing and senior living operations, totaling 105 operations, and reaffirm our continued growth in the markets where we began in 1999.
Standard Bearer Acquisitions — Standard Bearer Healthcare REIT, Inc. (Standard Bearer), our captive REIT, is a holding company with subsidiaries that own a majority of our real estate portfolio. Management believes that the REIT structure enhances transparency into the value of the Company’s owned real estate and provides an efficient platform to support future property acquisitions, which may be operated by the our independent subsidiaries or leased to third‑party operators.
During the three months ended March 31, 2026, Standard Bearer added $17.5 million of real estate assets associated with two stand-alone skilled nursing operations operated by our independent subsidiaries. In addition, during the same period, two stand‑alone skilled nursing operations owned by Standard Bearer were transitioned from third‑party operators to our independent subsidiaries.
In addition, during the three months ended March 31, 2026, we entered into definitive agreements to acquire real estate assets associated with 19 operations subsequent to March 31, 2026, subject to customary closing conditions, for an aggregate purchase price of approximately $342.4 million. The real estate assets are associated with 15 stand-alone skilled nursing operations and two campus operations to be operated by our independent subsidiaries and two stand-alone senior living operations to be leased to a third-party operator beginning on May 1, 2026, in each case, assuming the closing of the acquisitions.

Facility Information
The following table sets forth the location of our facilities and the number of operational beds and units located at our skilled nursing, senior living and campus facilities as of March 31, 2026:

	Facility Counts				Bed / Unit Counts
	Skilled Operations	Senior Living Communities	Campus Operations(1)	Total	Skilled Operational Beds	Senior Living Units	Total Beds / Units
Texas	82	1	5	88	10,501	606	11,107
California	78	4	3	85	8,247	378	8,625
Arizona	35	1	6	42	5,396	891	6,287
Colorado	33	5	1	39	3,567	633	4,200
Utah	26	2	1	29	2,412	163	2,575
Washington	17	1	—	18	1,608	98	1,706
Idaho	14	—	1	15	1,331	21	1,352
Kansas	4	—	8	12	883	251	1,134
Tennessee	11	—	—	11	1,122	—	1,122
South Carolina	9	—	—	9	1,126	—	1,126
Iowa	7	—	2	9	602	31	633
Nebraska	4	1	3	8	496	199	695
Wisconsin	5	—	—	5	350	—	350
Nevada	3	—	—	3	483	—	483
Alaska	1	1	—	2	146	82	228
Alabama	2	—	—	2	181	—	181
Oregon	—	—	1	1	98	50	148
	331	16	31	378	38,549	3,403	41,952
(1) Campuses represent facilities that offer both skilled nursing and senior living services.

The following table provides summary information regarding the location of our owned and operated real estate properties as of March 31, 2026:

	Facility Counts				Bed / Unit Counts
	Skilled Operations	Senior Living Communities	Campus Operations(1)	Total	Skilled Operational Beds	Senior Living Units	Total Beds / Units
Texas	25	1	4	30	3,336	576	3,912
Arizona	12	—	5	17	2,052	494	2,546
Utah	15	—	—	15	1,102	—	1,102
California	11	—	1	12	1,291	42	1,333
Colorado	6	3	—	9	593	369	962
Kansas	2	—	5	7	495	167	662
Washington	6	—	—	6	621	—	621
Idaho	6	—	—	6	590	—	590
South Carolina	5	—	—	5	544	—	544
Wisconsin	5	—	—	5	350	—	350
Nebraska	1	1	1	3	171	160	331
Tennessee	3	—	—	3	300	—	300
Iowa	3	—	—	3	234	—	234
Alaska	1	1	—	2	146	82	228
Oregon	—	—	1	1	98	50	148
	101	6	17	124	11,923	1,940	13,863
(1) Campuses represent facilities that offer both skilled nursing and senior living services.

The following table provides summary information regarding the location of our owned real estate properties as of March 31, 2026:

	Owned and Operated by Ensign(1)	Owned and Leased to Third-Party Operators(1)	Service Center	Total Properties(1)
Texas(1)	30	7	—	36
Wisconsin	5	22	—	27
Arizona	17	1	—	18
Utah	15	—	—	15
California	12	2	1	15
Colorado	9	—	—	9
Washington	6	3	—	9
Kansas	7	—	—	7
Idaho	6	—	—	6
South Carolina	5	—	—	5
Iowa	3	—	—	3
Nebraska	3	—	—	3
Tennessee	3	—	—	3
Alaska	2	—	—	2
Oregon	1	—	—	1
Nevada	—	1	—	1
	124	36	1	160
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

	Three Months Ended March 31,
Skilled Mix:	2026	2025
Days	32.0%	31.4%
Revenue	50.7%	50.2%
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

The following table summarizes our overall occupancy statistics for skilled nursing operations for the periods indicated:

	Three Months Ended March 31,
Occupancy for skilled services:	2026	2025
Operational beds at end of period	38,549	34,946
Available patient days	3,449,159	3,099,677
Actual patient days	2,896,034	2,538,135
Occupancy percentage (based on operational beds)	84.0%	81.9%
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
Revenue Sources
The following tables set forth our total service revenue by payor source generated by our skilled services segment and our "All Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	Skilled Services		All Other (3)		Total Service Revenue
	2026	2025	2026	2025	2026	2025
Medicaid(1)	$529,333	$443,411	$14,117	$10,429	$543,450	$453,840
Medicare	335,829	287,751	—	—	335,829	287,751
Medicaid-skilled	75,238	69,551	—	—	75,238	69,551
Subtotal	$940,400	$800,713	$14,117	$10,429	$954,517	$811,142
Managed care	260,851	227,217	—	—	260,851	227,217
Private and other(2)	129,584	95,624	37,351	33,057	166,935	128,681
TOTAL SERVICE REVENUE	$1,330,835	$1,123,554	$51,468	$43,486	$1,382,303	$1,167,040

	Three Months Ended March 31,
	Skilled Services		All Other (3)		Total Service Revenue
	2026	2025	2026	2025	2026	2025
Medicaid(1)	39.8%	39.5%	27.4%	24.0%	39.3%	38.9%
Medicare	25.2	25.6	—	—	24.3	24.7
Medicaid-skilled	5.7	6.2	—	—	5.5	5.9
Subtotal	70.7%	71.3%	27.4%	24.0%	69.1%	69.5%
Managed care	19.6	20.2	—	—	18.9	19.5
Private and other(2)	9.7	8.5	72.6	76.0	12.0	11.0
TOTAL SERVICE REVENUE	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Medicaid payor includes revenue for senior living operations.
(2) Private and other includes revenue for skilled services (private, Veteran Affairs and hospice payors), senior living and ancillary operations.
(3) All Other incorporates intercompany eliminations.

GOVERNMENT REGULATION
General
Healthcare is an area of extensive and frequent regulatory change. Changes in the law or new interpretations of existing laws may have a significant impact on our revenue, costs and business operations. Our independent subsidiaries that provide healthcare services are subject to federal, state and local laws relating to, among other things, licensure, quality and adequacy of care, physical plant requirements, life safety, personnel and operating policies. In addition, these same subsidiaries are subject to federal and state laws that govern billing and reimbursement, relationships with vendors, business relationships with physicians and workplace protection for healthcare staff. Such laws include (but are not limited to) the Anti-Kickback Statute (AKS), the federal False Claims Act (FCA), the federal prohibition on physician self-referral known as the Stark Law, state law, and state corporate practice of medicine statutes.
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
Final Rule Updating Health-Care Related Tax Policies — On February 2, 2026, CMS published a final rule, effective April 3, 2026, related to the statistical test used to evaluate state Medicaid health care-related tax waiver requests, implementing requirements codified in the One Big Beautiful Bill (OBBB). In relevant part, this rule limits the circumstances under which states may obtain waivers from CMS to impose taxes that fund state Medicaid programs by assessing taxes that impose a greater burden on Medicaid-participating organizations (whether based on volume or percentage of Medicaid taxable units) than the burden imposed on organizations that do not participate in Medicaid, or have relatively less Medicaid participation. While the rule primarily targets managed care organization taxes, it applies to all permissible provider tax classes, including nursing facilities, for which CMS has identified at least two existing taxes that appear to exploit the loophole. Non-MCO provider taxes, including nursing facility taxes, have a compliance deadline of the end of the applicable state fiscal year ending in calendar year 2028 (no later than September 30, 2028).
Federal Nurse Staffing Legislation — Following the repeal of the federal minimum staffing requirements in December 2025, there has been legislation introduced in Congress, that if enacted, would impose mandatory minimum staffing requirements for skilled nursing facilities participating in the Medicare and Medicaid Programs.

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
Consolidated Appropriations Act of 2026 (CAA 2026) — On February 3, 2026, the Consolidated Appropriations Act of 2026 (CAA 2026) was passed, which further extended government funding through September 30, 2026. Of specific importance to our businesses are:
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
•Work Geographic Index Floor: Temporarily and retroactively restores nationwide payment floor multiplier for the work component of Medicare Part B services paid under the physician fee schedule. This is effective October 1, 2025 through at least September 30, 2026.
•Extension of Funding for Quality Measure Endorsement, Input, and Selection: This extends such funding through September 30, 2026.
•Sequestration: This legislation prevents the triggering of statutory 4.0% Statutory Pay-As-You-Go Act of 2010 (PAYGO) sequestration cuts to Medicare (See Sequestration of Medicare Rates below).
CMS has issued guidance instructing Medicare Administrative Contractors (MACs) to perform mass adjustments to any paid claims that are inconsistent with the above and instructing Practitioners to resubmit to CMS any returned claims that were previously determined not payable during the shutdown.
One Big Beautiful Bill (OBBB) — The OBBB was signed into law on July 4, 2025, implementing a range of federal reforms targeting Medicaid financing, eligibility, and payment structures. The following provisions of the OBBB are expected to impact Medicaid reimbursement mechanisms and enrollment dynamics relevant to our business.
Moratorium on New or Increased Provider Taxes — Provider taxes, which are state taxes assessed on healthcare providers or facilities, are a commonly used by states to generate non-federal share of Medicaid payments, including payments to SNFs. Under the ACA, provider taxes were capped at 6% of a provider's net patient revenue. Existing federal law prohibits states Medicaid programs from guaranteeing providers that they will receive their provider taxes paid back - this is known as the hold harmless provision. The OBBB prohibits states from imposing new provider taxes or increasing existing provider tax rates or tax bases, with specific carve outs for nursing facilities and intermediate care facilities to remain at status quo. The OBBB reduces the hold harmless threshold in expansion states beginning in fiscal year 2028. This threshold will decrease by 0.5% per year in ACA expansion states until the safe harbor limit is 3.5% in fiscal year 2032. While SNFs are exempt from the moratorium, broader limitations on provider taxes could reduce overall state Medicaid financing flexibility, increasing the risk of lower SNF reimbursement rates. In February 2026, CMS issued a final rule implementing these requirements as they pertain to granting state-requested waivers for imposing Medicaid provider taxes to fund those states' Medicaid programs. See Item 1., Government Regulation, Proposed, Anticipated and Recently Issued Rulemaking and Administrative Actions - Closing a Health Care-Related Tax Loophole Final Rule.
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

Revisions to State-Directed Payments (SDPs) — Prior to the OBBB’s passage, state Medicaid programs could require Medicaid managed care organizations (MCOs) to pay providers certain rates, make uniform rate increases, or to use certain payment methods. These state-mandated payments by MCOs were known as SDPs, the upper limits for which generally were higher than the highest Medicare payment rate for those services, which is used in calculating Medicaid fee-for-service supplemental payments. The OBBB limits total payments under existing CMS-approved SDPs to current levels and caps future SDPs based on whether the state has expanded its Medicaid program under the ACA. SDPs approved prior to the OBBB’s implementation are grandfathered by the OBBB, although those grandfathered payments are reduced by 10% per year starting on January 1, 2028, until those SDPs reach the allowable Medicare-related payment limit. For Medicaid expansion states, new SDPs may not exceed 100% of the Medicare equivalent payment rate; for non-expansion states, the cap is 110%. In the absence of published Medicare payment rates, the OBBB limits SDPs to the Medicaid fee-for-service payment rate. This provision could reduce overall state Medicaid financing flexibility, increasing the risk of lower SNF reimbursement rates. CMS issued implementing guidance on February 2, 2026, clarifying that SDPs covering rating periods for CY 2024 to CY 2026 may be grandfathered and qualify for protection from the OBBB's reductions in payment, provided that a state seeking this protection provided CMS with completed forms seeking approval for such directed payments before May 1, 2025; however, grandfathered dollar amounts are frozen at current approved levels and cannot be increased through any preprint version, amendment, or renewal. SDPs in rating periods beginning on or after March 30, 2026, will not qualify for grandfathering and must immediately comply with the new payment caps based on Medicare payment rates.
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

Medicare Annual Payment Rule — On April 2, 2026, CMS released the proposed FY 2027 Skilled Nursing Facility Prospective Payment System Final Rule (FY 2027 PPS) which proposes a net 2.4% increase in to the SNF PPS payment rates. The increase is based on a proposed SNF market basket of 3.2% partially offset by a negative 0.8% productivity adjustment. CMS did not propose major changes to the Patient‑Driven Payment Model (PDPM), but is seeking public input on whether updates may be needed to address possible case‑mix coding concerns and improve payment accuracy. CMS is also considering requiring all‑payer Minimum Data Set (MDS) reporting for skilled stays in the future. In addition, CMS proposed several updates to the SNF Quality Reporting Program (QRP) and SNF Value-Based Purchasing Program (VBP), including the planned removal of two COVID‑19 vaccination measures beginning in fiscal year 2028, changes to data submission deadlines, and updates to performance standards. CMS is also requesting feedback on alternative wage index approaches designed specifically for skilled nursing facilities.
On July 31, 2025, CMS released the FY 2026 PPS outlining the following key changes:
FY 2026 Final Updates to the SNF Payment Rates — For fiscal year 2026, which began on October 1, 2025 and ends on September 30, 2026, CMS has finalized a 3.2% increase to SNF PPS payment rates. This increase is based on the final SNF market basket of 3.3%, plus a 0.6% market basket forecast error adjustment, and a negative 0.7% productivity adjustment. This increase does not incorporate the SNF VBP Program reductions for certain SNFs subject to the net reduction in payments under the SNF VBP.
Patient-Driven Payment Model (PDPM) ICD-10 code mappings – CMS finalized several technical revisions to the code mappings used to classify patients under the PDPM. These revisions are intended to enhance the accuracy of patient classification, payment calculations and coding practices under the PDPM.
SNF QRP — CMS has announced changes to the QRP that will take effect for residents admitted on or after October 1, 2025, impacting the FY 2027 SNF QRP. Specifically, four standardized patient assessment data elements within the Social Determinants of Health (SDOH) category will be removed. Additionally, CMS has updated the policy and process for submitting reconsideration requests, including amendments and codification of these procedures.
SNF VBP Program — For the FY 2028 and FY 2029 program years, CMS has established performance standards to meet the statutory notice requirements. Additionally, starting with the FY 2028 program year, CMS will implement the previously established scoring methodology for the SNF Within-Stay Potentially Preventable Readmission (SNF WS PPR) measure, which will be included in the program’s measure set for the first time. To simplify the scoring process and provide clearer incentives for skilled nursing facilities (SNFs) to enhance the quality of care for all residents, CMS has decided to remove the Health Equity Adjustment. Furthermore, beginning with the FY 2027 program year, CMS will introduce a reconsideration process. This process will allow SNFs to request reconsideration if they are dissatisfied with CMS’s decision regarding a review and correction request.
Medicare Part B Fee Schedule — On October 31, 2025, CMS issued the CY 2026 Medicare Physician Fee Schedule (CY 2026 PFS) Final Rule, which outlines significant changes aimed at modernizing Medicare, improving care quality, and reducing unnecessary spending.
Two Payment Rates Based on Advanced Alternative Payment Model (AAPM) Participation — For the first time, there are two separate conversion factors for all Medicare-participating providers which impacts reimbursement for therapeutic services (including occupational therapy, speech language therapy, and physical therapy), evaluation and management services, and other services furnished in SNFs covered by Medicare Part B. This is required under the Medicare Access and CHIP Reauthorization Act (MACRA) depending on whether a provider qualifies as a participant in an AAPM. CMS finalized a qualifying AAPM participant conversion factor of $33.57, representing a 3.77% increase over the CY 2025 conversion factor of $32.35. The non-AAPM participant conversion factor is $33.40, a 3.26% increase over such the CY 2025 conversion factor.
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

CMS has also continued to refine the QRP, including various measurements such as the adoption of a process measure for influenza vaccination coverage among healthcare personnel within SNFs and a Discharge Function Score (DC Function) measure. The DC Function determines the functional condition of residents by examining the proportion of SNF residents who achieve or surpass a projected discharge functionality score. The assessment includes consideration of mobility and self-care, utilizing data from the Minimum Data Set (MDS). The DC Function replaces the current process and is in effect for the FY 2025 SNF QRP. The FY 2024 PPS also modified the SNF QRP’s Healthcare Professional (HCP) Covid Vaccine Measure. The measure will track the proportion of healthcare staff vaccinated for COVID-19 and have kept their vaccination status current per the CDC recommendations. However, this measure may be removed in the future pending final rules published as a result of the FY 2027 PPS. The FY 2024 PPS also removed the Application of Functional Assessment/Care Plan measures from the SNF QRP.
Under the FY 2024 PPS, CMS adopted two measures for the SNF QRP starting in FY 2026. First, CMS raised the Data Completion Thresholds for the MDS. SNFs must report required quality measure data and standardized resident assessment data gathered using the MDS for at least 90% of the assessments they submit to CMS. SNFs who fail to meet this requirement will be subject to a 2.0% reduction on their applicable fiscal year payment starting in FY 2026. Second, CMS adopted the Patient/Resident COVID-19 Vaccine metric. This metric highlights the number of patient stays in which SNF patients received the COVID-19 vaccine. However, this measure may be removed in the future pending final rules published as a result of the FY 2027 PPS.
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
Sequestration of Medicare Rates — The Budget Control Act of 2011 requires a mandatory, across the board reduction in federal spending, called sequestration. Medicare FFS claims with dates of service or dates of discharge on or after April 1, 2013, incur a 2.0% reduction in Medicare payments through at least the end of 2025, unless Congress takes further action. The Consolidated Appropriations Act of 2023 (CAA 2023), waived a further 4.0% cut to Medicare spending that would have been required under the Statutory Pay-As-You-Go Act of 2010 (PAYGO) for fiscal years 2023 and 2024. Instead, the CAA 2023 deferred any further Medicare sequestration under PAYGO until fiscal year 2025. The CAA 2023 also offset planned Medicare sequestrations that would have been as high as 4.0% and instead maintained fee schedule cuts of approximately 2.0%. On October 29, 2024, the Medicare Patient Access and Stabilization Act of 2024 (MPASA) was introduced in the House of Representatives, seeking to increase the amount paid to physicians under Medicare by 4.73%. MPASA was referred to the House Ways and Means Committee and House Committee on Energy and Commerce on October 29, 2024, and referred to the Subcommittee on Health on December 17, 2024, with no further action taken on the bill, which did not pass into law before the end of the 118th Congress in December of 2024. As part of the Continuing Resolution that ended the federal government shutdown in late 2025 (CR), Congress reset the balances on PAYGO scorecard, which are used to determine whether a law creates a sufficient amount of budget deficit that it would require mandatory spending cuts like those to Medicare, to zero. Because the OBBB's requirements were likely to result in a deficit, the 4.0% deduction required by sequestration was expected to start in January of 2026 before the CR's passage. However, as the CR reset the PAYGO scorecards to zero, the expected 4.0% reduction of Medicare rates under sequestration will not materialize, further delaying the 4.0% reduction. On February 3, 2026, the CAA 2026 was passed and keeps the protections from the CR in place.

Skilled Nursing Facility Value-Based Purchasing (SNF-VBP) Program — The SNF-VBP Program incentivizes SNFs by awarding payments based on the quality of care provided to Medicare beneficiaries, primarily measured through hospital readmission rates. Each year, CMS adjusts its payment rules for SNFs using this program, which now includes additional quality measures such as sharing of health information and standardized patient assessment data elements that evaluate cognitive function and mental status, special services and social determinants of health. CMS regulations outline both the performance metrics and the required data reporting for SNFs. Reporting deadlines for baseline period and performance periods began with fiscal year 2023. The FY 2023 PPS expanded the SNF VBP program beyond the single hospital readmission measure, adding new metrics for fiscal year 2026, such as healthcare associated infections requiring hospitalization (SNF HAI) and total nursing hours per resident day, and in fiscal year 2027, the discharge to community post-acute care measure for SNFs, which tracks of successful transitions from SNFs to community settings.

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
In addition, the CY 2026 PFS contains numerous significant changes regarding payment and models, encourages care coordination, reduces collection and reporting of data measurements, and continues certain telehealth flexibilities that began during the PHE (see Medicare Part B Fee Schedule above).
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

These include statutory and regulatory changes, rate adjustments (including retroactive adjustments), administrative or executive orders and government funding restrictions influenced by budgetary or political pressures, which may materially adversely affect the rates at which Medicare reimburses us for our services. Implementation of these and other types of measures has in the past, and could in the future, result in substantial reductions in our revenue and operating margins. For a discussion of historic adjustments and recent changes to the Medicare program and other reimbursement rates, see Part I, Item 1A Risk Factors under the headings Risks Related to Our Business and Industry.
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
In 2022, CMS updated the Medicare Requirements of Participation for SNFs, to modify the requirements associated with a facility's physical environment to minimize unnecessary renovation expenses and avoid closure of SNFs due to the related expense. CMS "grandfathered" certain facilities and will allow SNFs that were participating in Medicare before July 5, 2016, and that previously used the Fire Safety Evaluation System (FSES) to continue using the 2001 FSES mandatory values when determining compliance with applicable standards. CMS also updated the Requirements of Participation to revise existing qualification requirements for directors of food and nutrition services in SNFs, while "grandfathering" in directors with two or more years of experience and certain minimum training in food safety so they may continue in that role without satisfying further educational requirements.
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

CMS issued comprehensive updates to the Medicare State Operations Manual (Appendix PP) that took effect on April 28, 2025. These updates revised surveyor guidance across multiple areas, including infection control, staffing, PBJ reporting, psychotropic medication use, and medical director oversight responsibilities. These revisions are intended to enhance survey consistency and align with CMS’s broader focus on care quality and resident outcomes.
Additionally, CMS issued guidance on March 24, 2025, clarifying that SNFs may not include pre-dispute, binding arbitration provisions or third-party financial guarantee requirements in admission agreements. If these provisions are not removed, they may result in survey citations and potential penalties for non-compliant SNFs.
Civil and Criminal Fraud and Abuse Laws and Enforcement

Various complex federal and state laws exist that govern a wide array of referrals, relationships and arrangements, and prohibit fraud by healthcare providers. Governmental agencies are devoting increasing attention and resources to such anti-fraud efforts. The Balanced Budget Act of 1997 expanded the penalties for healthcare fraud. Additionally, the government or those acting on its behalf may bring an action under the FCA, alleging that a healthcare provider has defrauded the government by submitting a claim for items or services not rendered as claimed, which may include coding errors, billing for services not provided and submitting false or erroneous cost reports. The FCA clarifies that if an item or service is provided in violation of the AKS, the claim submitted for those items or services is a false claim that may be prosecuted under the FCA as a false claim. Under the qui tam or “whistleblower” provisions of the FCA, a private individual with knowledge of fraud may bring a claim on behalf of the federal government and receive a percentage of the federal government’s recovery. Many states also have a false claim prohibition that mirrors or closely tracks the federal FCA.
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
Over the years, the OIG has released the results of audit findings of Medicare overpayments, potentially affecting SNFs. These investigatory actions by OIG demonstrate its increased scrutiny into post-hospital SNF care provided to beneficiaries and may encourage additional oversight or stricter compliance standards. The DOJ has indicated that its healthcare enforcement trends would emphasize opioid prescribing, Medicare Advantage and managed care plan fraud, and COVID-19 related fraud, including under various relief programs available during and in conjunction with the pandemic. In November of 2023, OIG added to its work plan an audit of nursing homes' nurse staffing hours reported in CMS's payroll-based journal, for which OIG expected to issue a report in FY 2025. However, the report has not yet been issued. In addition, the OIG identified the following areas as its "key goals" for oversight: (1) protecting residents from fraud, abuse, neglect, and promoting quality of care; (2) promoting emergency preparedness and emergency response efforts; (3) strengthening frontline oversight; and (4) supporting federal monitoring of nursing homes to mitigate risks to residents.
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

In November of 2025, OIG announced that along with the State survey agencies it would begin assessing the effect of ownership changes on quality of care provided in nursing homes via onsite surveys, state monitoring visits, and requesting additional documentation. The OIG's Fall 2025 semiannual report to Congress described the OIG's ongoing focus on the standard of care provided within SNFs and enforcement actions based on those concerns, as well as identifying certain nursing facilities' noncompliance with the return of provider relief funds paid to facilities during the COVID-19 PHE and which were due to be repaid to HHS. OIG announced in February of 2026 that it would be studying the efficacy and performance of nursing home pharmacy services' internal controls to prevent the diversion, misuse, and over-use of opioids in the nursing home setting.
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
CMS is updating the long‑stay antipsychotic quality measure to incorporate additional data sources, including Medicare and Medicaid claims and Medicare Advantage encounter records. The updated measure, effective January 28, 2026, will assign providers to ten equal deciles for scoring purposes. CMS expects this methodology change to increase the reported national long‑stay antipsychotic rate from approximately 14.6% to 17.0%. While the overall national rate is expected to increase, the impact on individual facility ratings will vary.
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
Ownership Transparency Final Rule — In November 2023, CMS finalized a rule requiring SNFs to publicly disclose information regarding their ownership and management structure. SNF must identify any person or legal entity that: (1) exercises financial, operational, or managerial control over any facility or part of a facility, or provides services to facility that includes its policies and procedures or cash management services; (2) leases or subleases real property to the facility, or owns at least 5% of the real property’s total value; and (3) provides any management or administrative services (or consult regarding the same), or provides accounting or financial services to SNFs. The rule also requires disclosures of governing body members, officers, directors or managing employees, plus a comprehensive breakdown of the organizational structure of any additional disclosable party that is not a natural person along with a description of their relationships with the facility. Starting in November of 2024, all SNFs must comply with these requirements by submitting a new "SNF Attachment" with CMS form 855A during revalidation. Although CMS initially required all SNFs to complete revalidation using this new attachment by January 1, 2026, this deadline was indefinitely suspended in December 2025 by CMS until further notice. On February 24, 2026, CMS provided further guidance regarding SNF revalidation, which further confirmed the January 1, 2026 deadline for revalidation with new information required by the Ownership Transparency Final Rule remained indefinitely suspended.
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
State-level Legislation and Healthcare Reform

The states where we operate have varied legislative priorities and accordingly legislation. These different legislative priorities vary for many reasons but ultimately result in the operations of our independent subsidiaries having different profiles for risk, regulatory burden, taxation and benefits based on the state in which the facility operates. By way of example, in 2022, California’s Governor signed into law the Skilled Nursing Facility Ownership and Management Reform Act of 2022. This law increased the authority of the California Department of Public Health and changed several provisions regarding SNF licensing in the State of California. These changes include eliminating previous regulatory provisions that permitted SNFs to operate in advance of receiving their formal license from the State. This law also requires SNF license applicants to disclose additional information in connection with a license application and evaluates more data regarding the applicant’s prior operations, including prior citations, CMS sanctions and legal proceedings against the applicant or other facilities owned or managed by the applicant before issuing a license. In contrast, on June 20, 2025, Texas passed SB 457 which will allow a new operator to receive uninterrupted Medicaid payments during the change of ownership process beginning on September 1, 2025. These examples highlight the varied approaches that occur from state to state, with different approaches making it either easier or harder for our independent subsidiaries to operate. In addition, the impacts of the OBBB, as discussed above, will create varying approaches by state legislatures to address the provisions of such bill. We continue to monitor and advocate for positions that protect the interests of our employees, residents and those of our independent subsidiaries at all levels of government, particularly at the state and local levels.

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
The Supreme Court’s Loper decision found that the Chevron doctrine is incompatible with the federal Administrative Procedure Act’s requirement for courts to exercise their independent judgment in deciding whether a federal agency has acted within its statutory authority. It further held that courts may not defer to an agency's interpretation of a statute merely because the statute is ambiguous, as it is the responsibility of the court, rather than an agency that administers or acts under a statute, to discern the statute’s meaning. The Supreme Court reasoned that allowing agencies to interpret the laws they enforce or act under, rather than reserving that activity for the courts, was an impermissible delegation of an activity reserved to the courts.
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
On October 24, 2025, OIG issued a report titled "CMS's Special Focus Facility Program for Nursing Homes Has Not Yielded Lasting Improvements." Within this report, OIG set out its observation that, from 2013 to 2022, SNFs that graduated from the SFF program failed to maintain the improvements achieved while in the SFF program. The report also addresses OIG's findings on the impact of staffing on sustaining the gains seen in the SFF program and additional factors to consider such as facility ownership, and its recommendations for improving the program. OIG recommended that CMS (1) impose more non-financial enforcement remedies to promote compliance; (2) examine the extent to which it took enhanced enforcement actions for facilities that graduated the SFF program. In January of 2026, CMS issued new guidance updating the SFF program to place a greater emphasis on resident falls, increase the frequency of inspections, and decrease notice to facilities in advance of inspections to enhance the oversight powers of CMS and state survey agencies in monitoring facilities that are recommended to or participating in the SFF program.
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
On February 8, 2024, HHS through the Substance Abuse and Mental Health Services Administration (SAMHSA) finalized rules that align the confidentiality of substance use disorder records (i.e., 42 CFR Part 2, also known as "Part 2") with HIPAA; the compliance deadline for such rules was February 16, 2026. Such rules align many Part 2 requirements with HIPAA, extend HIPAA's breach notification and enforcement regime to records subject to Part 2, and permit broader care coordination of such records while preserving heightened protections under Part 2. In addition, such rules require us and our independent subsidiaries to include information regarding Part 2 uses and disclosures in applicable "Notice of Privacy Practices" that inform individuals of the uses and disclosures of certain health information.
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
Among the states where we operate, California implemented its relevant laws in 2024, and Washington expanded the scope of its HSR-like requirements with new legislation effective July 27, 2025. Nevada, while it did not pass a comprehensive HSR when proposed in 2025, does require notification or approval for certain healthcare transactions prior to closing. These evolving state regulations add new layers of compliance for mergers and acquisitions, particularly in the healthcare sector.

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

If OHCA determines, on its own or in conjunction with other state agencies, that a proposed agreement or transaction may have a risk of significant impact on certain aspects of the healthcare market, OHCA will conduct a Cost and Market Impact Review (CMIR) to analyze the transaction in more detail. This CMIR process involves a deeper analysis than OHCA’s initial review of the information contained in a reporting party’s Material Change Notice. OHCA’s CMIR process has the potential to result in findings of anti-competitive effects. If such an impact is identified, OHCA may refer the matter to the California Attorney General for further action.

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
RESULTS OF OPERATIONS
Our total revenue for the three months ended March 31, 2026 increased $216.2 million, or 18.4%, compared to the three months ended March 31, 2025, while our diluted GAAP earnings per share grew by 21.9%, from $1.37 to $1.67, compared to the three months ended March 31, 2025. Our Same Facilities occupancy increased by 2.3% to 84.3% during the three months ended March 31, 2026 compared to the same period in 2025, demonstrating our ability to gain additional market share even at our more mature operations. Further, our Transitioning Facilities occupancy increased by 3.8% to 85.1% compared to the same period in 2025, highlighting our ability to organically grow and transform underperforming operations that we have acquired.
Throughout most of our history, our operating results have been affected by seasonal fluctuations in occupancy and patient acuity, which are most notable when comparing the summer and winter months. For skilled nursing occupancy and skilled mix, we typically experience stronger occupancy and acuity during the first and fourth quarters and softer demand in the second and third quarters. Additionally, our recently acquired facilities typical include operations that historical have had lower occupancy and skilled mix at the time of acquisition. As these operations become "operations of choice" within their respective healthcare markets, we generally experience increases in both occupancy and skilled mix.
We have continued to make progress on targeted initiatives related to increasing occupancy and the level of acuity and complexity of the patients we serve in our facilities, attracting and developing our people and acquiring underperforming skilled nursing operations and integrating them with our proven cultural and operational principles. During the three months ended March 31, 2026, we added 5 new operations. We continue to generate healthy growth in both revenue and overall results as we continue to work diligently with existing and recently acquired operations, so that each operation can reach its full clinical and financial potential.
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

The following table sets forth details of operating results for our revenue, expenses and earnings and their respective components, as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,
	2026	2025

REVENUE:
Service revenue	99.5%	99.5%
Rental revenue	0.5	0.5
TOTAL REVENUE	100.0%	100.0%
Expenses:
Cost of services	78.9	79.1
Rent—cost of services	4.7	4.9
General and administrative expense	5.3	5.3
Depreciation and amortization	2.1	2.1
TOTAL EXPENSES	91.0%	91.4%
Income from operations	9.0	8.6
Other income (expense):
Interest expense	(0.1)	(0.2)
Interest income	0.5	0.6
Other expense	(0.1)	—
OTHER INCOME, NET	0.3%	0.4%
Income before provision for income taxes	9.3	9.0
Provision for income taxes	2.1	2.2
NET INCOME	7.2%	6.8%
Less: net income attributable to noncontrolling interests	—	—
Net income attributable to The Ensign Group, Inc.	7.2%	6.8%

	Three Months Ended March 31,
	2026	2025

SEGMENT INCOME(1)	(In thousands)
Skilled services	$174,017	$143,931
Standard Bearer(2)	10,809	8,583
NON-GAAP FINANCIAL MEASURES:
PERFORMANCE METRICS
Adjusted EBT	$147,051	$118,730
Adjusted Net Income	110,200	88,972
Adjusted Earnings Per Share	1.85	1.52
EBITDA	152,681	125,846
Adjusted EBITDA	171,160	137,385
FFO for Standard Bearer	21,592	17,059

VALUATION METRICS
Adjusted EBITDAR	$236,666
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

The following discussion includes references to Adjusted EBT, Adjusted net income, Adjusted earnings per share, EBITDA, Adjusted EBITDA, Adjusted EBITDAR and Funds from Operations (FFO) which are non-GAAP financial measures (collectively, the Non-GAAP Financial Measures). Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other provisions of the Securities Exchange Act of 1934, as amended (the Exchange Act), define and prescribe the conditions for use of certain non-GAAP financial information. These Non-GAAP Financial Measures are used in addition to and in conjunction with results presented in accordance with GAAP. These Non-GAAP Financial Measures should not be relied upon to the exclusion of GAAP financial measures. These Non-GAAP Financial Measures reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results and the accompanying reconciliations to corresponding GAAP financial measures, provide a more complete understanding of factors and trends affecting our business.

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

Adjusted EBT is income before provision for income taxes adjusted for non-core business items, which for the reported periods includes, to the extent applicable. These items are generally infrequent or variable in nature, or do not represent current operating activities.
•stock-based compensation expense;
•acquisition related costs;
•costs incurred related to system implementations;
•loss on long-lived assets; and
•amortization of patient base intangible assets.
Adjusted Net Income and Adjusted Earnings Per Share

We adjust net income attributable to The Ensign Group, Inc. (adjusted net income) and diluted earnings per share (adjusted earnings per share) when evaluating our performance because we believe these measures provide useful supplemental information to management and investors regarding our ongoing operating performance. We believe that the presentation of adjusted net income and adjusted earnings per share, when considered together with GAAP net income attributable to The Ensign Group, Inc. and GAAP diluted earnings per share, enhances an investor’s understanding of our results of operations. Management uses these measures for performance evaluation, operational planning and decision‑making purposes.

Adjusted net income is net income adjusted for non-core business items as listed in adjusted EBT, as well as the related income tax effects of these adjustments.

Adjusted earnings per share is calculated by dividing adjusted net income by the weighted‑average diluted shares outstanding for the applicable period.
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
The table below reconciles income before provision for income taxes to Adjusted EBT for the periods presented:

	Three Months Ended March 31,
	2026	2025

Consolidated statements of income data:	(In thousands)
Income before provision for income taxes	$128,572	$106,580
Stock-based compensation expense	13,895	10,724
Costs incurred related to system implementations	3,019	334
Loss on long-lived assets	1,284	—
Acquisition related costs(1)	281	481
Depreciation and amortization - patient base(2)	—	611
ADJUSTED EBT	$147,051	$118,730
(1) Represents costs incurred to acquire operations that are not capitalizable.
(2) Represents amortization expenses related to patient base intangible assets at newly acquired skilled nursing and senior living facilities.

The table below reconciles net income to adjusted net income and diluted earnings per share to adjusted earnings per share for the periods presented:

	Three Months Ended March 31,
	2026	2025
Net income attributable to The Ensign Group, Inc.	$99,668	$80,277
Adjustments:
Stock-based compensation expense	13,895	10,724
Costs incurred related to system implementations	3,019	334
Loss on long-lived assets	1,284	—
Acquisition related costs(1)	281	481
Depreciation and amortization - patient base(2)	—	611
Provision for income taxes on Non-GAAP adjustments(3)	(7,947)	(3,455)
Adjusted Net Income	$110,200	$88,972

Average number of diluted shares outstanding	59,567	58,500

Diluted Earnings Per Share	$1.67	$1.37
Adjusted Earnings Per Share	$1.85	$1.52

(1) Represents costs incurred to acquire operations that are not capitalizable.
(2) Represents amortization expenses related to patient base intangible assets at newly acquired skilled nursing and senior living facilities.
(3) Represents an adjustment to the provision for income tax to our historical effective tax rate of 25.0%.

The table below reconciles net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods presented:

	Three Months Ended March 31,
	2026	2025

Consolidated statements of income data:	(In thousands)
Net income	$99,756	$80,353
Less: Net income attributable to noncontrolling interests	88	76
Interest income	6,536	6,883
Add: Provision for income taxes	28,816	26,227
Depreciation and amortization	28,801	24,188
Interest expense	1,932	2,037
EBITDA	$152,681	$125,846
Adjustments to EBITDA:
Stock-based compensation expense	13,895	10,724
Costs incurred related to system implementations	3,019	334
Loss on long-lived assets	1,284	—
Acquisition related costs(1)	281	481
ADJUSTED EBITDA	$171,160	$137,385
Rent—cost of services	65,506	57,076
ADJUSTED EBITDAR	$236,666

(1) Represents costs incurred to acquire operations that are not capitalizable.

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

The following tables set forth details of operating results for our revenue and earnings, and their respective components, by our reportable segments for the periods indicated:

	Three Months Ended March 31, 2026
	Skilled services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$1,330,835	$36,102	$62,256	$(39,997)	$1,389,196
Total expenses, including other income, net	1,156,818	25,293	118,510	(39,997)	1,260,624
Segment income (loss)	174,017	10,809	(56,254)	—	128,572
Income before provision for income taxes					$128,572

	Three Months Ended March 31, 2025
	Skilled services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$1,123,554	$28,401	$52,426	$(31,340)	$1,173,041
Total expenses, including other income, net	979,623	19,818	98,360	(31,340)	1,066,461
Segment income (loss)	143,931	8,583	(45,934)	—	106,580
Income before provision for income taxes					$106,580

Our total revenue increased by $216.2 million, or 18.4%, compared to the three months ended March 31, 2025. The increase in revenue was primarily driven by increases in occupancy of 2.3% and 3.8% from our skilled services in Same Facilities and Transitioning Facilities, respectively, coupled with increasing daily revenue rates and the impact of acquisitions. In addition, our Recently Acquired Facilities revenue increased by $128.0 million, when compared to the same period in 2025.
Skilled Services

REVENUE

The following tables present the skilled services revenue and key performance metrics by category during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change	% Change

TOTAL FACILITY RESULTS:	(Dollars in thousands)
Skilled services revenue	$1,330,835	$1,123,554	$207,281	18.4%
Number of facilities at period end	331	297	34	11.4%
Number of campuses at period end(1)	31	31	—	—%
Actual patient days	2,896,034	2,538,135	357,899	14.1%
Occupancy percentage — Operational beds	84.0%	81.9%	2.1%	2.6%
Skilled mix by nursing days	32.0%	31.4%	0.6%	1.9%
Skilled mix by nursing revenue	50.7%	50.2%	0.5%	1.0%

	Three Months Ended March 31,
	2026	2025	Change	% Change

SAME FACILITY RESULTS:(2)	(Dollars in thousands)
Skilled services revenue	$979,208	$916,488	$62,720	6.8%
Number of facilities at period end	233	233	—	—%
Number of campuses at period end(1)	26	26	—	—%
Actual patient days	2,145,381	2,078,851	66,530	3.2%
Occupancy percentage — Operational beds	84.3%	82.4%	1.9%	2.3%
Skilled mix by nursing days	32.6%	32.2%	0.4%	1.2%
Skilled mix by nursing revenue	51.2%	51.2%	—%	—%

	Three Months Ended March 31,
	2026	2025	Change	% Change

TRANSITIONING FACILITY RESULTS:(3)	(Dollars in thousands)
Skilled services revenue	$195,486	$178,922	$16,564	9.3%
Number of facilities at period end	50	50	—	—%
Number of campuses at period end(1)	4	4	—	—%
Actual patient days	402,264	385,106	17,158	4.5%
Occupancy percentage — Operational beds	85.1%	82.0%	3.1%	3.8%
Skilled mix by nursing days	30.1%	28.8%	1.3%	4.5%
Skilled mix by nursing revenue	49.7%	48.3%	1.4%	2.9%

	Three Months Ended March 31,
	2026	2025	Change	% Change

RECENTLY ACQUIRED FACILITY RESULTS:(4)	(Dollars in thousands)
Skilled services revenue	$156,141	$28,144	$127,997	NM
Number of facilities at period end	48	14	34	NM
Number of campuses at period end(1)	1	1	—	NM
Actual patient days	348,389	74,178	274,211	NM
Occupancy percentage — Operational beds	80.5%	70.1%	NM	NM
Skilled mix by nursing days	30.5%	22.9%	NM	NM
Skilled mix by nursing revenue	48.9%	33.3%	NM	NM
(1)Campus represents a facility that offers both skilled nursing and senior living services. Revenue and expenses related to skilled nursing and senior living services have been allocated and recorded in the respective operating segment.
(2)Same Facility results represent all facilities purchased prior to January 1, 2023.
(3)Transitioning Facility results represent all facilities purchased from January 1, 2023 to December 31, 2024.
(4)Recently Acquired Facility results represent all facilities purchased on or subsequent to January 1, 2025.

Skilled services revenue increased by $207.3 million, or 18.4%, compared to the three months ended March 31, 2025. The increases in skilled services revenue were across all payer types, primarily driven by strong occupancy across our skilled services operations. Our consolidated occupancy increased by 2.6% to 84.0%, during the three months ended March 31, 2026 compared to the same period in 2025, with an increase in skilled days from our operations within Same Facilities and Transitioning Facilities.

Revenue in our Same Facilities increased by $62.7 million, or 6.8%, compared to the three months ended March 31, 2025, due to increased occupancy from skilled days and revenue per patient day. Our continuous efforts to strengthen our partnerships with various managed care organizations, hospitals and local communities, increased our managed care revenue by 4.5%, resulting from an increase in managed care days and revenue per patient day. In addition to our growing Medicare Advantage market, we experienced meaningful growth in our Medicare patient base.

Revenue in our Transitioning Facilities increased by $16.6 million, or 9.3%, compared to the three months ended March 31, 2025, due to improved occupancy growth, increases in skilled mix days and revenue per patient day, across all payors. The increases reflect our operational fundamentals as we continue to transition and integrate these facilities.

Revenue in our Recently Acquired Facilities increased by approximately $128.0 million compared to three months ended March 31, 2025. The 34 operational expansions between April 1, 2025 and March 31, 2026 across 11 states contributed $109.8 million of the total increase.

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
The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate(1):

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2026	2025	2026	2025	2026	2025	2026	2025

SKILLED NURSING AVERAGE DAILY REVENUE RATES:
Medicare	$809.73	$775.66	$881.32	$841.61	$810.36	$594.17	$821.83	$783.71
Managed care	590.96	565.01	646.11	601.62	625.12	458.40	600.27	566.74
Other skilled	644.34	643.99	683.09	651.50	633.76	725.44	647.28	645.88
Total skilled revenue	679.26	653.22	769.54	733.85	715.40	548.85	695.15	662.14
Medicaid	312.34	296.93	330.24	312.02	320.14	328.01	315.81	300.27
Private and other payors	312.14	289.78	369.09	352.08	377.49	319.08	329.27	300.96
Total skilled nursing revenue	$431.80	$410.86	$466.55	$437.78	$446.96	$377.44	$438.42	$413.94
(1) The rates are based on contractually agreed-upon amounts or rates, excluding the estimates of variable consideration under the revenue recognition standard, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606.

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 4.4% and 4.7%, respectively, compared to the three months ended March 31, 2025. The increase is attributable to the 3.2% net market basket increase that became effective in October 2025 as well as a shift toward higher acuity patients. As hospitals continue to discharge individuals with more complex medical conditions to skilled nursing facilities, we are experiencing a greater proportion of higher acuity patients, which necessitates more advanced and specialized care.

Our average Medicaid rates increased 5.2%, compared to the three months ended March 31, 2025, due to state reimbursement increases and our participation in Medicaid supplemental payment and quality improvement programs in various states.
Payor Sources as a Percentage of Skilled Nursing Services. We use our skilled mix as a measure of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods.

The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2026	2025	2026	2025	2026	2025	2026	2025
PERCENTAGE OF SKILLED NURSING REVENUE
Medicare	21.7%	21.4%	28.5%	29.1%	26.6%	16.2%	23.3%	22.5%
Managed care	19.9	20.8	14.7	14.0	15.6	12.2	18.6	19.5
Other skilled	9.6	9.0	6.5	5.2	6.7	4.9	8.8	8.2
Skilled Mix	51.2%	51.2%	49.7%	48.3%	48.9%	33.3%	50.7%	50.2%
Private and other payors	6.8	6.9	8.2	8.6	9.0	10.8	7.3	7.3
Medicaid	42.0	41.9	42.1	43.1	42.1	55.9	42.0	42.5
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended March 31,
	Same Facility		Transitioning		Acquisitions		Total
	2026	2025	2026	2025	2026	2025	2026	2025
PERCENTAGE OF SKILLED NURSING DAYS
Medicare	11.6%	11.3%	15.1%	15.1%	14.7%	10.3%	12.4%	11.9%
Managed care	14.5	15.1	10.6	10.2	11.1	10.1	13.6	14.2
Other skilled	6.5	5.8	4.4	3.5	4.7	2.5	6.0	5.3
Skilled Mix	32.6%	32.2%	30.1%	28.8%	30.5%	22.9%	32.0%	31.4%
Private and other payors	9.4	9.8	10.4	10.8	10.7	12.8	9.7	10.0
Medicaid	58.0	58.0	59.5	60.4	58.8	64.3	58.3	58.6
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Services

The following table sets forth total cost of services for our skilled services segment for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%

Cost of service	$1,052,724	$891,855	$160,869	18.0%
Revenue percentage	79.1%	79.4%		(0.3)%

Cost of services related to our skilled services segment increased by $160.9 million, or 18.0%, from the same period in 2025. Cost of services as a percentage of revenue decreased by 0.3% to 79.1% reflecting continued cost management, a shift towards higher acuity as we serve more clinically complex patients, and improving operational performance at our newer acquisitions. In addition, our cost of services as a percentage of revenue varies depending on the volume of acquisitions during the period, which typically have higher costs during the transition period.
Standard Bearer

	Three Months Ended March 31,		Change
	2026	2025	$	%

	(Dollars in thousands)
Rental revenue generated from third-party tenants	$5,270	$4,497	$773	17.2%
Rental revenue generated from Ensign's independent subsidiaries	30,832	23,904	6,928	29.0
TOTAL RENTAL REVENUE	$36,102	$28,401	$7,701	27.1%
Segment income	10,809	8,583	2,226	25.9
Depreciation and amortization	10,783	8,476	2,307	27.2
FFO	$21,592	$17,059	$4,533	26.6%

Rental revenue — Our rental revenue, including revenue generated from our independent subsidiaries, increased by $7.7 million, or 27.1%, to $36.1 million, compared to the three months ended March 31, 2025. The increase in revenue is primarily attributable to 19 real estate purchases, as well as annual rent increases since the three months ended March 31, 2025.

FFO — Our FFO increased by $4.5 million, or 26.6%, to $21.6 million, compared to the three months ended March 31, 2025. The increase in rental revenue of $7.7 million was offset by increases in interest expense of $2.7 million associated with the debt agreements between Standard Bearer and us as Standard Bearer continues to grow its real estate portfolio.

All Other Revenue
Our other revenue increased by $9.8 million, or 18.8%, to $62.3 million, compared to the three months ended March 31, 2025. Other revenue includes senior living revenue of $30.6 million, revenue from other ancillary services of $28.5 million and rental income of $3.2 million. The increase in other revenue is primarily attributable to the growth in our other ancillary services.

Consolidated Financial Expenses
Rent-cost of services — Our rent-cost of services as a percentage of revenue decreased by 0.2% to 4.7%, as the expansions in our footprint have resulted from more real estate purchases than leased properties.
General and administrative expense — General and administrative expense increased $11.7 million or 18.6%, to $74.2 million. This increase was primarily driven by additional headcount due to acquisition activities, increases in wages and benefits due to enhanced performance and growth and costs incurred related to our system implementation. General and administrative expense as a percentage of revenue remained consistent at 5.3%.
Depreciation and amortization — Depreciation and amortization expense increased $4.6 million, or 19.1%, to $28.8 million. This increase was primarily related to the additional depreciation incurred as a result of our newly acquired operations, which have a greater mix of real estate purchases than leases, and capital investments. Depreciation and amortization expense remained consistent at 2.1%, as a percentage of revenue.
Other income, net — Other income, net primarily includes interest income from our investments, interest expense related to our debt and deferred compensation gains and losses. Other income, net decreased by $1.5 million due primarily due to a $1.7 million loss on our deferred compensation plan and a decrease in interest income of $0.3 million as we utilized our cash on hand to fund more real estate purchases during the period coupled with a lower interest rate environment. Changes in our deferred compensation plan are a result of gains or losses depending on market performance. Other income, net as a percentage of revenue decreased by 0.1%.
Provision for income taxes — Our effective tax rate was 22.4% for the three months ended March 31, 2026, compared to 24.6% for the same period in 2025. The effective tax rate for both periods was driven by the impact of excess tax benefits from stock-based compensation, partially offset by non-deductible expenses including non-deductible compensation. See Note 12, Income Taxes, in the Notes to the Interim Financial Statements for further discussion.

Liquidity and Capital Resources
Our principal sources of liquidity have historically been derived from our cash flows from operations, long-term debt secured by our real property and borrowings under our Credit Facility (defined below). Our liquidity as of March 31, 2026 is impacted by cash generated from strong operational performance offset by our real estate acquisitions, as well as capital expenditures to improve the quality of care at our existing operations.
Historically, we have primarily financed the majority of our acquisitions through cash generated from operations, mortgages on our properties and our Credit Facility. Cash paid to fund acquisitions was $28.7 million for the three months ended March 31, 2026 compared to $194.2 million for the three months ended March 31, 2025. Total capital expenditures for property and equipment were $35.5 million and $42.9 million for the three months ended March 31, 2026 and 2025, respectively. We currently have approximately $175.0 million budgeted for renovation projects in 2026.
As further discussed in Recent Activities, during the three months ended March 31, 2026, we entered into definitive agreements to acquire real estate assets associated with 19 operations subsequent to March 31, 2026, subject to customary closing conditions, for an aggregate purchase price of approximately $342.4 million.
Our cash and cash equivalents of approximately $539.5 million as of March 31, 2026 consisted of bank deposits and money market funds. In addition, as of March 31, 2026, we held investments of approximately $250.0 million. We believe our investments that were in an unrealized loss position as of March 31, 2026 do not require an allowance for expected credit losses, nor has any event occurred subsequent to that date that would indicate so. We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our primary source of cash is from our ongoing operations. Our positive cash flows have supported our business and have allowed us to pay regular dividends to our stockholders. We currently anticipate that existing cash and total investments as of March 31, 2026, along with projected operating cash flows and available financing, will support our normal business operations for the foreseeable future.
Share Repurchases
On May 15, 2025, the Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from June 16, 2025. During the three months ended March 31, 2026, we did not repurchase any shares pursuant to this stock repurchase program. As of March 31, 2026, the full $20.0 million authorized for repurchase remained available under the stock repurchase program.
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
The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025

NET CASH PROVIDED BY (USED IN):	(In thousands)
Operating activities	$100,154	$72,220
Investing activities	(71,187)	(243,804)
Financing activities	6,650	(10,348)
Net increase (decrease) in cash and cash equivalents	$35,617	$(181,932)
Cash and cash equivalents beginning of period	503,881	464,598
Cash and cash equivalents at end of period	$539,498	$282,666
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities.
The $27.9 million increase in cash provided by operating activities for the three months ended March 31, 2026 compared to the same period in 2025 was due to an increase in operational performance offset by timing of payments.
Investing Activities
Investing cash flows consist primarily of capital expenditures, investment activities, insurance proceeds and cash used for acquisitions.
The $172.6 million decrease in cash used in investing activities for the three months ended March 31, 2026 compared to the same period in 2025 was primarily attributable to fewer acquisitions and reduced capital expenditures, partially offset by maturities of our investments.
Financing Activities
Financing cash flows consist primarily of cash provided by the issuance of common stock upon exercise of stock options, payment of dividends to stockholders, issuance and repayment of short-term and long-term debt and payment for share repurchases.
The $17.0 million increase in cash provided by financing activities for the three months ended March 31, 2026 compared to the same period in 2025, was primarily attributable to increased cash proceeds from the exercise of stock options in 2026 and share repurchase activity in 2025 under our stock repurchase program that did not recur in 2026.

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
Mortgage Loans and Promissory Note
As of March 31, 2026, 23 of our subsidiaries had mortgage loans insured with HUD for an aggregate amount of $142.6 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates at a range of 3.1% to 4.2%, including fixed interest rates at a range of 2.4% to 3.3% per annum. In addition to the interest rate, we incur other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10.0%, and is reduced by 3.0% in the fourth year of the loan, and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years.
In addition to the HUD mortgage loans, one of our subsidiaries has a promissory note that bears a fixed interest rate of 5.3% per annum and has a term of 12 years. The note, which was used for an acquisition, is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.
While the mortgage loans and promissory note requires ongoing principal and interest payments over their respective terms, we currently expect these obligations to be satisfied through cash from ongoing operations.
Operating Leases
As of March 31, 2026, 254 of our facilities have long-term lease arrangements, of which 104 of the operations are under eight triple-net Master Leases with CareTrust. The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each master lease, our individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%. At our option, we can extend the Master Leases for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease.
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
We have a Credit Facility with Truist of up to $600.0 million in aggregate principal. We have no outstanding borrowings under our Credit Facility as of March 31, 2026 and through the filing date of this report. In addition, we have outstanding indebtedness under mortgage loans insured with HUD and a promissory note payable to a third party of $143.3 million, all of which are at fixed interest rates.
Our cash and cash equivalents as of March 31, 2026 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of March 31, 2026, we held investments of approximately $250.0 million. We believe our investments that were in an unrealized loss position as of March 31, 2026 do not require an allowance for expected credit losses, nor has any event occurred subsequent to that date that would indicate so. Our market risk exposure is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal, while at the same time maximizing the income we receive from our investments without significantly increasing risk. We invest in marketable securities with the positive intent and ability to hold to maturity. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
The above only incorporates those exposures that exist as of March 31, 2026 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

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

Changes in Internal Control over Financial Reporting
In the first quarter of fiscal year 2026, we substantially completed the implementation of our enterprise resource planning (ERP) system, which was designed to accurately maintain the Company's financial records, process transactions and provide timely information to our management team. We have made changes to our internal control over financial reporting to address the related processes and systems.
There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For example, on May 31, 2018, we, on behalf of our independent subsidiaries, received a CID from the DOJ stating that it was investigating to determine whether there had been a violation of the FCA and/or the Anti-Kickback Statute (AKS) with respect to the relationships between certain of our independent subsidiaries and persons who serve or have served as medical directors. We fully cooperated with the DOJ and promptly responded to its requests for information. In April 2020, we were advised that the DOJ declined to intervene in any subsequent action filed in connection with the subject matter of this investigation. Despite the decision of the DOJ to decline to participate in litigation based on the subject matter of its previously issued CID, the involved qui tam relator moved forward with the complaint in December 2020. From that time until December 2023, and notwithstanding our success in early pre-trial motions, we continued to incur legal defense costs and fees. In 2024, we entered into mediation with the involved parties and agreed to settle the civil case for $48.0 million. Following the finalization of the settlement documents and payment of the settlement funds, the qui tam complaint was dismissed and the matter was fully resolved. The settlement does not include admissions on the part of the Company or our independent subsidiaries, and we maintain that we have consistently complied with and continue to comply with all applicable State and Federal statutes (including but not limited to the FCA and the AKS).
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
Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories. We and our independent subsidiaries have been subjected to, and/or are currently involved in, class action litigation alleging violations (alone or in combination) of state and federal wage and hour law related to the alleged failure to pay wages, to timely provide and compensate meal and rest breaks, and other such similar causes of action. For example, in 2025, we agreed to settle substantially all alleged wage, hour or labor code-related violations asserted on a class or representative basis against our independent subsidiaries in California for purported violations occurring during the six year period ending December 2025, for $12.0 million, pending court approval. While we have been able to settle or otherwise resolve many of these types of claims without an ongoing material adverse effect on our business, a significant increase in the number of these claims, or an increase in the amounts owed should plaintiffs be successful in their prosecution of remaining or future claims, could materially adversely affect our business, financial condition, results of operations and cash flows.

We and our independent subsidiaries have been, and continue to be, subject to claims, findings and legal actions that arise in the ordinary course of the various businesses, including in connection with the delivery of healthcare and non-healthcare services. These claims include but are not limited to potential claims related to patient care and treatment (professional negligence claims). These claims could impact our ability to procure insurance to cover our exposure related to the various services provided by our independent subsidiaries to their residents, customers and patients.
From time to time, various state or Federal agencies may issue requests for information, including but not limited to a subpoena. As an example, OHCA is currently conducting a CMIR with respect to specific components of a proposed transaction involving three of our independent subsidiaries in California. We provided OHCA with requested information regarding specific components of the proposed transaction as part of the CMIR. We have been unable to effect resolution including attempts to narrow the scope, and limit the requests to our independent subsidiaries operating in California. We have filed a Petition in the Superior Court of the State of California, County of Orange, seeking a declaration that the CMIR regulations violate the United States Constitution and/or the California Constitution, and is void and unenforceable as applied to us. We also have requested that OHCA be ordered to withdraw the subpoena and close the inquiry, so the underlying transaction can be completed.
Both government and private pay sources have instituted cost-containment measures designed to limit payments made to providers of healthcare services, and there can be no assurance that future measures designed to limit payments made to providers will not adversely affect us.
Medicare Revenue Recoupments — We and our independent subsidiaries are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments resulting from reviews conducted via RAC, and various Program Safeguard Contractors and Medicaid Integrity Contractors (collectively referred to as Reviews). Reviews vary in claim selection size and processes, ranging from a single episode/claim to larger, multi-claim batches; and from single rounds of review to reviews of multiple rounds with pass/fail criteria. If an operation has a significant error or fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to billings in the same time period. We anticipate that these Reviews could increase in frequency in the future. As of March 31, 2026, and through the filing date of this report, 22 of our independent subsidiaries had multi-claim Reviews scheduled or in process.

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

We derived 24.3% and 24.7% of our service revenue from the Medicare programs for the three months ended March 31, 2026 and 2025, respectively. In addition, many other payors may use published Medicare rates as a basis for reimbursements. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, or if there are delays in Medicare payments, our business and results of operations will be adversely affected.
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
Reductions in reimbursement rates or the scope of services being reimbursed could have a material, adverse effect on our revenue, financial condition and results of operations or even result in reimbursement rates that are insufficient to cover our operating costs. Although the FY 2027 PPS proposes an overall increase in SNF reimbursement rates, the proposed rule also sets forth provisions that, if finalized and implemented in future fiscal years, would expand the data that must be reported as part of the QRP, shortens the time for reporting, and require the reduction of reimbursements to SNFs participating in the VBP during FY 2027. In addition, CMS may make future adjustments to reimbursement levels and underlying reimbursement formulae as it continues to monitor the impact of current payments system on patient outcomes and budget neutrality. Previous Presidential Administrations focused on studying the nursing home industry and directed HHS to issue proposed rules based on those studies, including changes to SNF facility reimbursement and specifically, the SNF VBP Program, which may also adversely affect our reimbursement. The current Presidential Administration's policy directives and priorities regarding the nursing home industry and SNFs in particular are not yet fully known. As of July 4, 2025, Congress passed and the current Presidential Administration signed into law the OBBB, which reversed and limited the efficacy of certain parts of the ACA, including expansion of the Medicaid program in participating states. Congress's passage of CAA 2026 and its signing into law also preserved certain telehealth flexibilities beneficial to our business and financial performance, and deferred sequestration of Medicare reimbursement rates.

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
A significant portion of reimbursement for skilled nursing services comes from Medicaid. In fact, Medicaid is our largest source of revenue, accounting for 44.8% of our revenue for both the three months ended March 31, 2026 and 2025, respectively., respectively. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets, which has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. Since a significant portion of our revenue is generated from our skilled nursing independent subsidiaries in California, Texas and Arizona, any budget reductions or delays in these states could adversely affect our net patient service revenue and profitability. Due to recent fluctuations in state budgets many of the states in which we operate (including those with current budget surpluses), are seeking to contain costs on Medicaid outlays for SNFs, and any such decline could adversely affect our financial condition and results of operations.
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
To generate funds to pay for the increasing costs of the Medicaid program, many states utilize financial arrangements commonly referred to as provider taxes. The OBBB’s passage prohibits the imposition of new provider taxes or increase of existing provider taxes, except for intermediate care facilities and nursing homes. Under provider tax arrangements, states collect taxes from healthcare providers and then use the revenue to pay the providers as a Medicaid expenditure, which allows the states to then claim additional federal matching funds on the additional reimbursements. Current federal law provides for a cap on the maximum allowable provider tax as a percentage of the providers' total revenue. There can be no assurance that federal law will continue to provide matching federal funds on state Medicaid expenditures funded through provider taxes, or that the current caps on provider taxes will not be reduced. CMS's recent rulemaking to carry provisions of the OBBB into effect have made it more difficult for states to obtain waivers in enacting taxes on Medicaid-participating providers in order to fund that state's share of its Medicaid obligations. To the extent the Company operates in states that restructure or reduce provider tax programs to achieve compliance, supplemental Medicaid payments to the Company's skilled nursing facilities could be reduced, which could have a material adverse effect on the Company's revenues, results of operations, and financial condition.
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
Additionally, although the CAA 2026 extends telehealth waivers and flexibilities for SNFs and providers, uncertainty about their permanent status continues to create significant payment and reimbursement challenges.
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
For example, Washington state incorporates the costs of direct care, indirect care, and capital expenditures for SNF services in computing the State’s Medicaid payments to nursing facilities. Using periodically updated calculations that account for factors including case acuity, fair market value of capital expenditures, inflation, and facility performance, Washington sets facility compensation so that the majority of Medicaid reimbursement paid to a skilled nursing facility is used for care-related activities, with limitations on how much a facility’s reimbursement may increase from year to year. Washington state first adopted this care-based payment model in 2015 and has periodically updated it since, including in 2020, 2022, and 2023; it is expected that Washington will continue to amend this law in the future. For state fiscal year 2024, Texas requires all nursing facilities must show that a portion of funds paid to SNFs by Texas’s Medicaid program, including both fee-for-service and managed care reimbursement, were expended for direct care activities, including direct care staff wages and benefits. For state fiscal year 2025, Texas replaced the previous spending requirement with the patient care expense ratio (PCER) which measures the proportion of a facility's Medicaid revenue that is spent on patient care expenses. The PCER is a financial accountability metric and will be reported annually. If our independent subsidiaries in Texas fail to meet the specified PCER thresholds, Texas may recoup Medicaid payments and persistent non-compliance may affect Medicaid participation.
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
With the passage of the IRA in 2022, Congress expanded and supplemented the ACA, including through the continuation of federally funded insurance premium subsidies. This modification of the ACA by the IRA indicates that Congress may continue to change and expand the ACA in the future. Since the commencement of the current Presidential Administration in January of 2025, there have been executive actions and proposed legislation, including the enactment of the OBBB, which undoes or limits the effect of portions of the ACA, including its Medicaid expansion provisions. The OBBB’s provisions may also affect the availability of Medicaid for potential beneficiaries due to work requirements, limit eligibility for our independent subsidiaries’ services due to caps on home equity that may be disregarded for eligibility purposes and limit the reimbursement available for our services under Medicaid. These legislative changes, and the effects of the current Presidential Administration’s executive orders, are not yet fully realized in terms of their effects on our business.

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

While it is not possible to predict whether and when any such changes will occur, proposals discussed by the current Presidential Administration, including a repeal or material amendment of the ACA, could harm our business, operating results and financial condition. The ACA continues to be a salient political topic and proposed changes to it may become the subject of campaign promises, litigation, administrative action, or legislation under the current Presidential Administration, and the Senate, where the Republican party now holds a majority of seats. In addition, even if the ACA is not amended or repealed, the President and the executive branch of the federal government, as well as CMS and HHS, have a significant impact on the implementation of the provisions of the ACA. It is expected that the current Presidential Administration will make changes affecting the implementation and enforcement of the ACA, which could harm our business, operating results and financial condition. We have seen such changes with the current Presidential Administration's impacts to the Biden-Harris Administration's regulatory activity promulgating rules regarding anti-discrimination under Section 1557 of the ACA and rulemaking requiring SNFs to disclose their ownership and the ownership of service providers under Section 6101 of the ACA. It is not possible to know whether, when, or how any or all these regulations or their implementation will be changed, the manner in which any change may be effected, and the ultimate effects of such changes on our business. If we are slow or unable to adapt to any such changes, our business, operating results and financial condition could be adversely affected.

In 2023, CMS issued a final rule requiring SNFs to disclose certain information regarding their ownership and managerial relationships which was fully implemented in November of 2024. In furtherance of this rule, CMS requires all SNFs to revalidate certain information using CMS's newly promulgated SNF Attachment by January 1, 2026. However, CMS issued sub-regulatory guidance suspending the deadline for submitting this information indefinitely and did not set a new deadline for the submission; through the filing date of this report, this deadline remains suspended with no indication when it may be reimposed in the future. CMS may set a new deadline for the submission of this information in the future, with an unknown period of notice ahead of compliance. Nevertheless, these disclosure requirements, if put into effect in the future, are more invasive and comprehensive than the ownership information already disclosed through Medicare's Nursing Home Compare website. Refer to Item 2., under Government Regulation, for additional information. The breadth of disclosure required by this new rule may be adverse to our business interests and detrimental to our operations, revenue, and profitability and may have a chilling effect on investment due to the depth of the new reporting and transparency requirements. Similarly, California passed a comparable law requiring the disclosure of certain ownership and financial information for SNFs in 2021. On March 6, 2024, California’s regulations implementing this law took effect, which may invite further scrutiny and potential legal action, whether by the state agencies or private parties, within California based on the information disclosed as required by this law and its enabling regulations.
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

The current Presidential administration and control of Congress by the President's political party have resulted in changes that have caused, and will continue to cause, uncertainty with respect to legislation, regulation, implementation or repeal of laws and rules related to government health programs, including Medicare and Medicaid. This includes changes in health care payment through the CAA 2026, and more extensive changes to the Medicaid program contained in the OBBB and CMS's subsequent rulemaking discussed in Item 2., under Government Regulation, which could reduce Medicaid funds available for reimbursement, potentially limit the amount of reimbursement paid by Medicaid for our services, potentially limit our potential resident population, adversely affect potential residents’ eligibility and ability to pay for services performed by our independent subsidiaries. Further, proposals regarding HHS and certain programs and regulations concerning health care, including Medicare, Medicaid, and the ACA, have indicated that the current Presidential administration seeks to make changes to these programs and laws.

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
In cases where claim and documentation review by a CMS contractor yields repeated unsatisfactory results, an operation can be subjected to protracted regulatory oversight. This CMS oversight may include education and sampling of claims, extended pre-payment review, referral of the operating business to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement made outside of specifically reviewed claims. Ongoing failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. As of March 31, 2026 and through the filing date of this report, 22 of our independent subsidiaries had multi-claim reviews scheduled or in process, either pre- or post-payment. We anticipate that these reviews could increase in frequency in the future.
Additionally, both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and, in particular, SNFs. The focus of these investigations includes, among other things, billing and cost reporting practices; quality of care provided; financial relationships with referral sources; and the medical necessity of rendered services. For example, refer to the matter discussed in Part II., Item 1., Legal Proceedings.

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

On January 28, 2026, CMS updated its guidance for the SFF program to place greater emphasis on the prevalence of resident falls when selecting facilities for inclusion in the program. As a result, CMS will prioritize falls-related data, rather than staffing metrics, when evaluating comparable facilities recommended by state survey agencies for participation in the SFF program. The January 2026 guidance also enhances program oversight by making inspections less predictable, including requiring life safety code and emergency preparedness surveys to be conducted at least annually, with other surveys occurring more frequently as determined by CMS or the applicable state surveying agency.

The SFF program's lookback period and focus on maintaining a high level of improvement over time are consistent with the OIG's findings regarding the need for greater oversight to sustain improved outcomes at facilities that graduate from the SFF program. Facilities that graduate from the SFF program but continue to demonstrate poor compliance as evidenced by any SA’s survey, such as for actual harm, substandard quality of care, or immediate jeopardy deficiencies, may be subject to enhanced enforcement by CMS, up to and including termination from the Medicare and/or Medicaid programs.

This three-year look-back for sustained improvements by facilities that graduate the SFF program poses risk for our independent subsidiaries, specifically those that may be subject to the SFF program or that have been subject to the SFF program in the past. As of March 31, 2026 and through the filing date of this report, we have one facility that graduated from the SFF program within the past three years. First, for SNFs that are selected by CMS for participation in the SFF program, or which currently are in the SFF program, even graduation from the program is no longer an assurance that the SNF will be able to continue its operations. Even one survey with a significant compliance deficiency, such as actual harm or an immediate jeopardy deficiency, may result in CMS—acting solely within its discretion—terminating the SNF’s Medicare or Medicaid participation, likely triggering the termination of other payor contracts and rendering the facility economically unviable. Second, for SNFs that have graduated from the SFF program, they are subject to a three-year period of enhanced scrutiny where adverse findings by a SA and a single survey’s finding of poor compliance may result in CMS discretionally terminating that facility’s Medicare and/or Medicaid participation, which would likely cause other payors to terminate their agreements with the facility as well. As a result, the financial and manpower resources needed for graduation from the SFF program may be for nothing if, in the three years following graduation from the SFF program, a SNF receives a poor survey result and CMS imposes fines and penalties up to the termination of the facility’s Medicare and Medicaid participation.

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

As discussed in greater detail in Item 2., under Government Regulation, MACRA revised the payment system for physician and non-physician services. The changes to the therapy caps imposed on Medicare Part B outpatient therapy from this law have been changed by the BBA and are subject to future budgetary changes through rulemaking and legislation, resulting in ongoing uncertainty regarding payment for these Medicare Part B services. Under both the CY 2024 and CY 2025 PFS, reductions in conversion factor, payments to providers and conditions imposed in exchange for higher payments may impose operational requirements and working conditions that further detract from and reduce our financial performance. However, the CY 2026 PFS finalized an increase in conversion factors, which may continue in the CY 2027 PFS based on spending levels contained in the CAA 2026. Although there may be relief from the recent reductions in reimbursement in the future, such regulatory relief does not guarantee increases will occur again in the future rulemakings, or that Congress will defer or limit the impact of cuts due to Medicare sequestration. Similarly, new final rules concerning the PACE program and the information it will collect from our independent subsidiaries may adversely affect the risk-adjusted reimbursement.
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
Healthcare businesses are increasingly the target of cyberattacks whereby hackers disrupt business operations or obtain protected health information, often demanding large ransoms. For years, healthcare has been among the most-breached sector of the economy based on publicly disclosed information. This trend of healthcare as a vulnerable cybersecurity target continues in 2026 and is expected to remain a significant risk in the future. The frequency of this activity has increased precipitously over the last five years. Our business is dependent on the proper functioning and availability of our computer systems and networks. We cannot assure you that our safety and security measures and disaster recovery plan will prevent damage, interruption or breach of our information systems and operations. Additionally, we cannot control the safety and security of our information held by third-party vendors with whom we contract. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect, and as such we (or third-party vendors) may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications we (or third-party vendors) develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security of information systems. Unauthorized parties may attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud or other forms of deception. Additionally, the rapid ongoing evolution and increased adoption of emerging technologies such as artificial intelligence and machine learning may make it more difficult to anticipate and implement protective measures to recognize, detect and prevent the occurrence of data breaches, including but not limited to cybersecurity breaches.

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

Our success depends upon our ability to retain and attract nurses of all levels and other skilled personnel, such as Certified Nurse Assistants, social workers and speech, physical and occupational therapists, as well as skilled management personnel responsible for day-to-day facility operation. Each facility has a facility leader responsible for the overall day-to-day operations of the facility, including quality of care, social services and financial performance. Depending upon the size of the facility, each facility leader is supported by facility staff who are directly responsible for day-to-day care of the patients, marketing and community outreach programs. Other key positions supporting each facility may include individuals responsible for physical, occupational and speech therapy, food service and maintenance. We compete with various healthcare service providers, including other skilled nursing providers, in retaining and attracting qualified and skilled personnel.
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
Laws and regulations may increase our costs of maintaining qualified nursing and skilled personnel, or make it more difficult for us to attract or retain qualified nurses and skilled staff members. Proposed legislation, such as the Nurses Belong in Nursing Homes Act and Safe Staffing Saves Lives Act, may make it more expensive to compete for, hire, and retain nursing staff, if passed into law in substantially the same form as previously introduced to Congress. Although the likelihood of the enactment of such legislation is unclear and the current administration's abandonment of implementation of any minimum staffing requirements, future presidential administrations may revive this concept and seek to restore that rule or impose new staffing rules that are equally or more stringent.

State-level staffing requirements in the states where our independent SNFs operate, whether such requirements are passed by statute, regulation, or executive order, may result in a shortage or inability to obtain nurses and skilled staff.

Increased competition for, or a shortage of, nurses or other trained personnel, or general ongoing inflationary pressures may require that we enhance our pay and benefits packages to compete effectively for such personnel. Recent changes in federal immigration policy have exacerbated these issues at all levels of the wage and skill spectrum. For example, the cost of a H-1B visa can be up to $0.1 million which has changed the economic viability of a visa commonly used for skilled care providers to work in the United States and increasing the cost of engaging skilled labor from outside of the United States. This indirectly increases the wage pressure for skilled workers such as physicians and NPs eligible to work in the United States. Increased scrutiny of other visa types, such as H-4 visas and reviews of applicants' presence and activities on their social media accounts, has also affected the availability and ability to participate in the workforce by other workers who have provided care in other less-skilled positions. This, too, increases the cost of delivering care, reduces the pool of skilled and eligible workers, and like the issues posed by H-1B visa costs and competitiveness, may affect or our operations, financial performance, and profitability. Turnover rates and the magnitude of the shortage of nurses or other trained personnel vary substantially from operation to operation and may adversely affect those operations' quality ratings based on data reported to CMS. In addition, state laws regarding minimum wage increases, such as California’s minimum wage increases for both healthcare and fast-food workers, may intensify competition for unskilled labor in both skilled and unskilled settings. For skilled workers within the skilled care market where we operate, the costs of skilled labor, which are already greater than unskilled labor, could increase further. Similarly, the increased minimum wage of unskilled labor will not only increase the cost of unskilled labor but may also have effects that dissuade workers from training to join the skilled workforce to earn higher wage growth, resulting in a smaller pool of available skilled workers and further increased competition—and higher wages—for them. If we fail to attract and retain qualified and skilled personnel, our ability to conduct our business operations could be harmed.
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

As discussed in greater detail in Item 2., under Government Regulation, Civil and Criminal Fraud and Abuse Laws and Enforcement, the OIG regularly conducts investigations regarding certain payment or compliance issues within the healthcare industry. The OIG continued to identify SNF compliance as an issue of concern in its 2025 semi-annual reports to Congress. The OIG's November 2025 report to Congress indicated that quality of resident care in nursing facilities was an enforcement concern for that office, and also identified SNFs that had failed to properly repay to HHS provider relief funds they had received during the COVID-19 PHE. In March of 2025, OIG found that, over a 3-year period, Medicare Part D improperly paid approximately $465 million for drugs that should have been reimbursed under Medicare Part A through its SNF benefits. This issue was also added to the OIG's work plan, with a focus on SNFs' compliance with Medicare Part A billing requirements for drugs that the OIG found were improperly paid by Medicare Part D. In June 2024, the OIG continued to focus on SNFs, adding the SFF Program to its Work Plan. Among other things, the OIG recommended attention to the rate of reimbursement for professional services rendered within facilities. The OIG’s reports to Congress have also recommended a reduction in the use of psychotropic drugs in nursing homes and urged CMS to evaluate the appropriateness of psychotropic drug use among residents, including the use of data to identify nursing homes with higher rates of use for potential further scrutiny and action. Based on this information, SNFs in particular are potential targets for more robust scrutiny and examination by regulators.

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
Another example, California’s adoption of the Skilled Nursing Facility Ownership and Management Reform Act of 2022, discussed in Item 2., under Government Regulation, imposes new requirements for obtaining licenses to operate SNFs. These new requirements may delay or limit the ability to obtain new SNF licenses within that state, whether through acquisition of existing facilities or opening a new facility. This new law's obligations may increase the costs of obtaining licensure, make applications more time-consuming and complex, and may result in civil penalties and other sanctions against our independent subsidiaries in the event they are not compliant with these new licensure application requirements. As a result, this new law may delay or impede growth within California. As with the bill that increases the cap of non-economic damages for medical malpractice litigation, California’s influence on other states may result in this legislation becoming a model for other states and having similar, potentially adverse effects within those jurisdictions as well.

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

Other previously introduced legislation, such as the HCBS Access Act, reflects a legislative priority of providing funding for care-based careers that may affect our pool of desired workers. The OBBB’s allowance for states to seek waivers allowing Medicaid to cover HCBS may also affect our business, and may signal a legislative and administrative preference for care outside of nursing facilities and other institutions, which may be obtained at a lower rate of reimbursement. Due to a change of political party control of both houses of Congress, though, other HCBS-related legislation may have a lower likelihood of passing, even if reintroduced in a subsequent congress. Rising operating costs due to labor shortages, greater compensation and incentives required to attract and retain qualified personnel and higher-than-usual inflation on items including energy, utilities, food and other goods used in our facilities and the costs for transporting these items could increase our operating cost and decrease our profits.

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
Our revenue is affected by the percentage of the patients of our independent subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability. Changes to federal law affecting Medicaid funding and availability, including the enactment of the OBBB, may materially affect our business and the operations of our independent subsidiaries. We generally receive higher reimbursement rates for high acuity patients, and payors reimburse us at different rates. For the three months ended March 31, 2026 and 2025, 69.1% and 69.5% of our revenue was provided by government payors that reimburse us at predetermined rates, respectively. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our independent subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.

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
As discussed under Item 2., under Government Regulation, the Biden-Harris Administration requested HHS and CMS conduct studies to evaluate potential staffing, data reporting, employee compensation and retention, and resident experience regulations that may result in a reduction of our revenue from Medicare and Medicaid. CMS first requested information regarding these priorities in 2022 and subsequently published further requests for information from the public in the Federal Register to aid in studies and anticipated rulemaking. Following the change in Presidential Administration and control of the Senate, both the OBBB and changes in HHS legal priorities, including the abandonment of appeals defending the Staffing Rule and interim rulemaking to stop the Staffing Rule's staffing ratios from taking effect, have resulted in the Staffing Rule being unenforceable at this time and not likely to be pursued in the future. Other rules from the Biden-Harris Administration, such as increased ownership disclosure requirements, however, remain in effect despite CMS indefinitely suspending that rule's compliance deadline. The identification and pursuit of HHS priorities under the current Presidential Administration may continue to be unpredictable in the future. Certain results of the Biden-Harris Administration’s rulemaking, including enhanced enforcement ability, may be retained under the current Presidential Administration, as signaled by its recent decision to prohibit pre-dispute agreements to arbitrate disputes in SNF admission agreements. We continue to monitor this area and look for public disclosures from the current Presidential Administration and expected heads of HHS and CMS to better anticipate what policy priorities and changes we can expect regarding Medicare and Medicaid reimbursement, including payment models and factors affecting our independent subsidiaries’ reimbursement for the services they provide.
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
During the three months ended March 31, 2026, we expanded our operations through a combination of a long-term lease and real estate purchases, with the addition of five stand-alone skilled nursing operations. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage operations we may acquire in the future. Also, the newly acquired operations may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such operations quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our acquisitions, and our business may suffer.
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
The FY 2027 PPS proposes further changes that may affect our independent subsidiaries' abilities to be more competitive in these rankings in the future. First, the FY 2027 PPS proposes removing two rankings in the FY 2028 SNF QRP; if finalized, such a removal may adversely affect our SNFs that ranked highly and performed well in those categories. Second, the FY 2027 PPS proposes accelerating the timeframe for data submission from 4.5 months to approximately 45 days following the end of a reportable calendar quarter. If this proposal is finalized and implemented, if may increase the costs and administrative requirements to collect, authenticate, and submit such data to CMS, and may make it more difficult, or impose more expense, for our SNFs to maintain high star ratings while complying with these deadlines. Finally, the FY 2027 PPS proposes that SNFs submit MDS data for all SNF residents and patients, and not just those receiving skilled services within the SNF, regardless of payor. This requirement too, if finalized, would create a new obligation for our SNFs that would impose financial and administrative cost, and the collection of more data used in making star ratings under the QRP program may result in the SNFs operated by our independent subsidiaries experiencing reduced ratings, or finding it more difficult or expensive to maintain high ratings under the program's five-star rating measure.

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

As of March 31, 2026, our independent subsidiaries operated 254 of our 378 facilities under long term lease arrangements. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.
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

Our Credit Facility has a borrowing capacity of up to $600.0 million in aggregate principal amount. As of March 31, 2026 and through the filing date of this report, we had no outstanding borrowings under our Credit Facility. Twenty-three of our subsidiaries have mortgage loans insured with the Department of Housing and Urban Development (HUD) for an aggregate amount of $142.6 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The terms of the mortgage loans range from 25- to 35-years. We also have one outstanding promissory note with an aggregate principal amount of approximately $0.7 million as of March 31, 2026. The term of the note is 12 years.
In addition, we had $3.1 billion of future operating lease obligations as of March 31, 2026. We intend to continue financing our independent subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.
Our Credit Facility will mature on April 8, 2027, and we may not be able to renew, refinance, or replace it on acceptable terms, or at all. Our ability to obtain new financing will depend on market conditions and our financial performance, among other factors. If we are unable to secure replacement financing at maturity, we may be required to use available cash or reduce spending, which could adversely affect our liquidity, financial condition, and results of operations.
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

As of March 31, 2026, we lease 36 of our properties to third-party operators. In the future, we might expand our leasing property portfolio to additional tenants. We have very limited control over the success or failure of our tenants’ and operators’ businesses and, at any time, a tenant or operator may experience a downturn in its business that weakens its financial condition. If that happens, the tenant or operator may fail to make its payments to us when due. Although our lease agreements give us the right to exercise certain remedies in the event of default on the obligations owing to us, we may determine not to do so if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches.
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
If we experience problems with our billing information systems or if issues arise with Medicare, Medicaid or other payors, we may encounter delays in our payment cycle. The changes enacted in the OBBB and taking effect through 2028 may impose further strain and limitation of funds available through the Medicaid programs in the states where our independent subsidiaries operate. Additionally, our independent subsidiaries may experience delay in receiving reimbursement as a result of the U.S. political environment, for example, as a result of a government shutdown. From time to time, we have experienced such delays as a result of government payors instituting planned reimbursement delays for budget balancing purposes or as a result of prepayment reviews.
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
In 42 states, including some of the largest where we operate, state Medicaid benefits are administered through MCOs. Some states seek to direct more of their Medicaid participation to these MCOs in the future as a measure to combat fraud and abuse in the Medicaid system. Typically, these MCOs manage commercial health and federal Medicare Advantage benefits under a managed care contract. Nationally, more than two-thirds of all Medicaid beneficiaries receive most or all of their care from MCOs. MCOs may be more aggressive than state Medicaid and federal Medicare agencies in denying claims or seeking recoupment of payments so that their services under these managed contracts are profitable. Additionally, restrictions on the availability and utilization of Medicaid funds under the OBBB, may result in MCOs becoming more aggressive in the denial of claims or declination of prior authorization to preserve limited Medicaid funds. The additional steps created by the use of MCOs in disbursement of funds creates more risk of delayed, reduced, or recouped payments for our independent subsidiaries, and additional avenues for risks that include fines and other sanctions, including suspension or exclusion from participation in various governmental programs.
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

In January 2026, we implemented a new ERP system designed to unify our existing processes, enhance access to real-time operational data, and ensure we are equipped to support future growth. This implementation process involves significant complexity, including data migration, system integration, process redesign, and requires significant resources and changes to our existing business and financial processes. Further, implementation carries risks such as operational disruptions and delays that could adversely affect our ability to operate our business. Any material weakness in the design and implementation of the new ERP system could also result in materially higher costs than we had incurred previously and otherwise negatively impact our financial reporting and internal controls. Any of these consequences could have a material adverse effect on our results of operations and financial condition.

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

Item 5. OTHER INFORMATION

Rule 10b5-1 Plan Elections

Dr. Ann S. Blouin, a member of our Board of Directors, entered into a Rule 10b5-1 trading arrangement on March 12, 2026. Dr. Blouin's 10b5-1 Plan provides for the potential sale of up to 375 shares of the Company's common stock between June 12, 2026 and February 26, 2027.

Swati B. Abbott, a member of our Board of Directors, entered into a Rule 10b5-1 trading arrangement on March 2, 2026. Ms. Abbott's 10b5-1 Plan provides for the potential sale of up to 1,100 shares of the Company's common stock between June 1, 2026 and March 1, 2027.

Spencer Burton, President and Chief Operations Officer, entered into a Rule 10b5-1 trading arrangement on February 9, 2026. Mr. Burton's 10b5-1 Plan provides for the potential exercise of vested stock options and the associated sale of up to 4,719 shares of the Company's common stock between May 11, 2026 and October 30, 2026. Pursuant to the 10b5-1 Plan, Mr. Burton may also make a gift of up to 2,500 shares of the Company's common stock between May 11, 2026 and October 30, 2026.

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

THE ENSIGN GROUP, INC.

April 30, 2026	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer, Executive Vice President and Director (Principal Financial Officer and Principal Accounting Officer)