Form 10-Q
period 2026-06-30
ENSIGN GROUP, INC
filed 2026-07-27
CIK 1125376

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2026.
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
As of July 23, 2026, 58,282,434 shares of the registrant’s common stock, $0.001 par value, were outstanding.

THE ENSIGN GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

PART I.
Item 1.     FINANCIAL STATEMENTS
THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	June 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$262,300	$503,881
Accounts receivable—less allowance for doubtful accounts of $7,895 and $7,805 at June 30, 2026 and December 31, 2025, respectively	668,902	636,985
Investments—current	58,544	68,506
Prepaid expenses and other current assets	81,742	62,932
Total current assets	$1,071,488	$1,272,304
Property and equipment, net	2,096,977	1,696,863
Right-of-use assets	2,143,787	2,097,862
Insurance subsidiary deposits and investments	210,077	166,841
Deferred tax assets	83,068	83,138
Restricted and other assets	39,755	41,600
Intangible assets, net	6,263	6,381
Goodwill	97,981	97,981
TOTAL ASSETS	$5,749,396	$5,462,970
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$119,675	$97,327
Accrued wages and related liabilities	368,817	422,326
Lease liabilities—current	121,117	114,816
Accrued self-insurance liabilities—current	100,007	81,623
Other accrued liabilities	171,001	174,027
Current maturities of long-term debt	4,182	4,227
Total current liabilities	$884,799	$894,346
Long-term lease liabilities—less current portion	1,989,485	1,949,213
Accrued self-insurance liabilities—less current portion	195,813	164,792
Other long-term liabilities	98,428	82,266
Long-term debt—less current maturities	135,562	137,529
TOTAL LIABILITIES	$3,304,087	$3,228,146

Commitments and contingencies (Notes 13 and 18)

EQUITY
Ensign Group, Inc. stockholders' equity:
Common stock: $0.001 par value; 150,000 shares authorized; 62,102 and 58,272 shares issued and shares outstanding at June 30, 2026, respectively, and 61,652 and 58,085 shares issued and shares outstanding at December 31, 2025, respectively	62	62
Additional paid-in capital	673,846	614,724
Retained earnings	1,947,958	1,756,137
Treasury stock, at cost, 3,830 and 3,567 shares at June 30, 2026 and December 31, 2025	(180,178)	(139,198)
Total Ensign Group, Inc. stockholders' equity	$2,441,688	$2,231,725
Non-controlling interest	3,621	3,099
Total equity	$2,445,309	$2,234,824
TOTAL LIABILITIES AND EQUITY	$5,749,396	$5,462,970
See accompanying notes to the condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(In thousands, except per share data)
REVENUE
Service revenue	$1,432,497	$1,221,414	$2,814,800	$2,388,454
Rental revenue	7,984	6,355	14,877	12,356
TOTAL REVENUE	$1,440,481	$1,227,769	$2,829,677	$2,400,810
Expense:
Cost of services	1,134,237	971,780	2,230,063	1,899,629
Rent—cost of services	66,412	57,195	131,918	114,271
General and administrative expense	85,922	69,107	160,132	131,662
Depreciation and amortization	31,406	25,785	60,207	49,973
TOTAL EXPENSES	$1,317,977	$1,123,867	$2,582,320	$2,195,535
Income from operations	122,504	103,902	247,357	205,275
Other income (expense):
Interest expense	(1,933)	(2,025)	(3,865)	(4,062)
Interest income	4,633	5,240	11,169	12,123
Other income	8,470	5,241	7,585	5,602
OTHER INCOME, NET	$11,170	$8,456	$14,889	$13,663
Income before provision for income taxes	133,674	112,358	262,246	218,938
Provision for income taxes	33,840	27,892	62,656	54,119
NET INCOME	$99,834	$84,466	$199,590	$164,819
Less:
Net income attributable to noncontrolling interests	96	70	184	146
NET INCOME ATTRIBUTABLE TO THE ENSIGN GROUP, INC.	$99,738	$84,396	$199,406	$164,673

NET INCOME PER SHARE ATTRIBUTABLE TO THE ENSIGN GROUP INC.
Basic	$1.72	$1.48	$3.45	$2.88
Diluted	$1.68	$1.44	$3.35	$2.81
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	57,958	57,157	57,865	57,128
Diluted	59,483	58,602	59,527	58,560
See accompanying notes to the condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
BALANCE - JANUARY 1, 2026	58,085	$62	$614,724	$1,756,137	3,567	$(139,198)	$3,099	$2,234,824
Issuance of common stock to employees and directors resulting from the exercise of stock options	188	—	11,490	—	—	—	—	11,490
Issuance of restricted stock, net of forfeitures	150	—	13,555	—	—	—	—	13,555
Shares of common stock used to satisfy tax withholding obligations	—	—	—	—	—	(23)	—	(23)
Dividends declared ($0.0650 per share)	—	—	—	(3,797)	—	—	—	(3,797)
Employee stock award compensation	—	—	13,693	—	—	—	—	13,693
Net income attributable to noncontrolling interest	—	—	—	—	—	—	88	88
Noncontrolling interests attributable to subsidiary equity plan	—	—	(61)	—	—	—	260	199
Net income attributable to the Ensign Group, Inc.	—	—	—	99,668	—	—	—	99,668
BALANCE - MARCH 31, 2026	58,423	$62	$653,401	$1,852,008	3,567	$(139,221)	$3,447	$2,369,697
Issuance of common stock to employees and directors resulting from the exercise of stock options	66	—	4,384	—	—	—	—	4,384
Issuance of restricted stock, net of forfeitures	46	—	—	—	—	—	—	—
Shares of common stock used to satisfy tax withholding obligations	(6)	—	—	—	6	(957)	—	(957)
Dividends declared ($0.0650 per share)	—	—	—	(3,788)	—	—	—	(3,788)
Employee stock award compensation	—	—	15,962	—	—	—	—	15,962
Repurchase of common stock (Note 19)	(257)	—	—	—	257	(40,000)	—	(40,000)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	96	96
Noncontrolling interests attributable to subsidiary equity plan	—	—	99	—	—	—	78	177
Net income attributable to the Ensign Group, Inc.	—	—	—	99,738	—	—	—	99,738
BALANCE - JUNE 30, 2026	58,272	$62	$673,846	$1,947,958	3,830	$(180,178)	$3,621	$2,445,309

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Non-Controlling Interest
(In thousands)	Shares	Amount			Shares	Amount		Total
BALANCE - JANUARY 1, 2025	57,438	$61	$528,052	$1,426,762	3,400	$(117,764)	$3,317	$1,840,428
Issuance of common stock to employees and directors resulting from the exercise of stock options	106	—	5,050	—	—	—	—	5,050
Issuance of restricted stock, net of forfeitures	87	—	8,003	—	—	—	—	8,003
Shares of common stock used to satisfy tax withholding obligations	—	—	—	—	—	(14)	—	(14)
Dividends declared ($0.0625 per share)	—	—	—	(3,597)	—	—	—	(3,597)
Employee stock award compensation	—	—	10,691	—	—	—	—	10,691
Repurchase of common stock (Note 19)	(84)	—	—	—	84	(10,775)	—	(10,775)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	76	76
Noncontrolling interests attributable to subsidiary equity plan	—	—	71	—	—	—	(53)	18
Net income attributable to the Ensign Group, Inc.	—	—	—	80,277	—	—	—	80,277
BALANCE - MARCH 31, 2025	57,547	$61	$551,867	$1,503,442	3,484	$(128,553)	$3,340	$1,930,157
Issuance of common stock to employees and directors resulting from the exercise of stock options	168	—	8,652	—	—	—	—	8,652
Issuance of restricted stock, net of forfeitures	41	—	—	—	—	—	—	—
Shares of common stock used to satisfy tax withholding obligations	(7)	—	—	—	7	(1,057)	—	(1,057)
Dividends declared ($0.0625 per share)	—	—	—	(3,605)	—	—	—	(3,605)
Employee stock award compensation	—	—	11,628	—	—	—	—	11,628
Repurchase of common stock (Note 19)	(73)	—	—	—	73	(9,225)	—	(9,225)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	70	70
Noncontrolling interests attributable to subsidiary equity plan	—	—	53	—	—	—	(86)	(33)
Net income attributable to the Ensign Group, Inc.	—	—	—	84,396	—	—	—	84,396
BALANCE - JUNE 30, 2025	57,676	$61	$572,200	$1,584,233	3,564	$(138,835)	$3,324	$2,020,983
See accompanying notes to the condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$199,590	$164,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,207	49,973
Amortization of deferred financing fees	527	530
Stock-based compensation	30,061	22,386
Insurance proceeds and loss on long-lived assets	2,455	402
Other operating activities, net	1,744	1,279
Change in operating assets and liabilities
Accounts receivable	(29,618)	(9,025)
Prepaid income taxes	(17,943)	(10,453)
Prepaid expenses and other assets	614	(469)
Cash surrender value of life insurance policy premiums	(16,485)	(12,295)
Deferred compensation liability	16,124	12,162
Operating lease obligations	(200)	(3,169)
Accounts payable	20,578	4,952
Accrued wages and related liabilities	(39,407)	(17,523)
Other accrued liabilities	(4,100)	1,817
Accrued self-insurance liabilities	47,961	22,564
NET CASH PROVIDED BY OPERATING ACTIVITIES	$272,108	$227,950
Cash flows from investing activities:
Purchase of property and equipment	(88,301)	(92,521)
Cash payments for acquisitions	(375,983)	(213,611)
Cash proceeds from insurance recoveries and sale of assets	1,692	2,990
Purchases of investments	(61,511)	(62,678)
Maturities of investments	44,722	53,249
Other investing activities	488	647
NET CASH USED IN INVESTING ACTIVITIES	$(478,893)	$(311,924)

Cash flows from financing activities:
Payments on debt	(2,094)	(2,025)
Issuance of common stock upon exercise of options	15,874	13,702
Repurchase of shares of common stock to satisfy tax withholding obligations	(980)	(1,071)
Repurchase of shares of common stock (Note 19)	(40,000)	(20,000)
Dividends paid	(7,572)	(7,186)
Other financing activities	(24)	(75)

NET CASH USED IN FINANCING ACTIVITIES	$(34,796)	$(16,655)
Net decrease in cash and cash equivalents	(241,581)	(100,629)
Cash and cash equivalents beginning of period	503,881	464,598
Cash and cash equivalents end of period	$262,300	$363,969

	Six Months Ended June 30,
(In thousands)	2026	2025
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$3,327	$3,567
Income taxes	81,217	64,621
Lease liabilities	133,064	117,256
Non-cash financing and investing activity
Accrued capital expenditures	$10,870	$6,800
Accrued dividends declared	3,788	3,605
Right-of-use assets obtained in exchange for new and modified operating lease obligations	106,727	113,553

See accompanying notes to the condensed consolidated financial statements.

THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, shares and options in thousands, except per share data)
1. DESCRIPTION OF BUSINESS
The Company — The Ensign Group, Inc. (collectively, Ensign or the Company), is a holding company with no direct operating assets, employees or revenue. The Company's independent subsidiaries provide health care services across the post-acute care continuum and engage in the ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare-related properties and ancillary businesses. As of June 30, 2026, the Company's independent subsidiaries operated 396 facilities and other ancillary operations located in 17 states. The Company's independent subsidiaries have a collective capacity of approximately 40,700 operational skilled nursing beds and 3,400 senior living units.
As of June 30, 2026, the Company's independent subsidiaries operated 254 facilities under long-term lease arrangements and had options to purchase eight of those 254 facilities. The Company's real estate portfolio consists of 181 owned real estate properties, which includes 142 facilities operated and managed by the Company's independent subsidiaries, 39 operations leased to and operated by third-party operators and the Service Center (defined below) location. Of those 39 third-party operations, one senior living operation is located on the same real estate property as a skilled nursing operation that an independent subsidiary operates.
During the six months ended June 30, 2026, the Company expanded its presence with the addition of 21 stand-alone skilled nursing operations and two campus operations in four states. These new operations added a total of 2,724 operational skilled nursing beds and 135 operational senior living units to be operated by the Company's independent subsidiaries.
Subsequent to June 30, 2026, the Company expanded its presence with the addition of two stand-alone skilled nursing operations in Texas, and these new operations will add 250 operational skilled nursing beds to be operated by the Company's independent subsidiaries.
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
Other Information — The accompanying condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 (collectively, the Interim Financial Statements) are unaudited. Certain information and note disclosures normally included in the annual consolidated financial statements have been condensed or omitted, as permitted under applicable rules and regulations. Readers of the Interim Financial Statements should refer to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K, File No. 001-33757 (the Annual Report) filed with the Securities and Exchange Commission (SEC). Management believes that the Interim Financial Statements reflect all adjustments which are of a normal and recurring nature necessary to present fairly the Company’s financial position and results of operations in all material respects. The results of operations presented in the Interim Financial Statements are not necessarily representative of operations for the entire year.

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
Recent Accounting Pronouncements — Except for rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws and a limited number of grandfathered standards, the FASB ASC is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. For any new pronouncements announced, the Company considers whether the new pronouncement could alter previous generally accepted accounting principles and determines whether any new or modified principles will have a material impact on the Company's reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company's financial management and certain standards are under consideration.
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

Revenue from the Medicare and Medicaid programs accounted for 68.9% and 69.0% of the three and six months ended June 30, 2026, and 69.8% and 69.6% for the three and six months ended June 30, 2025, respectively. Settlements with Medicare, Medicaid and managed care payors for retroactive adjustments due to audits and reviews are considered variable consideration and are included in the determination of the estimated transaction price. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity. Consistent with healthcare industry practices, any changes to these revenue estimates are recorded in the period the change or adjustment becomes known based on the final settlement. The Company recorded adjustments to revenue which were not material to the Company's revenue for the three and six months ended June 30, 2026 and 2025.

Service revenue for the three and six months ended June 30, 2026 and 2025 is summarized in the following tables:

	Three Months Ended June 30,
	2026		2025
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid(1)	$566,819	39.6%	$485,848	39.8%
Medicare	339,650	23.7	291,117	23.8
Medicaid-skilled	80,664	5.6	75,207	6.2
Total Medicaid and Medicare	$987,133	68.9%	$852,172	69.8%
Managed care	265,348	18.5	229,495	18.8
Private and other(2)	180,016	12.6	139,747	11.4
SERVICE REVENUE	$1,432,497	100.0%	$1,221,414	100.0%
(1) Medicaid payor includes revenue for senior living operations.
(2) Private and other includes revenue for skilled services (private, Veteran Affairs and hospice payors), senior living and ancillary operations.

	Six Months Ended June 30,
	2026		2025
	Revenue	% of Revenue	Revenue	% of Revenue
Medicaid(1)	$1,110,269	39.4%	$939,688	39.3%
Medicare	675,479	24.0	578,868	24.2
Medicaid-skilled	155,902	5.6	144,758	6.1
Total Medicaid and Medicare	$1,941,650	69.0%	$1,663,314	69.6%
Managed care	526,199	18.7	456,712	19.1
Private and other(2)	346,951	12.3	268,428	11.3
SERVICE REVENUE	$2,814,800	100.0%	$2,388,454	100.0%
(1) Medicaid payor includes revenue for senior living operations.
(2) Private and other includes revenue for skilled services (private, Veteran Affairs and hospice payors), senior living and ancillary operations.

In addition to the service revenue above, the Company's rental revenue derived from triple-net lease arrangements with third parties is $7,984 and $14,877 for the three and six months ended June 30, 2026, respectively, and $6,355 and $12,356, for the three and six months ended June 30, 2025, respectively.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Balance Sheet Impact
Included in the Company’s condensed consolidated balance sheets are contract balances, comprised of billed accounts receivable and unbilled receivables, which are the result of the timing of revenue recognition, billings and cash collections, as well as contract liabilities, which primarily represent payments the Company receives in advance of services provided. The Company had no material contract liabilities or contract assets as of June 30, 2026 and December 31, 2025, and no material contracts occurred during the three and six months ended June 30, 2026 and 2025.

Accounts receivable consist primarily of amounts due from Medicare and Medicaid programs, other government programs, managed care health plans and private payor sources, net of estimates for variable consideration and doubtful accounts. Accounts receivable as of June 30, 2026 and December 31, 2025, is summarized in the following table:

	June 30, 2026	December 31, 2025
Medicaid	$303,348	$296,649
Managed care	176,273	163,463
Medicare	109,306	102,693
Private and other payors	87,870	81,985
	$676,797	$644,790
Less: allowance for doubtful accounts	(7,895)	(7,805)
ACCOUNTS RECEIVABLE, NET	$668,902	$636,985
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

A reconciliation of the numerator and denominator used in the calculation of basic net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NUMERATOR:
Net income	$99,834	$84,466	$199,590	$164,819
Less: net income attributable to noncontrolling interests	96	70	184	146
Net income attributable to The Ensign Group, Inc.	$99,738	$84,396	$199,406	$164,673

DENOMINATOR:
Weighted average shares outstanding	57,958	57,157	57,865	57,128
Basic net income per common share:	$1.72	$1.48	$3.45	$2.88

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NUMERATOR:
Net income	$99,834	$84,466	$199,590	$164,819
Less: net income attributable to noncontrolling interests	96	70	184	146
Net income attributable to The Ensign Group, Inc.	$99,738	$84,396	$199,406	$164,673

DENOMINATOR:
Weighted average common shares outstanding	57,958	57,157	57,865	57,128
Plus: incremental shares from assumed conversion (1)	1,525	1,445	1,662	1,432
Adjusted weighted average common shares outstanding	59,483	58,602	59,527	58,560
Diluted net income per common share:	$1.68	$1.44	$3.35	$2.81
(1) Options and restricted stock awards outstanding that were anti-dilutive and therefore excluded from the calculation of weighted average common shares outstanding were 1,377 and 1,192 for the three and six months ended June 30, 2026, respectively, and 920 and 855 for the three and six months ended June 30, 2025, respectively.
5. FAIR VALUE MEASUREMENTS

The Company's financial assets include held-to-maturity investments carried at amortized cost basis of $165,982 and $150,119, of which $103,900 and $81,816 are designated to support insurance subsidiary liabilities, as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, the amortized cost basis of these financial assets is considered to approximate fair value and is derived using Level 2 inputs. The Company believes its amortized cost basis investments that were in an unrealized loss position as of June 30, 2026 and December 31, 2025 do not require an allowance for expected credit losses, nor has any event occurred through the filing date of this report that would indicate differently.
The Company's financial assets also include the contracts insuring the lives of certain employees who are eligible to participate in non-qualified deferred compensation plans that are held in a rabbi trust. The cash surrender value of these contracts is based on funds that shadow the investment allocations specified by participants in the deferred compensation plan and are held at fair value. As of June 30, 2026 and December 31, 2025, the fair value of the investment funds was $90,890 and $74,405, respectively, which are derived using Level 2 inputs. Refer to Note 16, Defined Contribution Plans for more information.
Additionally, the Company has other investments held at historical cost basis, which are not material, for which the fair value is derived using Level 3 inputs.
6. STANDARD BEARER
Standard Bearer's real estate portfolio consists of 175 of the Company's 181 owned real estate properties, of which 138 are operated and managed by the Company's independent subsidiaries and 38 are leased to and operated by third-party operators. Of those 38 operations, one senior living operation is located on the same real estate property as a skilled nursing operation that an independent subsidiary operates.
During the six months ended June 30, 2026, Standard Bearer added $374,645 of real estate assets associated with 18 stand-alone skilled nursing operations, three stand-alone senior living operations and two campus operations. Of these additions, three stand-alone senior living operations are leased to a third-party operator and the remaining additions are operated by the Company's independent subsidiaries.
Subsequent to June 30, 2026, Standard Bearer added approximately $36,000 real estate assets associated with two stand-alone skilled nursing operations to be operated by the Company's independent subsidiaries.

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
Intercompany master lease agreements
Certain of the Company's independent subsidiaries and 138 Standard Bearer independent real estate subsidiaries have entered into 10 triple-net master lease agreements (collectively, the Standard Bearer Master Leases). The lease periods range from 15 to 19 years with three five-year renewal options beyond the initial term, on the same terms and conditions. The rent structure under the Standard Bearer Master Leases includes a fixed component, subject to annual escalation equal to the lesser of (1) the percentage change in the Consumer Price Index (but not less than zero) or (2) 2.5%. In addition to rent, the independent subsidiaries are required to pay the following: (1) all impositions and taxes levied on or with respect to the leased properties; (2) all utilities and other services necessary or appropriate for the leased properties and the business conducted on the leased properties; (3) all insurance required in connection with the leased properties and the business conducted on the leased properties; (4) all facility maintenance and repair costs; and (5) all fees in connection with any licenses or authorizations necessary or appropriate for the leased properties and the business conducted on the leased properties. Intercompany rental revenue generated from Ensign affiliated operations was $37,785 and $68,617 for the three and six months ended June 30, 2026, respectively and $26,756 and $50,660 for the three and six months ended June 30, 2025, respectively.
Intercompany management agreement
Standard Bearer has no employees. The Service Center provides personnel and services to Standard Bearer pursuant to the management agreement between Standard Bearer and the Service Center. The management agreement provides for a base management fee that is equal to 5.0% of total rental revenue and an incentive management fee that is equal to 5.0% of funds from operations (FFO) and is capped at 1.0% of total rental revenue, for a total of 6.0%. Management fee generated between Standard Bearer and the Service Center for the three and six months ended June 30, 2026 were $2,646 and $4,809, respectively. Management fees generated between Standard Bearer and the Service Center for the three and six months ended June 30, 2025 were $1,883 and $3,575, respectively.
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
Equity Instrument Denominated in the Shares of a Subsidiary
As part of the formation of Standard Bearer in 2022, the Company established the Standard Bearer Healthcare REIT, Inc. 2022 Omnibus Incentive Plan (Standard Bearer Equity Plan). The Company may grant stock options and restricted stock awards under the Standard Bearer Equity Plan to employees and management of Ensign's independent subsidiaries. These awards generally vest over a period of five years or upon the occurrence of certain prescribed events. The value of the stock options and restricted stock awards is tied to the value of the common stock of Standard Bearer, which is determined based on an independent valuation of Standard Bearer. The Company can also call the awards, generally upon employee termination. During the six months ended June 30, 2026 and 2025, the Company did not grant any stock options or restricted shares under the Standard Bearer Equity Plan. During the six months ended June 30, 2026 and 2025, no restricted stock awards vested during either period.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The grant-date fair value of the awards is recognized as compensation expense over the relevant vesting periods, with a corresponding adjustment to noncontrolling interests. The grant value was determined based on an independent valuation of the subsidiary shares. For the three and six months ended June 30, 2026 and 2025, share-based compensation expense under the Standard Bearer Equity Plan was not material.
7. BUSINESS SEGMENTS

The Company has two reportable segments: (1) skilled services, which includes the operation of skilled nursing facilities and rehabilitation therapy services and (2) Standard Bearer, which is comprised of selected real estate properties owned by Standard Bearer and leased to skilled nursing and senior living operators.
As of June 30, 2026, the skilled services segment includes 348 skilled nursing and 32 campus operations that provide both skilled nursing and rehabilitative care services and senior living services. The Company's Standard Bearer segment consists of 175 owned real estate properties.
The Company also reports an “All Other” category that includes results from its senior living operations, which includes 16 stand-alone senior living operations and the senior living operations at 32 campus operations that provide both skilled nursing and rehabilitative care services and senior living services. In addition, the "All Other" category includes mobile diagnostics, medical transportation, other real estate, other ancillary operations and the Service Center. Services included in the “All Other” category are insignificant individually and therefore do not constitute a reportable segment.
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

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables set forth financial information for the segments:

	Three Months Ended June 30, 2026
	Skilled Services	Standard Bearer	Total
Service revenue(1)	$1,379,912	$—	$1,379,912
Rental revenue	—	44,133	44,133
Segment revenue	$1,379,912	$44,133	$1,424,045

Reconciliation of revenue:
All other revenue(2)			64,268
Elimination of intercompany revenue(3)			(47,832)
TOTAL CONSOLIDATED REVENUE			$1,440,481
Less:
Other segment items(4)	1,184,846	3,621
Depreciation and amortization	15,445	12,676
Interest expense(5)	—	15,766
Segment income	$179,621	$12,070	$191,691

Reconciliation of profit or loss:
All other not included in segment income			(58,017)
INCOME BEFORE PROVISION FOR INCOME TAXES			$133,674
(1) Skilled services service revenue does not include intercompany service revenue generated by ancillary operations provided to the Company's independent subsidiaries or management service revenue generated by the Service Center for services provided to Standard Bearer. Intercompany service revenue is eliminated in "Elimination of intercompany revenue".
(2) All other revenue includes $61,053 of service revenue and $3,215 of rental revenue for the three months ended June 30, 2026, both of which include intercompany revenue that is eliminated in "Elimination of intercompany revenue".
(3) Elimination of intercompany revenue includes the elimination of intercompany rental revenue of $39,364 and intercompany service revenue of $8,468 for the three months ended June 30, 2026.
(4) Other segment items include cost of services of $1,089,109 and rent expense of $95,737 for the skilled services segment and cost of services of $500, rent expense of $346 and general and administrative expenses of $2,775 for the Standard Bearer segment. Additionally, there are intercompany expenses of $47,832 during the three months ended June 30, 2026, which are eliminated in consolidation.
(5) Included in interest expense in Standard Bearer is interest from intercompany debt arrangements between Standard Bearer and The Ensign Group, Inc. of $14,149 during the three months ended June 30, 2026, which is eliminated in consolidation.

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
(1) Skilled services service revenue does not include intercompany service revenue generated by ancillary operations provided to the Company's independent subsidiaries or management service revenue generated by the Service Center for services provided to Standard Bearer. Intercompany service revenue is eliminated in "Elimination of intercompany revenue".
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
(4) Other segment items include cost of services of $932,823 and rent expense of $76,999 for the skilled services segment and cost of services of $472, rent expense of $270 and general and administrative expenses of $2,024 for the Standard Bearer segment. Additionally, there are intercompany expenses of $34,607 during the three months ended June 30, 2025, which is eliminated in consolidation.
(5) Included in interest expense in Standard Bearer is interest from intercompany debt arrangements between Standard Bearer and The Ensign Group, Inc. of $9,023 during the three months ended June 30, 2025, which is eliminated in consolidation.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Six Months Ended June 30, 2026
	Skilled Services	Standard Bearer	Total
Service revenue(1)	$2,710,747	$—	$2,710,747
Rental revenue	—	80,235	80,235
Segment revenue	$2,710,747	$80,235	$2,790,982

Reconciliation of revenue:
All other revenue(2)			126,524
Elimination of intercompany revenue(3)			(87,829)
TOTAL CONSOLIDATED REVENUE			$2,829,677
Less:
Other segment items(4)	2,326,354	6,743
Depreciation and amortization	30,755	23,459
Interest expense(5)	—	27,154
Segment income	$353,638	$22,879	$376,517

Reconciliation of profit or loss:
All other not included in segment income			(114,271)
INCOME BEFORE PROVISION FOR INCOME TAXES			$262,246
(1) Skilled services service revenue does not include intercompany service revenue generated by ancillary operations provided to the Company's independent subsidiaries or management service revenue generated by the Service Center for services provided to Standard Bearer. Intercompany service revenue is eliminated in "Elimination of intercompany revenue".
(2) All other revenue includes $120,114 of service revenue and $6,410 of rental revenue for the six months ended June 30, 2026, both of which include intercompany revenue that is eliminated in "Elimination of intercompany revenue".
(3) Elimination of intercompany revenue includes the elimination of intercompany rental revenue of $71,768 and intercompany service revenue of $16,061 for the six months ended June 30, 2026.
(4) Other segment items includes cost of services of $2,141,833 and rent expense of $184,521 for the skilled services segment and cost of services of $1,125, rent expense of $611 and general and administrative expenses of $5,007 for the Standard Bearer segment. Additionally, there are intercompany expenses of $87,829 during the six months ended June 30, 2026, which are eliminated in consolidation.
(5) Included in interest expense in Standard Bearer is interest from intercompany debt arrangements between Standard Bearer and The Ensign Group, Inc. of $23,916 during the six months ended June 30, 2026, which is eliminated in consolidation.

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
(1) Skilled services service revenue does not include intercompany service revenue generated by ancillary operations provided to the Company's independent subsidiaries or management service revenue generated by the Service Center for services provided to Standard Bearer. Intercompany service revenue is eliminated in "Elimination of intercompany revenue".
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
(4) Other segment items include cost of services of $1,824,678 and rent expense of $151,554 for the skilled services segment and cost of services of $1,070, rent expense of $527 and general and administrative expenses of $3,775 for the Standard Bearer segment. Additionally, there are intercompany expenses of $65,947 during the six months ended June 30, 2025, which are eliminated in consolidation.
(5) Included in interest expense in Standard Bearer is interest from intercompany debt arrangements between Standard Bearer and The Ensign Group, Inc. of $16,063 during the six months ended June 30, 2025, which is eliminated in consolidation.

Service revenue by major payor source were as follows:

	Three Months Ended June 30, 2026
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$552,588	$14,231	$566,819	39.6%
Medicare	339,650	—	339,650	23.7
Medicaid-skilled	80,664	—	80,664	5.6
Subtotal	$972,902	$14,231	$987,133	68.9%
Managed care	265,348	—	265,348	18.5
Private and other(2)	141,662	38,354	180,016	12.6
TOTAL SERVICE REVENUE	$1,379,912	$52,585	$1,432,497	100.0%

(1) Medicaid payor includes revenue generated from senior living operations.
(2) Private and other includes revenue for skilled services (private, Veteran Affairs and hospice payors), senior living and ancillary operations.
(3) All Other incorporates intercompany eliminations.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Three Months Ended June 30, 2025
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$473,904	$11,944	$485,848	39.8%
Medicare	291,117	—	291,117	23.8
Medicaid-skilled	75,207	—	75,207	6.2
Subtotal	$840,228	$11,944	$852,172	69.8%
Managed care	229,495	—	229,495	18.8
Private and other(2)	103,853	35,894	139,747	11.4
TOTAL SERVICE REVENUE	$1,173,576	$47,838	$1,221,414	100.0%

(1) Medicaid payor includes revenue generated from senior living operations.
(2) Private and other includes revenue for skilled services (private, Veteran Affairs and hospice payors), senior living and ancillary operations.
(3) All Other incorporates intercompany eliminations.

	Six Months Ended June 30, 2026
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$1,081,921	$28,348	$1,110,269	39.4%
Medicare	675,479	—	675,479	24.0
Medicaid-skilled	155,902	—	155,902	5.6
Total Medicaid and Medicare	$1,913,302	$28,348	$1,941,650	69.0%
Managed care	526,199	—	526,199	18.7
Private and other(2)	271,246	75,705	346,951	12.3
TOTAL SERVICE REVENUE	$2,710,747	$104,053	$2,814,800	100.0%
(1) Medicaid payor includes revenue generated from senior living operations.
(2) Private and other includes revenue for skilled services (private, Veteran Affairs and hospice payors), senior living and ancillary operations.
(3) All Other incorporates intercompany eliminations.

	Six Months Ended June 30, 2025
	Skilled Services	All Other (3)	Total Service Revenue	Revenue %
Medicaid(1)	$917,315	$22,373	$939,688	39.3%
Medicare	578,868	—	578,868	24.2
Medicaid-skilled	144,758	—	144,758	6.1
Total Medicaid and Medicare	$1,640,941	$22,373	$1,663,314	69.6%
Managed care	456,712	—	456,712	19.1
Private and other(2)	199,477	68,951	268,428	11.3
TOTAL SERVICE REVENUE	$2,297,130	$91,324	$2,388,454	100.0%
(1) Medicaid payor includes revenue generated from senior living operations.
(2) Private and other includes revenue for skilled services (private, Veteran Affairs and hospice payors), senior living and ancillary operations.
(3) All Other incorporates intercompany eliminations.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. PROPERTY AND EQUIPMENT - NET
Property and equipment, net consists of the following:

	June 30, 2026	December 31, 2025
Land	$257,995	$219,857
Buildings and improvements	1,602,352	1,231,704
Leasehold improvements	279,397	254,309
Equipment	532,026	478,729
Furniture and fixtures	5,161	4,588
Construction in progress	30,491	58,615
	$2,707,422	$2,247,802
Less: accumulated depreciation	(610,445)	(550,939)
PROPERTY AND EQUIPMENT, NET	$2,096,977	$1,696,863
Real Estate Acquisitions
A majority of the real estate properties were acquired by subsidiaries of Standard Bearer, as detailed in Note 6. Standard Bearer. The aggregate purchase price for the real estate purchases during the six months ended June 30, 2026 was $375,263, which primarily consists of building and improvements of $326,417 and land of $38,138. The aggregate purchase price for the real estate purchases during the six months ended June 30, 2025 was $204,609, which primarily consists of building and improvements of $162,806 and land of $37,493.
Subsequent to June 30, 2026, the Company, through Standard Bearer, added approximately $36,000 real estate assets associated with two stand-alone skilled nursing operations to be operated by the Company's independent subsidiaries.
9. INTANGIBLE ASSETS - NET

		June 30, 2026			December 31, 2025
	Weighted Average Life (Years)
		Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Intangible Assets				Net			Net
Facility trade name	30.0	733	(499)	234	733	(486)	247
Customer relationships	18.4	4,582	(3,219)	1,363	4,582	(3,114)	1,468
TOTAL		$5,315	$(3,718)	$1,597	$5,315	$(3,600)	$1,715

Estimated amortization expense for each of the years ending December 31 is as follows:

Year	Amount
2026 (remainder)	$120
2027	238
2028	238
2029	238
2030	238
2031	238
Thereafter	287
$1,597
Other indefinite-lived intangible assets consist of the following:

	June 30, 2026	December 31, 2025
Trade name	$889	$889
Medicare and Medicaid licenses	3,777	3,777
TOTAL	$4,666	$4,666

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10. GOODWILL
Goodwill is subject to annual testing for impairment during the fourth quarter of each year. In addition, goodwill is tested for impairment if events occur or circumstances indicate that its carrying value may not be recoverable. There were no indicators of goodwill impairment noted during the six months ended June 30, 2026. The Company anticipates that the majority of goodwill recognized will be fully deductible for tax purposes as of June 30, 2026. There were no activities in goodwill during the six months ended June 30, 2026. The following table represents goodwill value by the skilled services segment and "all other" category for June 30, 2026 and December 31, 2025:

	Skilled Services	All Other	Total
Goodwill	$88,626	$9,355	$97,981
11. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

	June 30, 2026	December 31, 2025
Quality assurance fee	$15,121	$17,398
Refunds, deferred revenue and advances	100,006	105,642
Cash held in trust for patients	8,592	8,653
Dividends payable	3,788	3,775
Property taxes	14,418	7,150
Income tax payable	—	818
Accrued litigation (Note 18)	12,000	12,000
Other	17,076	18,591
OTHER ACCRUED LIABILITIES	$171,001	$174,027
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

12. INCOME TAXES
The Company recorded income tax expense of $62,656 and $54,119 during the six months ended June 30, 2026 and 2025, respectively, or 23.9% of earnings before income taxes for the six months ended June 30, 2026, compared to 24.7% for the six months ended June 30, 2025. The effective tax rate for both periods is driven by the impact of excess tax benefits from stock-based compensation, offset by non-deductible expenses including non-deductible compensation.

The Company is not currently under examination by any major income tax jurisdiction. During 2026, the statutes of limitations will lapse on the Company's 2022 federal tax year and certain 2021 and 2022 state tax years. The Company does not believe the federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the six months ended June 30, 2026 and 2025.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. DEBT
Debt consists of the following:

	June 30, 2026	December 31, 2025
Mortgage loans and promissory note	$142,258	$144,352
Less: current maturities	(4,182)	(4,227)
Less: debt issuance costs, net	(2,514)	(2,596)
LONG-TERM DEBT LESS CURRENT MATURITIES	$135,562	$137,529
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

Borrowings made under the Credit Facility are guaranteed, jointly and severally, by certain of the Company’s wholly-owned subsidiaries, and are secured by a pledge of stock of the Company's material independent subsidiaries as well as a first lien on substantially all of such independent subsidiaries' personal property. The Credit Facility contains customary covenants that, among other things, restrict, subject to certain exceptions, the ability of the Company and its independent subsidiaries to grant liens on their assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations, amend certain material agreements and pay certain dividends and other restricted payments. Under the terms of the Credit Facility, the Company must comply with financial maintenance covenants to be tested quarterly, consisting of (i) a maximum consolidated total net debt to consolidated EBITDA ratio (which shall not be greater than 3.75:1.00; provided that if the aggregate consideration for approved acquisitions in a six month period is greater than $50,000, then the ratio can be increased at the election of the Company with notice to the administrative agent to 4.25:1.00 for the first fiscal quarter and the immediately following three fiscal quarters), and (ii) a minimum interest/rent coverage ratio (which cannot be less than 1.50:1.00). As of June 30, 2026, there was no outstanding debt under the Credit Facility. The Company was in compliance with all loan covenants as of June 30, 2026.
Mortgage Loans and Promissory Note

As of June 30, 2026, the Company has 23 subsidiaries that have mortgage loans insured with HUD in the aggregate amount of $141,686, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates in a range of 3.1% to 4.2%, including fixed interest rates in a range of 2.4% to 3.3% per annum. In addition to the interest rate, the Company incurs other fees for HUD placement, including, but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees based on the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10.0% and is reduced by 3.0% in the fourth year of the loan and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years.

In addition to the HUD mortgage loans above, the Company has a promissory note of $572 that bears a fixed interest rate of 5.3% per annum and has a term of 12 years. The note, which was assumed as part of an acquisition, is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.

Off-Balance Sheet Arrangements

As of June 30, 2026 and December 31, 2025, the Company had approximately $8,402 of borrowing capacity under the Credit Facility pledged as collateral to secure outstanding letters of credit. The Company believes that its outstanding letters of credit as of June 30, 2026 do not require an allowance for expected credit losses, nor has any event occurred through the filing date of this report that would indicate differently.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14. OPTIONS AND AWARDS

Stock-based compensation expense consists of stock-based payment awards made to employees and directors, including employee stock options, restricted stock awards and performance stock units (PSUs) based on estimated fair values. As stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2026 and 2025 was based on awards expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant and, if necessary, revises the estimate in subsequent periods if actual forfeitures differ.

The Company grants equity awards under the Amended and Restated 2022 Omnibus Incentive Plan (the Amended and Restated Plan), the amendment and restatement of which was approved by the Company’s stockholders during the second quarter of 2025. There are 4,231 shares of common stock available for issuance under the Amended and Restated Plan, and the number of shares available for issuance is reduced by one share for each share subject to an option or stock appreciation right award and by two shares for each share subject to an award other than an option or stock appreciation right. At June 30, 2026, 2,425 shares remained available for future issuance under the Amended and Restated Plan.

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
Stock Options
The Company used the following assumptions for stock options granted during the three months ended June 30, 2026 and 2025:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2026	197	4.2%	6.2 years	37.9%	0.1%
2025	175	4.2%	6.2 years	39.1%	0.2%

The Company used the following assumptions for stock options granted during the six months ended June 30, 2026 and 2025:

Grant Year	Options Granted	Weighted Average Risk-Free Rate	Expected Life	Weighted Average Volatility	Weighted Average Dividend Yield
2026	509	3.9%	6.2 years	38.2%	0.1%
2025	327	4.2%	6.2 years	39.4%	0.2%
For the six months ended June 30, 2026 and 2025, the following represents the exercise price and fair value displayed at grant date for stock option grants:

Grant Year	Granted	Weighted Average Exercise Price	Weighted Average Fair Value of Options
2026	509	$199.28	$87.28
2025	327	$137.42	$61.71
The weighted average exercise price equaled the weighted average fair value of common stock on the grant date for all options granted during the six months ended June 30, 2026 and 2025 and therefore, the intrinsic value was $0 at the date of grant.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table represents the employee stock option activity during the six months ended June 30, 2026:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Vested	Weighted Average Exercise Price of Options Vested
January 1, 2026	4,071	$96.87	1,991	$67.10
Granted	509	199.28
Forfeited	(43)	127.12
Exercised	(254)	62.45
June 30, 2026	4,283	$110.77	2,042	$73.22

The aggregate intrinsic value of options outstanding, vested, expected to vest and exercised as of June 30, 2026 and December 31, 2025 is as follows:

Options	June 30, 2026	December 31, 2025

Outstanding	$239,432	$317,984
Vested	177,815	213,189
Expected to vest	58,481	98,487
The intrinsic value is calculated as the difference between the market value of the underlying common stock and the exercise price of the options. The aggregate intrinsic value of options that vested during the six months ended June 30, 2026 and 2025 was $17,267 and $22,121, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2026 and 2025 was $33,869 and $24,957, respectively.
Restricted Stock Awards
The Company granted 50 and 205 restricted stock awards during the three and six months ended June 30, 2026, respectively. The Company granted 42 and 134 restricted stock awards during the three and six months ended June 30, 2025, respectively. All awards were granted at an issue price of $0 and generally vest over five years. The fair value per share of restricted awards granted during the six months ended June 30, 2026 and 2025 ranged from $178.00 to $212.65 and $126.34 to $147.04, respectively. The fair value per share includes quarterly stock awards to non-employee directors. Included in the restricted stock award grants are $13,555 and $8,003 of annual bonuses that were settled in vested restricted stock awards during the six months ended June 30, 2026 and 2025, respectively.
A summary of the status of the Company's non-vested restricted stock awards as of June 30, 2026 and changes during the six months ended June 30, 2026 is presented below:

	Non-Vested Restricted Awards	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2026	436	$129.54
Granted	205	203.09
Vested	(142)	156.12
Forfeited	(9)	123.94
Nonvested at June 30, 2026	490	$152.85
During the three and six months ended June 30, 2026, the Company granted four and seven automatic quarterly stock awards to non-employee directors for their service on the Company's board of directors. The fair value per share of these stock awards ranged from $183.54 to $197.92 based on the market price on the grant date.
Performance Stock Units
PSU awards are granted to certain employees and vest based on the achievement of specified Company performance objectives over a designated performance period. During the three months ended June 30, 2026, the Company granted 54 PSU awards with a grant date fair values ranging from $169.70 to $257.70 per share. PSU awards are subject to a three-year cliff vesting schedule and the ultimate number of shares granted may range from 0 to 2.5 times the target number of awards based on the Company's achievement of earnings and shareholder returns. Compensation expense is recognized over the requisite service period based on the estimated number of awards expected to vest.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock-based compensation expense
Stock-based compensation expense recognized for the Company's equity incentive plans and long-term incentive plan for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation expense related to stock options	$9,456	$7,402	$18,108	$14,207
Stock-based compensation expense related to restricted stock awards	4,727	3,761	9,107	7,163
Stock-based compensation expense related to restricted stock awards to non-employee directors	713	465	1,374	949
Stock-based compensation expense related to performance stock units	1,066	—	1,066	—
TOTAL	$15,962	$11,628	$29,655	$22,319

In future periods, the Company expects to recognize approximately $126,656, $65,928 and $10,450 in stock-based compensation expense for unvested options, restricted stock awards and performance stock units, respectively, that were outstanding as of June 30, 2026. Future stock-based compensation expense will be recognized over 3.8, 3.9 and 2.1 weighted average years for unvested options, restricted stock awards and performance stock units, respectively. There were 2,241 unvested and outstanding options as of June 30, 2026, of which 2,068 options are expected to vest. The weighted average contractual life for options outstanding, vested and expected to vest as of June 30, 2026 was 6.7 years.

15. LEASES
The Company leases real property associated with 103 independent skilled nursing and senior living facilities under eight triple‑net master lease agreements with CareTrust REIT, Inc. (collectively, the Master Leases). The Master Leases have initial terms ranging from 13 to 20 years and include two or three five‑year renewal options at the Company’s election, subject to customary conditions. If the Company elects to renew the term of a Master Lease, the renewal will be effective to all, but not less than all, of the leased property then subject to such Master Lease.
The Master Leases are non‑cancelable prior to expiration without the consent of CareTrust. Rent consists of a fixed base amount subject to annual escalation equal to the lesser of 2.5% or the percentage change in the Consumer Price Index (not less than zero). As triple‑net leases, the Company is responsible for substantially all property‑level operating costs, including taxes, insurance, utilities, and maintenance. Total rent expense under the Master Leases was approximately $19,755 and $39,386 for the three and six months ended June 30, 2026, respectively, and $16,904 and $34,030 for the three and six months ended June 30, 2025, respectively.
The Master Leases require the Company to comply with certain financial covenants, including portfolio coverage and minimum rent coverage ratios, as well as customary reporting and other requirements. The Company was in compliance with all such requirements as of June 30, 2026.
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

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of operating lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Rent - cost of services(1)	$66,412	$57,195	$131,918	$114,271
Cost of services(2)	7,922	6,611	14,901	13,040
General and administrative expense	275	214	495	413
	$74,609	$64,020	$147,314	$127,724
(1)Rent - cost of services includes deferred rent expense adjustments of $255 and $576 for the three and six months ended June 30, 2026, respectively, and $199 and $407 for the three and six months ended June 30, 2025, respectively. Additionally, rent - cost of services includes other variable lease costs such as consumer price index increases and short-term leases of $5,127 and $10,258 for the three and six months ended June 30, 2026, respectively, and $4,634 and $8,638 for the three and six months ended June 30, 2025, respectively.
(2)Cost of services includes variable lease costs consisting of property taxes and insurance.

Future minimum lease payments for all third-party leases as of June 30, 2026 are as follows:

Year	Amount
2026 (remainder)	$122,703
2027	245,198
2028	244,213
2029	239,030
2030	233,671
2031	223,098
Thereafter	1,797,565
TOTAL LEASE PAYMENTS	$3,105,478
Less: present value adjustment	(994,876)
PRESENT VALUE OF TOTAL LEASE LIABILITIES	$2,110,602
Less: current lease liabilities	(121,117)
LONG-TERM OPERATING LEASE LIABILITIES	$1,989,485
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the lease commencement date. As of June 30, 2026, the weighted average remaining lease term is 13.7 years and the weighted average discount rate used to determine the operating lease liabilities is 6.1%.
Lessor Activities

The Company leases 39 owned real estate properties to third‑party operators, including 35 senior living operations operated by The Pennant Group, Inc. (Pennant). All of the leases are triple‑net arrangements, under which the tenants are responsible for substantially all property‑level operating costs, including taxes, insurance, utilities, and maintenance. The initial terms range from 14 to 16 years.
During the three and six months ended June 30, 2026, the Company, through Standard Bearer, entered into three lease agreements with a third-party operator for three stand-alone senior living operations, each with initial lease terms of 15 years.
Total rental income from all third-party sources for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Pennant(1)	$4,427	$4,082	$8,640	$8,204
Other third-party(2)(3)	3,557	2,273	6,237	4,152
TOTAL	$7,984	$6,355	$14,877	$12,356
(1) Pennant rental income includes variable rent such as property taxes of $321 and $633 during the three and six months ended June 30, 2026 and $270 and $580 for the three and six months ended June 30, 2025.
(2) Other third-party includes rental revenue associated with the Company's subleases to third parties of $1,144 and $2,279 for the three and six months ended June 30, 2026, and $1,116 and $2,223 for the three and six months ended June 30, 2025, respectively.
(3) For the three and six months ended June 30, 2026, other third-party revenue included $1,016 of rental income earned from acquired real estate properties during the period prior to their lease to the Company's independent operating subsidiaries.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future contractual minimum annual rental income for all third-party leases as of June 30, 2026 were as follows:

Year	Amount
2026 (remainder)	$14,647
2027	28,719
2028	28,269
2029	28,148
2030	27,072
2031	27,052
Thereafter	115,327
TOTAL	$269,234
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

As of June 30, 2026 and December 31, 2025, the Company accrued $98,224 and $81,553, respectively, as long term deferred compensation in other long term liabilities on the condensed consolidated balance sheets. Cash surrender value of the contracts is based on investment funds that shadow the investment allocations specified by participants in the deferred compensation plan. Refer to Note 5, Fair Value Measurements for more information on the funds.
For the three and six months ended June 30, 2026, the Company recorded gains on its DCP of $7,640 and $5,946, which is included in other income, net and recorded offsetting expense of $7,804 and $6,206, respectively, which is allocated between cost of services and general and administrative expenses.

For the three and six months ended June 30, 2025, the Company recorded gains on its DCP of $4,482 and $4,200, which is included in other income, net and recorded offsetting expenses of $4,578 and $4,344, respectively, which is allocated between cost of services and general and administrative expenses.
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
The following table represents the Company's self-insurance liabilities, on an undiscounted basis, inclusive of anticipated insurance recoveries, as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Accrued general liability and professional malpractice liabilities	$222,192	$186,780
Accrued workers’ compensation liabilities	47,605	42,121
Accrued health benefits	26,023	17,514
TOTAL SELF-INSURANCE LIABILITIES	$295,820	$246,415
Less: current self-insurance liabilities	100,007	81,623
LONG-TERM SELF-INSURANCE LIABILITIES	$195,813	$164,792
The anticipated insurance recoveries included in the self-insurance liabilities are presented gross rather than net with the corresponding asset of $18,587 and $17,143, as of June 30, 2026 and December 31, 2025, respectively, included in Restricted and other assets on the consolidated balance sheets.
The Company believes that adequate provision has been made in the Interim Financial Statements for liabilities that may arise out of patient care, workers’ compensation, healthcare benefits and related services provided to date.

18. COMMITMENTS AND CONTINGENCIES
Indemnities — From time to time, the independent subsidiaries of the Company enter into certain types of contracts that contingently require the affiliates to indemnify parties against third-party claims. The terms of such obligations vary by contract and, in most instances, do not expressly state or include a specific or maximum dollar amount. Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, because no claims have been asserted, no liabilities have been recorded for these obligations on the Company’s condensed consolidated balance sheets for any of the periods presented.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Litigation and Regulatory Matters — The Company and its independent subsidiaries are party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of business. Such claims may be related to, but are not limited to, the Health Insurance Portability and Accountability Act of 1996, alleged Medicare or Medicaid false claims, qui tam or "whistleblower" claims related to alleged violations of the False Claims Act (FCA) and/or the Anti-Kickback Statute, alleged violations of state and federal wage and hour laws, environmental matters, investigations, examinations, audits and surveys or other claims in connection with the delivery of healthcare and non-healthcare services and general business operations. These claims may come from a variety of governmental agencies, including but not limited to, the following federal agencies: U.S. Department of Health and Human Services (HHS), including the Centers for Disease Control and Prevention (CDC), Centers for Medicare and Medicaid Services (CMS), Office for Civil Rights (OCR) and Office of Inspector General (OIG); U.S. Department of Justice (DOJ); Occupational Safety and Health Administration (OSHA); U.S. Equal Employment Opportunity Commission (EEOC); National Labor Relations Board (NLRB); U.S. Department of Labor (DOL); U.S. Department of Housing and Urban Development (HUD); U.S. Department of Veterans Affairs (VA); and Environmental Protection Agency (EPA). In addition to these federal agencies, there are also a variety of state and local authorities with the ability to bring claims against our independent subsidiaries, such as the Office of Health Care Affordability (OHCA).
The Company and its independent subsidiaries are also subject to requests for information and investigations by other state and federal governmental entities. For example, representatives of the State Attorney General's Office or the State OIG Office may and do request medical records, operational information, and other such documents and materials from the Company's independent subsidiaries. The Company cannot predict or provide any assurance as to the possible outcome of any such request, inquiry, investigation or subsequent litigation. If any such request, inquiry, investigation or related litigation were to proceed, and the Company and/or its independent subsidiaries are subjected to, alleged to be liable for, or agree to a settlement of related claims or obligations under federal Medicare statutes, the FCA, or similar state and federal statutes and regulations, the Company's business, financial condition, results of operations and cash flows could be materially and adversely affected and its stock price could be adversely impacted. In addition, if the Company and/or its independent subsidiaries are alleged or found to be liable on theories of general or professional negligence or conduct alleged to be related to its employment practices (including wage and hour violations), the Company's business, financial condition and results of operations and cash flows could be materially and adversely affected and its stock price could be adversely impacted. Among other things, any settlement or litigation could involve the payment of substantial sums to resolve any alleged violations and may also include the assumption of specific procedural and financial obligations by the Company or its independent subsidiaries under a corporate integrity agreement and/or other such arrangement.
From time to time, various state or Federal agencies may issue requests for information, including but not limited to a subpoena. As an example, California's Office of Health Care Affordability is currently conducting a Cost and Market Impact Review (CMIR) with respect to specific components of a proposed transaction involving three of the Company's independent subsidiaries in California. The Company provided OHCA with the requested information regarding specific components of the proposed transaction as part of the CMIR. The Company has been unable to effect resolution including attempts to narrow the scope of the inquiry to that contemplated by the applicable regulation, and limit the requests to its independent subsidiaries operating in California. The Company has filed a Petition in the Superior Court of the State of California, County of Orange, seeking a declaration that the CMIR regulations violate the United States Constitution and/or the California Constitution, and are void and unenforceable as applied to the Company. It also has requested that OHCA be ordered to withdraw the subpoena and close the inquiry, so the underlying transaction can be completed.
Other claims and suits, including class actions, continue to be filed against the Company and other companies in its industry. The Company and its independent subsidiaries have been subjected to, and are currently involved in, class action litigation alleging violations (alone or in combination) of state and federal wage and hour laws as related to the alleged failure to pay wages, to timely provide and compensate for meal and rest breaks, and related causes of action. In 2025, the Company agreed to settle substantially all alleged wage, hour or labor code-related violations asserted on a class or representative basis against its independent subsidiaries in California for purported violations occurring during the six year period ending December 2025, pending court approval. Accordingly, the Company has recorded an accrual of $12,000 within Other accrued liabilities on the condensed consolidated balance sheet both as of June 30, 2026 and December 31, 2025. The Company does not believe that the ultimate resolution of these actions will have an ongoing material adverse effect on the Company’s business, cash flows, financial condition or results of operations.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On July 16, 2026, a purported stockholder filed a derivative complaint in the Superior Court of the State of California, County of Orange, captioned Thompson v. Keetch, et. al., Case No. 2026-01584212-CU-NP-CXC (the “Derivative Action”) against certain current and former directors and officers of the Company and against the Company as a nominal defendant. The complaint asserts claims for, among other things, breach of fiduciary duty and unjust enrichment arising from allegations relating to the Company's healthcare regulatory compliance, staffing, executive compensation, stock sales by certain of the individual defendants, and related-party transactions. The complaint seeks, on behalf of the Company, unspecified damages, disgorgement, corporate governance reforms, attorneys' fees and costs, and other relief. No responsive pleading has been filed. As the Company is unable to determine at this time whether any loss ultimately will occur or to reasonably estimate the possible loss or range of loss, no amount has been accrued in the financial statements at this time.
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
In 2023, following a four-week medical negligence trial in the State of Arizona, the jury returned a verdict against one of the Company’s independent subsidiaries. The Company appealed the result, and the Arizona Court of Appeals issued its decision in the Company's favor on July 6, 2026. The Company vigorously defends against these specific claims, and in general these types of claims and cases, however, there can be no assurance that the outcomes of these matters will not have a material adverse effect on operational results and financial condition.
Medicare Revenue Recoupments — The Company's independent subsidiaries are subject to regulatory reviews relating to the provision of Medicare and Medicaid services, to include reviews of billings and potential overpayments by Recovery Audit Contractors (RAC), and various Program Safeguard Contractors and Medicaid Integrity Contractors (collectively referred to as Reviews). Reviews vary in claim selection size and processes, ranging from a single episode/claim to larger, multi-claim batches; and from single rounds of review to reviews of multiple rounds with pass/fail criteria. If an operation has a significant error rate or fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to other billings in the same time period. The Company anticipates that these Reviews could increase in frequency in the future. As of June 30, 2026, and through the filing date of this report, 18 of the Company's independent subsidiaries had multi-claim Reviews scheduled or in process.
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
The Company’s receivables from Medicare and Medicaid payor programs accounted for 61.0% and 61.9% of its total accounts receivable as of June 30, 2026 and December 31, 2025, respectively. Revenue from reimbursement under the Medicare and Medicaid programs accounted for 68.9% and 69.0% of the Company's revenue for the three and six months ended June 30, 2026, respectively, and 69.8% and 69.6% for the three and six months ended June 30, 2025, respectively.
19. COMMON STOCK REPURCHASE PROGRAM
On May 13, 2026, the Board of Directors approved a stock repurchase program pursuant to which the Company is authorized to repurchase up to $40,000 of its common stock under the program for a period of approximately 12 months from June 12, 2026. On June 12, 2026, the Board of Directors approved an amendment to the stock repurchase program pursuant to which the Company is authorized to repurchase an additional $60,000 of its common stock under the program. During the three months ended June 30, 2026, the Company repurchased 257 shares of its common stock for $40,000. As of June 30, 2026, $60,000 authorized for repurchase remained available under the stock repurchase program.

Table of Contents	THE ENSIGN GROUP, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On May 15, 2025, the Board of Directors approved a stock repurchase program pursuant to which the Company is authorized to repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months from June 16, 2025. The stock repurchase program expired on June 16, 2026 and is no longer in effect. The Company did not repurchase any shares pursuant to this stock repurchase program.
On February 21, 2025, the Board of Directors approved a stock repurchase program pursuant to which the Company was authorized to repurchase up to $20,000 of its common stock under the program for a period of approximately 12 months from March 26, 2025. During the first quarter of 2025, the Company repurchased 84 shares of its common stock for $10,775. During the second quarter of 2025, the Company repurchased an additional 73 shares of its common stock for $9,225. This repurchase program expired upon the repurchase of the maximum authorized amount.
Under each of the repurchase programs, the Company is authorized to repurchase its issued and outstanding common shares from time to time in open-market and privately negotiated transactions, tender offers, pursuant to contractual provisions, and block trades, or otherwise in accordance with federal securities laws. The share repurchase program does not obligate the Company to acquire any specific number of shares. Any such repurchases will depend on the Company's business strategy, prevailing market conditions, the Company's liquidity requirements, contractual restrictions or covenants, compliance with securities laws, and other factors. The amounts involved in any such transaction may be material.
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
Overview
We are a provider of health care services across the post-acute care continuum. We engage in the operation, ownership, acquisition, development and leasing of skilled nursing, senior living and other healthcare-related properties and ancillary businesses located in 17 states. Our independent subsidiaries, each of which strive to be the operation of choice in the communities they serve, provide a broad spectrum of services. As of June 30, 2026, we offered skilled nursing, long-term acute care, senior living and rehabilitative care services through 396 skilled nursing and senior living facilities. Our real estate portfolio includes 181 owned real estate properties, which includes 142 facilities operated and managed by us, 39 operations leased to and operated by third-party operators and the Service Center location. Of the 39 third-party operations, one senior living operation is located on the same real estate property as a skilled nursing operation that we own and operate.

The following table summarizes our independent subsidiaries and operational skilled nursing beds and senior living units by ownership status as of June 30, 2026:

	Owned and Operated	Leased (with a Purchase Option)	Leased (without a Purchase Option)	Total for Facilities Operated
Number of facilities	142	8	246	396
Percentage of total	35.9%	2.0%	62.1%	100.0%
Operational skilled nursing beds	14,079	687	25,945	40,711
Percentage of total	34.6%	1.7%	63.7%	100.0%
Senior living units	2,076	142	1,221	3,439
Percentage of total	60.4%	4.1%	35.5%	100.0%
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
Operational Expansions — During the six months ended June 30, 2026, we expanded our operations with the addition of 21 stand-alone skilled nursing operations and two campus operations in four states. These new operations added a total of 2,724 operational skilled nursing beds operated by our independent subsidiaries. Twenty of our expansions were in Texas, establishing it as our largest market with 105 skilled nursing and senior living operations and reinforcing our continued growth in the state where we began in 1999.
Subsequent to June 30, 2026, we expanded our presence with the addition of two stand-alone skilled nursing operations in Texas, and these new operations will add 250 operational skilled nursing beds to be operated by our independent subsidiaries.
Standard Bearer Acquisitions — Standard Bearer Healthcare REIT, Inc. (Standard Bearer), our captive REIT, is a holding company with subsidiaries that own a majority of our real estate portfolio. Management believes that the REIT structure enhances transparency into the value of the Company’s owned real estate and provides an efficient platform to support future property acquisitions, which may be operated by our independent subsidiaries or leased to third‑party operators.
During the six months ended June 30, 2026, Standard Bearer added $374.6 million of real estate assets associated with 18 stand-alone skilled nursing operations, three stand-alone senior living operations and two campus operations. Of these additions, three stand-alone senior living operations are leased to a third-party operator and the remaining additions are operated by our independent subsidiaries.
Subsequent to June 30, 2026, Standard Bearer added approximately $36.0 million real estate assets associated with two stand-alone skilled nursing operations operated by our independent subsidiaries.

Common Stock Repurchase Program — On May 13, 2026, the Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to $40.0 million of our common stock under the program for a period of approximately 12 months from June 12, 2026. On June 12, 2026, the Board of Directors approved an amendment to the stock repurchase program pursuant to which we are authorized to repurchase an additional $60.0 million of our common stock under the program. During the three months ended June 30, 2026, we repurchased 257 shares of our common stock for $40.0 million. As of June 30, 2026, $60.0 million remained authorized and available for repurchase under the stock repurchase program.
Facility Information
The following table sets forth the location of our facilities and the number of operational beds and units located at our skilled nursing, senior living and campus facilities as of June 30, 2026:

	Facility Counts				Bed / Unit Counts
	Skilled Operations	Senior Living Communities	Campus Operations(1)	Total	Skilled Operational Beds	Senior Living Units	Total Beds / Units
Texas	97	1	7	105	12,591	742	13,333
California	78	4	3	85	8,253	378	8,631
Arizona	36	1	5	42	5,396	791	6,187
Colorado	33	5	1	39	3,571	633	4,204
Utah	26	2	1	29	2,412	163	2,575
Washington	17	1	—	18	1,608	98	1,706
Idaho	14	—	1	15	1,331	21	1,352
Kansas	4	—	8	12	883	251	1,134
Tennessee	11	—	—	11	1,122	—	1,122
Iowa	8	—	2	10	664	31	695
South Carolina	9	—	—	9	1,126	—	1,126
Nebraska	4	1	3	8	496	199	695
Wisconsin	5	—	—	5	350	—	350
Nevada	3	—	—	3	483	—	483
Alaska	1	1	—	2	146	82	228
Alabama	2	—	—	2	181	—	181
Oregon	—	—	1	1	98	50	148
	348	16	32	396	40,711	3,439	44,150
(1) Campuses represent facilities that offer both skilled nursing and senior living services.

The following table provides summary information regarding the location of our owned and operated real estate properties as of June 30, 2026:

	Facility Counts				Bed / Unit Counts
	Skilled Operations	Senior Living Communities	Campus Operations(1)	Total	Skilled Operational Beds	Senior Living Units	Total Beds / Units
Texas	40	1	6	47	5,426	712	6,138
Arizona	12	—	5	17	2,052	494	2,546
Utah	15	—	—	15	1,102	—	1,102
California	11	—	1	12	1,291	42	1,333
Colorado	6	3	—	9	597	369	966
Kansas	2	—	5	7	495	167	662
Washington	6	—	—	6	621	—	621
Idaho	6	—	—	6	590	—	590
South Carolina	5	—	—	5	544	—	544
Wisconsin	5	—	—	5	350	—	350
Iowa	4	—	—	4	296	—	296
Nebraska	1	1	1	3	171	160	331
Tennessee	3	—	—	3	300	—	300
Alaska	1	1	—	2	146	82	228
Oregon	—	—	1	1	98	50	148
	117	6	19	142	14,079	2,076	16,155
(1) Campuses represent facilities that offer both skilled nursing and senior living services.

The following table provides summary information regarding the location of our owned real estate properties as of June 30, 2026:

	Owned and Operated by Ensign(1)	Owned and Leased to Third-Party Operators(1)	Service Center	Total Properties(1)
Texas(1)	47	7	—	53
Wisconsin	5	24	—	29
Arizona	17	1	—	18
Utah	15	—	—	15
California	12	3	1	16
Colorado	9	—	—	9
Washington	6	3	—	9
Kansas	7	—	—	7
Idaho	6	—	—	6
South Carolina	5	—	—	5
Iowa	4	—	—	4
Nebraska	3	—	—	3
Tennessee	3	—	—	3
Alaska	2	—	—	2
Oregon	1	—	—	1
Nevada	—	1	—	1
	142	39	1	181
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

The following table summarizes our overall skilled mix from our skilled nursing services for the periods indicated as a percentage of our total skilled nursing routine revenue and as a percentage of total skilled nursing patient days:

	Three Months Ended June 30,		Six Months Ended June 30,
Skilled Mix:	2026	2025	2026	2025
Days	31.0%	30.8%	31.5%	31.1%
Revenue	50.0%	49.2%	50.3%	49.7%
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

The following table summarizes our overall occupancy statistics for skilled nursing operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Occupancy for skilled services:	2026	2025	2026	2025
Operational beds at end of period	40,711	35,545	40,711	35,545
Available patient days	3,638,219	3,216,445	7,087,378	6,316,122
Actual patient days	3,017,641	2,615,490	5,913,675	5,153,626
Occupancy percentage (based on operational beds)	82.9%	81.3%	83.4%	81.6%
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
Revenue Sources
The following tables set forth our total service revenue by payor source generated by our skilled services segment and our "All Other" category and as a percentage of total revenue for the periods indicated (dollars in thousands):

	Three Months Ended June 30,
	Skilled Services		All Other (3)		Total Service Revenue
	2026	2025	2026	2025	2026	2025
Medicaid(1)	$552,588	$473,904	$14,231	$11,944	$566,819	$485,848
Medicare	339,650	291,117	—	—	339,650	291,117
Medicaid-skilled	80,664	75,207	—	—	80,664	75,207
Subtotal	$972,902	$840,228	$14,231	$11,944	$987,133	$852,172
Managed care	265,348	229,495	—	—	265,348	229,495
Private and other(2)	141,662	103,853	38,354	35,894	180,016	139,747
TOTAL SERVICE REVENUE	$1,379,912	$1,173,576	$52,585	$47,838	$1,432,497	$1,221,414

	Three Months Ended June 30,
	Skilled Services		All Other (3)		Total Service Revenue
	2026	2025	2026	2025	2026	2025
Medicaid(1)	40.0%	40.4%	27.1%	25.0%	39.6%	39.8%
Medicare	24.6	24.8	—	—	23.7	23.8
Medicaid-skilled	5.9	6.4	—	—	5.6	6.2
Subtotal	70.5%	71.6%	27.1%	25.0%	68.9%	69.8%
Managed care	19.2	19.6	—	—	18.5	18.8
Private and other(2)	10.3	8.8	72.9	75.0	12.6	11.4
TOTAL SERVICE REVENUE	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
(1) Medicaid payor includes revenue for senior living operations.
(2) Private and other includes revenue for skilled services (private, Veteran Affairs and hospice payors), senior living and ancillary operations.
(3) All Other incorporates intercompany eliminations.

	Six Months Ended June 30,
	Skilled Services		All Other (3)		Total Service Revenue
	2026	2025	2026	2025	2026	2025
Medicaid(1)	$1,081,921	$917,315	$28,348	$22,373	$1,110,269	$939,688
Medicare	675,479	578,868	—	—	675,479	578,868
Medicaid-skilled	155,902	144,758	—	—	155,902	144,758
Subtotal	$1,913,302	$1,640,941	$28,348	$22,373	$1,941,650	$1,663,314
Managed care	526,199	456,712	—	—	526,199	456,712
Private and other(2)	271,246	199,477	75,705	68,951	346,951	268,428
TOTAL SERVICE REVENUE	$2,710,747	$2,297,130	$104,053	$91,324	$2,814,800	$2,388,454
(1) Medicaid payor includes revenue for senior living operations.
(2) Private and other in our "all other" category includes revenue from senior living operations and all revenue generated in our other ancillary operations.
(3) All Other incorporates intercompany eliminations.

	Six Months Ended June 30,
	Skilled Services		All Other (3)		Total Service Revenue
	2026	2025	2026	2025	2026	2025
Medicaid(1)	39.9%	39.9%	27.2%	24.5%	39.4%	39.3%
Medicare	24.9	25.2	—	—	24.0	24.2
Medicaid-skilled	5.8	6.3	—	—	5.6	6.1
Subtotal	70.6%	71.4%	27.2%	24.5%	69.0%	69.6%
Managed care	19.4	19.9	—	—	18.7	19.1
Private and other(2)	10.0	8.7	72.8	75.5	12.3	11.3
TOTAL SERVICE REVENUE	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
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
We believe that the regulatory environment surrounding the healthcare industry subjects providers to intense scrutiny. In the ordinary course of business, providers are subject to inquiries, investigations and audits by federal and state agencies related to compliance with participation and payment rules under government payment programs. These inquiries may originate from the Department of Health and Human Services (HHS), Office of the Inspector General (OIG), state Medicaid agencies, state Attorneys General, local and state ombudsman offices and the Centers for Medicare and Medicaid Services (CMS) Recovery Audit Contractors, among other agencies. In response to the inquiries, investigations and audits, federal and state agencies may impose citations for regulatory deficiencies and other regulatory penalties, including demands for refund of overpayments, expanded civil monetary penalties that extend over long periods of time and date back to incidents prior to surveyor visits, Medicare and Medicaid payment bans and terminations from those programs, which may be temporary or permanent in nature. We vigorously contest each such regulatory outcome when appropriate; however, there are significant legal and other expenses involved that consume our financial and personnel resources. Expansion of enforcement activity could adversely affect our business, financial condition or the results of operations.
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
CMS Risk-Based Surveys — In July 2026, CMS announced the nationwide implementation of a Risk-Based Survey (RBS) process for qualifying skilled nursing facilities, effective September 8, 2026. Under the program, qualifying facilities may undergo a streamlined survey process, while state survey resources are redirected toward complaint investigations and facilities with greater risk indicators. CMS will also identify qualifying facilities with a high-performing designation on Nursing Home Care Compare. While the Company continues to evaluate the operational implications of the program, changes in survey and regulatory oversight practices could affect compliance requirements, public quality reporting, and other aspects of facility operations.

Fiscal Year 2027 Skilled Nursing Facility Prospective Payment System Proposed Rule (FY 2027 PPS PR) — In April 2026, CMS released the FY 2027 PPS PR, which outlines proposed changes to SNF payment rates and program requirements beginning October 1, 2026. CMS is proposing a 2.4% net increase in SNF payment rates, reflecting a 3.2% market basket update offset by a 0.8% productivity adjustment, excluding any adjustments under the SNF Value-Based Purchasing (VBP) Program. The proposed rule also includes several changes to the SNF Quality Reporting Program (QRP), such as removing COVID-19 vaccination measures beginning in fiscal year 2028, shortening the data submission deadline from 4.5 months to 45 days after each quarter beginning in fiscal year 2029 and requiring SNFs to submit Minimum Data Set (MDS) data for all residents, regardless of payer source beginning in fiscal year 2031. Additionally, CMS proposes estimated performance standards for the fiscal year 2029 and fiscal year 2030 VBP Program years and updates to certain MDS-based VBP measure snapshot dates to align with the proposed QRP reporting deadlines. As this is a proposed rule, these provisions remain subject to change pending publication of the final rule later this year.
Final Rule Updating Health-Care Related Tax Policies — In February 2026, CMS published a final rule, effective April 3, 2026, related to the statistical test used to evaluate state Medicaid health care-related tax waiver requests, implementing requirements codified in the One Big Beautiful Bill (OBBB). In relevant part, this rule limits the circumstances under which states may obtain waivers from CMS to impose taxes that fund state Medicaid programs by assessing taxes that impose a greater burden on Medicaid-participating organizations (whether based on volume or percentage of Medicaid taxable units) than the burden imposed on organizations that do not participate in Medicaid, or have relatively less Medicaid participation. While the rule primarily targets managed care organization taxes, it applies to all permissible provider tax classes, including nursing facilities, for which CMS has identified at least two existing taxes that appear to exploit the loophole. Non-MCO provider taxes, including nursing facility taxes, have a compliance deadline of the end of the applicable state fiscal year ending in calendar year 2028 (no later than September 30, 2028).
Federal Nurse Staffing Legislation — Following the repeal of the federal minimum staffing requirements in December 2025, there has been legislation introduced in Congress, that if enacted, would impose mandatory minimum staffing requirements for skilled nursing facilities participating in the Medicare and Medicaid Programs including the Nurses Belong in Nursing Homes Act and the Safe Staffing Saves Lives Act.
Controlled Substances Act Telemedicine Flexibilities — On December 31, 2025, the Drug Enforcement Administration (DEA), working with HHS, extended certain telemedicine flexibilities through December 31, 2026. Under the Ryan Haight Online Pharmacy Consumer Protection Act of 2008, practitioners must conduct at least one in-person medical evaluation before prescribing controlled substances to a patient via telemedicine. During the COVID-19 Public Health Emergency (PHE), the DEA temporarily waived this requirement, permitting practitioners to prescribe Schedules II through V controlled substances through audio-only or audio-visual telemedicine encounters, subject to specific conditions. These exceptions also include FDA-approved narcotic medications classified under Schedules III through V of the Controlled Substances Act when used for maintenance or withdrawal management treatment of opioid use disorder. The DEA has extended these telemedicine flexibilities several times rather than allowing them to expire, and they may continue beyond 2026 depending on future regulatory decisions.
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
Moratorium on New or Increased Provider Taxes — Provider taxes, which are state taxes assessed on healthcare providers or facilities, are commonly used by states to generate non-federal share of Medicaid payments, including payments to SNFs. Under the ACA, provider taxes were capped at 6% of a provider's net patient revenue. Existing federal law prohibits states Medicaid programs from guaranteeing providers that they will receive their provider taxes paid back - this is known as the hold harmless provision. The OBBB prohibits states from imposing new provider taxes or increasing existing provider tax rates or tax bases, with specific carve outs for nursing facilities and intermediate care facilities to remain at status quo. The OBBB reduces the hold harmless threshold in expansion states beginning in fiscal year 2028. This threshold will decrease by 0.5% per year in ACA expansion states until the safe harbor limit is 3.5% in fiscal year 2032. While SNFs are exempt from the moratorium, broader limitations on provider taxes could reduce overall state Medicaid financing flexibility, increasing the risk of lower SNF reimbursement rates. In February 2026, CMS issued a final rule implementing these requirements as they pertain to granting state-requested waivers for imposing Medicaid provider taxes to fund those states' Medicaid programs. See Item 2., Government Regulation, Proposed, Anticipated and Recently Issued Rulemaking and Administrative Actions - Final Rule Updating Health-care Related Tax Policies.
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
Revisions to State-Directed Payments (SDPs) — Prior to the OBBB’s passage, state Medicaid programs could require Medicaid managed care organizations (MCOs) to pay providers certain rates, make uniform rate increases, or to use certain payment methods. These state-mandated payments by MCOs were known as SDPs, the upper limits for which generally were higher than the highest Medicare payment rate for those services, which is used in calculating Medicaid fee-for-service supplemental payments. The OBBB limits total payments under existing CMS-approved SDPs to current levels and caps future SDPs based on whether the state has expanded its Medicaid program under the ACA. SDPs approved prior to the OBBB’s implementation are grandfathered by the OBBB, although those grandfathered payments are reduced by 10% per year starting on January 1, 2028, until those SDPs reach the allowable Medicare-related payment limit. For Medicaid expansion states, new SDPs may not exceed 100% of the Medicare equivalent payment rate; for non-expansion states, the cap is 110%. In the absence of published Medicare payment rates, the OBBB limits SDPs to the Medicaid fee-for-service payment rate. This provision could reduce overall state Medicaid financing flexibility, increasing the risk of lower SNF reimbursement rates. CMS issued implementing guidance on February 2, 2026, clarifying that SDPs covering rating periods for CY 2024 to CY 2026 may be grandfathered and qualify for protection from the OBBB's reductions in payment, provided that a state seeking this protection provided CMS with completed forms seeking approval for such directed payments before May 1, 2025; however, grandfathered dollar amounts are frozen at current approved levels and cannot be increased through any preprint version, amendment, or renewal. SDPs in rating periods beginning on or after March 30, 2026, will not qualify for grandfathering and must immediately comply with the new payment caps based on Medicare payment rates. On May 22, 2026, CMS published a proposed rule to implement the SDP provisions (the SDP Proposed Rule) included in the OBBB. Under the proposal, payment limits based on Medicare rates would be expanded to apply to all services covered by SDPs beginning with rating periods on or after January 1, 2029. The SDP Proposed Rule also applies similar Medicare-based payment caps to certain targeted Medicaid fee-for-service payments.
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
Medicare Annual Payment Rule — The FY 2027 PPS PR is discussed in detail within this Item under the heading Proposed, Anticipated and Recently Issued Rulemaking and Administrative Actions.
FY 2026 Final Updates to the SNF Payment Rates — CMS finalized a 3.2% increase in SNF PPS payment rates for FY 2026 (October 1, 2025 - September 30, 2026). This update reflects a 3.3% SNF market basket increase, a 0.6% market basket forecast error adjustment and a negative 0.7% productivity adjustment. This increase does not reflect separate payment adjustments that may apply under the SNF VBP Program.
Patient-Driven Payment Model (PDPM) Updates – CMS finalized several technical revisions to the ICD-10 diagnosis code mappings used within the PDPM. These revisions are intended to improve the accuracy of patient classification, payment calculations and coding consistency.
SNF QRP — For residents admitted on or after October 1, 2025, CMS finalized changes affecting the FY 2027 SNF QRP. Specifically, CMS will remove four standardized patient assessment data elements within the Social Determinants of Health (SDOH). CMS also updated the policy and process for submitting reconsideration requests, including amendments and codification of these procedures.
SNF VBP Program — CMS has established performance standards for the FY 2028 and FY 2029 VBP program years to satisfy statutory notice requirements. Beginning with FY 2028, CMS will implement the previously finalized scoring methodology for the SNF Within-Stay Potentially Preventable Readmission (SNF WS PPR) measure, which will be included in the program’s measure set for the first time. To simplify program scoring and strengthen quality improvement incentives, CMS finalized the removal of the Health Equity Adjustment. In addition, starting with the FY 2027 program year, SNFs will have access to a formal reconsideration process to challenge CMS determinations related to review and correction requests.
Medicare Part B Fee Schedule — On October 31, 2025, CMS issued the CY 2026 Medicare Physician Fee Schedule (CY 2026 PFS) Final Rule, which outlines significant changes aimed at modernizing Medicare, improving care quality, and reducing unnecessary spending.

Two Payment Rates Based on Advanced Alternative Payment Model (AAPM) Participation — For the first time, there are two separate conversion factors for all Medicare-participating providers which impacts reimbursement for therapeutic services (including occupational therapy, speech language therapy, and physical therapy), evaluation and management services, and other services furnished in SNFs covered by Medicare Part B. This is required under the Medicare Access and CHIP Reauthorization Act (MACRA) depending on whether a provider qualifies as a participant in an AAPM. CMS finalized a qualifying AAPM participant conversion factor of $33.57, representing a 3.77% increase over the 2025 conversion factor of $32.35. The non-AAPM participant conversion factor is $33.40, a 3.26% increase over the 2025 conversion factor.
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
CMS has also continued to refine the QRP, including various measurements such as the adoption of a process measure for influenza vaccination coverage among healthcare personnel within SNFs and a Discharge Function Score (DC Function) measure. The DC Function determines the functional condition of residents by examining the proportion of SNF residents who achieve or surpass a projected discharge functionality score. The assessment includes consideration of mobility and self-care, utilizing data from the Minimum Data Set (MDS). The DC Function replaces the current process and is in effect for the FY 2025 SNF QRP. The FY 2024 PPS also modified the SNF QRP’s Healthcare Professional (HCP) Covid Vaccine Measure. The measure will track the proportion of healthcare staff vaccinated for COVID-19 and have kept their vaccination status current per the CDC recommendations. However, this measure may be removed in the future pending final rules published as a result of the FY 2027 PPS PR. The FY 2024 PPS also removed the Application of Functional Assessment/Care Plan measures from the SNF QRP.
Under the FY 2024 PPS, CMS adopted two measures for the SNF QRP starting in FY 2026. First, CMS raised the Data Completion Thresholds for the MDS. SNFs must report required quality measure data and standardized resident assessment data gathered using the MDS for at least 90% of the assessments they submit to CMS. SNFs who fail to meet this requirement will be subject to a 2.0% reduction on their applicable fiscal year payment starting in FY 2026. Second, CMS adopted the Patient/Resident COVID-19 Vaccine metric. This metric highlights the number of patient stays in which SNF patients received the COVID-19 vaccine. However, this measure may be removed in the future pending final rules published as a result of the FY 2027 PPS PR.
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
Beginning in FY 2026, SNFs participating in the SNF QRP program are required to take part in a validation program similar to that used for SNFs participating in the SNF VBP Program. Each year, 1,500 SNFs will be randomly chosen to submit MDS records for review. Facilities selected for this audit must provide the requested medical chart documentation within 45 calendar days of notification; failure to do so will result in noncompliance and a 2% reduction in Medicare reimbursement for that fiscal year.
Additionally, as outlined in the FY 2026 PPS, four standardized patient assessment data elements within the SDOH category were modified for residents admitted on or after October 1, 2025, with implications for the FY 2027 SNF QRP. CMS also finalized changes to the reconsideration request policy and process, formally amending and codifying procedures related to QRP data and evaluations.

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
Decisions Regarding Skilled Nursing Facility Payment
Reimbursement rates and rules are subject to frequent change that, historically, have had a significant effect on our revenue. The federal government and state governments continue to focus on efforts to curb spending on healthcare programs such as Medicare and Medicaid. We are not able to predict the outcome of the legislative process. We also cannot predict the extent to which proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals and existing new legislation will have on us. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue and could adversely affect our business, financial condition and results of operations.
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

Phase 2 and 3 of the Requirements of Participation focus on: (1) resident abuse and neglect; (2) admission, transfer and discharge; (3) mental health and substance abuse disorders; (4) staffing sufficiency; (5) residents’ rights; (6) potential inaccurate diagnoses or assessments; (7) prescription and use of pharmaceuticals; (8) infection prevention and control; (9) arbitration of disputes between facilities and residents; (10) psychosocial outcomes and related severity; and (11) the timeliness and completion of state investigations.
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

In 2024, the OIG added to its work plan a series of studies that include: (a) the use of the National Background Check Program (NBCP) in conducting background checks of prospective long-term care provider employees to prepare a report regarding the cost of background checks, number of applicants who received background checks and disqualification of employees during and after NBCP participation; (b) the use of Medicaid supplemental payments for use in satisfying the state’s obligations to pay nursing facilities any amounts due under the state’s nursing facility upper payment limit; and (c) the assessment of the implementation of the Special Focus Facility Program for nursing facilities based on facilities that participated in the program from 2013 through 2022.
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
In November of 2025, OIG announced that along with the State survey agencies it would begin assessing the effect of ownership changes on quality of care provided in nursing homes via onsite surveys, state monitoring visits, and requesting additional documentation. The OIG's Fall 2025 semiannual report to Congress described the OIG's ongoing focus on the standard of care provided within SNFs and enforcement actions based on those concerns, as well as identifying certain nursing facilities' noncompliance with the return of provider relief funds paid to facilities during the COVID-19 PHE and which were due to be repaid to HHS. OIG announced in February of 2026 that it would be studying the efficacy and performance of nursing home pharmacy services' internal controls to prevent the diversion, misuse, and over-use of opioids in the nursing home setting. Subsequently, on May 28, 2026, the OIG issued its Spring 2026 semiannual report to Congress, identifying an estimated $462 million in potential overpayments based on stroke diagnoses that were incorrectly submitted to CMS. The report also outlined recommendations and control measures intended to improve data accuracy and reduce risks of future overpayments resulting from inaccurate clinical reporting.
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
In June 2025, CMS made changes to the Nursing Home Care Compare platform and the Five Star Quality Rating system. Under these changes, CMS discontinued the use of the third most recent standard health survey in calculating the health inspection rating, relying instead on only the two latest surveys. The most recent survey will be weighted at 75% of the total score, while the second most recent survey result will contribute to the remaining 25% of the score. Additionally, CMS will begin publishing aggregated five-star performance metrics for nursing home chains and will remove COVID-19 vaccination measures from facility profile pages.
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

Ownership Transparency Final Rule — In November 2023, CMS finalized a rule requiring SNFs to publicly disclose information regarding their ownership and management structure. SNFs must identify any person or legal entity that: (1) exercises financial, operational, or managerial control over any facility or part of a facility, or provides services to facility that includes its policies and procedures or cash management services; (2) leases or subleases real property to the facility, or owns at least 5% of the real property’s total value; and (3) provides any management or administrative services (or consult regarding the same), or provides accounting or financial services to SNFs. The rule also requires disclosures of governing body members, officers, directors or managing employees, plus a comprehensive breakdown of the organizational structure of any additional disclosable party that is not a natural person along with a description of their relationships with the facility. Starting in November of 2024, all SNFs must comply with these requirements by submitting a new "SNF Attachment" with CMS form 855A during revalidation. Although CMS initially required all SNFs to complete revalidation using this new attachment by January 1, 2026, this deadline was indefinitely suspended in December 2025 by CMS until further notice. On February 24, 2026, CMS provided further guidance regarding SNF revalidation, which further confirmed the January 1, 2026, deadline for revalidation with new information required by the Ownership Transparency Final Rule remained indefinitely suspended.
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
Regulations Regarding Financial Arrangements
We are also subject to federal and state laws that regulate financial arrangements by and between healthcare providers, such as the federal and state anti-kickback laws, the Stark laws, and various state anti-referral laws.
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

This regulatory trend has accelerated in 2025 and 2026, with more states actively considering or enacting such legislation. In some cases, state requirements align closely with the federal HSR Act, simply requiring that a copy of the federal HSR filing be submitted to a designated state agency. However, other states have established distinct or more rigorous standards, sometimes necessitating state approval for transactions that would not trigger federal reporting obligations under the HSR Act.

Several states in which we operate, including California, Washington, Nevada, Oregon, and Colorado, have implemented or expanded healthcare transaction review and notification requirements. These evolving regulations may increase the timing, complexity, and compliance obligations associated with healthcare mergers and acquisitions, including certain skilled nursing facility transactions.

California Office of Health Care Affordability

The California Office of Health Care Affordability (OHCA) requires for-profit healthcare entities to provide OHCA with written notice of proposed qualifying agreements or transactions (referred to as a “Material Change Notice”) at least 90 days prior to entering into the agreement or transaction. Reportable transactions are determined based on a variety of factors outlined in the applicable regulations.

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

California Department of Justice - Office of the Attorney General

Under the California Corporations Code, any sale, transfer, or change of control of a nonprofit health facility (e.g., general acute care hospitals or skilled nursing facilities licensed for 24-hour care) to a for-profit entity requires prior written notice to and approval/consent from the California Attorney General (AG).

The AG reviews the transaction to determine if it is in the public interest. Key factors considered include: whether the deal is fair and reasonable to the nonprofit and at fair market value; no private inurement or breach of trust; impact on the availability, affordability, accessibility, and quality of healthcare services in the affected community; and potential effects on competition and any cultural interests served by the facility.

The process typically includes: public notice and opportunity for comments; a public meeting; and possible independent health care impact statements. The AG may approve the transaction unconditionally, approve it with conditions (e.g., commitments to maintain services, charity care levels, or community benefits), or deny the transaction if it fails the public interest test.
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
RESULTS OF OPERATIONS
Our total revenue for the three months ended June 30, 2026 increased $212.7 million, or 17.3%, compared to the three months ended June 30, 2025, while our diluted GAAP earnings per share grew by 16.7%, from $1.44 to $1.68, compared to the three months ended June 30, 2025. Our Same Facilities occupancy increased by 2.7% to 84.1% during the three months ended June 30, 2026 compared to the same period in 2025, demonstrating the increase in demand in our services and our ability to gain additional market share at our more mature operations. Further, our Transitioning Facilities occupancy increased by 2.3% to 84.7% compared to the same period in 2025, highlighting our ability to organically grow and transform underperforming operations that we have acquired.
Throughout most of our history, operating results have been influenced by seasonal fluctuations in occupancy and patient acuity, most notably between the summer and winter months. Skilled nursing occupancy and skilled mix are typically strongest in the first and fourth quarters and softer in the second and third quarters. As expected, sequential seasonal trends resulted in lower occupancy and skilled mix during the period. Despite seasonal trends, both metrics exceeded our expectations, reflecting the strength of our clinical programs, local leadership teams, and disciplined operating model.
The resulting period over period progress, demonstrates our continued execution on targeted initiatives related to increasing occupancy and the level of acuity and complexity of the patients we serve in our facilities. We believe these capabilities, combined with our continued investment in people and our proven approach to acquiring and improving underperforming operations, position us well for sustained long-term growth.
Because Recently Acquired Facilities typically operate at lower occupancy and skilled mix levels, acquisition activity may temporarily reduce our overall metrics. These metrics tend to improve over time as they become operations of choice within their local healthcare markets. Accordingly, occupancy and skilled mix may vary from period to period based on the number, size, and operating characteristics of facilities we acquire.
During the six months ended June 30, 2026, we added 23 new operations. We continue to generate healthy growth in both revenue and overall results as we continue to work diligently with existing and recently acquired operations, so that each operation can reach its full clinical and financial potential. We believe our ability to consistently improve clinical outcomes, enhance operational performance, and successfully integrate acquisitions supports our mission of delivering high-quality care while creating sustainable long-term value.
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

The following table sets forth details of operating results for our revenue, expenses and earnings and their respective components, as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

REVENUE:
Service revenue	99.4%	99.5%	99.5%	99.5%
Rental revenue	0.6	0.5	0.5	0.5
TOTAL REVENUE	100.0%	100.0%	100.0%	100.0%
Expenses:
Cost of services	78.7	79.2	78.8	79.1
Rent—cost of services	4.6	4.7	4.7	4.8
General and administrative expense	6.0	5.6	5.7	5.5
Depreciation and amortization	2.2	2.0	2.1	2.0
TOTAL EXPENSES	91.5%	91.5%	91.3%	91.4%
Income from operations	8.5	8.5	8.7	8.6
Other income (expense):
Interest expense	(0.1)	(0.2)	(0.1)	(0.2)
Interest income	0.3	0.4	0.4	0.5
Other expense	0.6	0.5	0.2	0.3
OTHER INCOME, NET	0.8%	0.7%	0.5%	0.6%
Income before provision for income taxes	9.3	9.2	9.2	9.2
Provision for income taxes	2.4	2.3	2.2	2.3
NET INCOME	6.9%	6.9%	7.0%	6.9%
Less: net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to The Ensign Group, Inc.	6.9%	6.9%	7.0%	6.9%

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

SEGMENT INCOME(1)	(In thousands)
Skilled services	$179,621	$150,004	$353,638	$293,935
Standard Bearer(2)	12,070	9,126	22,879	17,709
NON-GAAP FINANCIAL MEASURES:
PERFORMANCE METRICS
Adjusted EBT	$152,539	$124,520	$299,590	$243,250
Adjusted Net Income	114,308	93,320	224,508	182,292
Adjusted Earnings Per Share	1.92	1.59	3.77	3.11
EBITDA	162,284	134,858	314,965	260,704
Adjusted EBITDA	181,149	146,611	352,309	283,996
FFO for Standard Bearer	24,746	18,391	46,338	35,450

VALUATION METRICS
Adjusted EBITDAR	$247,561		$484,227
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
•loss (gain) on long-lived assets and business interruption recoveries; and
•amortization of patient base intangible assets.
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
The table below reconciles income before provision for income taxes to Adjusted EBT for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Consolidated statements of income data:	(In thousands)
Income before provision for income taxes	$133,674	$112,358	$262,246	$218,938
Stock-based compensation expense	16,166	11,662	30,061	22,386
Costs incurred related to system implementations	2,180	437	5,199	771
Loss (gain) on long-lived assets and business interruption recoveries	—	(1,000)	1,284	(1,000)
Acquisition related costs(1)	519	654	800	1,135
Depreciation and amortization - patient base(2)	—	409	—	1,020
ADJUSTED EBT	$152,539	$124,520	$299,590	$243,250
(1) Represents costs incurred to acquire operations that are not capitalizable.
(2) Represents amortization expenses related to patient base intangible assets at newly acquired skilled nursing and senior living facilities.

The table below reconciles net income to adjusted net income and diluted earnings per share to adjusted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to The Ensign Group, Inc.	$99,738	$84,396	$199,406	$164,673
Adjustments:
Stock-based compensation expense	16,166	11,662	30,061	22,386
Costs incurred related to system implementations	2,180	437	5,199	771
Loss (gain) on long-lived assets and business interruption recoveries	—	(1,000)	1,284	(1,000)
Acquisition related costs(1)	519	654	800	1,135
Depreciation and amortization - patient base(2)	—	409	—	1,020
Provision for income taxes on Non-GAAP adjustments(3)	(4,295)	(3,238)	(12,242)	(6,693)
Adjusted Net Income	$114,308	$93,320	$224,508	$182,292

Average number of diluted shares outstanding	59,483	58,602	59,527	58,560

Diluted Earnings Per Share	$1.68	$1.44	$3.35	$2.81
Adjusted Earnings Per Share	$1.92	$1.59	$3.77	$3.11

(1) Represents costs incurred to acquire operations that are not capitalizable.
(2) Represents amortization expenses related to patient base intangible assets at newly acquired skilled nursing and senior living facilities.
(3) Represents an adjustment to the provision for income tax to our historical effective tax rate of 25.0%.

The table below reconciles net income to EBITDA, Adjusted EBITDA and Adjusted EBITDAR for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Consolidated statements of income data:	(In thousands)
Net income	$99,834	$84,466	$199,590	$164,819
Less: Net income attributable to noncontrolling interests	96	70	184	146
Interest income	4,633	5,240	11,169	12,123
Add: Provision for income taxes	33,840	27,892	62,656	54,119
Depreciation and amortization	31,406	25,785	60,207	49,973
Interest expense	1,933	2,025	3,865	4,062
EBITDA	$162,284	$134,858	$314,965	$260,704
Adjustments to EBITDA:
Stock-based compensation expense	16,166	11,662	30,061	22,386
Costs incurred related to system implementations	2,180	437	5,199	771
Loss (gain) on long-lived assets and business interruption recoveries	—	(1,000)	1,284	(1,000)
Acquisition related costs(1)	519	654	800	1,135
ADJUSTED EBITDA	$181,149	$146,611	$352,309	$283,996
Rent—cost of services	66,412	57,195	131,918	114,271
ADJUSTED EBITDAR	$247,561		$484,227

(1) Represents costs incurred to acquire operations that are not capitalizable.

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

The following tables set forth details of operating results for our revenue and earnings, and their respective components, by our reportable segments for the periods indicated:

	Three Months Ended June 30, 2026
	Skilled services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$1,379,912	$44,133	$64,268	$(47,832)	$1,440,481
Total expenses, including other income, net	1,200,291	32,063	122,285	(47,832)	1,306,807
Segment income (loss)	179,621	12,070	(58,017)	—	133,674
Income before provision for income taxes					$133,674

	Three Months Ended June 30, 2025
	Skilled services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$1,173,576	$31,468	$57,332	$(34,607)	$1,227,769
Total expenses, including other income, net	1,023,572	22,342	104,104	(34,607)	1,115,411
Segment income (loss)	150,004	9,126	(46,772)	—	112,358
Income before provision for income taxes					$112,358

Our total revenue increased by $212.7 million, or 17.3%, compared to the three months ended June 30, 2025. The increase in revenue was primarily driven by occupancy growth of 2.7% and 2.3% from our skilled services in Same Facilities and Transitioning Facilities, respectively, as well as higher patient acuity. In addition, contributions from our acquisitions increased our Recently Acquired Facilities revenue by $133.5 million, when compared to the same period in 2025.
Skilled Services

REVENUE

The following tables present the skilled services revenue and key performance metrics by category during the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change	% Change

TOTAL FACILITY RESULTS:	(Dollars in thousands)
Skilled services revenue	$1,379,912	$1,173,576	$206,336	17.6%
Number of facilities at period end	348	304	44	14.5%
Number of campuses at period end(1)	32	30	2	6.7%
Actual patient days	3,017,641	2,615,490	402,151	15.4%
Occupancy percentage — Operational beds	82.9%	81.3%	1.6%	2.0%
Skilled mix by nursing days	31.0%	30.8%	0.2%	0.6%
Skilled mix by nursing revenue	50.0%	49.2%	0.8%	1.6%

	Three Months Ended June 30,
	2026	2025	Change	% Change

SAME FACILITY RESULTS:(2)	(Dollars in thousands)
Skilled services revenue	$988,337	$926,850	$61,487	6.6%
Number of facilities at period end	234	234	—	—%
Number of campuses at period end(1)	25	25	—	—%
Actual patient days	2,164,347	2,091,332	73,015	3.5%
Occupancy percentage — Operational beds	84.1%	81.9%	2.2%	2.7%
Skilled mix by nursing days	32.2%	31.3%	0.9%	2.9%
Skilled mix by nursing revenue	51.0%	50.1%	0.9%	1.8%

	Three Months Ended June 30,
	2026	2025	Change	% Change

TRANSITIONING FACILITY RESULTS:(3)	(Dollars in thousands)
Skilled services revenue	$197,371	$185,981	$11,390	6.1%
Number of facilities at period end	50	50	—	—%
Number of campuses at period end(1)	4	4	—	—%
Actual patient days	405,468	393,063	12,405	3.2%
Occupancy percentage — Operational beds	84.7%	82.8%	1.9%	2.3%
Skilled mix by nursing days	29.7%	28.0%	1.7%	6.1%
Skilled mix by nursing revenue	49.7%	47.0%	2.7%	5.7%

	Three Months Ended June 30,
	2026	2025	Change	% Change

RECENTLY ACQUIRED FACILITY RESULTS:(4)	(Dollars in thousands)
Skilled services revenue	$194,204	$60,745	$133,459	NM
Number of facilities at period end	64	20	44	NM
Number of campuses at period end(1)	3	1	2	NM
Actual patient days	447,826	131,095	316,731	NM
Occupancy percentage — Operational beds	76.6%	69.9%	NM	NM
Skilled mix by nursing days	26.9%	30.4%	NM	NM
Skilled mix by nursing revenue	45.1%	43.0%	NM	NM
(1)Campus represents a facility that offers both skilled nursing and senior living services. Revenue and expenses related to skilled nursing and senior living services have been allocated and recorded in the respective operating segment.
(2)Same Facility results represent all facilities acquired prior to January 1, 2023.
(3)Transitioning Facility results represent all facilities acquired from January 1, 2023 to December 31, 2024.
(4)Recently Acquired Facility results represent all facilities acquired on or subsequent to January 1, 2025.

Skilled services revenue increased by $206.3 million, or 17.6%, compared to the three months ended June 30, 2025. The increases in skilled services revenue were across all payer types, primarily driven by strong occupancy across our skilled services operations. Our consolidated occupancy increased by 2.0% to 82.9%, during the three months ended June 30, 2026 compared to the same period in 2025, with an increase in skilled days from our operations within Same Facilities and Transitioning Facilities.

Revenue in our Same Facilities increased by $61.5 million, or 6.6%, compared to the three months ended June 30, 2025, due to increased occupancy from skilled days and revenue per patient day. Our continuous efforts to strengthen our partnerships with various managed care organizations, hospitals and local communities, increased our managed care revenue by 6.1%, resulting from an increase in managed care days and revenue per patient day. In addition to our growing Medicare Advantage market, we experienced meaningful growth in our Medicare patient base.

Revenue in our Transitioning Facilities increased by $11.4 million, or 6.1%, compared to the three months ended June 30, 2025, due to improved occupancy growth, increases in skilled mix days and revenue per patient day, across all payors. The increases reflect our operational fundamentals as we continue to transition and integrate these facilities.

Revenue in our Recently Acquired Facilities increased by approximately $133.5 million compared to three months ended June 30, 2025. The 46 operational expansions between July 1, 2025 and June 30, 2026 across 10 states contributed $120.1 million of the total increase. Recently Acquired Facilities generally have lower occupancy and skilled mix levels, which may temporarily reduce our overall operating metrics following an acquisition.

The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate(1):

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2026	2025	2026	2025	2026	2025	2026	2025

SKILLED NURSING AVERAGE DAILY REVENUE RATES:
Medicare	$814.66	$779.77	$890.48	$854.83	$784.73	$701.40	$822.24	$789.43
Managed care	599.06	575.29	658.87	609.88	630.25	555.77	609.07	578.40
Other skilled	649.37	647.61	678.38	685.81	683.77	711.96	655.51	655.04
Total skilled revenue	685.04	661.18	776.70	745.39	713.52	652.03	700.39	672.15
Medicaid	310.64	302.36	326.89	321.75	316.83	374.44	313.78	308.87
Private and other payors	317.27	288.43	362.96	357.18	330.50	392.10	326.20	305.96
Total skilled nursing revenue	$431.71	$413.41	$464.31	$444.50	$425.26	$460.83	$435.10	$420.43
(1) The rates are based on contractually agreed-upon amounts or rates, excluding the estimates of variable consideration under the revenue recognition standard, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606.

Our Medicare daily rates at Same Facilities and Transitioning Facilities increased by 4.5% and 4.2%, respectively, compared to the three months ended June 30, 2025. The increase is attributable to the 3.2% net market basket increase that became effective in October 2025 as well as a shift toward higher acuity patients. As hospitals continue to discharge individuals with more complex medical conditions to skilled nursing facilities, we are experiencing a greater proportion of higher acuity patients, which necessitates more advanced and specialized care.

Our managed care daily rates at Same Facilities and Transitioning Facilities increased by 4.1% and 8.0%, respectively, compared to the three months ended June 30, 2025. The increase in managed care daily rates was primarily driven by our continued focus on developing strong relationships as well as the achievement of clinical outcomes, resulting in a shift to high acuity patients.

Our Medicaid daily rates at Same Facilities and Transitioning Facilities increased by 2.7% and 1.6%, respectively, compared to the three months ended June 30, 2025, due to state reimbursement increases and our participation in Medicaid supplemental payment and quality improvement programs in various states.

Payor Sources as a Percentage of Skilled Nursing Services. We use our skilled mix as a measure of the quality of reimbursements we receive at our affiliated skilled nursing facilities over various periods.

The following tables set forth our percentage of skilled nursing patient revenue and days by payor source:

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2026	2025	2026	2025	2026	2025	2026	2025
PERCENTAGE OF SKILLED NURSING REVENUE
Medicare	21.2%	20.9%	28.3%	27.8%	24.1%	19.1%	22.6%	21.9%
Managed care	19.6	19.9	15.1	14.0	14.4	13.0	18.2	18.6
Other skilled	10.2	9.3	6.3	5.2	6.6	10.9	9.2	8.7
Skilled Mix	51.0%	50.1%	49.7%	47.0%	45.1%	43.0%	50.0%	49.2%
Private and other payors	7.1	6.9	8.4	9.2	10.6	10.0	7.7	7.5
Medicaid	41.9	43.0	41.9	43.8	44.3	47.0	42.3	43.3
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Three Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2026	2025	2026	2025	2026	2025	2026	2025
PERCENTAGE OF SKILLED NURSING DAYS
Medicare	11.2%	11.1%	14.7%	14.5%	13.1%	12.6%	12.0%	11.6%
Managed care	14.1	14.3	10.6	10.2	9.7	10.8	13.0	13.5
Other skilled	6.9	5.9	4.4	3.3	4.1	7.0	6.0	5.7
Skilled Mix	32.2%	31.3%	29.7%	28.0%	26.9%	30.4%	31.0%	30.8%
Private and other payors	9.6	9.9	10.7	11.5	13.7	11.8	10.4	10.2
Medicaid	58.2	58.8	59.6	60.5	59.4	57.8	58.6	59.0
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Services

The following table sets forth total cost of services for our skilled services segment for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Change
	2026	2025	$	%

Cost of services	$1,089,109	$932,823	$156,286	16.8%
Revenue percentage	78.9%	79.5%		(0.6)%
Cost of services related to our skilled services segment increased by $156.3 million, or 16.8%, from the same period in 2025, primarily due to growth in operations, including acquisitions, and higher patient volumes. Cost of services as a percentage of revenue decreased by 0.6% to 78.9%, primarily reflecting ancillary cost efficiencies achieved through our integrated clinical and therapy model and improved labor costs, including lower agency expenses. Cost of services as a percentage of revenue may fluctuate from period to period based on the timing and volume of acquisitions, as newly acquired operations typically experience higher costs during their initial transition period. In addition, cost of services for the three months ended June 30, 2026 includes $3.9 million of expenses associated with our deferred compensation plan, which directly offsets the corresponding investment gains recorded in Other income, net. Without the deferred compensation plan expense, cost of services expense as a percentage of revenue would be 78.6%.

Standard Bearer

	Three Months Ended June 30,		Change
	2026	2025	$	%

	(Dollars in thousands)
Rental revenue generated from third-party tenants	$6,348	$4,712	$1,636	34.7%
Rental revenue generated from Ensign's independent subsidiaries	37,785	26,756	11,029	41.2
TOTAL RENTAL REVENUE	$44,133	$31,468	$12,665	40.2%
Segment income	12,070	9,126	2,944	32.3
Depreciation and amortization	12,676	9,265	3,411	36.8
FFO	$24,746	$18,391	$6,355	34.6%

Rental revenue — Our rental revenue, including revenue generated from our independent subsidiaries, increased by $12.7 million, or 40.2%, to $44.1 million, compared to the three months ended June 30, 2025. The increase in revenue is primarily attributable to 37 real estate purchases, as well as annual rent increases since the three months ended June 30, 2025. For the three months ended June 30, 2026, rental revenue generated from third-party tenants included $1.0 million of rental income earned from acquired real estate properties during the period prior to their lease to our independent operating subsidiaries on May 1, 2026.

FFO — Our FFO increased by $6.4 million, or 34.6%, to $24.7 million, compared to the three months ended June 30, 2025. The increase in rental revenue of $12.7 million was offset by increases in interest expense of $5.1 million associated with the debt agreements between Standard Bearer and us as Standard Bearer continues to grow its real estate portfolio.
All Other Revenue
Our other revenue increased by $6.9 million, or 12.1%, to $64.3 million, compared to the three months ended June 30, 2025. Other revenue includes senior living revenue of $31.2 million, revenue from other ancillary services of $29.9 million and rental income of $3.2 million. The increase in other revenue is primarily attributable to the growth in our other ancillary services.

Consolidated Financial Expenses
Rent-cost of services — Our rent-cost of services as a percentage of revenue decreased by 0.1% to 4.6%, as the expansions in our footprint have resulted from more real estate purchases than leased properties.
General and administrative expense — General and administrative expense increased $16.8 million or 24.3%, to $85.9 million. The increase was also driven by costs incurred in connection with our system implementation. General and administrative expense as a percentage of revenue increased by 0.4% to 6.0%. General and administrative expense for the three months ended June 30, 2026 includes $3.9 million of expenses associated with our deferred compensation plan, which directly offsets the corresponding investment gains recorded in Other income, net. Without the deferred compensation plan expense, general and administrative expense as a percentage of revenue would be 5.7%.
Depreciation and amortization — Depreciation and amortization expense increased $5.6 million, or 21.8%, to $31.4 million. This increase was primarily related to additional depreciation incurred as a result of our newly acquired operations, which have a greater mix of real estate purchases than leases, and capital investments. Depreciation and amortization increased 0.2%, to 2.2%, as a percentage of revenue.
Other income, net — Other income, net primarily includes interest income from our investments, interest expense related to our debt and deferred compensation gains and losses. During the three months ended June 30, 2026 and 2025, the deferred compensation plan had gains of $7.6 million and $4.5 million, respectively, with an offsetting expense allocated between cost of services and general and administrative expenses. Other income, net increased primarily due to an increase in the gain on our deferred compensation plan offset by a decrease in interest income of $0.6 million as we utilized our cash on hand to fund more real estate purchases during the period. Changes in our deferred compensation plan are a result of gains or losses depending on market performance. Other income, net as a percentage of revenue increased by 0.1%.

Provision for income taxes — Our effective tax rate was 25.3% for the three months ended June 30, 2026, compared to 24.8% for the same period in 2025. The effective tax rate for both periods was driven by the impact of excess tax benefits from stock-based compensation, partially offset by non-deductible expenses including non-deductible compensation. See Note 12, Income Taxes, in the Notes to the Interim Financial Statements for further discussion.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
The following tables set forth details of operating results for our revenue and earnings, and their respective components, by our reportable segment for the periods indicated.

	Six Months Ended June 30, 2026
	Skilled Services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$2,710,747	$80,235	$126,524	$(87,829)	$2,829,677
Total expenses, including other income, net	2,357,109	57,356	240,795	(87,829)	2,567,431
Segment income (loss)	353,638	22,879	(114,271)	—	262,246
Income before provision for income taxes					$262,246

	Six Months Ended June 30, 2025
	Skilled Services	Standard Bearer	All Other	Eliminations	Consolidated
Total revenue	$2,297,130	$59,869	$109,758	$(65,947)	$2,400,810
Total expenses, including other income, net	2,003,195	42,160	202,464	(65,947)	2,181,872
Segment income (loss)	293,935	17,709	(92,706)	—	218,938
Income before provision for income taxes					$218,938

Our total revenue increased by $428.9 million, or 17.9%, compared to the six months ended June 30, 2025. The increase in revenue was primarily driven by an increase in occupancy of 2.6% and 3.0% from our skilled services in Same Facilities and Transitioning Facilities, respectively, as well as higher patient acuity. In addition, contributions from our acquisitions increased our Recently Acquired Facilities revenue by $261.5 million, when compared to the same period in 2025.

Revenue

The following tables present the skilled services revenue and key performance metrics by category during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Change	% Change

TOTAL FACILITY RESULTS:	(Dollars in thousands)
Skilled services revenue	$2,710,747	$2,297,130	$413,617	18.0%
Number of facilities at period end	348	304	44	14.5%
Number of campuses at period end(1)	32	30	2	6.7%
Actual patient days	5,913,675	5,153,626	760,049	14.7%
Occupancy percentage — Operational beds	83.4%	81.6%	1.8%	2.2%
Skilled mix by nursing days	31.5%	31.1%	0.4%	1.3%
Skilled mix by nursing revenue	50.3%	49.7%	0.6%	1.2%

	Six Months Ended June 30,
	2026	2025	Change	% Change

SAME FACILITY RESULTS:(2)	(Dollars in thousands)
Skilled services revenue	$1,967,545	$1,843,338	$124,207	6.7%
Number of facilities at period end	234	234	—	—%
Number of campuses at period end(1)	25	25	—	—%
Actual patient days	4,309,728	4,170,184	139,544	3.3%
Occupancy percentage — Operational beds	84.2%	82.1%	2.1%	2.6%
Skilled mix by nursing days	32.4%	31.8%	0.6%	1.9%
Skilled mix by nursing revenue	51.1%	50.6%	0.5%	1.0%

	Six Months Ended June 30,
	2026	2025	Change	% Change

TRANSITIONING FACILITY RESULTS:(3)	(Dollars in thousands)
Skilled services revenue	$392,857	$364,903	$27,954	7.7%
Number of facilities at period end	50	50	—	—%
Number of campuses at period end(1)	4	4	—	—%
Actual patient days	807,732	778,169	29,563	3.8%
Occupancy percentage — Operational beds	84.9%	82.4%	2.5%	3.0%
Skilled mix by nursing days	29.9%	28.4%	1.5%	5.3%
Skilled mix by nursing revenue	49.7%	47.6%	2.1%	4.4%

	Six Months Ended June 30,
	2026	2025	Change	% Change

RECENTLY ACQUIRED FACILITY RESULTS:(4)	(Dollars in thousands)
Skilled services revenue	$350,345	$88,889	$261,456	NM
Number of facilities at period end	64	20	44	NM
Number of campuses at period end(1)	3	1	2	NM
Actual patient days	796,215	205,273	590,942	NM
Occupancy percentage — Operational beds	78.3%	70.0%	NM	NM
Skilled mix by nursing days	28.5%	27.7%	NM	NM
Skilled mix by nursing revenue	46.8%	39.9%	NM	NM
(1)Campus represents a facility that offers both skilled nursing and senior living services. Revenue and expenses related to skilled nursing and senior living services have been allocated and recorded in the respective operating segment.
(2)Same Facility results represent all facilities acquired prior to January 1, 2023.
(3)Transitioning Facility results represent all facilities acquired from January 1, 2023 to December 31, 2024.
(4)Recently Acquired Facility results represent all facilities acquired on or subsequent to January 1, 2025.

Skilled services revenue increased $413.6 million, or 18.0%, compared to the six months ended June 30, 2025. The increases in skilled services revenue were across all payer types, primarily driven by strong occupancy across our skilled services operations. Our consolidated occupancy increased by 2.2% to 83.4% during the six months ended June 30, 2026 compared to the same period in 2025, compounded by a shift to skilled days for our Same Facilities and Transitioning Facilities.
Revenue in our Same Facilities increased $124.2 million, or 6.7%, compared to the six months ended June 30, 2025, due to increased occupancy from strong skilled days and revenue per patient day.
Revenue in our Transitioning Facilities increased $28.0 million, or 7.7%, compared to the six months ended June 30, 2025, due to improved occupancy growth, increases in skilled mix days and revenue per patient day, across all payors. The increases reflect our operational fundamentals as we continue to transition and integrate these facilities.

Revenue in our Recently Acquired Facilities increased $261.5 million, compared to the six months ended June 30, 2025. The 46 operational expansions between July 1, 2025 and June 30, 2026 across 10 states contributed $206.8 million of the total increase. Recently Acquired Facilities generally have lower occupancy and skilled mix levels, which may temporarily reduce our overall operating metrics following an acquisition.
The following table reflects the change in skilled nursing average daily revenue rates by payor source, excluding services that are not covered by the daily rate (1):

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2026	2025	2026	2025	2026	2025	2026	2025

SKILLED NURSING AVERAGE DAILY REVENUE RATES
Medicare	$812.17	$777.70	$885.86	$848.13	$796.67	$667.40	$822.04	$786.58
Managed care	594.97	570.02	652.52	605.80	627.83	522.15	604.67	572.51
Other skilled	646.93	645.85	680.76	668.45	659.88	714.24	651.51	650.67
Total skilled revenue	682.14	657.16	773.10	739.60	714.40	621.17	697.78	667.17
Medicaid	311.49	299.67	328.56	316.93	318.27	356.51	314.77	304.65
Private and other payors	314.74	289.10	365.97	354.74	348.25	364.34	327.66	303.52
Total skilled nursing revenue	$431.75	$412.14	$465.42	$441.17	$434.75	$430.70	$436.73	$417.23
(1) The rates are based on contractually agreed-upon amounts or rates, excluding the estimates of variable consideration under the revenue recognition standard, Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606.

Our Medicare daily rates at Same Facilities and Transitioning Facilities both increased by 4.4% compared to the six months ended June 30, 2025. The increases are attributable to the 3.2% net market basket increase that became effective October 2025 as well as a shift toward higher acuity patients. As hospitals continue to discharge individuals with more complex medical conditions to skilled nursing facilities, we are experiencing a greater proportion of higher acuity patients, which necessitates more advanced and specialized care.

Our managed care daily rates at Same Facilities and Transitioning Facilities increased by 4.4% and 7.7%, respectively, compared to the six months ended June 30, 2025. The increase in managed care daily rates was primarily driven by our continued focus on clinical outcomes, resulting in shift to higher acuity patients.

Our Medicaid daily rates at Same Facilities and Transitioning Facilities increased by 3.9% and 3.7%, respectively, compared to the six months ended June 30, 2025, due to state reimbursement increases, our participation in Medicaid supplemental payment and quality improvement programs in various states.
Percentage of Skilled Nursing Services — We use our skilled mix as a measure of the quality of reimbursements we receive at our independent skilled nursing facilities over various periods.
The following tables set forth our percentage of skilled nursing patient revenue and days:

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2026	2025	2026	2025	2026	2025	2026	2025

PERCENTAGE OF SKILLED NURSING REVENUE
Medicare	21.4%	21.1%	28.4%	28.4%	25.2%	18.2%	23.0%	22.2%
Managed care	19.7	20.4	14.9	14.0	14.9	12.8	18.4	19.1
Other skilled	10.0	9.1	6.4	5.2	6.7	8.9	8.9	8.4
Skilled mix	51.1%	50.6%	49.7%	47.6%	46.8%	39.9%	50.3%	49.7%
Private and other payors	7.0	6.9	8.3	9.0	9.9	10.3	7.6	7.4
Medicaid	41.9	42.5	42.0	43.4	43.3	49.8	42.1	42.9
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

	Six Months Ended June 30,
	Same Facility		Transitioning		Acquisitions		Total
	2026	2025	2026	2025	2026	2025	2026	2025

PERCENTAGE OF SKILLED NURSING DAYS
Medicare	11.4%	11.2%	14.9%	14.8%	13.8%	11.8%	12.2%	11.8%
Managed care	14.3	14.7	10.6	10.2	10.4	10.5	13.3	13.9
Other skilled	6.7	5.9	4.4	3.4	4.3	5.4	6.0	5.4
Skilled mix	32.4%	31.8%	29.9%	28.4%	28.5%	27.7%	31.5%	31.1%
Private and other payors	9.5	9.8	10.6	11.2	12.4	12.2	10.0	10.1
Medicaid	58.1	58.4	59.5	60.4	59.1	60.1	58.5	58.8
TOTAL SKILLED NURSING	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of Services

The following table sets forth total cost of services for our skilled services segment for the periods indicated (dollars in thousands):

	Six Months Ended June 30,		Change
	2026	2025	$	%

Cost of services	$2,141,833	$1,824,678	$317,155	17.4%
Revenue percentage	79.0%	79.4%		(0.4)%

Cost of services related to our skilled services segment increased by $317.2 million, or 17.4%, from the same period in 2025, primarily due to growth in operations, including acquisitions, and higher patient volumes. Cost of services as a percentage of revenue decreased by 0.4% to 79.0%, primarily reflecting ancillary cost efficiencies achieved through our integrated clinical and therapy model and improved labor costs, including lower agency expenses. Cost of services as a percentage of revenue may fluctuate from period to period based on the timing and volume of acquisitions, as newly acquired operations typically experience higher costs during their initial transition period. In addition, cost of services for the six months ended June 30, 2026 includes $3.1 million of expenses associated with our deferred compensation plan, which directly offsets the corresponding investment gains recorded in Other income, net. Without the deferred compensation plan expense, cost of services expense as a percentage of revenue would be 78.7%.
Standard Bearer

	Six Months Ended June 30,		Change
	2026	2025	$	%

	(Dollars in thousands)
Rental revenue generated from third-party tenants	$11,618	$9,209	$2,409	26.2%
Rental revenue generated from Ensign's independent subsidiaries	68,617	50,660	17,957	35.4
TOTAL RENTAL REVENUE	$80,235	$59,869	$20,366	34.0%
Segment income	22,879	17,709	5,170	29.2
Depreciation and amortization	23,459	17,741	5,718	32.2
FFO	$46,338	$35,450	$10,888	30.7%

Rental revenue — Our rental revenue, including revenue generated from our independent subsidiaries, increased by $20.4 million, or 34.0%, to $80.2 million, compared to the six months ended June 30, 2025. The increase in revenue is primarily attributable to 37 real estate purchases, as well as annual rent increases since the six months ended June 30, 2025. For the six months ended June 30, 2026, rental revenue generated from third-party tenants included $1.0 million of rental income earned from acquired real estate properties during the period prior to their lease to our independent operating subsidiaries on May 1, 2026.

FFO — Our FFO increased by $10.9 million, or 30.7%, to $46.3 million, compared to the six months ended June 30, 2025. The increase in rental revenue of $20.4 million is offset by increases in interest expense of $7.9 million associated with the debt arrangements between Standard Bearer and us as Standard Bearer continues to grow its real estate portfolio.
All Other Revenue
Our other revenue increased by $16.8 million, or 15.3%, to $126.5 million, compared to the six months ended June 30, 2025. Other revenue for the six months ended June 30, 2026 includes senior living revenue of $61.8 million, revenue from other ancillary services of $58.3 million and rental income of $6.4 million. The increase in other revenue is primarily attributable to growth in our other ancillary services.
Consolidated Financial Expenses
Rent-cost of services — Our rent-cost of services as a percentage of revenue decreased by 0.1% to 4.7%, as the expansions in our footprint have resulted from more real estate purchases than leased properties.
General and administrative expense — General and administrative expense increased by $28.5 million or 21.6%, to $160.1 million. The increase was also driven by costs incurred related to our system implementation. General and administrative expense as a percentage of revenue increased by 0.2% to 5.7%. General and administrative expense for the six months ended June 30, 2026 includes $3.1 million of expenses associated with our deferred compensation plan, which directly offsets the corresponding investment gains recorded in Other income, net. Without the deferred compensation plan expense, general and administrative expense as a percentage of revenue would be 5.6%.
Depreciation and amortization — Depreciation and amortization expense increased by $10.2 million, or 20.5%, to $60.2 million. This increase was primarily related to the additional depreciation and amortization incurred as a result of our newly acquired operations, which have a greater mix of real estate purchases than leases, and capital investments. Depreciation and amortization increased 0.1%, to 2.1%, as a percentage of revenue.
Other income, net — Other income primarily includes interest income from our investments, interest expense related to our debt and deferred compensation gains and losses. During the six months ended June 30, 2026 and 2025, the deferred compensation investment program had a gains of $5.9 million and $4.2 million, respectively, with an offsetting expenses or reduction in expenses are allocated between cost of services and general and administrative expenses. Other income, net increased by $1.2 million primarily due to an increase in the gain on our deferred compensation plan offset by a decrease in interest income of $1.0 million as we utilized our cash on hand to fund more real estate purchases during the period. Changes in our deferred compensation plan are a result of gains or losses depending on market performance. Other income, net as a percentage of revenue decreased by 0.1%.
Provision for income taxes — Our effective tax rate was 23.9% for the six months ended June 30, 2026, compared to 24.7% for the same period in 2025. The effective tax rate for both periods was driven by the impact of excess tax benefits from stock-based compensation, partially offset by non-deductible expenses, including non-deductible compensation. See Note 12, Income Taxes, in the Interim Financial Statements for further discussion.
Liquidity and Capital Resources
Our principal sources of liquidity have historically been derived from our cash flows from operations, long-term debt secured by our real property and borrowings under our Credit Facility (defined below). Our liquidity as of June 30, 2026 is impacted by cash generated from strong operational performance offset by our real estate acquisitions, as well as capital expenditures to improve the quality of care at our existing operations.
Historically, we have primarily financed the majority of our acquisitions through cash generated from operations, mortgages on our properties and our Credit Facility. Cash paid to fund acquisitions was $376.0 million for the six months ended June 30, 2026 compared to $213.6 million for the six months ended June 30, 2025. Total capital expenditures for property and equipment were $88.3 million and $92.5 million for the six months ended June 30, 2026 and 2025, respectively. We currently have approximately $175.0 million budgeted for renovation projects in 2026.

Our cash and cash equivalents of $262.3 million as of June 30, 2026 consisted of bank deposits and money market funds. In addition, as of June 30, 2026, we held investments of $268.6 million. We believe our investments that were in an unrealized loss position as of June 30, 2026 do not require an allowance for expected credit losses, nor has any event occurred subsequent to that date that would indicate so. We may, in the future, seek to raise additional capital to fund growth, capital renovations, operations and other business activities, but such additional capital may not be available on acceptable terms, on a timely basis, or at all.

Our primary source of cash is from our ongoing operations. Our positive cash flows have supported our business and have allowed us to pay regular dividends to our stockholders. We currently anticipate that existing cash and total investments as of June 30, 2026, along with projected operating cash flows and available financing, will support our normal business operations for the foreseeable future.
Share Repurchases
On May 13, 2026, the Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to $40.0 million of our common stock under the program for a period of approximately 12 months from June 12, 2026. On June 12, 2026, the Board of Directors approved an amendment to the stock repurchase program pursuant to which we are authorized to repurchase an additional $60.0 million of our common stock under the program. During the three months ended June 30, 2026, we repurchased 257 shares of our common stock for $40.0 million. As of June 30, 2026, $60.0 million remains authorized and available for repurchase under the stock repurchase program.
On May 15, 2025, the Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from June 16, 2025. The stock repurchase program expired on June 16, 2026 and is no longer in effect. We did not repurchase any shares pursuant to this stock repurchase program.
Under each of our repurchase programs, we are authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions, tender offers, pursuant to contractual provisions, and block trades, or otherwise in accordance with federal securities laws. The stock repurchase program does not obligate us to acquire any specific number of shares. Any such repurchases will depend on our business strategy, prevailing market conditions, our liquidity requirements, contractual restrictions or covenants, compliance with securities laws, and other factors. The amounts involved in any such transaction may be material.
The following table presents selected data from our condensed consolidated statement of cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025

NET CASH PROVIDED BY (USED IN):	(In thousands)
Operating activities	$272,108	$227,950
Investing activities	(478,893)	(311,924)
Financing activities	(34,796)	(16,655)
Net decrease in cash and cash equivalents	$(241,581)	$(100,629)
Cash and cash equivalents beginning of period	503,881	464,598
Cash and cash equivalents at end of period	$262,300	$363,969
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in operating assets and liabilities.
The $44.2 million increase in cash provided by operating activities for the six months ended June 30, 2026 compared to the same period in 2025 was due to an increase in operational performance offset by timing of payments.
Investing Activities
Investing cash flows consist primarily of capital expenditures, investment activities, insurance proceeds and cash used for acquisitions.

The $167.0 million increase in cash used in investing activities for the six months ended June 30, 2026 compared to the same period in 2025 was primarily used for acquisitions, partially offset by maturities of our investments and reduced capital expenditures.
Financing Activities
Financing cash flows consist primarily of cash provided by the issuance of common stock upon exercise of stock options, payment of dividends to stockholders, issuance and repayment of short-term and long-term debt and payment for share repurchases.
The $18.1 million increase in cash used in financing activities for the six months ended June 30, 2026 compared to the same period in 2025, was primarily driven by higher common stock repurchases, which totaled $40.0 million in 2026 versus $20.0 million in 2025.
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
Mortgage Loans and Promissory Note
As of June 30, 2026, 23 of our subsidiaries had mortgage loans insured with HUD for an aggregate amount of $141.7 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The mortgage loans bear effective interest rates at a range of 3.1% to 4.2%, including fixed interest rates at a range of 2.4% to 3.3% per annum. In addition to the interest rate, we incur other fees for HUD placement, including but not limited to audit fees. Amounts borrowed under the mortgage loans may be prepaid, subject to prepayment fees of the principal balance on the date of prepayment. For the majority of the loans, during the first three years, the prepayment fee is 10.0%, and is reduced by 3.0% in the fourth year of the loan, and reduced by 1.0% per year for years five through ten of the loan. There is no prepayment penalty after year ten. The terms for all the mortgage loans are 25 to 35 years.
In addition to the HUD mortgage loans, one of our subsidiaries has a promissory note that bears a fixed interest rate of 5.3% per annum and has a term of 12 years. The note, which was used for an acquisition, is secured by the real property comprising the facility and the rent, issues and profits thereof, as well as all personal property used in the operation of the facility.
While the mortgage loans and promissory note require ongoing principal and interest payments over their respective terms, we currently expect these obligations to be satisfied through cash from ongoing operations.
Operating Leases
As of June 30, 2026, 254 of our facilities have long-term lease arrangements, of which 103 of the operations are under eight triple-net Master Leases with CareTrust. The Master Leases consist of multiple leases, each with its own pool of properties, that have varying maturities and diversity in property geography. Under each master lease, our individual subsidiaries that operate those properties are the tenants and CareTrust's individual subsidiaries that own the properties subject to the Master Leases are the landlords. The rent structure under the Master Leases includes a fixed component, subject to annual escalation equal to the lesser of the percentage change in the Consumer Price Index (but not less than zero) or 2.5%. At our option, we can extend the Master Leases for two or three five-year renewal terms beyond the initial term, on the same terms and conditions. If we elect to renew the term of a Master Lease, the renewal will be effective as to all, but not less than all, of the leased property then subject to the Master Lease.
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
We have a Credit Facility with Truist of up to $600.0 million in aggregate principal. We have no outstanding borrowings under our Credit Facility as of June 30, 2026 and through the filing date of this report. In addition, we have outstanding indebtedness under mortgage loans insured with HUD and a promissory note payable to a third party of $142.3 million, all of which are at fixed interest rates.
Our cash and cash equivalents as of June 30, 2026 consisted of bank term deposits, money market funds and U.S. Treasury bill related investments. In addition, as of June 30, 2026, we held investments of approximately $268.6 million. We believe our investments that were in an unrealized loss position as of June 30, 2026 do not require an allowance for expected credit losses, nor has any event occurred subsequent to that date that would indicate so. Our market risk exposure is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objective of our investment activities is to preserve principal, while at the same time maximizing the income we receive from our investments without significantly increasing risk. We invest in marketable securities with the positive intent and ability to hold to maturity. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
The above only incorporates those exposures that exist as of June 30, 2026 and does not consider those exposures or positions which could arise after that date. If we diversify our investment portfolio into securities and other investment alternatives, we may face increased risk and exposures as a result of interest risk and the securities markets in general.

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
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
There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Litigation and Regulatory Matters — Laws and regulations governing Medicare and Medicaid programs are complex and subject to review and interpretation. Compliance with such laws and regulations is evaluated regularly, the results of which can be subject to future governmental review and interpretation and can include significant regulatory action with the possibility of fines, penalties, and exclusion from certain governmental programs. Included in these laws and regulations is the Health Insurance Portability and Accountability Act of 1996 (monitored and enforced by the Office for Civil Rights), the terms of which require healthcare providers (among other things) to safeguard the privacy and security of certain patient protected health information.
We and our independent subsidiaries are party to various legal actions and administrative proceedings and are subject to various claims arising in the ordinary course of business, including claims that services provided to patients by our independent subsidiaries have resulted in injury or death, and claims related to employment and commercial matters. For example, in a four-week medical negligence trial in the State of Arizona, the jury returned a verdict against one of our independent subsidiaries in late November 2023. We appealed the result, and the Arizona Court of Appeals issued its decision in the Company's favor on July 6, 2026. We vigorously defend against these claims and in general these types of claims, and cases, however, there can be no assurance that the outcomes of these matters will not have a material adverse effect on operational results and financial condition. Additionally, in certain states in which we have or have had independent operating subsidiaries, insurance coverage for the risk of punitive damages arising from general and professional liability litigation may not be available due to state law and/or public policy prohibitions. There can be no assurance that we and or our independent subsidiaries will not be liable for punitive damages awarded in litigation arising in states for which punitive damage insurance coverage is not available.

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
Healthcare litigation (including class action litigation) is common and is filed based upon a wide variety of claims and theories. We and our independent subsidiaries have been subjected to, and/or are currently involved in, class action litigation alleging violations (alone or in combination) of state and federal wage and hour law related to the alleged failure to pay wages, to timely provide and compensate meal and rest breaks, and other such similar causes of action. For example, in 2025, we agreed to settle substantially all alleged wage and hour or labor code-related violations asserted on a class or representative basis against our independent subsidiaries in California for purported violations occurring during the six year period ending December 2025, for $12.0 million, pending court approval. While we have been able to settle or otherwise resolve many of these types of claims without an ongoing material adverse effect on our business, a significant increase in the number of these claims, or an increase in the amounts owed should plaintiffs be successful in their prosecution of remaining or future claims, could materially adversely affect our business, financial condition, results of operations and cash flows.

On July 16, 2026, a purported stockholder filed a derivative complaint in the Superior Court of the State of California, County of Orange, captioned Thompson v. Keetch, et. al., Case No. 2026-01584212-CU-NP-CXC (the “Derivative Action”) against certain current and former directors and officers of the Company and against us as a nominal defendant. The complaint asserts claims for, among other things, breach of fiduciary duty and unjust enrichment arising from allegations relating to the our healthcare regulatory compliance, staffing, executive compensation, stock sales by certain of the individual defendants, and related-party transactions. The complaint seeks, on behalf of us, unspecified damages, disgorgement, corporate governance reforms, attorneys' fees and costs, and other relief. No responsive pleading has been filed. As we are unable to determine at this time whether any loss ultimately will occur or to reasonably estimate the possible loss or range of loss, no amount has been accrued in the financial statements at this time.
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
From time to time, various state or Federal agencies may issue requests for information, including but not limited to a subpoena. As an example, OHCA is currently conducting a CMIR with respect to specific components of a proposed transaction involving three of our independent subsidiaries in California. We provided OHCA with the requested information regarding specific components of the proposed transaction as part of the CMIR. We have been unable to effect resolution including attempts to narrow the scope of the inquiry to that contemplated by the applicable regulation, and limit the requests to our independent subsidiaries operating in California. We have filed a Petition in the Superior Court of the State of California, County of Orange, seeking a declaration that the CMIR regulations violate the United States Constitution and/or the California Constitution, and are void and unenforceable as applied to us. We also have requested that OHCA be ordered to withdraw the subpoena and close the inquiry, so the underlying transaction can be completed.
Both government and private pay sources have instituted cost-containment measures designed to limit payments made to providers of healthcare services, and there can be no assurance that future measures designed to limit payments made to providers will not adversely affect us.
Medicare Revenue Recoupments — We and our independent subsidiaries are subject to regulatory reviews relating to the provision of Medicare services, billings and potential overpayments resulting from reviews conducted via RAC, and various Program Safeguard Contractors and Medicaid Integrity Contractors (collectively referred to as Reviews). Reviews vary in claim selection size and processes, ranging from a single episode/claim to larger, multi-claim batches; and from single rounds of review to reviews of multiple rounds with pass/fail criteria. If an operation has a significant error or fails a Review and/or subsequent Reviews, the operation could then be subject to extended review or an extrapolation of the identified error rate to other billings in the same time period. We anticipate that these Reviews could increase in frequency in the future. As of June 30, 2026, and through the filing date of this report, 18 of our independent subsidiaries had multi-claim Reviews scheduled or in process.

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
•Anticipated changes in the U.S. political environment, including those as a result of the current Presidential administration and Congress, and to regulatory agencies, particularly HHS, may result in significant changes to regulatory framework, enforcements, reimbursements, tariff and trade policy, and our business.
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
•Increased competition for, or a shortage of, nurses and other skilled personnel, including as a result of federal immigration policy, could increase our staffing and labor costs, reduce the pool of available healthcare workers, and subject us to monetary fines resulting from a failure to maintain minimum staffing requirements under state law, or may affect reimbursement.
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
•Newly enacted and proposed legislation in the States where our independent subsidiaries are located may affect our operations in terms of individual litigation and the broader regulatory environment.
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
We derived 23.7% and 24.0% of our service revenue from the Medicare programs for the three and six months ended June 30, 2026, respectively, and 23.8% and 24.2% for the three and six months ended June 30, 2025, respectively. In addition, many other payors may use published Medicare rates as a basis for reimbursements. Accordingly, if Medicare reimbursement rates are reduced or fail to increase as quickly as our costs, if there are changes in the rules governing the Medicare program that are disadvantageous to our business or industry, or if there are delays in Medicare payments, our business and results of operations will be adversely affected.
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

Reductions in reimbursement rates or the scope of services being reimbursed could have a material, adverse effect on our revenue, financial condition and results of operations or even result in reimbursement rates that are insufficient to cover our operating costs. Although the FY 2027 PPS PR proposes an overall increase in SNF reimbursement rates, the proposed rule also sets forth provisions that, if finalized and implemented in future fiscal years, would expand the data that must be reported as part of the QRP, shortens the time for reporting, and require the reduction of reimbursements to SNFs participating in the VBP during FY 2027. In addition, CMS may make future adjustments to reimbursement levels and underlying reimbursement formulae as it continues to monitor the impact of current payments system on patient outcomes and budget neutrality. Previous Presidential Administrations focused on studying the nursing home industry and directed HHS to issue proposed rules based on those studies, including changes to SNF facility reimbursement and specifically, the SNF VBP Program, which may also adversely affect our reimbursement. The current Presidential Administration's policy directives and priorities regarding the nursing home industry and SNFs in particular are not yet fully known. As of July 4, 2025, Congress passed and the current Presidential Administration signed into law the OBBB, which reversed and limited the efficacy of certain parts of the ACA, including expansion of the Medicaid program in participating states. Congress's passage of CAA 2026 and its signing into law also preserved certain telehealth flexibilities beneficial to our business and financial performance, and deferred sequestration of Medicare reimbursement rates.
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
A significant portion of reimbursement for skilled nursing services comes from Medicaid. In fact, Medicaid is our largest source of revenue, accounting for 45.2% and 45.0% of our revenue for the three and six months ended June 30, 2026, respectively, and 46.0% and 45.4% for the three and six months ended June 30, 2025, respectively. Medicaid is a state-administered program financed by both state funds and matching federal funds. Medicaid spending has increased rapidly in recent years, becoming a significant component of state budgets, which has led both the federal government and many states to institute measures aimed at controlling the growth of Medicaid spending, and in some instances reducing aggregate Medicaid spending. Since a significant portion of our revenue is generated from our skilled nursing independent subsidiaries in California, Texas and Arizona, any budget reductions or delays in these states could adversely affect our net patient service revenue and profitability. Due to recent fluctuations in state budgets many of the states in which we operate (including those with current budget surpluses), are seeking to contain costs on Medicaid outlays for SNFs, and any such decline could adversely affect our financial condition and results of operations.
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
Consistent with the Administration’s focus on strengthening Medicaid program integrity and reducing waste, fraud, and abuse, regulatory activity has accelerated following the 2025 reconciliation legislation, particularly around implementation of the OBBB.
To generate funds to pay for the increasing costs of the Medicaid program, many states utilize financial arrangements commonly referred to as provider taxes. The OBBB’s passage prohibits the imposition of new provider taxes or increase of existing provider taxes, except for intermediate care facilities and nursing homes. Under provider tax arrangements, states collect taxes from healthcare providers to generate non-federal share of Medicaid, which allows the states to then claim additional federal matching funds to help offset cost of care by providing additional reimbursements. CMS's recently proposed Hold Harmless Provider Tax rule would not appear to directly impact nursing homes.
CMS's recent rulemaking while largely intended to carry provisions of the OBBB into effect makes it more difficult for states to obtain waivers in enacting taxes on Medicaid-participating providers in order to fund that state's share of its Medicaid obligations.

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

Certain states where the Company operates have implemented direct spending requirements requiring SNFs to spend a portion of their revenue, particularly including Medicaid-derived revenue, on expenses directly relating to care. These spending requirements could affect our operational results and place the Company at higher risk of suffering non-compliance consequences, such as penalties, pay-backs, restricted admissions and/or operational/financial penalties.
For example, Washington state incorporates the costs of direct care, indirect care, and capital expenditures for SNF services in computing the State’s Medicaid payments to nursing facilities. Using periodically updated calculations that account for factors including case acuity, fair market value of capital expenditures, inflation, and facility performance, Washington sets facility compensation so that the majority of Medicaid reimbursement paid to a skilled nursing facility is used for care-related activities, with limitations on how much a facility’s reimbursement may increase from year to year. Washington state first adopted this care-based payment model in 2015 and has periodically updated it since, including in 2020, 2022, and 2023; it is expected that Washington will continue to amend this law in the future. For state fiscal year 2024, Texas requires all nursing facilities to show that a portion of funds paid to SNFs by Texas’s Medicaid program, including both fee-for-service and managed care reimbursement, were expended for direct care activities, including direct care staff wages and benefits. For state fiscal year 2025, Texas replaced the previous spending requirement with the patient care expense ratio (PCER) which measures the proportion of a facility's Medicaid revenue that is spent on patient care expenses. The PCER is a financial accountability metric and will be reported annually. If our independent subsidiaries in Texas fail to meet the specified PCER thresholds, Texas may recoup Medicaid payments and persistent non-compliance may affect Medicaid participation.
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

With the passage of the IRA in 2022, Congress expanded and supplemented the ACA, including through the continuation of federally funded insurance premium subsidies. This modification of the ACA by the IRA indicates that Congress may continue to change and expand the ACA in the future. Since the commencement of the current Presidential Administration in January of 2025, there have been executive actions and proposed legislation, including the enactment of the OBBB, which undoes or limits the effect of portions of the ACA, including its Medicaid expansion provisions. The OBBB’s provisions may also affect the availability of Medicaid for potential beneficiaries due to work requirements, limit eligibility for our independent subsidiaries’ services due to caps on home equity that may be disregarded for eligibility purposes and limit the reimbursement available for our services under Medicaid. These legislative changes, and the effects of the current Presidential Administration’s executive orders, are not yet fully realized in terms of their effects on our business. For example, on June 1, 2026, CMS issued an interim final rule setting forth the framework for states to follow in ensuring certain adults participating in Medicaid satisfy a requirement to spend at least 80 hours per month in prescribed forms of community engagement, which include education, employment, work programs, or community service, as a condition of eligibility for benefits under that state plan. Under this interim final rule, each State must generally implement this requirement by January 1, 2027.
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

We may not be able to predict whether and when any such changes will occur, and proposals discussed by the current Presidential Administration, including a repeal or material amendment of the ACA, could harm our business, operating results and financial condition. The ACA continues to be a salient political topic and proposed changes to it may become the subject of campaign promises, litigation, administrative action, or legislation under the current Presidential Administration, and the Senate, where the Republican party now holds a majority of seats. In addition, even if the ACA is not amended or repealed, the President and the executive branch of the federal government, as well as CMS and HHS, have a significant impact on the implementation of the provisions of the ACA. It is expected that the current Presidential Administration will make changes affecting the implementation and enforcement of the ACA, which could harm our business, operating results and financial condition. We have seen such changes with the current Presidential Administration's impacts to the Biden-Harris Administration's regulatory activity promulgating rules regarding anti-discrimination under Section 1557 of the ACA and rulemaking requiring SNFs to disclose their ownership and the ownership of service providers under Section 6101 of the ACA. It is not possible to know whether, when, or how any or all these regulations or their implementation will be changed, the manner in which any change may be effected, and the ultimate effects of such changes on our business. If we are slow or unable to adapt to any such changes, our business, operating results and financial condition could be adversely affected.

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
On April 2, 2025, President Trump signed an executive order to impose a variety of tariffs on the global trading partners of the United States. In the months since then, the tariffs with various countries have been increased, decreased, paused, and been reinstated as part of a broader trade negotiation strategy that has caused uncertainty in various product markets. These tariffs have the potential to increase costs on goods that are imported into the United States. As it pertains to our independent subsidiaries, tariffs on medical supplies, pharmaceuticals, and medical equipment may lead to higher costs to providers and the federal government through the Medicare and Medicaid programs and may impact the formulas used to calculate federal reimbursements. To the extent that tariff-driven cost increases are not reflected in corresponding adjustments to Medicare and Medicaid reimbursement rates, our operating margins could be adversely affected. Additionally, supply chain disruptions arising from trade policy, foreign conflicts, and materials shortages uncertainty could impair our ability to obtain necessary medical supplies and equipment in a timely and cost-effective manner. The tariff levels described above are subject to legal challenge, and judicial decisions regarding the scope of executive tariff authority, including challenges to tariffs imposed under the International Emergency Economic Powers Act, could result in modifications, suspensions, or invalidations of existing tariffs, creating additional uncertainty regarding the cost and availability of imported medical supplies and equipment on which our independent subsidiaries depend.
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
We continually monitor these developments in order to respond to the changing regulatory environment impacting our business. We don't know whether and when any such changes will occur, and specific proposals made by the current Administration or others in anticipation of mid-term elections in the U.S., including a repeal or material amendment of the ACA, potential cuts to the Medicare or Medicaid programs by Congress through the budget reconciliation process, or other laws affecting the provision of healthcare services, could harm our business, operating results and financial condition. If we are slow or unable to adapt to any such changes, our business, operating results and financial condition could be adversely affected.

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
We have and will continue to be subject to post-payment audits and reviews, and may be subject to more intensive “probe reviews” performed by Medicare administrative contractors, which in recent years appear to be a regular procedure with our fiscal intermediaries. All findings of overpayment from CMS contractors are eligible for appeal. Excepting rare findings of overpayment related to objective errors in Medicare payment methodology or claims processing, we utilize all defenses reasonably available to us to demonstrate that the services provided meet all clinical and regulatory requirements for reimbursement.
In cases where claim and documentation review by a CMS contractor yields repeated unsatisfactory results, an operation can be subjected to protracted regulatory oversight. This CMS oversight may include education and sampling of claims, extended pre-payment review, referral of the operating business to recovery audit or integrity contractors, or extrapolation of an error rate to other reimbursement made outside of specifically reviewed claims. Ongoing failure to demonstrate improvement towards meeting all claim filing and documentation requirements could ultimately lead to Medicare decertification. As of June 30, 2026 and through the filing date of this report, 18 of our independent subsidiaries had multi-claim reviews scheduled or in process, either pre- or post-payment. We anticipate that these reviews could increase in frequency in the future.

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

These anti-fraud and abuse laws and regulations are complex, and we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. While we do not believe we are in violation of these prohibitions, it may be asserted that we are violating the provisions of such laws and regulations.

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

CMS's efforts to enhance its enforcement powers and increase enforcement activities towards SNFs, as discussed in Item 2., under Government Regulation, result in state survey agencies having more accountability for their survey and enforcement efforts. Within the FY 2025 PPS, CMS obtained greater ability to impose monetary penalties upon SNFs for incident-based and day-based violations of CMS’s conditions of participation. Further, the enhanced penalties against SFFs under the Biden-Harris Administration represented further federal calls for transparency, oversight and penalties for low-ranked and underperforming SNFs. These policies may prove to be popular, effective, or otherwise desirable and might not change with a new Presidential Administration, including under new leadership of HHS and CMS. These enhanced penalties and enforcement activities precede greater focus by CMS in obtaining oversight over SFFs, and continuing that oversight even after those SFFs improve as recommended by the OIG in its October 24, 2025 report and recommendations regarding the SFF program, and subjecting them to more exacting and routine oversight. The likely result may be more frequent surveys of our independent subsidiaries, with more substantial penalties, fines and other consequences if they do not perform well. For low-performing facilities in the SFF program, the standards for successfully emerging from that program and not being subject to ongoing and enhanced government oversight will be higher and measured over a longer period of time, prolonging the risks of monetary penalties, fines and potential suspension or exclusion from the Medicare and Medicaid programs.

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

This three-year look-back for sustained improvements by facilities that graduate the SFF program poses risk for our independent subsidiaries, specifically those that may be subject to the SFF program or that have been subject to the SFF program in the past. As of June 30, 2026, and through the filing date of this report, we have two facilities that graduated from the SFF program within the past three years. First, for SNFs that are selected by CMS for participation in the SFF program, or which currently are in the SFF program, graduation from the program is not guaranteed and the SNF may not be able to continue its operations. Even one survey with a significant compliance deficiency, such as actual harm or an immediate jeopardy deficiency, may result in CMS—acting solely within its discretion—terminating the SNF’s Medicare or Medicaid participation, likely triggering the termination of other payor contracts and rendering the facility economically unviable. Second, for SNFs that have graduated from the SFF program, they are subject to a three-year period of enhanced scrutiny where adverse findings by a SA and a single survey’s finding of poor compliance may result in CMS discretionally terminating that facility’s Medicare and/or Medicaid participation, which would likely cause other payors to terminate their agreements with the facility as well. As a result, the resources needed for graduation from the SFF program may be for nothing if, in the three years following graduation from the SFF program, a SNF receives a poor survey result and CMS imposes fines and penalties up to the termination of the facility’s Medicare and Medicaid participation.

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

HIPAA, as amended by the HITECH Act, requires us to adopt and maintain business procedures and systems designed to protect the privacy, security and integrity of patients' individual health information, in addition to state laws governing the privacy of patient information. We must comply with these state privacy laws to the extent that they are more protective of healthcare information or provide additional protections not afforded by HIPAA. The regulations enacting HIPAA periodically change and the last proposed change was issued in late 2022. In 2024, CMS published the Interoperability Final Rule, which affects the data standards and APIs that entities may use. Additionally, the 42 CFR Part 2 final rule issued in 2024 updating the separate confidentiality requirements for substance use disorder (SUD) records requires compliance by February 16, 2026.

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

Healthcare businesses are increasingly the target of cyberattacks whereby hackers disrupt business operations or obtain protected health information, often demanding large ransoms. For years, healthcare has been among the most-breached sector of the economy based on publicly disclosed information. This trend of healthcare as a vulnerable cybersecurity target continues in 2026 and is expected to remain a significant risk in the future. The frequency of this activity has increased precipitously over the last five years. Our business is dependent on the proper functioning and availability of our computer systems and networks. Our safety and security measures and disaster recovery plan may not prevent damage, interruption or breach of our information systems and operations. Additionally, we cannot control the safety and security of our information held by third-party vendors with whom we contract. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect, and as such we (or third-party vendors) may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software or applications we (or third-party vendors) develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security of information systems. Unauthorized parties may attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud or other forms of deception. Additionally, the rapid ongoing evolution and increased adoption of emerging technologies such as artificial intelligence (AI) and machine learning may intensify cybersecurity threats, as threat actors increasingly leverage these tools to craft more sophisticated attacks, while also creating new challenges related to the use of AI in our own operations, including risks related to algorithmic accuracy, data integrity, regulatory compliance with evolving AI governance frameworks, and potential liability arising from AI-assisted clinical or operational decision-making.
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
Nonetheless, for the federal government or any state government to materially change the way compliance with the minimum staffing standard is calculated or enforced, our labor costs could increase and the current shortage of healthcare workers could impact us more significantly. The broader labor market where we compete is in a state of disequilibrium where the needs of businesses such as ours outstrip the supply of available and willing workers. There is additional upward pressure on wages from different industries and more generally due to the current rate of inflation. Some of these industries compete with us for labor and others that do not, which makes it difficult to make significant hourly wage and salary increases due to the fixed nature of our reimbursement under insurance contracts as well as Medicare and Medicaid (which may face challenges as a result of the enactment of the OBBB), in addition to our increasing variable costs. Due to the limited supply of qualified applicants who seek or are willing to accept employment, these broader concerns may increase our labor costs or lead to potential staffing shortages, reduced operations to comply with applicable laws and regulations, or difficulty complying with those laws and regulations at current operational levels.
Laws and regulations may increase our costs of maintaining qualified nursing and skilled personnel, or make it more difficult for us to attract or retain qualified nurses and skilled staff members. Proposed legislation, such as the Nurses Belong in Nursing Homes Act and Safe Staffing Saves Lives Act, may make it more expensive to compete for, hire, and retain nursing staff, if passed into law in substantially the same form as previously introduced to Congress. Despite the current administration's abandonment of implementation of any minimum staffing requirements, the likelihood of the enactment of such legislation remains unclear. The current or future presidential administrations may revive this concept and seek to restore that rule or impose new staffing rules that are equally or more stringent.

State-level staffing requirements in the states where our independent SNFs operate, whether such requirements are passed by statute, regulation, or executive order, may result in a shortage or inability to obtain nurses and skilled staff.

Increased competition for, or a shortage of, nurses or other trained personnel, or general ongoing inflationary pressures may require that we enhance our pay and benefits packages to compete effectively for such personnel. Recent changes in federal immigration policy have exacerbated these issues at all levels of the wage and skill spectrum. For example, the cost of an H-1B visa can be up to $0.1 million which has changed the economic viability of a visa commonly used for skilled care providers to work in the United States and increasing the cost of engaging skilled labor from outside of the United States. This indirectly increases the wage pressure for skilled workers such as physicians and NPs eligible to work in the United States. Increased scrutiny of other visa types, such as H-4 visas and reviews of applicants' presence and activities on their social media accounts, has also affected the availability and ability to participate in the workforce by other workers who have provided care in other less-skilled positions. This, too, increases the cost of delivering care, reduces the pool of skilled and eligible workers, and like the issues posed by H-1B visa costs and competitiveness, may affect our operations, financial performance, and profitability. Turnover rates and the magnitude of the shortage of nurses or other trained personnel vary substantially from operation to operation and may adversely affect those operations' quality ratings based on data reported to CMS. In addition, state laws regarding minimum wage increases, such as California’s minimum wage increases for both healthcare and fast-food workers, may intensify competition for labor in both skilled and unskilled settings. For skilled workers within the skilled care market where we operate, the costs of skilled labor, which are already greater than unskilled labor, could increase further. Similarly, the increased minimum wage of unskilled labor will not only increase the cost of unskilled labor but may also have effects that dissuade workers from training to join the skilled workforce to earn higher wage growth, resulting in a smaller pool of available skilled workers and further increased competition—and higher wages—for them. If we fail to attract and retain qualified and skilled personnel, our ability to conduct our business operations could be harmed.
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

As discussed in greater detail in Item 2., under Government Regulation, Civil and Criminal Fraud and Abuse Laws and Enforcement, the OIG regularly conducts investigations regarding certain payment or compliance issues within the healthcare industry. The OIG continued to identify SNF compliance as an issue of concern in its 2025 semi-annual reports to Congress. The OIG's November 2025 report to Congress indicated that quality of resident care in nursing facilities was an enforcement concern for that office, and also identified SNFs that had failed to properly repay HHS provider relief funds they had received during the COVID-19 PHE. In March of 2025, OIG found that, over a 3-year period, Medicare Part D improperly paid approximately $465 million for drugs that should have been reimbursed under Medicare Part A through its SNF benefits. This issue was also added to the OIG's work plan, with a focus on SNFs' compliance with Medicare Part A billing requirements for drugs that the OIG found were improperly paid by Medicare Part D. In June 2024, the OIG continued to focus on SNFs, adding the SFF Program to its Work Plan. Among other things, the OIG recommended attention to the rate of reimbursement for professional services rendered within facilities. The OIG’s reports to Congress have also recommended a reduction in the use of psychotropic drugs in nursing homes and urged CMS to evaluate the appropriateness of psychotropic drug use among residents, including the use of data to identify nursing homes with higher rates of use for potential further scrutiny and action. Based on this information, SNFs in particular are potential targets for more robust scrutiny and examination by regulators.

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
To provide another example, California’s adoption of the Skilled Nursing Facility Ownership and Management Reform Act of 2022, discussed in Item 2., under Government Regulation, imposes new requirements for obtaining licenses to operate SNFs. These new requirements may delay or limit the ability to obtain new SNF licenses within that state, whether through acquisition of existing facilities or opening a new facility. This new law's obligations may increase the costs of obtaining licensure, make applications more time-consuming and complex, and may result in civil penalties and other sanctions against our independent subsidiaries in the event they are not compliant with these new licensure application requirements. As a result, this new law may delay or impede growth within California. As with the bill that increases the cap of non-economic damages for medical malpractice litigation, California’s influence on other states may result in this legislation becoming a model for other states and having similar, potentially adverse effects within those jurisdictions as well.

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

Our independent subsidiaries are subject to a variety of federal and state employment-related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act that governs such matters as minimum wages, overtime and other working conditions and similar state laws such as the California Private Attorneys General Act (PAGA), the ADA and similar state laws that provide civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas, the National Labor Relations Act, regulations of the EEOC, regulations of the Office for Civil Rights, regulations of state attorneys general, family leave mandates and a variety of similar laws enacted by the federal and state governments that govern these and other employment law matters. Changes to federal and state regulations and laws are discussed in more detail in Item 2., under Government Regulation.

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
Our revenue is affected by the percentage of the patients of our independent subsidiaries who require a high level of skilled nursing and rehabilitative care, whom we refer to as high acuity patients, and by our mix of payment sources. Changes in the acuity level of patients we attract, as well as our payor mix among Medicaid, Medicare, private payors and managed care companies, significantly affect our profitability. Changes to federal law affecting Medicaid funding and availability, including the enactment of the OBBB, may materially affect our business and the operations of our independent subsidiaries. We generally receive higher reimbursement rates for high acuity patients, and payors reimburse us at different rates. For the three and six months ended June 30, 2026, 68.9% and 69.0% of our revenue, respectively, was provided by government payors that reimburse us at predetermined rates. If our labor or other operating costs increase, we will be unable to recover such increased costs from government payors. Accordingly, if we fail to maintain our proportion of high acuity patients or if there is any significant increase in the percentage of the patients of our independent subsidiaries for whom we receive Medicaid reimbursement, our results of operations may be adversely affected.
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

Our ancillary businesses also are susceptible to general liability claims based on facts and circumstances that are specific to their activities and operations, such as claims for automobile-involved accidents against our non-emergent ground transportation business. The defense of claims and lawsuits relating to our ancillary businesses has resulted in the past, and may result in the future, in significant legal costs, regardless of the outcome. As our ancillary businesses grow, the independent subsidiaries may be subject to increased frequency and/or severity of losses from such claims and suits which may result in increased liability insurance premiums and decline in available coverage as described above, which could materially and adversely affect our business, financial condition and results of operations.

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
Our independent subsidiaries have used arbitration agreements where permissible by law, which historically have been favored by the courts in the absence of legal authority limiting or curtailing their use, to streamline the dispute resolution process and reduce our exposure to legal fees and excessive jury awards. CMS previously identified these arbitration agreements as an area of focus and issued guidance to state surveyors regarding federal requirements for the use of arbitration agreements in nursing home care, with non-compliance potentially resulting in fines and other sanctions. Absent some judicial or legislative intervention, or other ability to potentially resolve claims without the cost and unpredictability of a jury trial (for example, obtaining a jury trial waiver if and where permitted by state law), our litigation exposure and costs of defense in patient liability actions could increase, our liability insurance premiums could increase, and our business may be adversely affected.
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
During the six months ended June 30, 2026, we expanded our operations through a combination of a long-term lease and real estate purchases, with the addition of 21 stand-alone skilled nursing operations and two campus operations. This growth has placed and will continue to place significant demands on our current management resources. Our ability to manage our growth effectively and to successfully integrate new acquisitions into our existing business will require us to continue to expand our operational, financial and management information systems and to continue to retain, attract, train, motivate and manage key employees, including facility-level leaders and our local directors of nursing. We may not be successful in attracting qualified individuals necessary for future acquisitions to be successful, and our management team may expend significant time and energy working to attract qualified personnel to manage operations we may acquire in the future. Also, the newly acquired operations may require us to spend significant time improving services that have historically been substandard, and if we are unable to improve such operations quickly enough, we may be subject to litigation and/or loss of licensure or certification. If we are not able to successfully overcome these and other integration challenges, we may not achieve the benefits we expect from any of our acquisitions, and our business may suffer.
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
As of July 30, 2025, the Nursing Home Compare updates were temporarily paused until October 2025 due to CMS's transition to a cloud-based system for survey data. During this pause, CMS indicated it will validate data integrity and engage in verification of reporting information for meeting quality standards. This impacts existing viewpoint of SNFs because there is no opportunity to provide new data to update scores. Further it increases the chance of audit by CMS if there are potential findings of data integrity or verification issues. Beginning in January 2026, CMS's change to the reporting of its long-stay antipsychotic medication quality measure reflecting both Medicare and Medicaid claims data, as well as Medicare Advantage data. The consequences of this measurement are expected by industry observers to cause an upward shift in reported rates of antipsychotic medication usage, with CMS applying more scrutiny to data within the MDS excluded from this specific measure.
The FY 2027 PPS PR proposes further changes that may affect our independent subsidiaries' abilities to be more competitive in these rankings in the future. First, the FY 2027 PPS PR proposes removing two rankings in the FY 2028 SNF QRP; if finalized, such a removal may adversely affect our SNFs that ranked highly and performed well in those categories. Second, the FY 2027 PPS proposes accelerating the timeframe for data submission from 4.5 months to approximately 45 days following the end of a reportable calendar quarter. If this proposal is finalized and implemented, its implementation may increase the costs and administrative requirements to collect, authenticate, and submit such data to CMS, and may make it more difficult, or impose more expense, for our SNFs to maintain high star ratings while complying with these deadlines. Finally, the FY 2027 PPS proposes that SNFs submit MDS data for all SNF residents and patients, and not just those receiving skilled services within the SNF, regardless of payor. This requirement too, if finalized, would create a new obligation for our SNFs that would impose financial and administrative cost, and the collection of more data used in making star ratings under the QRP program may result in the SNFs operated by our independent subsidiaries experiencing reduced ratings, or finding it more difficult or expensive to maintain high ratings under the program's five-star rating measure.

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
Further, because our self-insurance reimbursements under our general and professional liability and workers compensation programs apply on a per claim basis, there is no limit to the maximum number of claims or the total amount for which we could incur liability in any policy period.

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

As of June 30, 2026, our independent subsidiaries operated 254 of our 396 facilities under long term lease arrangements. Most of our leases are triple-net leases, which means that, in addition to rent, we are required to pay for the costs related to the property (including property taxes, insurance, and maintenance and repair costs). We are responsible for paying these costs notwithstanding the fact that some of the benefits associated with paying these costs accrue to the landlords as owners of the associated facilities.
Each lease provides that the landlord may terminate the lease for a variety of reasons, including the default in any payment of rent, taxes or other payment obligations or the breach of any other covenant or agreement in the lease. Termination of a lease could result in a default under our debt agreements and could adversely affect our business, financial position or results of operations. We may not be able to comply with all of our obligations under the leases in the future.

Failure to generate sufficient cash flow to cover required payments or meet operating covenants under our long-term debt, mortgages and long-term operating leases could result in defaults under such agreements and cross-defaults under other debt, mortgage or operating lease arrangements, which could harm our independent subsidiaries and cause us to lose facilities or experience foreclosures.

Our Credit Facility has a borrowing capacity of up to $600.0 million in aggregate principal amount. As of June 30, 2026 and through the filing date of this report, we had no outstanding borrowings under our Credit Facility. Twenty-three of our subsidiaries have mortgage loans insured with the Department of Housing and Urban Development (HUD) for an aggregate amount of $141.7 million, which subjects these subsidiaries to HUD oversight and periodic inspections. The terms of the mortgage loans range from 25- to 35-years. We also have one outstanding promissory note with an aggregate principal amount of approximately $0.6 million as of June 30, 2026. The term of the note is 12 years.
In addition, we had $3.1 billion of future operating lease obligations as of June 30, 2026. We intend to continue financing our independent subsidiaries through mortgage financing, long-term operating leases and other types of financing, including borrowings under our lines of credit and future credit facilities we may obtain.
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

As of June 30, 2026, we lease 39 of our properties to third-party operators. In the future, we might expand our leasing property portfolio to additional tenants. We have very limited control over the success or failure of our tenants’ and operators’ businesses and, at any time, a tenant or operator may experience a downturn in its business that weakens its financial condition. If that happens, the tenant or operator may fail to make its payments to us when due. Although our lease agreements give us the right to exercise certain remedies in the event of default on the obligations owing to us, we may determine not to do so if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches.
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
Investments in and acquisitions of healthcare properties entail risks associated with real estate investments generally, including risks that the investment will not achieve expected returns, that the cost estimates for necessary property improvements will prove inaccurate or that the tenant or operator will fail to meet performance expectations. Income from properties and yields from investments in our properties may be affected by many factors, including changes in governmental regulation (such as licensing and government payment), general or local economic conditions (such as fluctuations in interest rates, senior savings, and employment conditions), the available local supply of and demand for improved real estate, a reduction in rental income as the result of an inability to maintain occupancy levels, natural disasters (such as hurricanes, earthquakes and floods) or similar factors. Furthermore, healthcare properties are often highly customized, and the development or redevelopment of such properties may require costly tenant-specific improvements. As a result, we may not achieve the economic benefit we expect from acquisition or investment opportunities.
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

The Medicaid State-Directed Payment (SDP) Proposed Rule, if finalized and adopted in its present form, will implement the OBBB’s statutory requirements and additional restrictions on SDPs. The proposed rule will affect the primary mechanism by which states have required MCOs to pay at rates above the Medicaid reimbursement rates otherwise negotiated with providers, including SNFs. The limitation on directed payments within the proposal is described as a cap to better align Medicaid payments with Medicare standards which, in nursing homes, is already below Medicare. After the phase down in January 2028, results may have implications to overall reimbursement programs that states will need to navigate but complete impact is still being assessed.
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

No prediction can be made regarding whether new legislation or regulation (including new tax measures) will be enacted by legislative bodies or governmental agencies, nor can we predict what consequences would result from this legislation or regulation. Accordingly, in the future, the currently anticipated tax treatment of an investment may be modified by legislative, judicial or administrative changes, possibly with retroactive effect.

Even if Standard Bearer remains qualified as a REIT, it may face other tax liabilities that reduce its cash flow.

Even if Standard Bearer remains qualified for taxation as a REIT, it may be subject to certain U.S. federal, state, and local taxes on its income and assets, including taxes on any undistributed income and state or local income, property and transfer taxes. For example, Standard Bearer may hold some of its assets or conduct certain of its activities through one or more taxable REIT subsidiaries or other subsidiary corporations that will be subject to U.S. federal, state, and local corporate-level income taxes as regular C corporations. In addition, it may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s-length basis. Any of these taxes would decrease cash available for distribution to its stockholders.

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
We are also subject to the anti-takeover provisions of Section 203 of the General Corporation Law of the State of Delaware. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third-party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 203, “interested stockholder” means, generally, someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203.

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

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Repurchases of Equity Securities

A summary of the repurchase activity for the three months ended June 30, 2026 (dollars in millions, shares in thousands, except per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2026	—	$—	—	$—
May 1 to May 31, 2026	—	$—	—	$—
June 1 to June 30, 2026	257	$155.54	257	$60.0
Total	257	$155.54	257	$60.0
(1) These purchases were effectuated through a Rule 10b5-1 trading plan adopted by the Company on June 12, 2026.
(2) The average price paid per share excludes any broker commissions.

Stock Repurchase Programs — On May 13, 2026, the Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to $40.0 million of our common stock under the program for a period of approximately 12 months from June 12, 2026. On June 12, 2026, the Board of Directors approved an amendment to the stock repurchase program pursuant to which we are authorized to repurchase an additional $60.0 million of our common stock under the program. During the three months ended June 30, 2026, we repurchased 257 shares of our common stock for $40.0 million. As of June 30, 2026, $60.0 million authorized for repurchase remained available under the stock repurchase program.

On May 15, 2025, the Board of Directors approved a stock repurchase program pursuant to which we are authorized to repurchase up to $20.0 million of our common stock under the program for a period of approximately 12 months from June 16, 2025. The stock repurchase program expired on June 16, 2026 and is no longer in effect. We did not repurchase any shares pursuant to this stock repurchase program.

Under each of our repurchase programs, we are authorized to repurchase our issued and outstanding common shares from time to time in open-market and privately negotiated transactions, tender offers, pursuant to contractual provisions, and block trades, or otherwise in accordance with federal securities laws. The share repurchase program does not obligate us to acquire any specific number of shares. Any such repurchases will depend on our business strategy, prevailing market conditions, our liquidity requirements, contractual restrictions or covenants, compliance with securities laws, and other factors. The amounts involved in any such transaction may be material.

Item 5. OTHER INFORMATION

Rule 10b5-1 Plan Elections

Marivic Uychiat, a member of our Board of Directors, entered into a Rule 10b5-1 trading arrangement on May 6, 2026. Ms. Uychiat's 10b5-1 Plan provides for the potential exercise of vested stock options and the sale of up to 559 shares of the Company's common stock between August 5, 2026 and May 4, 2027.

On May 13, 2026, Daren J. Shaw, a member of our Board of Directors, terminated his previously disclosed Rule 10b5-1 trading arrangement, adopted on May 7, 2025, that provided for the potential sale of up to 4,000 shares of the Company's common stock between August 15, 2025 and May 29, 2026.

On June 10, 2026, Barry M. Smith, a member of our Board of Directors, terminated his previously disclosed Rule 10b5-1 trading arrangement, adopted on July 29, 2025, that provided for recurring monthly sale of up to 700 shares, for an aggregate of up to 8,400 shares of the Company's common stock between January 2, 2026 and December 31, 2026.

These Rule 10b5-1 trading arrangements were entered into and were terminated during open trading windows and were intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c) under the Securities Exchange Act of 1934, as amended, and the Company's policies regarding transactions in Company securities.

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

3.4		Amendment to the Amended and Restated Bylaws of The Ensign Group, Inc., dated March 15, 2024 (attached as Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q (File No. 001-33757) filed with the SEC on April 29, 2025)

10.1	+	Form of Notice of Performance-Based Restricted Stock Unit Award pursuant to the Amended and Restated 2022 Omnibus Incentive Plan of the Company; and Terms and Conditions of Performance-Based Restricted Stock Unit Awards pursuant to the Amended and Restated 2022 Omnibus Incentive Plan of the Company

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
+ Indicates management contract or compensatory plan.
* Documents not filed herewith are incorporated by reference to the prior filings identified in the table above.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ENSIGN GROUP, INC.

July 27, 2026	BY:	/s/ SUZANNE D. SNAPPER
Suzanne D. Snapper
Chief Financial Officer, Executive Vice President and Director (Principal Financial Officer and Principal Accounting Officer)